Form 10-K
period 2014-12-31
MGM Resorts International
filed 2015-03-02
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes              No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes    X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:      X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes            No    X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2014 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2014) was $10.5 billion.  As of February 24, 2015, 491,313,258 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The following are our strategic objectives:

•	Drive operational and capital structure improvements to enhance shareholder value;
•	Identify and execute on growth and development opportunities in key domestic and international markets to grow global presence;
•	Leverage investments in critical foundational competencies to support a high performance organization; and
•	Continue to solidify our reputation as a global leader in the principles of corporate social responsibility.

Reportable Segments

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of a gaming resort in Cotai, Macau. We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee.  See “Resort Operations” below, as well as “Executive Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 in the accompanying notes to the consolidated financial statements, for additional information related to our segments.

Resort Operations

General

Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities.  We believe we own or invest in several of the finest casino resorts in the world and continually reinvest in our resorts to maintain our competitive advantage. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.  We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development.

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

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2014.  Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Wholly Owned Domestic Resorts
Las Vegas
Bellagio	3,933	156,000	1,895	132
MGM Grand Las Vegas (4)	6,017	153,000	1,820	139
Mandalay Bay (5)	4,752	160,000	1,396	82
The Mirage	3,044	100,000	1,686	91
Luxor	4,400	111,000	1,182	55
Excalibur	3,981	95,000	1,421	53
New York-New York	2,024	88,000	1,334	72
Monte Carlo	2,992	87,000	1,319	63
Circus Circus Las Vegas	3,755	98,000	1,400	47
Other
MGM Grand Detroit (Detroit, Michigan) (6)	400	127,000	3,856	92
Beau Rivage (Biloxi, Mississippi)	1,740	80,000	1,915	83
Gold Strike (Tunica, Mississippi)	1,133	53,000	1,372	59
Circus Circus Reno (Reno, Nevada)	1,571	56,000	906	35
Gold Strike (Jean, Nevada) (7)	300	31,000	430	7
Railroad Pass (Henderson, Nevada) (8)	120	11,000	316	6
Subtotal	40,162	1,406,000	22,248	1,016
MGM China
MGM Macau – 51% owned (Macau S.A.R.)	582	274,000	1,197	423
Other operations
CityCenter – 50% owned (Las Vegas, Nevada) (9)	5,816	150,000	1,969	122
Borgata – 50% owned (Atlantic City, New Jersey) (10)	2,767	160,000	3,094	184
Silver Legacy – 50% owned (Reno, Nevada) (11)	1,711	89,000	1,314	63
Grand Victoria – 50% owned (Elgin, Illinois) (12)	-	38,000	1,133	24
Subtotal	10,294	437,000	7,510	393
Grand total	51,038	2,117,000	30,955	1,832

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(4)	Includes 1,021 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(7)	In October 2014, we entered into an agreement to sell Gold Strike Jean; the sale is expected to close during 2015.
(8)	In September 2014, we entered into an agreement to sell Railroad Pass; the sale is expected to close during 2015.
(9)

Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms.  Vdara includes 1,495 condo-hotel units. As of December 31, 2014, 147 units have been sold and closed, of which 72 units were contracted to participate in a hotel rental program managed by CityCenter. The remaining 1,348 unsold units are being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(10)	The other 50% of Borgata is owned by Boyd Gaming Corporation, which also operates the resort.
(11)	The other 50% of Silver Legacy is owned by Eldorado Resorts, Inc.
(12)	The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, which also operates the resort.

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

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”).  The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years.  Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

MGM China has finalized the design of the MGM Cotai project and construction commenced in 2013.  In May 2013, MGM China entered into an agreement with China State Construction Engineering Corporation to serve as the sole general contractor for the project.  MGM Cotai will be an integrated casino, hotel and entertainment resort with approximately 1,500 hotel rooms, 500 gaming tables and 1,500 slots.  The total estimated project budget is $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs. MGM Cotai is anticipated to open in the fall of 2016.

Customers and Competition

Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets we operate in, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii.  Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling and other forms of legalized gaming in the United States and internationally.

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

Wholly owned domestic resorts.  Our customers include premium gaming customers; leisure and wholesale travel customers; business travelers, and group customers, including conventions, trade associations, and small meetings.  We have a complete portfolio of resorts which appeal to the upper end of each market segment and also cater to leisure and value-oriented tour and travel customers. Many of our resorts have significant convention and meeting space which we utilize to drive business to our resorts during mid-week and off-peak periods.

Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area.   Our Las Vegas Strip resorts also compete, in part, with each other.  According to the Las Vegas Convention and Visitors Authority, there were approximately 150,500 guestrooms in Las Vegas at both December 31, 2014 and December 31, 2013.  At December 31, 2014, we operated approximately 27% of the guestrooms in Las Vegas.  Las Vegas visitor volume was 41.1 million in 2014, a 4% increase from the 39.7 million reported for 2013.

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

MGM China.  The three primary customer segments in the Macau gaming market are VIP casino gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally.  Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services.  Gaming promoters operate VIP gaming rooms within the property.  In exchange for their services, gaming promoters are compensated through payment of revenue-sharing arrangements or rolling chip turnover based commissions.  In-house VIP players also typically receive a commission based on the program in which they participate.  These clientele are acquired through our direct marketing efforts. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions.  The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future.  To target premium main floor players in order to grow revenue and improve yield, we have introduced premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots, to the main floor gaming area. The amenities create a dedicated exclusive gaming space for the use of premium main floor players.

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

Corporate and other.  Much like our wholly owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests and the location of their resorts.  Aria, which we manage and own 50% through CityCenter, appeals to the upper end of each segment in the Las Vegas market and competes with our wholly owned casino resorts and other resorts on the Las Vegas Strip.  Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets.

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

Wholly owned domestic resorts.  M life, our customer loyalty program, is a broad-based program recognizing and rewarding customer spending across most channels focusing on wallet share capture, increased loyalty, unique and exclusive offerings and instant gratification.  M life provides access to rewards, privileges, and members-only events.  M life is a tiered system and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Customers earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices, the M life Desk, or kiosks at participating properties.  Points may also be redeemed for FREEPLAY, which provides customers with free slot play on participating machines. Members can utilize the M life website, www.mlife.com, to see offers, tier levels and point and Express Comps balances.

M life utilizes advanced analytic techniques that identify customer preferences and helps predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships. In addition to the loyalty program, we issue a company magazine - M life Magazine - and developed M life TV, an in-room television channel to highlight customers’ experiences and showcase “Moments” customers can redeem through the accumulation of Express Comps.

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

Technology

We utilize various types of technology to maximize revenue and efficiency in our operations.  We continue to move forward on standardizing the technology platforms for several of our key operational systems.  The standardization of these systems provides us with one consistent operating platform, allowing us efficiencies in training, reducing complexity in system integration and interfaces, standardizing processes across our casino resorts and providing our customers with better information. These systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other resorts to their hotel accounts.  In addition, we utilize yield management programs at our resorts that help us maximize occupancy and room rates.

We continue to enhance our booking engine, which brings together and standardizes our domestic portfolio of casino resorts. The booking engine allows our guests and business partners the ability to create an all-inclusive experience, from accommodations to dining to shows.  In addition, guests are able to share their vacation plans with others via social media. Available through all of our domestic resorts’ individual websites, the booking engine gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. This experience is a significant improvement over traditional hotel booking engines which require guests to visit multiple sites for dining, hotel and entertainment reservations. The booking engine is also beneficial to M life members, through full integration with www.mlife.com.  With future plans to enable members to redeem express comps, members will enjoy powerful benefits, including easier access to their customized offers.

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

Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives.  Certain of our casino resorts in Nevada and our casino resort in Michigan were the first in each state to earn certification from Green Key, the largest international program evaluating sustainable hotel operations.  We received certifications at 15 resorts, including Aria, Vdara, Bellagio and Mandalay Bay, the only casino resorts to receive “Five Green Key” (the highest possible) ratings.  Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

In addition, we believe that incorporating the tenets of sustainability in our business decisions provides a platform for innovation and operational efficiency. CityCenter (Aria, Vdara, Veer, Mandarin Oriental Las Vegas and The Shops at Crystals) is one of the world’s largest private sustainable developments. With six LEED® Gold certifications from the U.S. Green Building Council, CityCenter serves as the standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

At MGM Macau, we incorporate the same commitment to the environment.  Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM Macau receiving the Macau Environmental Protection Bureau – Macau Green Hotel Award.

The construction of MGM National Harbor and MGM Springfield will further position MGM Resorts as a leader in sustainable resort operations, and by adopting innovative technologies in the design and operating practices of these resorts, we are advancing our commitment to protecting the planet in new regions.

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

Development and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives and repaying long-term debt. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

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

MGM Hospitality

MGM Hospitality seeks to leverage our management expertise and well-recognized brands through domestic and international expansion opportunities. MGM Hospitality has entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States.  In 2014, MGM Hospitality and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from MGM Hospitality and the Hakkasan Group.  In October 2014, MGM Hospitality contributed all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan.  MGM Hospitality will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including MGM Grand Sanya.

MGM National Harbor

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.2 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300 suite hotel with luxury spa and rooftop pool; 79,000 square feet of high end branded retail and fine and casual dining; a dedicated 3,000 seat theater venue; 50,000 square feet of meeting and event space; and a 4,700 space parking garage. Construction of MGM National Harbor has commenced with estimated completion in the second half of 2016.

MGM Springfield

We were awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $760 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 100 table games including poker; 250 hotel rooms; 64,000 square feet of retail and restaurant space; 33,000 square feet of meeting and event space; and a 3,500 space parking garage.  Construction of MGM Springfield is expected to be completed in the second half of 2017.

Las Vegas Arena

We entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – a leader in sports, entertainment, and promotions – to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of Las Vegas Arena Company, the developer of the arena. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in the first half of 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a $200 million senior secured credit facility to finance construction of the Las Vegas Arena.

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

Employees and Labor Relations

As of December 31, 2014, we had approximately 46,000 full-time and 16,000 part-time employees domestically, of which 6,000 and 2,500, respectively, related to CityCenter.  In addition, we had approximately 6,100 employees at MGM Macau.  We had collective bargaining contracts with unions covering approximately 30,800 of our employees as of December 31, 2014.  In November 2013, Las Vegas union employees approved new collective bargaining agreements covering most of our Las Vegas union employees; these agreements expire in 2018. The collective bargaining agreement covering approximately 4,300 employees at MGM Grand Las Vegas expired in 2014. We have signed an extension of such agreement and are currently negotiating a new agreement. The union contract covering approximately 2,400 domestic employees at MGM Grand Detroit expires in 2015.  As of December 31, 2014, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements.  We consider our employee relations to be good.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2014 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will spend in capital expenditures and investments; amounts we will pay under the CityCenter completion guarantee; the opening of strategic resort developments, the estimated costs associated with those developments and the expected components of such developments; and dividends we will receive from MGM China.  The foregoing is not a complete list of all forward-looking statements we make.

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

•	our ability to build and open our development in Cotai by January 2018;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;
•	our ability to recognize our foreign tax credit deferred asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that future construction or development projects will be susceptible to substantial development and construction risks;
•

the fact that our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;

•

the fact that CityCenter has decided to abate the potential for structural collapse of the Harmon Hotel & Spa (the “Harmon”) in the event of a code-level earthquake by demolishing the building, which exposes us to risks in connection with the demolition process;

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

•	increases in gaming taxes and fees in the jurisdictions in which we operate; and
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange.

Any forward-looking statement made by us in this Form 10-K or our 2014 Annual Report to Stockholders speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of February 27, 2015, the name, age and position of each of our executive officers.  Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	53	Chairman and Chief Executive Officer
Robert H. Baldwin	64	Chief Design and Construction Officer and Director
William J. Hornbuckle	57	President
Corey I. Sanders	51	Chief Operating Officer
Daniel J. D’Arrigo	46	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	62	Executive Vice President, Special Counsel – Litigation and Chief Diversity Officer
John M. McManus	47	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	59	Executive Vice President and Chief Accounting Officer

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

Mr. Hornbuckle has served as President since December 2012.  He served as Chief Marketing Officer from August 2009 to August 2014 and President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009.

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

Because of the time differences between Macau and the United States, we also use our corporate website as a means of posting important information about MGM China.

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of December 31, 2014, we had approximately $14.2 billion principal amount of indebtedness outstanding, including $2.7 billion of borrowings outstanding under our senior secured credit facility.  We had approximately $1.1 billion of available borrowing capacity under our senior secured credit facility as of December 31, 2014.  Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs.  In addition, as of December 31, 2014, MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the company that owns and operates MGM Macau, had approximately $553 million of debt outstanding under its credit facility.  We do not guarantee MGM Grand Paradise’s obligations under its credit agreement and, to the extent MGM Macau were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the covenants in our existing senior secured credit facility.  In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

•	increasing our exposure to general adverse economic and industry conditions;
•	limiting our flexibility to plan for, or react to, changes in our business and industry;
•	limiting our ability to borrow additional funds;
•	making it more difficult for us to make payments on our indebtedness; or
•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, our businesses are capital intensive.  For our owned and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished.  Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.  Similarly, future development projects, including the Las Vegas Arena project and our development projects in Massachusetts and Maryland, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

•

Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures.  Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments depends on our ability to generate cash flow in the future, our ability to receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China, and our ability to borrow under our senior secured credit facility to the extent of available borrowings.  If regional and national economic conditions deteriorate we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments.  We cannot assure you that our business will generate sufficient cash flow from operations, continue to receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We have a significant amount of indebtedness maturing in 2015, including $1.45 billion of our 4.25% convertible senior notes due 2015, and thereafter.  Fluctuations in our common stock impact the likelihood of the convertible senior notes being converted into equity. If our common stock price is below the conversion price of our convertible senior notes on the date of maturity, holders will not convert them into equity and we will be required to repay the principal amount of the convertible securities for cash.

Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above.  If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments.  There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our ability to comply with these provisions may be affected by events beyond our control.  The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  Any default under our senior secured credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt.

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

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California.  For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia (including Singapore, Australia, New Zealand, cruise ships in Asia that offer gaming, and unlicensed gaming operations), certain countries in the region have legalized casino gaming (including Malaysia, Vietnam, Cambodia, the Philippines and Russia) and others (such as Japan, Taiwan and Thailand) may legalize casino gaming (or online gaming) in the future.  Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau.  If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities (for example, the facilities currently being developed in Cotai, Macau), we would face increased competition.  Furthermore, most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses.  Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise.  Furthermore, certain jurisdictions, including Nevada and New Jersey, have also legalized forms of online gaming and the expansion of online gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate.  Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

•

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.  Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate.  These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.  As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction.  In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.  The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations.  In addition, we are subject to various gaming taxes, which are subject to possible increase at any time by various state and federal legislatures and officials.  Increases in gaming taxation could also adversely affect our results.  For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.2 to this Annual Report on Form 10-K.

Further, our directors, officers, key employees and investors in our properties must meet approval standards of certain state and foreign regulatory authorities.  If state regulatory authorities were to find such a person or investor unsuitable, we would be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in the property.  State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards.  Certain public and private issuances of securities and other transactions also require the approval of certain regulatory authorities.

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

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general.  These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.  For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990.  Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes.  Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. Similarly, in October 2014, casinos in Macau, including MGM China, implemented a smoking ban which prohibits smoking on all mass market gaming floors and, in 2015, the Macau Health Bureau announced that they will promote the submission of a bill proposing a full smoking ban in casinos, including in VIP rooms, in 2015. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

In addition, we also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act", which, among other things, requires us to report to the Internal Revenue Service ("IRS") any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic audits by the IRS, and we may be required to pay substantial penalties if we fail to comply with applicable regulations.  Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

•

Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside.  Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development.  Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer.  In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases (such as the recent Ebola epidemic) or fears of war and future acts of terrorism.  Consumer preferences also evolve over time due to a variety of factors, including as a result of demographic changes, which, for instance, has resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to these trends and any failure to do so may negatively impact our results of operations.  Aria, Bellagio and MGM Grand Las Vegas in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular.  A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results.  For example, the prior recession and downturn in consumer and corporate spending had a negative impact on our results of operations.

In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects.  Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring, could disrupt the number of visitors from mainland China to MGM Macau and/or the amounts they are willing to spend in the casino.  For example, from 2008 through 2010, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period.  In addition, effective October 2013, China banned “zero‑fare” tour groups involving no or low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China and in December 2014 the Chinese government tightened the enforcement of visa transit rules for those seeking to enter Macau at the Gongbei border (including requirements to present an airplane ticket to a destination country, a visa issued by such destination country and a valid Chinese passport).  It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future.  These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources.  Our success in Macau will be impacted by our ability to retain and hire employees.  We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of new developments in Macau.  While we seek employees from other countries to adequately staff our resort, certain Macau government policies limit our ability to import labor in certain job classifications.  In addition, limitations on the number of gaming tables permitted by the Macau government could impact our current expectation on the number of table games we will be able to utilize at our Cotai project.  Such limitations or reduction in table game availability may impact MGM China’s results of operations. Finally, because additional casino projects are under construction and are to be developed in the future, existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau.  If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our development in Cotai, Macau, could be negatively impacted.

•

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China.  In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Pansy Ho pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China.  While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) March 31, 2020, (ii) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) the date when our ownership of MGM China shares is less than 20% of the then issued share capital of MGM China.

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

•

We are required to build and open our development in Cotai, Macau by January 2018.  If we are unable to meet this deadline, and the deadline for the development is not extended, we may lose the land concession, which would prohibit us from operating any facilities developed under such land concession.  The land concession for the approximately 18 acre site on Cotai, Macau was officially gazetted on January 9, 2013.  If we are unable to build and open our proposed resort and casino by January 2018, and the deadline is not extended, the Macau government has the right to unilaterally terminate the land concession contract.  A loss of the land concession could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

MGM Grand Paradise is dependent upon gaming promoters for a significant portion of gaming revenues in Macau. Gaming promoters, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise’s gaming revenues in Macau.  With the rise in gaming in Macau and the recent reduction in the number of licensed gaming promoters in Macau and in the number of VIP rooms operated by licensed gaming promoters, the competition for relationships with gaming promoters has increased.  While MGM Grand Paradise is undertaking initiatives to strengthen relationships with gaming promoters, there can be no assurance that it will be able to maintain, or grow, relationships with gaming promoters.  In addition, continued reductions in the gaming promoter segment may result in the closure of additional VIP rooms in Macau, including VIP rooms at MGM Macau. If MGM Grand Paradise is unable to maintain or grow relationships with gaming promoters, or if gaming promoters are unable to develop or maintain relationships with our high-end customers, MGM Grand Paradise’s ability to grow gaming revenues will be hampered.  Furthermore, if existing VIP rooms at MGM Macau are closed there can be no assurance that MGM Grand Paradise will be able to locate acceptable gaming promoters to run such VIP rooms in the future in a timely manner, or at all.

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

We also grant credit lines to certain gaming promoters and any adverse change in the financial performance of those gaming promoters may impact the recoverability of these loans.

•

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods based on changes to the underlying forecasts of future profitability of and distributions from MGM China and changes in our assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits. We currently have significant foreign tax credit deferred tax assets resulting from tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered.  This evaluation is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as our assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance.  For example, should we in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.  In addition, a change to our forecasts of future profitability of and distributions from MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

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

•

Because a majority of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.  Given that a majority of our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry.  For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business.  We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors.  Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our resorts.  Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside.  Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

While gaming debts evidenced by markers and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy.  Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from United States courts are not binding on the courts of many foreign nations.

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

•

Co-investing in our properties, including our investment in CityCenter, decreases our ability to manage risk.  In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-investor.  Co-investors often have shared control over the operation of the property.  Therefore, the operation of such properties is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters.  In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  Consequently, actions by a co-investor might subject hotels and resorts owned by such entities to additional risk.  Further, we may be unable to take action without the approval of our co-investors.  Alternatively, our co-investors could take actions binding on the property without our consent.  Additionally, should a co-investor become bankrupt, we could become liable for their share of liabilities.

For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations.  If CityCenter is unable to meet its financial commitments and we and our co-investor are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us.  In addition, the agreements governing CityCenter’s indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.  The CityCenter third amended and restated credit facility also includes certain financial covenants that require CityCenter to maintain a maximum total leverage ratio (as defined in CityCenter’s third amended and restated credit facility) for each quarter.  We cannot be sure that CityCenter will be able to meet this test in the future or that the lenders will waive any failure to meet the test.

In addition, in accordance with the CityCenter third amended and restated credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent land.

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development or opening or otherwise affect the design and features of any future construction projects which we might undertake.  For instance, we currently expect the total development costs of our Cotai project to be approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.  We currently expect total development costs of our Maryland project to be approximately $1.2 billion, total development costs of our Massachusetts project to be approximately $760 million and total development costs of our Las Vegas Arena project to be approximately $350 million, each excluding capitalized interest and land related costs.  While we believe that the overall budgets for these developments are reasonable, these development costs are estimates and the actual development costs may be higher than expected.  We cannot guarantee that our construction costs or total project costs for future projects, including our developments in Cotai, Maryland and Massachusetts will not increase beyond amounts initially budgeted. In addition, the regulatory approvals associated with our development projects may require us to open future casino resorts by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction which could have an adverse effect on our results of operations and financial condition.

•

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer.  In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.  Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions.  In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss.  Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty.  In addition, certain casualty events, such as labor strikes; nuclear events; acts of war; loss of income due to cancellation of room reservations or conventions due to fear of terrorism; loss of electrical power due to catastrophic events,  rolling blackouts or otherwise; deterioration or corrosion; insect or animal damage; and pollution, may not be covered at all under our policies.  Therefore, certain acts could expose us to substantial uninsured losses.

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

•

CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks in connection with the demolition process.  After partial construction of the Harmon, CityCenter discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter’s general contractor Perini Building Company (“Perini”) and its subcontractors.  After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped.  During the third quarter of 2010, CityCenter determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands.  In response to a request by the Clark County Building Division (the “Building Division”), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations.  On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as‑built condition.  The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower.  There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.”  Based on this engineering opinion, the Building Division requested a plan of action from CityCenter.  CityCenter informed the Building Division that it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, subject to the receipt of court approval.  On August 23, 2013, the court granted CityCenter’s motion, and CityCenter commenced planning for demolition of the building.  On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building. That request for further testing was withdrawn pursuant to the insurer’s settlement of CityCenter’s Harmon 2008 policy claim. On April 22, 2014 the court granted CityCenter’s renewed application for permission to demolish the Harmon. The Clark County Building Department issued the necessary permits required for demolition of this building. CityCenter is in the process of a controlled deconstruction of the Harmon structure in accordance with the standards set by its expert consultants and the Clark County Building Department. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage or injury, which could have a material adverse effect on CityCenter’s and our business and/or cause reputational harm to CityCenter and us.

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

•

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval.  As of December 31, 2014, Tracinda Corporation beneficially owned approximately 19% of our outstanding common stock.  As a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions.

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

•

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.  A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business.  We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics.  Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions as well as other penalties against us, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA.  The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

•

We face risks related to pending claims that have been, or future claims that may be, brought against us.  Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time.  We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.  Please see the further discussion in “Legal Proceedings” and Note 11 in the accompanying consolidated financial statements.

•

A significant portion of our labor force is covered by collective bargaining agreements.  Work stoppages and other labor problems could negatively affect our business and results of operations.  As of December 31, 2014, approximately 30,800 of our employees are covered by collective bargaining agreements.  A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations.  Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.  In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

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

We also rely extensively on computer systems to process transactions, maintain information and manage our businesses.  Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations.  For instance, there has been an increase in criminal cyber security attacks against companies where customer and company information has been compromised and company data has been destroyed.  Our information systems and records, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future.  In addition, our third-party information system service providers face risks relating to cyber security similar to ours, and we do not directly control any of such parties’ information security operations.   A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

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

•

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities.  From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.  Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes.  If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected.  For instance, income generated from gaming operations of MGM Grand Paradise currently has the benefit of a corporate tax exemption in Macau, which exempts us from paying the 12% complimentary tax on profits generated by the operation of casino games.  This exemption is effective through the end of 2016 and we believe that we will be granted additional five-year exemptions in the future, however, we cannot assure you that any extensions of the tax exemption will be granted.

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

Wholly owned domestic resorts and other land

The following table lists our wholly owned domestic resorts land holdings and other land holdings, including land held in connection with our proposed development properties.

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	120
The Mirage	84
Luxor	75	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur	53
New York-New York	25	Includes 5 acres of land related to the entertainment district development located between Monte Carlo and New York-New York.
Monte Carlo	19
Circus Circus Las Vegas	103	Includes 34 acres of land located north of Circus Circus Las Vegas.
Other Nevada operations
Circus Circus Reno (Reno)	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033.
Gold Strike (Jean)	51
Railroad Pass (Henderson)	24	Includes land adjacent to Railroad Pass.
Other domestic operations
MGM Grand Detroit (Detroit, Michigan)	25
Beau Rivage (Biloxi, Mississippi)	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Gold Strike (Tunica, Mississippi)	24
Other
Las Vegas Arena (Las Vegas, Nevada)	17	Located adjacent to New York-New York.
MGM Springfield (Springfield, Massachusetts)	13
Jean, Nevada	116	Located adjacent to and across I-15 from Gold Strike.
Tunica, Mississippi	385	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately 8 acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.
Shadow Creek Golf Course (North Las Vegas, Nevada)	306	Includes 66 acres of land adjacent to the golf course.
Fallen Oak Golf Course (Saucier, Mississippi)	508
Primm Valley Golf Club (Stateline, California)	573	Located at the California state line, four miles from Primm, Nevada. Includes 125 acres of land adjacent to the golf club.

The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under our senior credit facility.  In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of our senior credit facility and the land and substantially all of the assets of MGM Grand Detroit secure its $450 million of obligations as a co-borrower under the senior credit facility. In addition, the senior credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own the pledged properties.

The land underlying Circus Circus Las Vegas, along with substantially all of the assets of that resort, as well as certain adjacent land, secures our completion guarantee related to CityCenter.

MGM China

MGM Macau occupies an approximately 10 acre site and the MGM Cotai development will occupy an approximately 18 acre site, both of which are possessed under separate 25-year land use right agreements with the Macau government.  The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai and MGM Macau land use rights, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. As of December 31, 2014, approximately $553 million was outstanding under the MGM China credit facility.  These borrowings are non-recourse to MGM Resorts International.

Unconsolidated Affiliates

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo.  The site, along with substantially all of the assets of that resort, serves as collateral for CityCenter’s senior secured credit facility.  As of December 31, 2014, CityCenter had not drawn on its $75 million revolving credit facility and had $1.5 billion in term loans outstanding.

The Borgata occupies approximately 46 acres of land in Atlantic City, New Jersey.  The Borgata’s senior secured credit facility is secured by a first priority lien on substantially all of the assets of Borgata, including the land underlying the Borgata.  At December 31, 2014, Borgata had drawn $14 million on its revolving credit facility and had $348 million in term loans outstanding.

The Las Vegas Arena Company occupies approximately 17 acres of land owned by the Company and located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip.  Substantially all of the assets of Las Vegas Arena Company are used as collateral for its senior secured credit facility.

Silver Legacy occupies approximately five acres of land in Reno, Nevada, adjacent to Circus Circus Reno.  The land, along with substantially all of the assets of that resort, is used as collateral for Silver Legacy’s term loan facility.  As of December 31, 2014, $80 million was outstanding under the term loan facility.

All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM Resorts International.

Other than as described above, none of our properties serve as collateral.

ITEM 3.	LEGAL PROCEEDINGS

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserted, among other things, that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini's recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.  In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits), and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs). Prior to the Final Settlement, as defined below, CityCenter settled the claims of 219 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors). As a result of these settlement agreements and the prior settlement agreements between Perini and CityCenter, most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter were resolved. On February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors.

During 2013, CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, and relevant insurers.  This settlement was approved by the court and CityCenter received proceeds of $38 million in 2014 related to both the Harmon and other components of the CityCenter project.

In 2014, CityCenter reached a settlement with builder’s risk insurers of a claim relating to damage alleged at the Harmon and received proceeds of $55 million.

In December 2014, the Perini matter was  concluded through a global settlement among the Company, CityCenter, Perini, the remaining subcontractors, including those implicated in the Harmon work (and their affiliates), and relevant insurers, which followed the previously disclosed settlement agreements and an extra-judicial program for settlement of certain project subcontractor claims. This global settlement concluded all outstanding claims in the case (the “Final Settlement”). The effectiveness of the global settlement was made contingent upon CityCenter’s execution of certain indemnity and release agreements (which were executed in January 2015) and CityCenter’s procurement of replacement general liability insurance covering construction of the CityCenter development (which was obtained in January 2015).

The Final Settlement, together with previous settlement agreements relating to the non-Harmon related lien claims,  resolved all of Perini’s and the remaining subcontractors’ lien claims against CityCenter, MGM Resorts International Design (formerly known as MGM MIRAGE Design Group), certain direct or indirect subsidiaries of CityCenter, and the Condo Owner Defendants. However,  CityCenter expressly reserved any claims for latent or hidden defects as to any portion of CityCenter’s original construction (other than the Harmon) not known to CityCenter at the time of the agreement. The Company and CityCenter entered into the Final Settlement solely as a compromise and settlement and not in any way as an admission of liability or fault.

The key terms of the Final Settlement included:

With respect to its non-Harmon lien claims, Perini waived a specific portion of its lien claim against CityCenter, which combined with the prior non-Harmon agreement and accrued interest resulted in a total CityCenter payment to Perini of $153 million, approximately $14 million of which was paid in December 2014. The total payment to Perini was funded by the Company under the Company’s completion guarantee and included the application of approximately $58 million of condominium proceeds that were previously held in escrow by CityCenter to fund construction lien claims upon final resolution of the Perini litigation.

CityCenter’s recovery for its Harmon construction defect claims, when added to the Harmon-related proceeds from prior insurance settlements of $85 million, resulted in gross cash settlement proceeds to CityCenter of approximately $191 million (of which approximately $18 million was paid by the Company under the completion guarantee in February 2015).

In conjunction with the Final Settlement, the Company and an insurer participating in the OCIP resolved their arbitration dispute concerning such insurer’s claim for payments it made under the OCIP general liability coverage for contractor costs incurred in the Harmon litigation, premium adjustments and certain other costs and expenses. The Company settled this dispute for $38 million and funded the majority of such amounts under the completion guarantee in January 2015.  In addition, the settlement requires future payments equivalent to fifty percent of any additional contractor costs paid by such insurer after November 30, 2014 in connection with the Harmon litigation, and claims handling fees, which the Company does not expect to be significant. This agreement also provided for specified reductions in the letters of credit the Company posted as collateral to secure the payment of its obligations under the disputed coverage agreements.

Please refer to Note 11 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation.

Securities and derivative litigation.  Adolf  Stumpf and RoseMarie Stumpf as trustees for the Christine Stumpf Trust v. MGM Resorts International, et al. (Case No. 10262, filed October 21, 2014, Court of Chancery of the State of Delaware), and Pontiac General Employees Retirement System v. Robert H. Baldwin, et al. (Case No. 10290, filed October 28, 2014, Court of Chancery of the State of Delaware).  The Stumpf action names as defendants the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”).  The Pontiac General action names members of the Company’s Board of Directors and Bank of America as defendants.  Plaintiffs in both actions allege that they are Company stockholders and that they are each acting on behalf of a class including all other Company stockholders.  In the alternative, plaintiff in the Pontiac General action alleges that it claims derivatively on behalf of the Company.  Plaintiffs in both actions allege that the Company’s directors breached their fiduciary duties by unjustifiably approving the Company’s Amended and Restated Credit Agreement dated as of December 20, 2012 (the “Credit Agreement” or “Agreement”), which contains what plaintiffs call a “Dead Hand Proxy Put” change of control provision.  Plaintiffs in both actions assert that this provision permits Bank of America, as administrative agent under the Credit Agreement, to declare a default, and accelerate payment of all outstanding debt and interest thereunder, in the event of a change of control (i.e., replacement of a majority of the directors by an actual or threatened proxy fight or consent solicitation) under circumstances specified in the Agreement. Plaintiffs in both actions claim that this provision has a coercive effect on stockholder voting for change on the board of directors, and entrenches the Company’s incumbent directors.  Both complaints further allege that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties.  The Pontiac General complaint seeks a declaration that demands the Board of Directors to invalidate the challenged change of control provision would be futile.  Both complaints seek a declaratory judgment that the Company’s directors breached their fiduciary duties, that Bank of America aided and abetted this breach, and that the challenged change of control provision is invalid, unenforceable, and severable; a permanent injunction against enforcement of the challenged provision by Bank of America; and attorneys’ fees and other costs.

Both of these actions were consolidated under the caption In re MGM Resorts International Litigation (Case No. 10290).  Plaintiffs designated the complaint in the Pontiac General action as their operative complaint and agreed to a voluntary dismissal of three directors named in the Stumpf complaint but not the Pontiac General complaint – Mary Chris Gay, William W. Grounds and Gregory M. Spierkel.   Plaintiffs and defendants agreed to extend deadlines for answers and objections and responses to plaintiffs’ document requests until April 7, 2015, to allow the Company and Bank of America to pursue amendment of the credit agreement in the second quarter of 2015 in a manner that will moot the action.  Plaintiffs informed the Company’s counsel that in the event their claims are mooted plaintiffs will seek an award of attorneys’ fees.

In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the “class period”).  In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company.  The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys’ fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance.  Only two of these lawsuits remain pending.

The lawsuits are:

In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL.  In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption "In re MGM MIRAGE Securities Litigation."  The cases name the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  After transfer of the cases in 2010 to the Honorable Gloria M. Navarro, the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel.  In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

In September 2013, the court denied defendants’ motion to dismiss plaintiffs’ amended complaint.  Defendants answered the amended complaint, the court entered a scheduling order and discovery is proceeding.  Plaintiffs filed a motion for class certification in November 2014.  Defendants filed their opposition to class certification in February 2015.  Hearing on the motion after completion of briefing has not been set.  No trial date has been set in this case.

Charles Kim v. James J. Murren, et al.  (Case No. A-09-599937-C, filed September 23, 2009, Eighth Judicial District Court, Clark County, Nevada).   The Nevada Supreme Court affirmed the trial court’s dismissal of this case.  See below.

Sanjay Israni v. Robert H. Baldwin, et al.  (Case No. CV-09-02914, filed September 25, 2009, Second Judicial District Court, Washoe County, Nevada) (transferred to Clark County and consolidated with Charles Kim v. James J. Murren, et al., Case No. A-09-599937-C discussed above).  On December 30, 2013 the Nevada Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in these cases, on the bases that plaintiffs failed to make a pre-litigation demand upon the Company’s Board of Directors, and to demonstrate a reasonable doubt as to whether a majority of the Company’s directors could exercise independent judgment and reasoning when considering a pre-suit demand.

In re MGM MIRAGE Derivative Litigation. Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009.   These purported shareholder derivative actions involved the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also named the Company as a nominal defendant.    In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation.  In March 2014 plaintiff Regina Shamberger filed a Notice of Voluntary Dismissal by which she withdrew from the action. In June 2014 the federal district court granted defendants’ motion to dismiss the Guerrero derivative suit, on the grounds that the Nevada state court orders dismissing the state-based shareholder derivative cases, Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, Eighth Judicial District Court, Clark County, Nevada (2009), and Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada (2009); transferred to Case No. A-10-619411-C, Eighth Judicial District Court, Clark County, Nevada (2010), on the basis of demand futility preclude the federal derivative action. In November 2014 the Ninth Circuit Court of Appeals granted plaintiff’s motion to voluntarily dismiss his appeal of this case with prejudice, thus finally concluding this action.

We and all other defendants will continue to vigorously defend against the claims asserted in these securities cases.

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

	2014		2013
	High	Low	High	Low

First quarter	$28.27	$23.28	$13.59	$11.92
Second quarter	26.43	23.02	15.95	11.72
Third quarter	26.92	22.16	20.62	14.65
Fourth quarter	23.23	18.01	23.65	18.40

There were approximately 4,240 record holders of our common stock as of February 24, 2015.

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

Share Repurchases

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced.  In April 2014, we terminated our May 2008 Stock Repurchase Program. We did not repurchase shares of our common stock prior to termination of the May 2008 Stock Repurchase Program during 2014. Covenants governing our senior credit facility limit, among other things, our ability to repurchase our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following reflects selected historical financial data that should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information presented below has been adjusted for the retroactive application of the equity method of accounting for our investment in Borgata.  See Note 6 in the accompanying consolidated financial statements for further discussion.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net revenues	$10,081,984	$9,809,663	$9,160,844	$7,849,312	$6,056,001
Operating income (loss)	1,323,538	1,137,281	121,351	4,105,779	(1,119,630)
Net income (loss)	127,178	41,374	(1,616,912)	3,238,125	(1,440,578)
Net income (loss) attributable to MGM Resorts International	(149,873)	(171,734)	(1,767,691)	3,117,818	(1,440,578)
Earnings per share of common stock attributable to MGM Resorts International:
Basic:
Net income (loss) per share	$(0.31)	$(0.35)	$(3.62)	$6.38	$(3.20)
Weighted average number of shares	490,875	489,661	488,988	488,652	450,449
Diluted:
Net income (loss) per share	$(0.31)	$(0.35)	$(3.62)	$5.63	$(3.20)
Weighted average number of shares	490,875	489,661	488,988	560,895	450,449
At-year end:
Total assets	$26,702,511	$26,084,610	$26,284,738	$27,766,276	$18,946,470
Total debt, including capital leases	14,172,160	13,449,208	13,589,907	13,472,263	12,050,437
Stockholders' equity	7,628,274	7,860,495	8,116,016	9,882,222	2,928,981
MGM Resorts International stockholders' equity	4,090,917	4,216,051	4,365,548	6,086,578	2,928,981
MGM Resorts International stockholders' equity per share	$8.33	$8.60	$8.92	$12.45	$6.00
Number of shares outstanding	491,292	490,361	489,234	488,835	488,513

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

•

In 2013, we recorded non-cash impairment charges of $37 million related to our investment in Grand Victoria, $20 million related to our land in Jean and Sloan, Nevada, and $45 million related to corporate buildings expected to be removed from service.

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

•	In 2014, we recorded a non-cash impairment charge of $29 million related to our investment in Grand Victoria.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations from our wholly owned domestic resorts for the year ended December 31, 2014 improved compared to the prior year as a result of increased casino and non-casino revenues as general economic conditions continued to improve.  In the Las Vegas Strip market, as reported by the Las Vegas Convention and Visitors Authority, the average room rate for the Las Vegas Strip increased 5% in 2014 compared to 2013 while visitation to Las Vegas increased 4%.

In Macau, gross gaming revenues decreased 3% in 2014 compared to 2013, negatively affected by economic conditions and certain political initiatives in China, stricter enforcement of entrance into Macau via the use of transit visas as well as a decrease in duration of stay permitted for transit visa holders and the implementation of a full main floor casino smoking ban in October 2014.  The decrease in gross gaming revenues accelerated during the second half of 2014 as Macau has become an increasingly challenging and competitive market, and has impacted primarily VIP casino gaming operations.  However, despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to continue to grow on a long-term basis as the result of a large and growing Asian middle class and infrastructure improvements expected to facilitate more convenient travel to and within Macau.  According to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals were 32 million in 2014, an 8% increase compared to 2013.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital.  While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring approximately 1,500 hotel rooms, 500 gaming tables, and 1,500 slots built on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”).  MGM Cotai is anticipated to open in the fall of 2016.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.2 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300 suite hotel with luxury spa and rooftop pool; 79,000 square feet of high end branded retail and fine and casual dining; a dedicated 3,000 seat theater venue; 50,000 square feet of meeting and event space; and a 4,700 space parking garage. Construction of MGM National Harbor has commenced with estimated completion in the second half of 2016.

We were awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield.  MGM Springfield will be developed on approximately 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $760 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 100 table games including poker; 250 hotel rooms; 64,000 square feet of retail and restaurant space; 33,000 square feet of meeting and event space; and a 3,500 space parking garage.  Construction of MGM Springfield is expected to be completed in the second half of 2017.

We entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) (a leader in sports, entertainment, and promotions) to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of Las Vegas Arena Company, the developer of the arena. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in the first half of 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a $200 million senior secured credit facility to finance construction of the Las Vegas Arena.

Reportable Segments

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of a casino resort in Cotai. We have additional business activities including investments in unconsolidated affiliates, our MGM Hakkasan Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee.  Our operations that are not segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Wholly owned domestic resorts. At December 31, 2014, our wholly owned domestic resorts consisted of the following casino resorts:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.
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

MGM China. We own 51% and have a controlling interest in MGM China, which owns MGM Grand Paradise, the Macau company that owns the MGM Macau and the related gaming subconcession and land concessions, and is in the process of developing MGM Cotai.  We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

Revenues at MGM Macau are generated from three primary customer segments in the Macau gaming market: VIP casino gaming operations, main floor gaming operations, and slot machine operations. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters. Gaming promoters introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. In exchange for their services, gaming promoters are compensated through payment of revenue-sharing arrangements or rolling chip turnover based commissions.  In-house VIP players also typically receive a commission based on the program in which they participate.  MGM Macau main floor operations primarily consist of walk-in and day trip visitors. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions.  The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future.

VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips from MGM Macau and in turn they sell these chips to their players. The nonnegotiable chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play.  Gaming promoter commissions are based on either a percentage of actual win plus a monthly complimentary allowance based on a percentage of the rolling chip turnover their customers generate, or a percentage of the rolling chip turnover plus discounted offerings on nongaming amenities. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense.  In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

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

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage.  Win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover.

Corporate and other. Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.  See Note 1 and Note 6 to the accompanying consolidated financial statements for discussion of the Company’s unconsolidated affiliates, including CityCenter and Borgata.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net revenues	$10,081,984	$9,809,663	$9,160,844
Operating income	1,323,538	1,137,281	121,351

Consolidated net revenues for 2014 increased 3% compared to 2013 due primarily to increased casino and non-casino revenue at our wholly owned domestic resorts. Consolidated net revenues increased 7% in 2013 compared to 2012 due primarily to increases in casino revenue at MGM China, as well as increased casino and non-casino revenue at our wholly owned domestic resorts.

Consolidated operating income of $1.3 billion in 2014 benefited from an increase in revenue at our wholly owned domestic resorts and an increase in main floor table games revenue at MGM China, as well as a decrease in property transactions, net to $41 million in 2014 compared to $125 million in 2013.  In addition, depreciation and amortization expense decreased $33 million in 2014 compared to 2013, due primarily to certain assets at our wholly owned resorts and MGM China becoming fully depreciated and a decrease in amortization expense for intangible assets.  Operating income was negatively affected by increases in general and administrative expense, corporate expense and preopening expense. General and administrative expense increased primarily related to an increase in payroll and related expense. Corporate expense increased 10% in 2014, due primarily to an increase in payroll costs and professional fees partially offset by a decrease in development related costs. Preopening expense increased to $39 million in 2014, compared to $13 million in 2013, primarily as a result of the commencement of development on MGM Springfield and MGM National Harbor. See “Operating Results – Details of Certain Charges” below for further discussion of our preopening expense and property transactions.

Consolidated operating income of $1.1 billion in 2013 benefited from an increase in revenues at MGM China and our wholly owned domestic resorts, as well as decreases in corporate expense and depreciation and amortization expense.  Comparability between periods was affected by $125 million of property transactions, net in 2013 compared to $697 million in 2012. Corporate expense was $217 million in 2013, a decrease of 8% compared to 2012 due to a decrease in costs related to development efforts in Maryland. Depreciation and amortization expense decreased $78 million in 2013 compared to 2012 due primarily to lower amortization expense at MGM China as a result of extending the useful life of the gaming subconcession upon effectiveness of our Cotai land concession agreement.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA.  Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments.  See “Non-GAAP Measures” for additional information:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Revenues
Wholly owned domestic resorts	$6,342,084	$6,052,644	$5,932,791
MGM China	3,282,329	3,316,928	2,807,676
Reportable segment net revenues	9,624,413	9,369,572	8,740,467
Corporate and other	457,571	440,091	420,377
	$10,081,984	$9,809,663	$9,160,844
Adjusted EBITDA
Wholly owned domestic resorts	1,518,307	1,442,686	1,325,220
MGM China	850,471	814,109	679,345
Reportable segment Adjusted Property EBITDA	2,368,778	2,256,795	2,004,565
Corporate and other	(149,216)	(132,214)	(256,584)
	$2,219,562	$2,124,581	$1,747,981

Wholly owned domestic resorts.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Year Ended December 31,
	2014	2013	2012
Casino revenue, net	(In thousands)
Table games	$892,842	$861,495	$821,737
Slots	1,679,981	1,671,819	1,666,482
Other	64,419	66,257	65,450
Casino revenue, net	2,637,242	2,599,571	2,553,669
Non-casino revenue
Rooms	1,705,395	1,589,887	1,531,829
Food and beverage	1,470,315	1,382,480	1,393,141
Entertainment, retail and other	1,184,343	1,130,298	1,097,220
Non-casino revenue	4,360,053	4,102,665	4,022,190
	6,997,295	6,702,236	6,575,859
Less: Promotional allowances	(655,211)	(649,592)	(643,068)
	$6,342,084	$6,052,644	$5,932,791

Net revenue in 2014 related to wholly owned domestic resorts increased 5% compared to 2013 as a result of an increase in both casino and non-casino revenue. Table games revenue in 2014 increased 4% compared to 2013 due to an increase in table games volume of 2% compared to 2013 and an increase in tables games hold percentage to 20.9% in 2014 from 20.5% in 2013.  Slots revenue increased slightly compared to 2013.

Net revenue related to wholly owned domestic resorts increased 2% in 2013 compared to 2012, as a result of an increase in both casino and non-casino revenue.  Table games revenue in 2013 increased 5% compared to 2012, with an increase in table games hold percentage to 20.5% in 2013 from 19.7% in 2012.  Slots revenue at our Las Vegas Strip resorts increased 4% in 2013 but was offset by a decrease in slots revenue at our regional properties, primarily as a result of a decrease in volume at MGM Grand Detroit.

Rooms revenue increased 7% in 2014 compared to 2013 as a result of an 8% increase in REVPAR at our Las Vegas Strip resorts. Rooms revenue increased 4% in 2013 compared to 2012 as a result of a 2% increase in ADR at our Las Vegas Strip resorts.  Occupancy was flat in 2013 while available rooms increased 2% compared to the prior year as a result of rooms coming back online subsequent to the completion of the MGM Grand Las Vegas remodel at the end of 2012.  The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2014	2013	2012
Occupancy	93%	91%	91%
Average Daily Rate (ADR)	$139	$131	$129
Revenue per Available Room (REVPAR)	129	119	117

Food and beverage revenues increased 6% in 2014 as a result of increased convention and banquet business and the opening of several new outlets.  Entertainment, retail and other revenues increased 5%, due primarily to the Michael Jackson ONE Cirque du Soleil production show being open for the full year in 2014.  Entertainment, retail and other revenues increased 3% in 2013 compared to 2012, due primarily to the opening of the Michael Jackson ONE Cirque du Soleil production show in June 2013, which replaced the Lion King production that closed in December 2011, partially offset by lower retail revenues at several of our resorts.

Adjusted Property EBITDA at our wholly owned domestic resorts was $1.5 billion in 2014, an increase of 5% compared to 2013 due primarily to improved casino and non-casino revenue results at our wholly owned domestic resorts as discussed above, offset partially by a 4% increase in payroll and related expenses, including health care costs and paid time off. Adjusted Property EBITDA margin increased by approximately 10 basis points from 2013, to 23.9% in 2014.

Adjusted Property EBITDA at our wholly owned domestic resorts was $1.4 billion in 2013, an increase of 9% due primarily to improved operating results at our luxury Las Vegas Strip resorts.  In 2013, Adjusted Property EBITDA also benefited from an $8 million reduction in accrued payroll liabilities due to a change in our employee paid time off policy. Adjusted Property EBITDA margin increased by approximately 150 basis points from 2012, to 23.8% in 2013.

MGM China.  The following table presents detailed net revenue for MGM China:

	Year Ended December 31,
	2014	2013	2012
Casino revenue, net	(In thousands)
VIP table games	$1,742,034	$2,062,200	$1,762,627
Main floor table games	1,237,528	923,415	733,397
Slots	261,971	290,596	269,795
Casino revenue, net	3,241,533	3,276,211	2,765,819
Non-casino revenue	147,754	141,503	135,549
	3,389,287	3,417,714	2,901,368
Less: Promotional allowances	(106,958)	(100,786)	(93,692)
	$3,282,329	$3,316,928	$2,807,676

Net revenue for MGM China decreased 1% in 2014 compared to 2013.  VIP table games revenue decreased 16% due primarily to a 14% decrease in rolling chip turnover, primarily as a result of the recent economic and political factors in China, which is a major source of our VIP customers at MGM China.  Additionally, gaming tables were reallocated to main floor table games from VIP table games during 2014 to meet increased demand. VIP table games hold percentage remained flat at 2.8% in 2014 and 2013. Main floor table games revenue increased 34% in 2014 compared to 2013 as a result of an 18% increase in volume, as well as an increase in hold percentage to 26.3% in 2014 from 23.2% in 2013. Main floor gaming revenue continued to benefit from overall Macau market growth as well as management’s strategic focus on premium main floor table games business. Slots revenue decreased 10% in 2014 compared to 2013 due to a decrease in hold percentage to 4.4% in 2014 from 5.1% in 2013.

Net revenue for MGM China increased 18% in 2013 compared to 2012.  In 2013, VIP table games revenue increased due to a 27% increase in rolling chip turnover, due to incremental VIP business as a result of the expansion of VIP gaming areas in October 2012, and the addition of new gaming promoters in 2013.  This was offset by a decrease in VIP table games hold percentage to 2.8% in 2013 from 3.1% in 2012.  Main floor table games volume increased 17% and hold percentage increased to 23.2% in 2013 from

21.6% in 2012.  Slots volume increased 16% in 2013 while hold percentage decreased to 5.1% in 2013 from 5.5% in 2012.  In 2013, main floor gaming revenue and slots revenue benefited from overall Macau market growth as well as the introduction of stadium-style electronic table games revenues.

MGM China’s Adjusted EBITDA was $850 million in 2014 and $814 million in 2013. Excluding branding fees of $43 million and $36 million for the years ended December 31, 2014 and 2013, respectively, Adjusted EBITDA increased 5% compared to 2013. Adjusted EBITDA margin increased approximately 140 basis points to 25.9% in 2014 as a result of an increase in main floor table games revenue, partially offset by a 15% increase in payroll and related costs.

MGM China’s Adjusted EBITDA was $814 million in 2013 and $679 million in 2012. Excluding branding fees of $36 million and $30 million for the years ended December 31, 2013 and 2012, respectively, Adjusted EBITDA increased 20% in 2013 compared to 2012. Adjusted EBITDA margin increased approximately 35 basis points to 24.5% in 2013.

Corporate and other.  Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $383 million, $365 million and $358 million for 2014, 2013 and 2012, respectively.

Adjusted EBITDA losses related to corporate and other increased in 2014 compared to 2013 due primarily to our share of operating loss from CityCenter, including certain basis difference adjustments, compared to operating income from CityCenter in the prior year, partially offset by an increase in our share of operating income from Borgata.  See “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion. In addition, corporate expense increased in 2014 compared to 2013 as discussed previously under “Summary Operating Results”.

Adjusted EBITDA losses related to corporate and other decreased in 2013 compared to 2012 due primarily to an increase in our share of operating income from CityCenter, including certain basis difference adjustments, compared to a loss from CityCenter in the prior year.  Corporate expense decreased compared to 2012 due to higher development costs incurred in the prior year related to our development initiatives in Maryland.

Operating Results – Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award.  The following table shows the amount of compensation expense recognized related to employee stock-based awards:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Casino	$7,351	$5,879	$6,437
Other operating departments	2,257	2,241	3,035
General and administrative	9,323	8,176	10,837
Corporate expense and other	18,333	16,036	19,251
	$37,264	$32,332	$39,560

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
MGM China	$9,091	$9,109	$-
MGM Springfield	5,261	-	-
MGM National Harbor	19,521	-	-
Other	5,384	4,205	2,127
	$39,257	$13,314	$2,127

Preopening and start-up expenses at MGM China relate primarily to the MGM Cotai project which includes $7 million of amortization of the Cotai land concession premium in each of the years ended December 31, 2014 and 2013.  Preopening and startup expenses at MGM National Harbor include $13 million of rent expense for the year ended December 31, 2014, which relates to the ground lease for the land on which MGM National Harbor is being developed.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Grand Victoria investment impairment	$28,789	$36,607	$85,009
Corporate buildings impairment	-	44,510	-
Other Nevada land impairment	-	20,354	-
Borgata investment impairment	-	-	53,757
Las Vegas Strip land impairment	-	-	366,406
Atlantic City land impairment	-	-	166,569
Other property transactions, net	12,213	23,290	25,065
	$41,002	$124,761	$696,806

See Note 15 to the accompanying consolidated financial statements for a discussion of property transactions, net for the years ended December 31, 2014, 2013 and 2012.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CityCenter	$(11,842)	$21,712	$(68,206)
Borgata	52,017	25,769	29,582
Other	23,661	21,348	21,824
	$63,836	$68,829	$(16,800)

In September 2014, we resumed accounting for our Borgata investment under the equity method and have adjusted our prior period financial statements retroactively as discussed in Note 6 to the accompanying consolidated financial statements.

In 2014, we recognized a $12 million loss related to our 50% share of CityCenter’s operating results, including certain basis difference adjustments, compared to income of $22 million in 2013. CityCenter’s operating loss in 2014 was negatively affected by $62 million of property transactions, net and a decrease in residential sales compared to 2013, as well as an increase in payroll and related costs and casino bad debt expense. Casino revenues at Aria decreased 5% in 2014 compared to 2013 due primarily to a decrease in table games hold percentage to 23.5% in 2014 from 24.7% in 2013. CityCenter’s rooms revenues increased 11% in 2014 compared to 2013, due to increases in REVPAR of 10% and 14% at Aria and Vdara, respectively.  Our share of Borgata’s operating income increased in 2014 compared to 2013 and benefited from a reduction in real estate taxes recognized by Borgata.

In 2013, we recognized $22 million of income related to our share of CityCenter’s operating results, including certain basis difference adjustments, compared to a loss of $68 million in 2012.  CityCenter’s 2013 operating results benefited from a 6% increase in net revenues compared to 2012.  Casino revenues at Aria increased as a result of a 9% increase in table games volume and an increase in hold percentage to 24.7% in 2013 from 23.2% in 2012.  Rooms revenues increased 5% due to an increase in REVPAR at Aria and Vdara of 4% and 5%, respectively.  The increase in revenues from resort operations was partially offset by a decrease in residential revenues.

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total interest incurred – MGM Resorts	$816,345	$830,074	$1,092,188
Total interest incurred – MGM China	29,976	32,343	25,139
Interest capitalized	(29,260)	(5,070)	(969)
	$817,061	$857,347	$1,116,358

Cash paid for interest, net of amounts capitalized	$776,778	$840,280	$1,039,655
End-of-year ratio of fixed-to-floating debt	77/23	75/25	75/25
End-of-year weighted average interest rate	6.0%	6.0%	6.3%

In 2014, gross interest costs decreased compared to 2013 as a result of a decrease in weighted average long-term debt outstanding during the year, primarily relating to borrowings under our revolving credit facility. In 2013, gross interest costs decreased compared to 2012 as a result of the December 2012 refinancing transactions. Amortization of debt discounts, premiums and issuance costs included in interest expense in 2014, 2013 and 2012 was $38 million, $35 million and $73 million, respectively.

Non-operating items from unconsolidated affiliates. Non-operating items from unconsolidated affiliates decreased $121 million in 2014 compared to 2013, due to a decrease in interest expense at CityCenter as a result of the October 2013 debt restructuring transactions discussed below, lower statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation and the net impact of other non-operating items from unconsolidated affiliates recognized in 2013, as discussed below.

Non-operating items from unconsolidated affiliates increased $67 million in 2013 compared to 2012, related primarily to a $70 million loss for our share of CityCenter’s loss on retirement of long-term debt in October 2013, primarily consisting of premiums associated with the redemption of CityCenter’s first and second lien notes as well as the write-off of previously unamortized debt issuance costs, as well as our share of statutory interest recorded by CityCenter for estimated amounts owed in connection with the CityCenter construction litigation.  In December 2013, Silver Legacy entered into a new senior credit facility and redeemed its outstanding second lien notes.  Silver Legacy recognized a gain of $24 million in connection with these transactions; we recognized $12 million, our share of the gain.

Other, net. In 2013, we recorded a loss on early retirement of debt of $4 million related to the re-pricing of the term loan B credit facility. In 2012, we recorded a loss on retirement of debt of $107 million related to the amendment and restatement of our credit facility in February and December, and a loss on retirement of debt related to the tender offers, redemption and discharge of our senior secured notes of $457 million. Also in 2012 we recorded an other-than-temporary impairment of $47 million related to our South Jersey Transportation Authority special revenue bonds as discussed in Note 2 to the accompanying consolidated financial statements.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) before income taxes	$410,886	$62,190	$(1,734,213)
Benefit (provision) for income taxes	(283,708)	(20,816)	117,301
Effective income tax rate	69.0%	33.5%	6.8%
Federal, state and foreign income taxes paid, net of refunds	$42,272	$835	$6,982

Our effective tax rate increased in 2014 compared to 2013 primarily as a result of an increase in the valuation allowance recorded against our foreign tax credit deferred tax asset in 2014 and the realization of deferred tax assets in 2013 that were previously offset by a valuation allowance and a tax expense recognized in 2013 as a result of re-measuring net deferred tax liabilities in Macau. The effective tax rate increased in 2013 compared to 2012 due primarily to tax expense resulting from re-measuring the Macau net deferred tax liability due to the extension of the amortization period of the MGM China gaming subconcession upon effectiveness of the Cotai land concession, offset in part by tax benefit resulting from audit settlements and expiration of statutes of limitation. The income tax benefit on pre-tax loss in 2012 was substantially below the 35% statutory rate due primarily to the fact that we began recording a valuation allowance against our U.S. federal deferred tax assets during the year.

Cash taxes paid increased in 2014 compared to 2013 primarily as a result of $30 million paid to IRS for the closure of examinations covering the 2005 through 2009 tax years and $8 million estimated taxes paid to the IRS during 2014.  The remaining $4 million of cash taxes paid in 2014 consist of state and foreign income taxes. Cash taxes paid in 2013 and 2012 consisted primarily of foreign and state taxes.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Adjusted EBITDA	$2,219,562	$2,124,581	$1,747,981
Preopening and start-up expenses	(39,257)	(13,314)	(2,127)
Property transactions, net	(41,002)	(124,761)	(696,806)
Depreciation and amortization	(815,765)	(849,225)	(927,697)
Operating income	1,323,538	1,137,281	121,351
Non-operating income (expense)
Interest expense, net of amounts capitalized	(817,061)	(857,347)	(1,116,358)
Other, net	(95,591)	(217,744)	(739,206)
	(912,652)	(1,075,091)	(1,855,564)
Income (loss) before income taxes	410,886	62,190	(1,734,213)
Benefit (provision) for income taxes	(283,708)	(20,816)	117,301
Net income (loss)	127,178	41,374	(1,616,912)
Less: Net income attributable to noncontrolling interests	(277,051)	(213,108)	(150,779)
Net loss attributable to MGM Resorts International	$(149,873)	$(171,734)	$(1,767,691)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$304,144	$-	$900	$88,658	$393,702
MGM Grand Las Vegas	174,297	197	(667)	81,027	254,854
Mandalay Bay	95,449	1,133	2,307	76,737	175,626
The Mirage	57,338	452	2,464	49,900	110,154
Luxor	31,801	2	432	37,849	70,084
New York-New York	75,360	732	427	18,586	95,105
Excalibur	52,915	-	500	14,804	68,219
Monte Carlo	48,937	1,507	290	21,046	71,780
Circus Circus Las Vegas	8,135	85	61	15,334	23,615
MGM Grand Detroit	118,755	-	2,728	23,315	144,798
Beau Rivage	43,152	-	1,000	26,109	70,261
Gold Strike Tunica	27,460	-	392	12,480	40,332
Other resort operations	(2,318)	-	336	1,759	(223)
Wholly owned domestic resorts	1,035,425	4,108	11,170	467,604	1,518,307
MGM China	547,977	9,091	1,493	291,910	850,471
Other unconsolidated resorts	62,919	917	-	-	63,836
Management and other operations	26,152	359	415	9,058	35,984
	1,672,473	14,475	13,078	768,572	2,468,598
Stock compensation	(28,372)	-	-	-	(28,372)
Corporate	(320,563)	24,782	27,924	47,193	(220,664)
	$1,323,538	$39,257	$41,002	$815,765	$2,219,562

	Year Ended December 31, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$261,321	$-	$470	$96,968	$358,759
MGM Grand Las Vegas	149,602	-	2,220	84,310	236,132
Mandalay Bay	78,096	1,903	2,823	84,332	167,154
The Mirage	63,090	-	4,722	49,612	117,424
Luxor	21,730	802	2,177	36,852	61,561
New York-New York	65,006	-	3,533	20,642	89,181
Excalibur	49,184	-	69	14,249	63,502
Monte Carlo	45,597	791	3,773	18,780	68,941
Circus Circus Las Vegas	(1,596)	-	1,078	17,127	16,609
MGM Grand Detroit	135,516	-	(2,402)	22,575	155,689
Beau Rivage	38,015	-	(260)	29,182	66,937
Gold Strike Tunica	22,767	-	1,330	13,390	37,487
Other resort operations	(21,951)	-	23,018	2,243	3,310
Wholly owned domestic resorts	906,377	3,496	42,551	490,262	1,442,686
MGM China	501,021	9,109	390	303,589	814,109
Other unconsolidated resorts	68,322	507	-	-	68,829
Management and other operations	13,749	189	4	11,835	25,777
	1,489,469	13,301	42,945	805,686	2,351,401
Stock compensation	(26,112)	-	-	-	(26,112)
Corporate	(326,076)	13	81,816	43,539	(200,708)
	$1,137,281	$13,314	$124,761	$849,225	$2,124,581

	Year Ended December 31, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$206,679	$-	$2,101	$94,074	$302,854
MGM Grand Las Vegas	94,529	-	6,271	79,926	180,726
Mandalay Bay	64,818	830	3,786	77,327	146,761
The Mirage	65,266	-	929	51,423	117,618
Luxor	20,777	-	4,794	37,689	63,260
New York-New York	68,591	-	581	21,333	90,505
Excalibur	43,978	-	5	17,805	61,788
Monte Carlo	38,418	-	1,328	18,935	58,681
Circus Circus Las Vegas	4,514	-	106	19,452	24,072
MGM Grand Detroit	130,564	641	922	33,543	165,670
Beau Rivage	40,713	-	(50)	30,698	71,361
Gold Strike Tunica	27,420	-	(53)	13,102	40,469
Other resort operations	(904)	-	(14)	2,373	1,455
Wholly owned domestic resorts	805,363	1,471	20,706	497,680	1,325,220
MGM China	302,092	-	2,307	374,946	679,345
Other unconsolidated resorts	(17,456)	656	-	-	(16,800)
Management and other operations	(4,258)	-	-	14,205	9,947
	1,085,741	2,127	23,013	886,831	1,997,712
Stock compensation	(33,974)	-	-	-	(33,974)
Corporate	(930,416)	-	673,793	40,866	(215,757)
	$121,351	$2,127	$696,806	$927,697	$1,747,981

Liquidity and Capital Resources

Cash Flows – Summary

We require a certain amount of cash on hand to operate our resorts.  Beyond our cash on hand, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks.  Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt securities subject to limitations in our senior credit facility.  At December 31, 2014 and 2013, we held cash and cash equivalents of $1.7 billion and $1.8 billion, respectively. Cash and cash equivalents related to MGM China at December 31, 2014 and 2013 was $546 million and $1.0 billion, respectively.

Our cash flows consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$1,130,670	$1,310,448	$909,351
Investing cash flows:
Capital expenditures, net of construction payable	(872,041)	(562,124)	(422,763)
Dispositions of property and equipment	7,651	18,030	426
Investments in and advances to unconsolidated affiliates	(103,040)	(28,953)	(54,300)
Investments in treasury securities - maturities longer than 90 days	(123,133)	(219,546)	(285,469)
Proceeds from treasury securities - maturities longer than 90 days	210,300	252,592	315,438
Cash deposits - original maturities longer than 90 days	(570,000)	-	-
Payments for gaming licenses	(85,000)	(21,600)	-
Other	11,113	1,464	251
Net cash used in investing activities	(1,524,150)	(560,137)	(446,417)
Financing cash flows:
Net repayments under bank credit facilities	(28,000)	(28,000)	(504,866)
Issuance of senior notes	1,250,750	500,000	4,100,000
Retirement of senior notes, including premiums paid	(508,900)	(612,262)	(4,009,117)
Distributions to noncontrolling interest owners	(386,709)	(318,348)	(206,806)
Other	(19,064)	(31,098)	(166,170)
Net cash provided by (used in) financing activities	308,077	(489,708)	(786,959)
Effect of exchange rate on cash	(889)	(443)	1,621
Net increase (decrease) in cash and cash equivalents	$(86,292)	$260,160	$(322,404)

Cash Flows – Operating Activities

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates. In both 2014 and 2013, operating cash flow also benefited from a decrease in interest paid. We paid net taxes of $42 million, $1 million and $7 million in 2014, 2013 and 2012, respectively. Also, in the years presented, cash provided by operating activities has been significantly impacted by changes in working capital at MGM China. Operating income at MGM China has increased in both 2014 and 2013; however, in 2014 cash provided by operating activities of $642 million at MGM China was negatively affected by changes in working capital related to short term gaming liabilities, while in 2013 cash provided by operating activities of $932 million was positively affected by changes in working capital primarily related to short term gaming liabilities. Operating cash flow at MGM China was $751 million in 2012.

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

•

In 2014, we had capital expenditures of $872 million, which included $346 million at MGM China, excluding capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $301 million related to the construction of MGM Cotai and $45 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities included $97 million related to the construction of MGM National Harbor, various room remodels including the Delano rooms at Mandalay Bay and suites at Bellagio, a remodel of the facades of New York-New York and Monte Carlo, construction of The Park entertainment district, restaurant and entertainment venue remodels and costs incurred to relocate and renovate certain corporate offices.

•

In 2013, we had capital expenditures of $562 million, which included $239 million at MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. We spent approximately $324 million in 2013 related to capital expenditures at corporate entities and our wholly owned domestic resorts, which included expenditures for a remodel of the front façades of New York-New York and Monte Carlo, room remodels, theater renovations, information technology and slot machine purchases.

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

In 2014, investments and advances to unconsolidated affiliates primarily represent investments in Las Vegas Arena Company of $36 million, MGM Hakkasan of $10 million and CityCenter. We have made investments in CityCenter in each of the past three years. In 2014, 2013 and 2012, we made investments in CityCenter of $56 million, $24 million and $47 million, respectively.

Investing activities include activity related to investments of funds held by the trust that held our 50% ownership in Borgata prior to its dissolution in September 2014. In addition, in 2014 we invested $570 million in certificates of deposit with original maturities longer than 90 days.

Cash Flows – Financing Activities

In 2014, we had net borrowings of $714 million, including the repayment of $28 million under our senior credit facility. During the year we repaid our $509 million 5.875% senior notes at maturity and issued $1.25 billion of 6% senior notes, due 2023 for net proceeds of $1.24 billion.

MGM China paid a $137 million interim dividend in September 2014, a $127 million final dividend in June 2014 and a $499 million special dividend in March 2014, of which $67 million, $62 million and $245 million was distributed to noncontrolling interests, respectively.

In 2013, we repaid net debt of $140 million including $28 million under our senior credit facility. We issued $500 million in 5.25% senior notes due 2020 and repaid the following senior notes:

•	$462 million outstanding principal amount of our 6.75% senior notes; and
•	$150 million outstanding principal amount of our 7.625% senior subordinated debentures at maturity.

We incurred $24 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013 and the December 2013 issuance of the $500 million of 5.25% senior notes due 2020.

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

In 2012, we borrowed net debt of $364 million, excluding the January 2012 repayment of $778 million that had been temporarily outstanding under our senior credit facility at December 31, 2011. MGM China had no additional significant borrowings or reductions of debt on a net basis during 2012.

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

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At December 31, 2014 we had $2.4 billion of principal amount of long-term debt maturing in 2015, primarily related to our $1.45 billion 4.25% convertible senior notes and $875 million 6.625% senior notes, and an estimated $844 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months. Our convertible senior notes are due April 15, 2015 and have an initial conversion price of $18.58 per share of our common stock. At December 31, 2014, the price per share of our common stock was above the conversion price for our convertible senior notes. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, cash deposits, dividends from MGM China, and available borrowings under our senior credit facility.

We expect to make the following capital investments during 2015:

•

$427 million in capital expenditures at our wholly owned domestic resorts and corporate entities, which includes expenditures on The Park, a dining and entertainment district located between New York-New York and Monte Carlo, and the convention area expansion at Mandalay Bay;

•	$50 million investment in the Las Vegas Arena project;
•	$79 million in capital expenditures, including land related costs, related to the MGM Springfield project; and
•	Approximately $375 million in capital expenditures, including land related costs, related to the MGM National Harbor project.

During 2015, MGM China expects to spend approximately $100 million in capital improvements at MGM Macau and $1.1 billion on the MGM Cotai project, excluding capitalized interest and land related costs.

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

Cotai land concession.  MGM Grand Paradise’s land concession contract for an approximate 18 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2014, MGM China had paid $100 million of the contract premium, including interest due on the semi-annual payments. In January 2015, MGM China paid the fourth semi-annual payment of $15 million under the land concession contract. Including interest on the four remaining semi-annual payments, MGM China has $59 million remaining payable for the land concession contract.

MGM China dividend policy.  On February 17, 2015, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2014 of $120 million to MGM China shareholders subject to approval at the 2015 annual shareholders meeting. If approved, we will receive $61 million, our 51% share of this dividend. In addition, MGM China’s Board of Directors announced a special dividend of $400 million, which will be paid to shareholders of record as of March 10, 2015 and distributed on or about March 19, 2015.  We will receive $204 million, representing our 51% share of the special dividend.

CityCenter completion guarantee. As discussed in Note 11 to the accompanying consolidated financial statements we and CityCenter have reached a global settlement related to the Perini litigation and we had accrued a liability of $149 million as of December 31, 2014 related to our completion guarantee obligations. We subsequently funded $130 million to CityCenter under the completion guarantee.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior and convertible senior notes and our senior credit facility.  At December 31, 2014, excluding MGM China, we had $13.6 billion principal amount of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility. We pay fixed rates of interest ranging from 4.25% to 11.375% on our senior and convertible senior notes.  Our senior credit facility consists of $1.2 billion of revolving loans, a $1.03 billion term loan A facility and a $1.72 billion term loan B facility.  The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by our credit rating (2.75% as of December 31, 2014).  The term loan B facility bears interest at LIBOR plus 2.50% with a LIBOR floor of 1.00% (3.5% as of December 31, 2014).  The revolving and term loan A facilities mature in December 2017. The term loan B facility matures in December 2019.  The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance.  We had approximately $1.1 billion of available borrowing capacity under our senior credit facility at December 31, 2014.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires us and our restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Restricted Group to make capital expenditures and investments. As of December 31, 2014, the Restricted Group is required to maintain a minimum EBITDA (as defined) of $1.20 billion.  The minimum EBITDA increases to $1.25 billion for March 31, 2015 and June 30, 2015 and to $1.30 billion for September 30, 2015 and December 31, 2015, with periodic increases thereafter.  EBITDA for the trailing four quarters ended December 31, 2014 calculated in accordance with the terms of the senior credit facility was $1.37 billion.  In accordance with our senior credit facility covenants, the Restricted Group is limited to annual capital expenditures of $500 million in each year beginning with 2013 with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. Our total Restricted Group capital expenditures allowable under the senior credit facility for 2014, after giving effect to the unused amount from 2013, was $681 million. In addition, our senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. The Restricted Group was within the limit of capital expenditures and other investments for 2014. We believe we have sufficient capacity under these thresholds to fund our planned development activity.

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

All of our principal debt arrangements are guaranteed by each of our material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under our senior credit facility), our insurance subsidiaries, and certain other designated subsidiaries, including MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate our proposed casino in Springfield, Massachusetts).  Our international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of our Board of Directors.

At December 31, 2014, the MGM Grand Paradise credit facility consisted of approximately $550 million of term loans and a $1.45 billion revolving credit facility due October 2017.  The outstanding balance at December 31, 2014 of $553 million was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.5%, based on MGM China’s leverage ratio. MGM China is a joint and several co-borrower with MGM Grand Paradise.  The MGM Grand Paradise credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM Grand Paradise credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter and a minimum interest coverage ratio of 2.50 to 1.00.  MGM China was in compliance with its credit facility covenants at December 31, 2014.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria, Borgata, Las Vegas Arena, Silver Legacy and MGM Hakkasan.  We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.  Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment.  We have not historically guaranteed financing obtained by our investees, and there are no other provisions of the venture agreements which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter
	(In millions)
Long-term debt	$2,353	$1,642	$2,183	$493	$2,495	$5,005
Estimated interest payments on long-term debt (1)	844	730	618	504	441	815
Construction commitments (2)	1,148	445	-	-	-	-
Operating Leases (3)	53	53	24	22	20	1,104
Capital leases	5	4	3	2	-	-
Tax liabilities (4)	3	-	-	-	-	-
Long-term liabilities	3	3	2	2	2	35
CityCenter funding commitments (5)	149	-	-	-	-	-
Other obligations (6)	384	552	28	2	-	-
	$4,942	$3,429	$2,858	$1,025	$2,958	$6,959

(1)

Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2014 and management’s forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM Grand Paradise credit facility.

(2)	The amount for 2015 includes $707 million and $274 million related to MGM Cotai and MGM National Harbor, respectively.
(3)	MGM National Harbor will be built on land subject to a long-term ground lease. See Note 11 to the accompanying consolidated financial statements for further discussion.
(4)

Approximately $26 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude or when these amounts will be paid, if ever.

(5)	We estimate that we will be required to fund approximately $149 million under the CityCenter completion guarantee.
(6)

The amount for 2015 includes $242 million related to employment agreements, $94 million for entertainment agreements, $73 million of open purchase orders and $50 million for required Arena equity contributions.  Other commitments include various contracted amounts, including information technology, advertising, maintenance and other service agreements. Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts.  Our contractual commitments for these shows generally do not exceed 12 months and are based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

While we have significant indebtedness, we believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures over the next twelve months with existing cash and cash deposits, cash flows from operations, dividends from MGM China, and availability under our senior credit facility.  We have $2.4 billion of maturities of long-term debt in 2015 including our $1.45 billion 4.25% convertible senior notes due April 15, 2015. As of December 31, 2014 the price per share of our common stock was above the conversion price of our convertible senior notes.  See “Liquidity and Capital Resources – Other Factors Affecting Liquidity” for further discussion of anticipated uses of cash.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts.  In addition, MGM China extends credit to certain in-house VIP gaming customers and gaming promoters.  Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2014 and 2013, approximately 30% and 31%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2014 and 2013, approximately 54% and 57%, respectively, of our casino accounts receivable was owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

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

The following table shows key statistics related to our casino receivables:

	December 31,
	2014	2013
	(In thousands)
Casino receivables	$307,152	$309,620
Allowance for doubtful casino accounts receivable	84,397	73,081
Allowance as a percentage of casino accounts receivable	27%	24%
Percentage of casino accounts outstanding over 180 days	24%	16%

Approximately $68 million and $78 million of casino receivables and $13 million and $4 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2014 and 2013, respectively.  The allowance for doubtful accounts as a percentage of casino accounts receivable has increased in the current year due to an increase in the aging of accounts.  At December 31, 2014, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $3 million.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-lived Intangible Assets

We evaluate our property and equipment and other long-lived assets for impairment based on our classification as held for sale or to be held and used.  Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model.  For assets to be held and used, we review for impairment whenever indicators of impairment exist.  We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset.  If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset.  For operating assets, fair value is typically measured using a discounted cash flow model whereby future cash flows are discounted using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry. If an asset is still under development, future cash flows include remaining construction costs.  All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses. See Note 4 in the accompanying financial statements for discussion regarding our assets held for sale.

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

We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group. None of our reporting units incurred any goodwill impairment charges in 2014, 2013 or 2012. As of the date we completed our 2014 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values.  As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

See Note 15 to the accompanying consolidated financial statements for further discussion of write downs and impairments of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is other-than-temporary based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group.  See Note 6 and Note 15 to the accompanying consolidated financial statements for discussion of other-than-temporary impairment charges.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. As of December 31, 2014, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeds the scheduled future reversal of existing U.S. federal deductible temporary differences.  Consequently, we no longer apply a valuation allowance against our domestic deferred tax assets other than our foreign tax credit deferred tax asset.

As of December 31, 2014, we have a foreign tax credit carryover of $2.6 billion and we have recorded a valuation allowance of $2.5 billion against this deferred tax asset based upon our assessment of future realization.  The foreign tax credits are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau.  Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, we believe that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, we expect that we will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although MGM China’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, we believe it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to its competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires.  For all periods beyond December 31, 2021, we have assumed that MGM China will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and have factored that assumption into our assessment of the realization of the foreign tax credit deferred tax asset.  Furthermore, we do not rely on future U.S source operating income in assessing future foreign tax credit realization due to our history of recent losses in the U.S. and therefore only rely on U.S. federal taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period.

Our assessment of realization of our foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as our assumption concerning renewals of the five year exemption from Macau’s 12% complementary tax on gaming profits.  As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance.  For example, should we in a future period actually receive or be able to assume an additional five year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.  In addition, a change to our forecasts of future profitability of and distributions from MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

In addition, there is a $15 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $60 million on certain Macau deferred tax assets because we believe these assets do not meet the “more likely than not” criteria for recognition.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material.  Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities.  Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.  See Note 10 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.

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

As of December 31, 2014, long-term variable rate borrowings represented approximately 23% of our total borrowings.  Assuming a 100 basis-point increase in LIBOR (in the case of term loan B, over the 1% floor specified in our senior credit facility), our annual interest cost would change by approximately $27 million based on gross amounts outstanding at December 31, 2014. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at December 31, 2014. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
	(In millions)
Fixed-rate	$2,325	$1,476	$743	$475	$850	$5,005	$10,874	$11,757
Average interest rate	5.1%	8.2%	7.6%	11.4%	8.6%	6.6%	6.9%
Variable rate	$28	$166	$1,440	$18	$1,645	$-	$3,297	$3,356
Average interest rate	3.3%	2.2%	2.7%	3.5%	3.5%	N/A	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of December 31, 2014, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $6 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 64 to 110 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.  This conclusion is based on an evaluation as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

Except as noted below, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting for the quarter ended December 31, 2014.

During the fourth quarter of 2014, we began transitioning certain information technology processes and controls from a third-party service provider back to in-house operations and completed the transition by the end of the quarter. The processes and controls brought back to in-house operations primarily include the monitoring of database and system performance, servers, networks, storage and disaster recovery services. Certain functions, including help desk support, systems access and security services will remain outsourced to third-party services providers.

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

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 17, 2015 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2014:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	19,366	$15.27	23,097
Equity compensation plans not approved by security holders	-	-	-

(1)

As of December 31, 2014 we had 1.4 million restricted stock units and 1.7 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights.  The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

Audited consolidated financial statements for CityCenter Holdings, LLC as of and for the three years in the period ended December 31, 2014 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).	Financial Statement Schedule.

Years Ended December 31, 2014, 2013 and 2012
Schedule II — Valuation and Qualifying Accounts	113

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

4.1(8)

Indenture, dated June 20, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8‑K filed on June 22, 2005).

4.1(9)

Supplemental Indenture, dated September 9, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005).

4.1(10)

Indenture, dated April 5, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

4.1(11)

Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (the “December 2006 8-K”)).

4.1(12)

First Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4.1(13)

Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

4.1(14)

Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on September 25, 2009).

4.1(15)

Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 (the “April 22, 2010 8-K”)).

4.1(16)

Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

4.1(17)

Indenture, dated as of June 17, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $300 million aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2011).

4.1(18)

Indenture, dated as of January 17, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $850 million aggregate principal amount of 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.1(19)

Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

Exhibit Number	Description
4.1(20)

First Supplemental Indenture, dated March 22, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(21)

Indenture, dated as of September 19, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.1(22)

Second Supplemental Indenture, dated December 20, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 6.625% senior notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

4.1(23)

Third Supplemental Indenture, dated December 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013).

4.1(24)

Fourth Supplemental Indenture, dated November 25, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 6.000% senior notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2014).

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

10.1(1)

Amended and Restated Credit Agreement, dated as of December 20, 2012, among the Company, MGM Grand Detroit, LLC, a Delaware limited liability company, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

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

10.1(5)

Pledge Agreement, dated as of December 20, 2012, among the Company, MGM Grand Detroit, Inc., New PRMA Las Vegas, Inc., Mirage Resorts, Incorporated, Mandalay Resort Group and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

Exhibit Number	Description
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

10.1(7)

Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2009).

10.1(8)

Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2011).

10.1(9)

Third Amended and Restated Sponsor Completion Guarantee, dated October 16, 2013, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013).

10.1(10)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).
10.1(11)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).
10.1(12)

Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.1(13)

Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8‑K).

10.1(14)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8‑K).
10.1(15)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).
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

10.3(1)

Second Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated October 16, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2013).

Exhibit Number	Description
10.3(2)

Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 27, 2007).

10.3(3)

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

*10.4(3)	Amendment to the Company’s 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 13, 2007).
*10.4(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 5, 2014).
*10.4(5)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 25, 2011).
*10.4(6)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014.
*10.4(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.4(8)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.4(9)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.4(10)

Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.4(11)

Employment Agreement, effective as of December 13, 2014, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

*10.4(12)

Employment Agreement, dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(13)

Employment Agreement, dated as of January 30, 2012, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

*10.4(14)	Employment Agreement, dated as of March 1, 2013, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2013).
*10.4(15)

Employment Agreement, effective as of August 10, 2013, between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.4(19) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.4(16)

Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
*10.4(17)

Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(18)

Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(19)

Amendment to Time- and Price-Vesting Stock Appreciation Right Agreement ($8 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(20)

Amendment to Time- and Price-Vesting Stock Appreciation Right Agreement ($17 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(21)

Amendment to Time-Vesting Stock Appreciation Right Agreement (granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(22)	Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.4(23)

Restricted Stock Units Agreement of the Company (performance vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(24)

Restricted Stock Units Agreement of the Company (time vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(17) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(25)

Amendment to Restricted Stock Units Agreement with James J. Murren (granted on October 3, 2011), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(26)

Form of Restricted Stock Units Agreement of the Company (time vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(27)

Form of Restricted Stock Units Agreement of the Company (performance vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(28)

Form of Restricted Stock Units Agreement of the Company (non-employee director), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(29)

Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(30)

Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(31)

Form of Restricted Stock Units Agreement of the Company (Performance), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

Exhibit Number	Description
*10.4(32)

Form of Performance Share Units Agreement of the Company, effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(33)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 and thereafter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.4(34)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.4(35)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.4(36)

Form of Freestanding Stock Appreciation Right Agreement of the Company (non-employee director) effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(37)

Form of Freestanding Stock Appreciation Right Agreement of the Company (employee), effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(38)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(39)

Freestanding Stock Appreciation Right Agreement of the Company, effective for awards to named executive officers prior to November 2011 (incorporated by reference to Exhibit 10.3(15) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(40)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2013 and thereafter (incorporated by reference to Exhibit 10.4(43) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.4(41)

Amendment to all Stock Appreciation Right Agreements adopted by the Compensation Committee of the Board of Directors on October 7, 2013 (incorporated by reference to Exhibit 10.4(44) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.4(42)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(43)

Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(44)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(45)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(46)

Amendment to Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
*10.4(47)

Amendment to Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(48)

Amendment to Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(49)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(50)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(51)

Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(52)

Amendment to Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(53)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(54)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(55)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(56)

Amendment to Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(57)

Amendment to Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(58)

Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(59)

Amendment to Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(60)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(61)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

12	Computation of ratio of earnings to fixed charges.

Exhibit Number	Description
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.
99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2014.
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language:  (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

*	Management contract or compensatory plan or arrangement.
**

Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings

MANAGEMENT’S ANNUAL REPORT

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

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2014, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and issued their report thereon, which is included in this annual report.  Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014.  Our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 2, 2015

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,713,715	$1,803,669
Cash deposits - original maturities longer than 90 days	570,000	-
Accounts receivable, net	473,345	488,217
Inventories	104,011	107,907
Income tax receivable	14,675	-
Deferred income taxes, net	-	80,989
Prepaid expenses and other	151,414	238,657
Total current assets	3,027,160	2,719,439

Property and equipment, net	14,441,542	14,055,212

Other assets
Investments in and advances to unconsolidated affiliates	1,559,034	1,469,261
Goodwill	2,897,110	2,897,442
Other intangible assets, net	4,364,856	4,511,861
Other long-term assets, net	412,809	431,395
Total other assets	9,233,809	9,309,959
	$26,702,511	$26,084,610
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$164,252	$144,990
Construction payable	170,439	96,202
Income taxes payable	-	14,813
Deferred income taxes, net	62,142	-
Current portion of long-term debt	1,245,320	-
Accrued interest on long-term debt	191,155	188,522
Other accrued liabilities	1,574,617	1,770,801
Total current liabilities	3,407,925	2,215,328

Deferred income taxes, net	2,621,860	2,419,967
Long-term debt	12,913,882	13,447,230
Other long-term obligations	130,570	141,590
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 491,292,117 and 490,360,628 shares	4,913	4,904
Capital in excess of par value	4,180,922	4,156,680
Retained earnings (accumulated deficit)	(107,909)	41,964
Accumulated other comprehensive income	12,991	12,503
Total MGM Resorts International stockholders' equity	4,090,917	4,216,051
Noncontrolling interests	3,537,357	3,644,444
Total stockholders' equity	7,628,274	7,860,495
	$26,702,511	$26,084,610

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Casino	$5,878,775	$5,875,782	$5,319,489
Rooms	1,768,012	1,646,303	1,588,770
Food and beverage	1,558,937	1,469,582	1,472,382
Entertainment	560,116	522,911	483,946
Retail	191,351	194,602	196,938
Other	507,639	490,349	482,547
Reimbursed costs	383,434	364,664	357,597
	10,848,264	10,564,193	9,901,669
Less: Promotional allowances	(766,280)	(754,530)	(740,825)
	10,081,984	9,809,663	9,160,844
Expenses
Casino	3,643,881	3,684,810	3,396,752
Rooms	548,993	516,605	507,856
Food and beverage	908,916	844,431	844,629
Entertainment	422,115	386,252	356,934
Retail	99,455	107,249	112,732
Other	361,904	354,705	344,782
Reimbursed costs	383,434	364,664	357,597
General and administrative	1,318,749	1,278,450	1,239,774
Corporate expense	238,811	216,745	235,007
Preopening and start-up expenses	39,257	13,314	2,127
Property transactions, net	41,002	124,761	696,806
Depreciation and amortization	815,765	849,225	927,697
	8,822,282	8,741,211	9,022,693
Income (loss) from unconsolidated affiliates	63,836	68,829	(16,800)
Operating income	1,323,538	1,137,281	121,351
Non-operating income (expense)
Interest expense, net of amounts capitalized	(817,061)	(857,347)	(1,116,358)
Non-operating items from unconsolidated affiliates	(87,794)	(208,682)	(130,845)
Other, net	(7,797)	(9,062)	(608,361)
	(912,652)	(1,075,091)	(1,855,564)
Income (loss) before income taxes	410,886	62,190	(1,734,213)
Benefit (provision) for income taxes	(283,708)	(20,816)	117,301
Net income (loss)	127,178	41,374	(1,616,912)
Less: Net income attributable to noncontrolling interests	(277,051)	(213,108)	(150,779)
Net loss attributable to MGM Resorts International	$(149,873)	$(171,734)	$(1,767,691)
Net loss per share of common stock attributable to MGM Resorts International
Basic	$(0.31)	$(0.35)	$(3.62)
Diluted	$(0.31)	$(0.35)	$(3.62)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$127,178	$41,374	$(1,616,912)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,293)	(3,993)	17,124
Other	1,250	115	(445)
Other comprehensive income (loss)	(43)	(3,878)	16,679
Comprehensive income (loss)	127,135	37,496	(1,600,233)
Less: Comprehensive income attributable to noncontrolling interests	(276,520)	(211,030)	(159,133)
Comprehensive loss attributable to MGM Resorts International	$(149,385)	$(173,534)	$(1,759,366)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$127,178	$41,374	$(1,616,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	815,765	849,225	927,697
Amortization of debt discounts, premiums and issuance costs	37,650	35,281	73,389
Loss on retirement of long-term debt	-	3,801	563,292
Provision for doubtful accounts	46,698	14,969	57,068
Stock-based compensation	37,264	32,332	39,560
Property transactions, net	41,002	124,761	696,806
Loss from unconsolidated affiliates	24,875	140,360	148,301
Distributions from unconsolidated affiliates	15,568	16,928	21,277
Deferred income taxes	331,833	48,470	(117,203)
Change in operating assets and liabilities:
Accounts receivable	(32,435)	(59,842)	1,260
Inventories	3,167	(336)	5,183
Income taxes receivable and payable, net	(29,485)	13,468	(5,978)
Prepaid expenses and other	22,144	(38,790)	(4,608)
Prepaid Cotai land concession premium	(22,423)	(7,917)	(56,372)
Accounts payable and accrued liabilities	(288,955)	116,623	163,270
Other	824	(20,259)	13,321
Net cash provided by operating activities	1,130,670	1,310,448	909,351
Cash flows from investing activities
Capital expenditures, net of construction payable	(872,041)	(562,124)	(422,763)
Dispositions of property and equipment	7,651	18,030	426
Investments in and advances to unconsolidated affiliates	(103,040)	(28,953)	(54,300)
Distributions from unconsolidated affiliates in excess of earnings	132	110	1,723
Investments in treasury securities - maturities longer than 90 days	(123,133)	(219,546)	(285,469)
Proceeds from treasury securities - maturities longer than 90 days	210,300	252,592	315,438
Cash deposits - original maturities longer than 90 days	(570,000)	-	-
Payments for gaming licenses	(85,000)	(21,600)	-
Other	10,981	1,354	(1,472)
Net cash used in investing activities	(1,524,150)	(560,137)	(446,417)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(28,000)	(28,000)	1,779,262
Borrowings under bank credit facilities – maturities longer than 90 days	5,171,250	2,793,000	1,350,000
Repayments under bank credit facilities – maturities longer than 90 days	(5,171,250)	(2,793,000)	(3,634,128)
Issuance of senior notes	1,250,750	500,000	4,100,000
Retirement of senior notes, including premiums paid	(508,900)	(612,262)	(4,009,117)
Debt issuance costs	(13,681)	(23,576)	(160,245)
Distributions to noncontrolling interest owners	(386,709)	(318,348)	(206,806)
Other	(5,383)	(7,522)	(5,925)
Net cash provided by (used in) financing activities	308,077	(489,708)	(786,959)
Effect of exchange rate on cash	(889)	(443)	1,621
Cash and cash equivalents
Net increase (decrease) for the period	(86,292)	260,160	(322,404)
Cash related to assets held for sale	(3,662)	-	-
Balance, beginning of period	1,803,669	1,543,509	1,865,913
Balance, end of period	$1,713,715	$1,803,669	$1,543,509
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$776,778	$840,280	$1,039,655
Federal, state and foreign income taxes paid, net of refunds	42,272	835	6,982
Non-cash investing and financing activities
Increase in investment in and advances to CityCenter related to change in completion guarantee liability	$83,106	$92,956	$84,190
Increase in construction accounts payable	74,237	39,287	27,368

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2014, 2013 and 2012

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income	Equity	Interests	Equity
Balances, January 1, 2012	488,835	$4,888	$4,094,323	$1,981,389	$5,978	$6,086,578	$3,795,644	$9,882,222
Net income (loss)	-	-	-	(1,767,691)	-	(1,767,691)	150,779	(1,616,912)
Currency translation adjustment	-	-	-	-	8,770	8,770	8,354	17,124
Other comprehensive loss from unconsolidated affiliates, net	-	-	-	-	(445)	(445)	-	(445)
Stock-based compensation	-	-	40,566	-	-	40,566	2,862	43,428
Change in excess tax benefit from stock-based compensation	-	-	(301)	-	-	(301)	-	(301)
Issuance of common stock pursuant to stock-based compensation awards	399	4	(1,934)	-	-	(1,930)	-	(1,930)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(207,171)	(207,171)
Other	-	-	1	-	-	1	-	1
Balances, December 31, 2012	489,234	4,892	4,132,655	213,698	14,303	4,365,548	3,750,468	8,116,016
Net income (loss)	-	-	-	(171,734)	-	(171,734)	213,108	41,374
Currency translation adjustment	-	-	-	-	(1,915)	(1,915)	(2,078)	(3,993)
Other comprehensive income from unconsolidated affiliates, net	-	-	-	-	115	115	-	115
Stock-based compensation	-	-	30,374	-	-	30,374	3,048	33,422
Change in excess tax benefit from stock-based compensation	-	-	4,188	-	-	4,188	-	4,188
Issuance of common stock pursuant to stock-based compensation awards	1,127	12	(8,706)	-	-	(8,694)	-	(8,694)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(318,344)	(318,344)
Other	-	-	(1,831)	-	-	(1,831)	(1,758)	(3,589)
Balances, December 31, 2013	490,361	4,904	4,156,680	41,964	12,503	4,216,051	3,644,444	7,860,495
Net income (loss)	-	-	-	(149,873)	-	(149,873)	277,051	127,178
Currency translation adjustment	-	-	-	-	(762)	(762)	(531)	(1,293)
Other comprehensive income from unconsolidated affiliates, net	-	-	-	-	1,250	1,250	-	1,250
Stock-based compensation	-	-	34,102	-	-	34,102	4,266	38,368
Change in excess tax benefit from stock-based compensation	-	-	(7,807)	-	-	(7,807)	-	(7,807)
Issuance of common stock pursuant to stock-based compensation awards	931	9	(8,893)	-	-	(8,884)	-	(8,884)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(387,211)	(387,211)
Other	-	-	6,840	-	-	6,840	(662)	6,178
Balances, December 31, 2014	491,292	$4,913	$4,180,922	$(107,909)	$12,991	$4,090,917	$3,537,357	$7,628,274

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Organization.  MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada:  Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas.  Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers.  Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson. During 2014, the Company entered into separate agreements to sell Railroad Pass and Gold Strike in Jean, Nevada, as discussed in Note 4.  Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment complex and is currently expected to have approximately 1,500 hotel rooms, 500 gaming tables and 1,500 slots.  The total estimated project budget is $2.9 billion excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer.  The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.  See Note 6 and Note 17 for additional information related to CityCenter.

The Company owns 50% of the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. See Note 6 for additional information regarding Borgata.  The Company also has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado Resorts, Inc.  See Note 6 for additional information related to Grand Victoria and Silver Legacy.

The Company has entered into management agreements for future non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, the Company and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. In October 2014, the Company contributed all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. The Company will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including MGM Grand Sanya.

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor the license to build and operate a destination resort casino in Prince George’s County at National Harbor. The expected cost to develop and construct MGM National Harbor is approximately $1.2 billion, excluding capitalized interest and land related costs.  The Company expects the resort to include a casino with approximately 3,600 slots, 160 table games including poker; a 300 suite hotel with luxury spa and rooftop pool; 79,000 square feet of high end branded retail and fine and casual dining; a dedicated 3,000 seat theater venue; 50,000 square feet of meeting and event space; and a 4,700 space parking garage.

The Company’s subsidiary that will develop MGM Springfield was awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. The Company currently expects the cost to develop and construct MGM Springfield to be approximately

$760 million, excluding capitalized interest and land related costs. The Company expects the resort will include a casino with approximately 3,000 slots and 100 table games including poker; 250 hotel rooms; 64,000 square feet of retail and restaurant space; 33,000 square feet of meeting and event space; and a 3,500 space parking garage.

In 2013, the Company formed Las Vegas Arena Company, LLC with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – a leader in sports, entertainment, and promotions – to design, construct, and operate the Las Vegas Arena which will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of Las Vegas Arena Company. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. See Note 6 for additional information related to Las Vegas Arena Company.

The Company has two reportable segments: wholly owned domestic resorts and MGM China.  See Note 16 for additional information about the Company’s segments.

NOTE 2— BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In September 2014, the Company resumed accounting for the investment in Borgata under the equity method and has adjusted prior period financial statements retroactively.  See Note 6 for further discussion of our Borgata investment.

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

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 9; and
•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria. See Note 6.

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

Cash deposits – original maturities longer than 90 days.  At December 31, 2014, the Company had $570 million in certificates of deposit with original maturities longer than 90 days. Scheduled maturities are at or prior to March 31, 2015. The fair value of the certificates of deposit equals their carrying value.

Accounts receivable and credit risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable.  The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness.  At December 31, 2014, 70% of the Company’s casino receivables were due from customers residing in foreign countries.  Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost.  Accounts are written off when management deems the account to be uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value.  The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.  Management believes that as of December 31, 2014, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories.  Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market.  Cost is determined primarily using the average cost method for food and beverage and operating supplies.  Cost for retail merchandise is determined using the cost method.

Property and equipment.  Property and equipment are stated at cost.  A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date.  Gains or losses on dispositions of property and equipment are included in the determination of income.  Maintenance costs are expensed as incurred.  As of December 31, 2014, the Company had accrued $14 million for property and equipment within accounts payable and $24 million related to construction retention accrued in other long-term liabilities.

Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 20 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used.  Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model.  For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist.  The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset.  If the undiscounted cash flows exceed the carrying value, no impairment is indicated.  If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model.  If an asset is still under development, future cash flows include remaining construction costs.  All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.  See Note 15 for information on recorded impairment charges.

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

Goodwill and other intangible assets.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.  No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2014, 2013 and 2012.

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

Revenue recognition and promotional allowances.  Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Hotel, food and beverage, entertainment, retail and other operating revenues are recognized as services are performed and goods are provided.  Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Rooms	$115,463	$111,842	$109,713
Food and beverage	295,667	294,555	298,111
Entertainment, retail and other	39,673	39,606	35,643
	$450,803	$446,003	$443,467

Gaming promoters. A significant portion of the high-end (“VIP”) gaming volume at MGM Macau is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips from MGM Macau and in turn sell these chips to their players. The nonnegotiable chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play volume, or rolling chip turnover, which is the amount of nonnegotiable chips wagered and lost. In exchange for the gaming promoters’ services, MGM Macau compensates the gaming promoters through revenue-sharing arrangements or rolling chip turnover-based commissions. The estimated portion of the gaming promoter commissions that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense.

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

Advertising.  The Company expenses advertising costs the first time the advertising takes place.  Advertising expense, which is generally included in general and administrative expenses, was $156 million, $153 million and $139 million for 2014, 2013 and 2012, respectively.

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

Property transactions, net.  The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.”  See Note 15 for a detailed discussion of these amounts.

Income (loss) per share of common stock.  The table below reconciles basic and diluted income (loss) per share of common stock.  Diluted net loss attributable to MGM Resorts International includes adjustments for the potentially dilutive effect on the Company’s equity interest in MGM China due to shares outstanding under the MGM China Share Option Plan.  Diluted weighted-average common and common equivalent shares includes adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plans and the assumed conversion of convertible debt, unless the effect of inclusion of such shares would be antidilutive.

	Year Ended December 31,
	2014	2013	2012
Numerator:	(In thousands)
Net loss attributable to MGM Resorts International - basic	$(149,873)	$(171,734)	$(1,767,691)
Potentially dilutive effect due to MGM China Share Option Plan	(340)	(104)	-
Net loss attributable to MGM Resorts International - diluted	$(150,213)	$(171,838)	$(1,767,691)
Denominator:
Weighted-average common shares outstanding - basic and diluted	490,875	489,661	488,988
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	19,254	18,468	25,041

The $300 million 4.25% senior convertible notes issued in June 2011 and the $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 as their effect would be antidilutive.

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

Comprehensive income (loss). Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss).  Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Currency translation adjustments	$23,440	$24,733
Other comprehensive income (loss) from unconsolidated affiliates	672	(578)
Accumulated other comprehensive income	24,112	24,155
Less: Currency translation adjustment attributable to noncontrolling interests	(11,121)	(11,652)
Accumulated other comprehensive income attributable to MGM Resorts International	$12,991	$12,503

Recently issued accounting standards. During 2014, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ”, (“ASU 2014-08”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014.  ASU 2014-08 amends the definition of a discontinued operation by requiring discontinued operations treatment for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results, and also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale. Additionally, ASU 2014-08 requires enhanced disclosures about disposal transactions that do not meet the discontinued operations criteria.  Based on application of ASU 2014-08, the Company determined that certain disposals did not qualify as discontinued operations.  See Note 4 for further discussion.

During 2014, the Company implemented FASB Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. ASU 2013-11 provides explicit guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As a result of implementing ASU 2013-11, the Company recorded a reduction in liability for unrecognized tax benefits and a corresponding reduction in deferred tax assets of $19 million for the year ended December 31, 2014.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Casino	$307,152	$309,620
Hotel	149,268	156,201
Other	106,527	104,109
	562,947	569,930
Less: Allowance for doubtful accounts	(89,602)	(81,713)
	$473,345	$488,217

NOTE 4 — ASSETS HELD FOR SALE

In September 2014, the Company entered into an agreement to sell Railroad Pass for $8 million which is contingent upon regulatory approvals and other customary closing conditions. The assets and liabilities of Railroad Pass have been classified as held for sale as of December 31, 2014. The Company recognized a $1 million impairment charge recorded in “Property transactions, net” based on fair value less cost to sell the related assets and liabilities.  Assets held for sale of $9 million, comprised predominantly of property, plant and equipment, are classified within “Prepaid expenses and other”  and  liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, are classified  within “Other accrued liabilities.”

In October 2014, the Company entered into an agreement to sell Gold Strike and related assets in Jean, Nevada, for $12 million which is contingent upon regulatory approvals and other customary closing conditions.  The assets and liabilities of Gold Strike have been classified as held for sale as of December 31, 2014.  The Company recognized a $1 million impairment charge recorded in “Property transactions, net” based on fair value less cost to sell the related assets and liabilities. Assets held for sale of $14 million comprised predominantly of property, plant and equipment, are classified within “Prepaid expenses and other”  and  liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, are classified  within “Other accrued liabilities.

Railroad Pass and Gold Strike have not been classified as discontinued operations because the Company has concluded that the sales will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Land	$6,475,134	$6,477,489
Buildings, building improvements and land improvements	9,313,308	9,264,455
Furniture, fixtures and equipment	4,178,723	4,040,887
Construction in progress	999,616	437,434
	20,966,781	20,220,265
Less: Accumulated depreciation and amortization	(6,525,239)	(6,165,053)
	$14,441,542	$14,055,212

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2014	2013
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,221,306	$1,172,087
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	141,162	169,579
Marina District Development Company – Borgata (50%)	109,252	94,425
Other	87,314	33,170
	$1,559,034	$1,469,261

The Company recorded its share of the net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) from unconsolidated affiliates	$63,836	$68,829	$(16,800)
Preopening and start-up expenses	(917)	(507)	(656)
Non-operating items from unconsolidated affiliates	(87,794)	(208,682)	(130,845)
	$(24,875)	$(140,360)	$(148,301)

CityCenter

Perini litigation settlement. During 2014, the Company and CityCenter entered into various settlement agreements related to its construction litigation with Perini, the remaining Perini subcontractors and relevant insurers, as discussed in Note 11. As a result, CityCenter recognized $48 million of property transactions, net during 2014, of which the Company recognized its share of $24 million.

October 2013 debt restructuring transactions. In October 2013, CityCenter entered into a $1.775 billion senior secured credit facility. The senior secured credit facility consists of a $75 million revolving facility maturing in October 2018, and a $1.7 billion term loan B facility maturing in October 2020. The term loan B facility was issued at 99% of the principal amount and bears interest at LIBOR plus 3.25% with a LIBOR floor of 1.00%. Concurrent with the closing of the new senior secured credit facility, CityCenter issued a notice of full redemption with respect to its existing 7.625% senior secured first lien notes and 10.75%/11.50% senior secured second lien PIK toggle notes and discharged each of the indentures for its first and second lien notes at a premium in accordance with the terms of such indentures. As a result of the transaction, the Company recorded a charge of $70 million for its share of CityCenter’s non-operating loss on retirement of long-term debt, primarily consisting of premiums associated with the redemption of the existing first and second lien notes as well as the write-off of previously unamortized debt issuance costs.  During 2014, CityCenter permanently repaid $154 million of its term loan B facility.

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

Grand Victoria

At June 30, 2014, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results, as well as a decrease in forecasted cash flows for the remainder of 2014 through 2017 compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $29 million at June 30, 2014, based on an estimated fair value of $140 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain the investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than temporary.

At June 30, 2013, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $37 million based on an estimated fair value of $170 million for the Company’s 50% interest.

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

Prior to dissolution, the Company had consolidated the trust because it was the sole economic beneficiary, and accounted for its interest in Borgata under the cost method. In connection with the dissolution of the trust, the Company regained significant influence in Borgata and therefore resumed accounting for its interest under the equity method. The Company’s investment in Borgata, current and prior period net income and retained earnings have been adjusted retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods in which the Company’s investment was held in trust. The impact of the retroactive adjustments on net loss for the year ended December 31, 2013 was an increase of $15 million.  There was no net impact of the retroactive adjustments on net income for the year ended December 31, 2012.  There was no cumulative impact resulting from the retroactive adjustments on retained earnings at January 1, 2012.

The Company determined that it was necessary to record an other-than-temporary impairment charge for its investment in Borgata of $54 million as of December 31, 2012 using an estimated fair value for its investment of $120 million based on a discounted cash flow analysis. Borgata’s 2012 operating results did not meet previous forecasts. While 2012 results for Borgata were significantly impacted by Hurricane Sandy, management believed the challenging environment in Atlantic City would continue and lowered 2013 estimates below what was previously forecasted. Additionally, the Company used a long-term growth rate of 2.5% and a discount rate of 10.5%, based on its assessment of risk associated with the estimated cash flows.

Las Vegas Arena

In September 2014, a wholly-owned subsidiary of Las Vegas Arena Company entered into a senior secured credit facility to finance construction of the Las Vegas Arena. The senior secured credit facility consists of a $125 million term loan A and a $75 million term loan B. The senior secured credit facility matures in October 2016, with an option to extend the maturity for three years. The senior secured credit facility is secured by substantially all the assets of the Las Vegas Arena Company, and contains certain financial covenants applicable upon opening of the Las Vegas Arena. The Company and AEG have agreed to contribute a total of $175 million in cash towards construction of the Arena, of which each party had contributed $38 million as of December 31, 2014. See Note 11 for discussion of the Company’s joint and several completion and payment guarantees.

Silver Legacy

Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012. Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to the Company. In November 2012, Silver Legacy completed a consensual plan of reorganization pursuant to which the holders of the senior secured notes received a combination of cash and new second lien notes. Concurrently, Silver Legacy entered into an agreement for a new $70 million senior secured credit facility, which provided for a portion of the exit financing associated with the plan of reorganization. As part of the reorganization, the members invested $7.5 million each in the form of subordinated sponsor notes. The Company resumed the equity method of accounting for its investment in Silver Legacy subsequent to completion of the reorganization.  In December 2013, Silver Legacy entered into a new senior credit facility and redeemed its outstanding second lien notes.  Silver Legacy recognized a gain of $24 million in connection with these transactions.  The Company recognized $12 million, its share of the gain, within non-operating items from unconsolidated affiliates.

Unconsolidated Affiliate Financial Information

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	December 31,
	2014	2013
	(In thousands)
Current assets	$772,412	$614,474
Property and other assets, net	9,394,703	9,754,247
Current liabilities	683,452	627,598
Long-term debt and other long-term obligations	2,409,478	2,604,629
Equity	7,074,185	7,136,494

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net revenues	$2,299,698	$2,280,309	$2,213,577
Operating expenses	(2,278,039)	(2,247,743)	(2,361,027)
Operating income (loss)	21,659	32,566	(147,450)
Interest expense	(164,055)	(328,740)	(360,021)
Non-operating expenses	(13,337)	(146,898)	(4,076)
Net loss	$(155,733)	$(443,072)	$(511,547)

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

	December 31,
	2014	2013
	(In thousands)
Venture-level equity	$3,532,746	$3,563,232
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(578,554)	(583,946)
CityCenter capitalized interest (2)	251,450	261,526
Completion guarantee (3)	466,660	411,944
Advances to CityCenter, net of discount (4)	(49,892)	(53,296)
Other-than-temporary impairments of CityCenter investment (5)	(1,857,673)	(1,915,153)
Other-than-temporary impairments of Borgata investment (6)	(130,333)	(134,217)
Fair value adjustments upon acquisition of Grand Victoria investment (7)	267,190	267,190
Other adjustments (8)	(342,560)	(348,019)
	$1,559,034	$1,469,261

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)

During 2013, the Company converted its CityCenter sponsor notes to equity, resolving the basis difference related to such notes which were previously recognized as long-term debt by CityCenter.  The remaining basis difference relates to interest on the notes capitalized by CityCenter during development.

(5)	The impairment of the Company’s CityCenter investment includes $426 million of impairments allocated to land.
(6)	The impairment of the Company’s Borgata investment includes $90 million of impairments allocated to land.
(7)	Relates to indefinite-lived gaming license rights for Grand Victoria.
(8)

Other adjustments include the deferred gain on assets contributed to CityCenter upon formation of CityCenter and other-than-temporary impairments of the Company’s investment in Grand Victoria and Silver Legacy.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2014	2013
Goodwill:	(In thousands)
Wholly owned domestic resorts	$70,975	$70,975
MGM China	2,826,135	2,826,467
	$2,897,110	$2,897,442
Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	232,123	232,123
Total indefinite-lived intangible assets	330,221	330,221
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,513,101	4,513,631
Less: Accumulated amortization	(692,047)	(526,152)
	3,821,054	3,987,479
MGM Macau land concession	84,717	84,727
Less: Accumulated amortization	(15,272)	(11,003)
	69,445	73,724
MGM China customer lists	128,946	128,961
Less: Accumulated amortization	(116,664)	(101,240)
	12,282	27,721
MGM China gaming promoter relationships	180,524	180,545
Less: Accumulated amortization	(161,467)	(116,335)
	19,057	64,210
Maryland license, Massachusetts license and other intangible assets	136,827	51,827
Less: Accumulated amortization	(24,030)	(23,321)
	112,797	28,506
Total finite-lived intangible assets, net	4,034,635	4,181,640
Total other intangible assets, net	$4,364,856	$4,511,861

Goodwill related to wholly owned domestic resorts relates to the acquisition of Mirage Resorts in 2001 and the acquisition of Mandalay Resort Group in 2005.  The Company recognized goodwill resulting from its acquisition of MGM China in 2011.

The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $213 million consists of trademarks and trade names related to the Mandalay Resort Group acquisition.

MGM Grand Paradise gaming subconcession.  Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A., a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company was amortizing the gaming subconcession intangible asset on a straight-line basis over the initial term of the land concession through April 6, 2031.  In January 2013, the Company’s Cotai land concession was gazetted by the Macau government at which time the Company determined that the estimated remaining useful life of its gaming subconcession would be extended through the initial 25-year term of the Cotai land concession, ending in January 2038.

MGM Macau land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006.  The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. The land concession intangible asset is amortized on a straight-line basis over the remaining initial contractual term.

MGM China customer lists. The Company recognized an intangible asset related to customer lists, which is amortized on an accelerated basis over its estimated useful life of five years.

MGM China gaming promoter relationships.  The Company recognized an intangible asset related to its relationships with gaming promoters, which is amortized on a straight-line basis over its estimated useful life of four years.

Maryland license.  The Company was granted a license to operate a casino in Maryland.  The consideration paid to the State of Maryland for the license fee of $22 million is considered a finite-lived intangible asset that will be amortized over a period of 15 years beginning upon the opening of the casino resort.

Massachusetts license.  The Company was granted a license to operate a casino in Massachusetts.  The consideration paid to the State of Massachusetts for the license fee of $85 million is considered a finite-lived intangible asset that will be amortized over a period of 15 years beginning upon the opening of the casino resort.

Other.  The Company’s other finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

Total amortization expense related to intangible assets was $232 million, $243 million and $321 million for 2014, 2013, and 2012, respectively.  Estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2015	$199,256
2016	174,317
2017	173,794
2018	178,044
2019	178,044
Thereafter	3,131,180
$4,034,635

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll and related	$369,497	$394,709
Advance deposits and ticket sales	103,440	104,504
Casino outstanding chip liability	294,466	409,917
Casino front money deposits	122,184	125,180
MGM China gaming promoter commissions	74,754	118,122
Other gaming related accruals	114,165	137,181
Taxes, other than income taxes	201,562	236,991
Completion guarantee liability	148,929	97,223
Other	145,620	146,974
	$1,574,617	$1,770,801

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2014	2013

Senior credit facility:	(In thousands)
$2,744 million ($2,772 million at December 31, 2013) term loans, net	$2,738,118	$2,765,041
MGM Grand Paradise credit facility	553,177	553,242
$508.9 million 5.875% senior notes, due 2014, net	-	508,848
$1,450 million 4.25% convertible senior notes, due 2015, net	1,451,405	1,456,153
$875 million 6.625% senior notes, due 2015, net	875,370	876,022
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	497,955	496,987
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	468,949	467,451
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023, net	1,250,742	-
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	14,159,202	13,447,230
Less: Current portion	(1,245,320)	-
	$12,913,882	$13,447,230

As of December 31, 2014, the amount available under the Company’s revolving senior credit facility is less than current maturities related to the Company’s senior notes, convertible senior notes, and term loan credit facilities. The Company has excluded from the current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Total interest incurred	$846,321	$862,417	$1,117,327
Interest capitalized	(29,260)	(5,070)	(969)
	$817,061	$857,347	$1,116,358

Senior credit facility. At December 31, 2014, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.03 billion term loan A facility and a $1.72 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of December 31, 2014). The term loan B facility was re-priced in May 2013 and bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%.  As a result of the May 2013 re-pricing, the Company recorded a loss of $4 million during 2013 on retirement of debt in “Other, net.” The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $28 million in 2014, in accordance with the scheduled amortization. The Company had $1.1 billion of available borrowing capacity under its senior credit facility at December 31, 2014. At December 31, 2014, the interest rate on the term loan A was 2.9% and the interest rate on the term loan B was 3.50%. The Company’s senior credit facility was amended and restated in February 2012 and again in December 2012.  In connection with these transactions the Company recorded losses on retirements of debt of $107 million in “Other, net” during 2012 related to previously recorded discounts and certain debt issuance costs.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Restricted Group to make capital expenditures and investments. As of December 31, 2014, the Restricted Group is required to maintain a minimum EBITDA (as defined) of $1.20 billion. The minimum EBITDA requirement increases to $1.25 billion for March 31, 2015 and June 30, 2015 and to $1.30 billion for September 30, 2015 and December 31, 2015, with periodic increases thereafter. EBITDA for the trailing four quarters ended December 31, 2014 calculated in accordance with the terms of the senior credit facility was $1.37 billion. The senior credit facility limits the Restricted Group to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter.  The Restricted Group’s total capital expenditures allowable under the senior credit facility for fiscal year 2014, after giving effect to unused amounts from 2013, was $681 million. In addition, the senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions.  The Restricted Group was within the limit of capital expenditures and other investments for the 2014 calendar year.

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

MGM Grand Paradise credit facility. At December 31, 2014, the MGM Grand Paradise credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at December 31, 2014 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at December 31, 2014. MGM China is a joint and several co-borrower with MGM Grand Paradise. The MGM Grand Paradise credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility.  The credit facility will be used for general corporate purposes and for the development of MGM Cotai.

The MGM Grand Paradise credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with the credit facility covenants at December 31, 2014.

Senior Notes. During 2014, the Company repaid its $509 million 5.875% senior notes at maturity and issued $1.25 billion of 6% senior notes due 2023 for net proceeds of $1.24 billion. In 2013, the Company repaid its $462 million 6.75% senior notes and $150 million 7.625% senior subordinated debentures at maturity and issued $500 million of 5.25% senior notes due 2020 for net proceeds of $494 million. The senior notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. The senior notes are effectively subordinated to the Company’s existing and future secured obligations, primarily consisting of its senior credit facility, to the extent of the value of the assets securing such obligations.

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

Maturities of long-term debt.  Maturities of the Company’s long-term debt as of December 31, 2014 are as follows:

Years ending December 31,	(In thousands)
2015	$2,353,000
2016	1,641,944
2017	2,183,382
2018	492,500
2019	2,495,000
Thereafter	5,004,817
14,170,643
Debt premiums and discounts, net	(11,441)
$14,159,202

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2014 was approximately $15.1 billion. The estimated fair value of the Company’s long-term debt at December 31, 2013 was approximately $14.9 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility.  Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss tax credit carryforwards and certain temporary differences.  The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic operations	$(168,135)	$(444,891)	$(2,048,868)
Foreign operations	579,021	507,081	314,655
	$410,886	$62,190	$(1,734,213)

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal:	(In thousands)
Current	$(10,448)	$3,532	$1,636
Deferred (excluding separate components)	785,225	963,919	1,011,881
Deferred – operating loss carryforward	(277,453)	(305,760)	89,954
Deferred – valuation allowance	(815,851)	(634,190)	(1,017,228)
Other noncurrent	33,130	14,522	(1,587)
Benefit (provision) for federal income taxes	(285,397)	42,023	84,656
State:
Current	(2,214)	(1,812)	(3,466)
Deferred (excluding separate components)	4,338	4,056	24,104
Deferred – operating loss carryforward	531	393	9,221
Deferred – valuation allowance	412	(4,374)	(2,579)
Other noncurrent	(547)	879	(5,493)
Benefit (provision) for state income taxes	2,520	(858)	21,787
Foreign:
Current	(1,656)	(2,214)	(3,217)
Deferred (excluding separate components)	1,726	(70,440)	12,471
Deferred – operating loss carryforward	3,495	1,312	(782)
Deferred – valuation allowance	(4,396)	9,361	2,386
Benefit (provision) for foreign income taxes	(831)	(61,981)	10,858
	$(283,708)	$(20,816)	$117,301

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012

Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign tax credit	(222.0)	(1,557.1)	45.2
Repatriation of foreign earnings	113.2	738.4	(19.2)
Federal valuation allowance	198.6	1,019.8	(58.7)
State income tax, net of federal benefit and valuation allowance	(0.4)	0.8	0.8
Settlements with taxing authorities	(7.6)	(23.5)	-
Macau deferred tax liability re-measurement	-	96.1	-
Foreign jurisdiction income/losses taxed at other than 35%	(49.1)	(281.8)	7.0
Tax credits	(1.0)	(13.1)	0.5
Permanent and other items	2.3	18.9	(3.8)
	69.0%	33.5%	6.8%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2014	2013
Deferred tax assets – federal and state:	(In thousands)
Senior secured notes retirement	$-	$647
Bad debt reserve	47,563	37,327
Deferred compensation	4,074	3,680
Net operating loss carryforward	21,555	304,077
Accruals, reserves and other	129,311	148,303
Investments in unconsolidated affiliates	236,528	268,896
Stock-based compensation	34,449	31,185
Tax credits	2,601,653	1,796,599
	3,075,133	2,590,714
Less: Valuation allowance	(2,498,299)	(1,665,846)
	576,834	924,868
Deferred tax assets – foreign:
Bad debt reserve	1,456	333
Net operating loss carryforward	59,329	55,834
Accruals, reserves and other	64	154
Property and equipment	10,687	11,204
	71,536	67,525
Less: Valuation allowance	(60,468)	(56,071)
	11,068	11,454
Total deferred tax assets	$587,902	$936,322
Deferred tax liabilities – federal and state:
Property and equipment	(2,549,866)	(2,488,287)
Long-term debt	(293,006)	(360,666)
Intangibles	(109,161)	(105,231)
	(2,952,033)	(2,954,184)
Deferred tax liabilities – foreign:
Intangibles	(319,871)	(321,116)
	(319,871)	(321,116)
Total deferred tax liability	$(3,271,904)	$(3,275,300)
Net deferred tax liability	$(2,684,002)	$(2,338,978)

Income generated from gaming operations of MGM Grand Paradise, which is wholly owned by MGM China, is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016, pursuant to approval from the Macau government, granted on September 22, 2011.  Absent this exemption, “Net loss attributable to MGM Resorts International” would have increased by $47 million and $43 million for 2014 and 2013, respectively, and net loss per share (diluted) would have increased by $0.10 and $0.09 for 2014 and 2013, respectively.  The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise.  The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016.  Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise.  The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires, a requirement under Macanese law.  The net deferred tax liability of MGM Grand Paradise was re-measured during the first quarter of 2013 due to the extension of the amortization period of the Macau gaming subconcession in connection with the effectiveness of the Cotai land concession.  This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million in 2013.

Non-gaming operations remain subject to the Macau complementary tax.  MGM Grand Paradise had at December 31, 2014 a complementary tax net operating loss carryforward of $493 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2015 through 2017. The Macanese net operating loss carryforwards are fully offset by a valuation allowance.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China.  However, MGM Grand Paradise has entered into an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends.  Such annual fee arrangement is effective until December 31, 2016. MGM China is not subject to the complementary tax on distributions it receives during the covered period as a result of the annual fee arrangement. Annual payments of $2 million are required under the annual fee arrangement.  The $2 million annual payment for 2014 and 2013 was accrued and a corresponding provision for income taxes was recorded in each year.

The Company repatriated $390 and $312 million of foreign earnings and profits in 2014 and 2013, respectively.  At December 31, 2014, there are approximately $270 million of unrepatriated foreign earnings and profits, all of which the Company anticipates will be repatriated without the incurrence of additional U.S. income tax expense.  Accordingly, no deferred tax liability has been recorded for those earnings.  Creditable foreign taxes associated with the repatriated earnings and profits increased the Company’s foreign tax credit carryover by $813 million and $976 million in 2014 and 2013, respectively.  Such foreign taxes consist of the Macau Special Gaming Tax, which the Company believes qualifies as a tax paid in lieu of an income tax that is creditable against U.S. income taxes.  The foreign tax credit carryovers expire as follows: $2 million in 2015; $785 million in 2022; $976 million in 2023; and $813 million in 2024. The foreign tax credit carryovers are subject to valuation allowance as described further below.

The Company has an alternative minimum tax credit carryforward of $23 million that will not expire and a general business tax credit carryforward of $2 million that will begin to expire in 2034.

For state income tax purposes, the Company has Illinois and New Jersey net operating loss carryforwards of $82 million and $231 million, respectively, which equates to deferred tax assets after federal tax effect and before valuation allowance, of $4 million and $13 million, respectively.  The Illinois net operating loss carryforwards will expire if not utilized by 2021 through 2026.  The New Jersey net operating loss carryforwards will expire if not utilized by 2015 through 2034.

As of December 31, 2014, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeds the scheduled future reversal of existing U.S. federal deductible temporary differences. Consequently, the Company no longer applies a valuation allowance against its domestic deferred tax assets other than the foreign tax credit deferred tax asset. The Company has recorded a valuation allowance of $2.5 billion against the $2.6 billion foreign tax credit deferred tax asset at December 31, 2014.  In addition, there is a $15 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $60 million on certain Macau deferred tax assets because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

The foreign tax credits are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau.  Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, the Company expects that it will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although MGM Grand Paradise’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company assumes that it will receive an additional five-year exemption beyond 2016 consistent with the assumption utilized for measurement of the net deferred tax liability of MGM Grand Paradise.  For all periods beyond December 31, 2021, the Company has assumed that MGM Grand Paradise will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and have factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset.  Furthermore, the Company does not rely on future U.S source operating income in assessing future foreign tax credit realization due to its history of recent losses in the U.S. and therefore only relies on U.S. federal taxable temporary differences that it expects will reverse during the 10-year foreign tax credit carryover period.

The Company assesses its tax positions using a two-step process.  A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized.  Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2014, the Company has classified $26 million as long-term in “Other long-term obligations,” based on the time until expected payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits at January 1	$106,246	$153,184	$145,799
Gross increases - prior period tax positions	1,626	6,082	6,903
Gross decreases - prior period tax positions	(43,098)	(35,508)	(12,639)
Gross increases - current period tax positions	5,066	4,064	13,121
Settlements with taxing authorities	(38,697)	(21,576)	-
Gross unrecognized tax benefits at December 31	$31,143	$106,246	$153,184

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12 million and $32 million at December 31, 2014 and 2013, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.   The Company had $4 million and $17 million in interest related to unrecognized tax benefits accrued at December 31, 2014 and 2013, respectively.  No amounts were accrued for penalties as of either date.  Income tax expense for the years ended December 31, 2014, 2013 and 2012 includes interest expense or benefit related to unrecognized tax benefits as follows:  $13 million benefit in 2014, $12 million benefit in 2013 and $3 million expense in 2012.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material.  As of December 31, 2014, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2010. During the second quarter of 2014, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of its consolidated federal income tax returns for the 2005 through 2009 tax years; the 2007 through 2008 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes; the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes; and the 2005 through 2009 tax years of Marina District Development Holding Company, LLC an unconsolidated affiliate treated as a partnership for income tax purposes. These examinations are now considered settled for financial reporting purposes.  The Company previously deposited $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for these examinations. During 2013, the Company favorably settled all issues on appeal with IRS Appeals with respect to the examination of its consolidated federal income tax returns for the 2003 and 2004 tax years resulting in a refund of $2 million, including interest.

During the fourth quarter of 2013, the IRS opened an examination of the 2009 through 2011 tax years of CityCenter Holdings, LLC.  The Company anticipates that this examination will be settled during 2015.

As of December 31, 2014, other than adjustments resulting from the federal income tax audits discussed above and the exceptions noted below, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2010. The state of Michigan initiated during the second quarter of 2013 a review of the Michigan Business Tax returns of MGM Grand Detroit, LLC for the 2009 through 2011 tax years to determine whether to open an examination of one or more of these years and subsequently informed the Company that it would take no further actions with respect to these years. During 2010, the state of New Jersey began examination of Marina District Development Holding Company, LLC for the 2003 through 2006 tax years. The Company anticipates that this examination will be settled in 2015. No other state or local income tax returns are currently under examination.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2014 may decrease by up to $10 million within the next twelve months on the expectation during such period of settlement of the IRS examination of the 2009 through 2011 federal income tax returns of CityCenter Holdings, LLC and the examination of the 2003 through 2006 New Jersey state tax returns of Marina District Development Holding Company, LLC.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements.  Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2014, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases

Years ending December 31,	(In thousands)
2015	$53,380	$5,376
2016	53,372	4,057
2017	24,333	3,143
2018	22,246	1,596
2019	20,300	-
Thereafter	1,104,400	-
Total minimum lease payments	$1,278,031	14,172
Less: Amounts representing interest		(1,214)
Total obligations under capital leases		12,958
Less: Amounts due within one year		(4,691)
Amounts due after one year		$8,267

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively.  Rental expense for operating leases was $65 million for 2014, $41 million for 2013 and $33 million for 2012, which included short term rentals charged to rent expense.  Rental expense includes $7 million related to the Cotai land concession for both 2014 and 2013. The Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term. Rent recognized for the Cotai land concession is included in “Preopening and start-up expenses” prior to opening.

In April 2013, the Company entered into a ground lease agreement for an approximate 23 acre parcel of land in connection with the MGM National Harbor project.  The ground lease has an initial term of 25 years and the right to extend for up to 13 additional six year periods with the first 7 of those additional periods considered to be reasonably assured. The Company therefore amortizes the lease on a straight line basis over a 67 year term.  The ground lease will be accounted for as an operating lease with rental expense of $13 million recorded in 2014. Rent recognized for the ground lease is included in "Preopening and start-up expenses" prior to opening.

Cotai land concession contract.  MGM Grand Paradise’s land concession contract for an approximate 18 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2014, MGM China had paid $100 million of the contract premium, including interest due on the semi-annual payments, and the amount paid is recorded within “Other long-term assets, net.” In January 2015, MGM China paid the fourth semi-annual payment of $15 million under the land concession contract. Including interest on the four remaining semi-annual payments, MGM China has approximately $59 million remaining payable for the land concession contract.  Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserted, among other things, that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini's recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.  In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits), and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs). Prior to the Final Settlement, as defined below, CityCenter settled the claims of 219 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors). As a result of these settlement agreements and the prior settlement agreements between Perini and CityCenter, most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter were resolved. On February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors.

During 2013, CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, and relevant insurers.  This settlement was approved by the court and CityCenter received proceeds of $38 million in 2014 related to both the Harmon and other components of the CityCenter project.

In 2014, CityCenter reached a settlement with builder’s risk insurers of a claim relating to damage alleged at the Harmon and received proceeds of $55 million.

In December 2014, the Perini matter was  concluded through a global settlement among the Company, CityCenter, Perini, the remaining subcontractors, including those implicated in the Harmon work (and their affiliates), and relevant insurers, which followed the previously disclosed settlement agreements and an extra-judicial program for settlement of certain project subcontractor claims. This global settlement concluded all outstanding claims in the case (the “Final Settlement”). The effectiveness of the global settlement was made contingent upon CityCenter’s execution of certain indemnity and release agreements (which were executed in January 2015) and CityCenter’s procurement of replacement general liability insurance covering construction of the CityCenter development (which was obtained in January 2015).

The Final Settlement, together with previous settlement agreements relating to the non-Harmon related lien claims, resolved all of Perini’s and the remaining subcontractors’ lien claims against CityCenter, MGM Resorts International Design (formerly known as MGM MIRAGE Design Group), certain direct or indirect subsidiaries of CityCenter, and the Condo Owner Defendants. However,  CityCenter expressly reserved any claims for latent or hidden defects as to any portion of CityCenter’s original construction (other than the Harmon) not known to CityCenter at the time of the agreement. The Company and CityCenter entered into the Final Settlement solely as a compromise and settlement and not in any way as an admission of liability or fault.

The key terms of the Final Settlement included:

With respect to its non-Harmon lien claims, Perini waived a specific portion of its lien claim against CityCenter, which combined with the prior non-Harmon agreement and accrued interest resulted in a total CityCenter payment to Perini of $153 million, approximately $14 million of which was paid in December 2014. The total payment to Perini was funded by the Company under the Company’s completion guarantee and included the application of approximately $58 million of condominium proceeds that were previously held in escrow by CityCenter to fund construction lien claims upon final resolution of the Perini litigation.

CityCenter’s recovery for its Harmon construction defect claims, when added to the Harmon-related proceeds from prior insurance settlements of $85 million, resulted in gross cash settlement proceeds to CityCenter of approximately $191 million (of which approximately $18 million was paid by the Company under the completion guarantee in February 2015).

In conjunction with the Final Settlement, the Company and an insurer participating in the OCIP resolved their arbitration dispute concerning such insurer’s claim for payments it made under the OCIP general liability coverage for contractor costs incurred in the Harmon litigation, premium adjustments and certain other costs and expenses. The Company settled this dispute for $38 million and funded the majority of such amounts under the completion guarantee in January 2015. In addition, the settlement requires future payments equivalent to fifty percent of any additional contractor costs paid by such insurer after November 30, 2014 in connection with the Harmon litigation, and claims handling fees, which the Company does not expect to be significant. This agreement also provided for specified reductions in the letters of credit the Company posted as collateral to secure the payment of its obligations under the disputed coverage agreements.

Please see below for further discussion on the Company’s completion guarantee obligation.

CityCenter completion guarantee.  In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of December 31, 2014, CityCenter was holding approximately $58 million in a separate bank account representing the remaining condominium proceeds available to fund completion guarantee obligations. In February 2015, such amounts were used to fund a portion of the amount paid to Perini in conjunction with the Perini Settlement Agreement discussed above.

As of December 31, 2014, the Company has funded $747 million under the completion guarantee.  The Company  has accrued a liability of $149 million, which includes amounts yet to be paid as of December 31, 2014, in connection with the resolution of the Perini litigation and related settlement agreements discussed above as well as CityCenter’s associated legal costs. The Company’s estimated obligation was offset by the $58 million of condominium proceeds received and held by CityCenter as of December 31, 2014. The Company does not believe it is reasonably possible it will be liable for amounts in excess of what it has accrued under the completion guarantee.  Subsequent to December 31, 2014, the Company funded $130 million to City Center to cover completion guarantee obligations.

Harmon demolition. As discussed above, a global settlement was reached in the Perini/CityCenter litigation in December 2014, which finally resolved all outstanding liens, claims and counterclaims between the Company and CityCenter and related parties on one hand and Perini, the remaining subcontractors and remaining insurers on the other hand.  Among the matters resolved were CityCenter’s claims against Perini and other contractors and subcontractors with respect to construction at the Harmon. Pursuant to leave of court in 2014 CityCenter commenced demolition of the building. Based on current estimates, which are subject to change, CityCenter believes the demolition of the Harmon will cost approximately $32 million and is currently underway. The Company does not believe it would be responsible for funding any additional remediation efforts under the completion guarantee that might be required with respect to the Harmon.

Las Vegas Arena. In conjunction with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG each entered joint and several unlimited completion guarantees for the project, as well as a repayment guarantee for the term loan B. Additionally, in conjunction with the senior secured credit facility, the Company and AEG have pledged to contribute a total of $175 million for construction, of which $76 million has been contributed as of December 2014.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At December 31, 2014, the Company had provided $91 million of total letters of credit, $55 million of which represents an arbitration order for interim collateral related to the CityCenter project OCIP discussed above under “CityCenter completion guarantee.” In 2015, the Company reduced the interim collateral letter of credit by $31 million, as permitted under the arbitration settlement discussed above. MGM Grand Paradise’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At December 31, 2014 MGM China had provided approximately $39 million of guarantees under its credit facility.

In connection with the development of MGM Springfield as discussed in Note 1, the Company was required to either deposit 10% of the total investment proposed in the license application into an interest-bearing account, or secure a deposit bond insuring that 10% of the proposed capital investment shall be forfeited to the Commonwealth of Massachusetts if the Company’s subsidiary is unable to complete the gaming establishment.  As a result, the Company obtained a surety bond for approximately $52 million during the fourth quarter of 2014 naming the Commonwealth of Massachusetts as beneficiary.

Other litigation.  The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — STOCKHOLDERS’ EQUITY

Stock repurchases.  Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced.  In April 2014, the Company terminated the May 2008 Stock Repurchase Program. The Company did not repurchase any shares of the Company’s common stock prior to the termination of the May 2008 Stock Repurchase Program during 2014, 2013 or 2012.

MGM China dividend. MGM China paid a $137 million interim dividend in September 2014, of which $70 million remained within the consolidated entity and $67 million was distributed to noncontrolling interests, a $127 million final dividend in June 2014, of which $65 million remained within the consolidated entity and $62 million was distributed to noncontrolling interests, and a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

MGM China paid a $113 million interim dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests, and a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

In February 2015, MGM China’s Board of Directors announced a special dividend of approximately $400 million, of which $204 million will remain within the consolidated entity. In addition, in February 2015, MGM China’s Board of Directors recommended a final dividend for 2014 of approximately $120 million, subject to approval at the 2015 annual shareholder meeting. If approved, the Company will receive $61 million, its 51% share of this dividend.

NOTE 13 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan.  The Company’s omnibus incentive plan, as amended (the “Omnibus Plan”), allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	As amended, the Omnibus Plan allows for the issuance of up to 45 million shares or share-based awards; and
•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

SARs granted under the Omnibus Plan generally have terms of seven years, and in most cases vest in four equal annual installments. RSUs granted vest ratably over four years, a portion of which are subject to achievement of a performance target based on operational results compared to budget in order for such RSUs to be eligible to vest. Expense is recognized primarily on a straight-line basis over the vesting period of the awards net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

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

As of December 31, 2014, the Company had an aggregate of approximately 23 million shares of common stock available for grant as share-based awards under the Omnibus Plan.  A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2014 is presented below:

Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2014	16,074	$15.22
Granted	2,385	22.29
Exercised	(1,837)	14.68
Forfeited or expired	(446)	48.95
Outstanding at December 31, 2014	16,176	15.27	3.53	$121,194
Vested and expected to vest at December 31, 2014	15,796	15.14	3.47	$120,676
Exercisable at December 31, 2014	10,750	14.10	2.43	$98,485

As of December 31, 2014, there was a total of $34 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units and performance share units

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price
Nonvested at January 1, 2014	1,339	$13.85	1,055	$13.91	$16.95
Granted	603	22.51	400	18.39	29.80
Vested	(552)	12.39	-	-	-
Forfeited	(32)	14.73	-	-	-
Nonvested at December 31, 2014	1,358	18.27	1,455	15.14	20.48

As of December 31, 2014, there was a total of $20 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

The Company grants PSUs for the portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as the other PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. In March 2014, the Company granted 0.3 million PSUs pursuant to the Bonus PSU Policy with a target price of $31.72. Such awards are excluded from the table above.  As of December 31, 2014, there was a total of $12 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 1.6 years.

The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$31,613	$28,880	$6,451
Income tax benefit from share-based awards exercised or RSUs vested	10,805	9,975	2,236

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

As of December 31, 2014, MGM China had an aggregate of approximately 339 million shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2014 is presented below:

Stock options

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2014	16,916	$2.06
Granted	19,920	3.47
Exercised	(988)	1.98
Forfeited or expired	(790)	2.67
Outstanding at December 31, 2014	35,058	2.85	8.15	$8,084
Vested and expected to vest at December 31, 2014	33,065	2.82	8.08	$8,022
Exercisable at December 31, 2014	10,223	2.02	6.41	$5,506

As of December 31, 2014, there was a total of $19 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years.

The intrinsic value of share-based awards exercised during the year ended December 31, 2014 was $2 million.  When shares of common stock are issued pursuant to the exercise of share-based awards, MGM China repurchases and cancels an equivalent number of shares.  For the year ended December 31, 2014, MGM China received proceeds of $2 million related to the exercise of share-based awards and expended $3 million to repurchase common stock for cancelation.

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Year Ended December 31,
	2014	2013	2012
Compensation cost:	(In thousands)
Omnibus Plan	$29,662	$27,201	$37,588
MGM China Plan	8,706	6,221	5,840
Total compensation cost	38,368	33,422	43,428
Less: Reimbursed costs and other	(1,104)	(1,090)	(3,868)
Compensation cost recognized as expense	37,264	32,332	39,560
Less: Related tax benefit	(9,822)	-	(1,660)
Compensation expense, net of tax benefit	$27,442	$32,332	$37,900

Compensation cost for SARs granted under the Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	40%	54%	65%
Expected term	4.9 yrs.	4.9 yrs.	5.0 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.6%	1.6%	0.7%
Weighted-average fair value of SARs granted	$8.18	$9.44	$5.60

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

Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	31%	40%	49%
Expected term	3.0 yrs.	3.0 yrs.	3.0 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.0%	0.6%	0.4%
Weighted-average fair value of PSUs granted	$18.39	$21.01	$10.03

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company’s stock.  The expected term is equal to the three year performance period.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The table above excludes assumptions used to value PSUs granted under the Bonus PSU Policy.

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	39%	46%	60%
Expected term	7.9 yrs.	8.0 yrs.	8.0 yrs.
Expected dividend yield	1.6%	1.2%	0%
Risk-free interest rate	1.8%	1.7%	2.1%
Weighted-average fair value of options granted	$1.06	$1.39	$1.13

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

NOTE 14 — EMPLOYEE BENEFIT PLANS

Multiemployer benefit plans.  Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans.  Of these plans, the Company considers the Southern Nevada Culinary and Bartenders Pension Plan (the “Pension Plan”), under the terms of collective bargaining agreements with the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165 to be individually significant. The risk of participating in the Pension Plan differs from single-employer plans in the following aspects:

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

Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company’s participation in the Pension Plan is outlined in the table below.

Expiration Date
		Pension Protection Act		of Collective
	EIN/Pension	Zone Status (1)		Bargaining
Pension Fund	Plan Number	2013	2012	Agreements (2)
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	11/12/14 - 5/31/18

(1)	The trustees of the Pension Plan have elected to apply the extended amortization and the special ten year asset smoothing rules under the Pension Relief Act of 2010.
(2)

The Company is party to ten collective bargaining agreements that require contributions to the Pension Plan.  The agreements between CityCenter Hotel Casino, LLC, Bellagio, Mandalay Corp., MGM Grand Hotel, LLC and the Local Joint Executive Board of Las Vegas are the most significant because more than half of the Company’s employee participants in the Pension Plan are covered by those four agreements. The collective bargaining agreement covering approximately 4,300 employees at MGM Grand Las Vegas expired in 2014. The Company has signed an extension of such agreement and is currently negotiating a new agreement.

Contributions to the Company’s multiemployer pension plans and other multiemployer benefit plans were as follows:

	Year Ended December 31,
	2014	2013	2012
Multiemployer Pension Plans	(In thousands)
Southern Nevada Culinary and Bartenders Pension Plan	$33,927	$37,691	$35,556
Other pension plans not individually significant	7,323	8,280	8,083
Total multiemployer pension plans	$41,250	$45,971	$43,639

Multiemployer Benefit Plans Other Than Pensions
UNITE HERE Health	$202,641	$167,494	$162,453
Other	12,746	15,367	14,172
Total multiemployer benefit plans other than pensions	$215,387	$182,861	$176,625

Contributions to the Pension Plan decreased during 2014 as a result of an amendment to the collective bargaining agreements to temporarily divert contributions from the Pension Plan to the Health Fund. Hours worked in 2013 increased approximately 3% compared to 2012 and the contribution rate to the Pension Plan increased in mid-2012 as defined under the collective bargaining agreements.  Bellagio, Aria, Mandalay Bay and MGM Grand Las Vegas were listed in the Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2013 and 2012. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2014.  No surcharges were imposed on the Company’s contributions to any of the plans.

Self-insurance.  The Company is self-insured for most health care benefits and workers compensation for its non-union employees.  The liability for health care claims filed and estimates of claims incurred but not reported was $20 million and $19 million at December 31, 2014 and 2013, respectively.  The workers compensation liability for claims filed and estimates of claims incurred but not reported was $48 million and $42 million as of December 31, 2014 and 2013, respectively. Both liabilities are included in “Other accrued liabilities.”

Retirement savings plans.  The Company has retirement savings plans under Section 401(k) of the IRC for eligible employees.  The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans.  The Company suspended its matching contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions.  The Company reinstated a more limited 401(k) company contribution in 2012 and will continue to monitor the plan contributions as the economy changes. In the case of certain union employees, the Company contributions to the plan are based on hours worked.  The Company recorded charges for 401(k) contributions of $17 million, $13 million and $12 million in 2014, 2013 and 2012, respectively.

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

MGM China. MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees.  Contributions to the retirement plan were $5 million, $5 million and $4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 15 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Grand Victoria investment impairment	$28,789	$36,607	$85,009
Corporate buildings impairment	-	44,510	-
Other Nevada land impairment	-	20,354	-
Borgata investment impairment	-	-	53,757
Las Vegas Strip land impairment	-	-	366,406
Atlantic City land impairment	-	-	166,569
Other property transactions, net	12,213	23,290	25,065
	$41,002	$124,761	$696,806

Grand Victoria Investment. See Note 6 for additional information related to the Grand Victoria investment impairment charges.

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

Borgata. See Note 6 for additional information related to the Borgata investment impairment charge.

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

Other. Other property transactions, net in 2014 and 2013 include miscellaneous asset disposals and demolition costs. Other property transactions, net in 2012 include write-downs related to the remodeling of the theatre at Mandalay Bay, the renovation of the IMAX theatre at Luxor and various other miscellaneous asset disposals and disposal costs.

NOTE 16 — SEGMENT INFORMATION

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net.

The following tables present the Company’s segment information:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$6,342,084	$6,052,644	$5,932,791
MGM China	3,282,329	3,316,928	2,807,676
Reportable segment net revenues	9,624,413	9,369,572	8,740,467
Corporate and other	457,571	440,091	420,377
	$10,081,984	$9,809,663	$9,160,844
Adjusted Property EBITDA
Wholly owned domestic resorts	$1,518,307	$1,442,686	$1,325,220
MGM China	850,471	814,109	679,345
Reportable segment Adjusted Property EBITDA	2,368,778	2,256,795	2,004,565

Other operating expense
Corporate and other, net	(149,216)	(132,214)	(256,584)
Preopening and start-up expenses	(39,257)	(13,314)	(2,127)
Property transactions, net	(41,002)	(124,761)	(696,806)
Depreciation and amortization	(815,765)	(849,225)	(927,697)
Operating income	1,323,538	1,137,281	121,351
Non-operating income (expense)
Interest expense, net of amounts capitalized	(817,061)	(857,347)	(1,116,358)
Non-operating items from unconsolidated affiliates	(87,794)	(208,682)	(130,845)
Other, net	(7,797)	(9,062)	(608,361)
	(912,652)	(1,075,091)	(1,855,564)
Income (loss) before income taxes	410,886	62,190	(1,734,213)
Benefit (provision) for income taxes	(283,708)	(20,816)	117,301
Net income (loss)	127,178	41,374	(1,616,912)
Less: Net income attributable to noncontrolling interests	(277,051)	(213,108)	(150,779)
Net loss attributable to MGM Resorts International	$(149,873)	$(171,734)	$(1,767,691)

	December 31,
	2014	2013

Total assets:	(In thousands)
Wholly owned domestic resorts	$13,336,737	$13,151,719
MGM China	8,842,949	9,203,742
Reportable segment total assets	22,179,686	22,355,461
Corporate and other	4,545,448	3,750,839
Eliminated in consolidation	(22,623)	(21,690)
	$26,702,511	$26,084,610

	December 31,
	2014	2013

Property and equipment, net:	(In thousands)
Wholly owned domestic resorts	$11,933,559	$11,787,880
MGM China	1,323,432	957,769
Reportable segment property and equipment, net	13,256,991	12,745,649
Corporate and other	1,207,174	1,331,253
Eliminated in consolidation	(22,623)	(21,690)
	$14,441,542	$14,055,212

	Year Ended December 31,
	2014	2013	2012

Capital expenditures:	(In thousands)
Wholly owned domestic resorts	$292,463	$216,147	$258,519
MGM China	347,338	254,516	80,018
Reportable segment capital expenditures	639,801	470,663	338,537
Corporate and other	233,173	107,442	89,935
Eliminated in consolidation	(933)	(15,981)	(5,709)
	$872,041	$562,124	$422,763

NOTE 17 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals.  The Company earned fees of $38 million, $38 million and $32 million for the years ended December 31, 2014, 2013 and 2012.  The Company is being reimbursed for certain costs in performing its development and management services.  During the years ended December 31, 2014, 2013 and 2012 the Company incurred $380 million, $364 million and $355 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs.  As of December 31, 2014 and 2013, CityCenter owed the Company $45 million and $49 million, respectively, for management services and reimbursable costs.

Other agreements. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time sharing basis.  CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company.  During each of the years ended December 31, 2014, 2013 and 2012, the Company was reimbursed $3 million for aircraft related expenses.  The Company has certain other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

MGM China

Ms. Pansy Ho is member of the Board of Directors of, and holds a minority ownership interest in, MGM China.  Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments.  Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China  and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. MGM China incurred expenses of $28 million, $18 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively.  MGM China recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, MGM China did not have a material payable to or receivable from Shun Tak.

MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $43 million with a 20% increase per annum for each subsequent calendar year during the term of the agreement. During the years ended December 31, 2014, 2013 and 2012, MGM China incurred total license fees of $43 million, $36 million and $30 million, respectively, equal to the cap for each annual period. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $24 million in 2014, which will increase by 10% per annum for each year during the term of the agreement. For the years ended December 31, 2013 and 2012, MGM China incurred $15 million and $6 million of fees, respectively, to MGM Branding and Development related to development services. Such amount is eliminated in consolidation. No fee was paid for the year ended December 31, 2014.

An entity owned by Ms. Pansy Ho received distributions of $13 million, $18 million and $11 million during the years ended December 31, 2014, 2013 and 2012, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

Las Vegas Arena

The Las Vegas Arena Company leases the land underlying the Las Vegas Arena from the Company under a 50 year operating lease, which commences upon the opening of the Arena. In conjunction with Las Vegas Arena Company obtaining financing and beginning construction in 2014, the Company began accruing rental income. During 2014, the Company recorded accrued income of $1 million for the Las Vegas Arena ground lease.

NOTE 18 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities.  The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, are presented below.  Within the Condensed Consolidating Statements of Cash Flows for the period ending December 31, 2014, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,390,806	$868,688	$768,335	$(669)	$3,027,160
Property and equipment, net	-	12,445,086	2,008,428	(11,972)	14,441,542
Investments in subsidiaries	20,430,160	3,896,365	-	(24,326,525)	-
Investments in and advances to unconsolidated affiliates	-	1,526,446	7,588	25,000	1,559,034
Intercompany accounts	-	2,175,091	-	(2,175,091)	-
Other non-current assets	141,035	414,801	7,118,939	-	7,674,775
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511
Current liabilities	$1,680,319	$953,179	$775,097	$(670)	$3,407,925
Intercompany accounts	1,932,780	-	242,311	(2,175,091)	-
Deferred income taxes	2,312,828	-	309,032	-	2,621,860
Long-term debt	11,907,534	4,837	1,001,511	-	12,913,882
Other long-term obligations	37,623	58,016	34,931	-	130,570
Total liabilities	17,871,084	1,016,032	2,362,882	(2,175,761)	19,074,237
MGM Resorts stockholders' equity	4,090,917	20,310,445	4,003,051	(24,313,496)	4,090,917
Noncontrolling interests	-	-	3,537,357	-	3,537,357
Total stockholders' equity	4,090,917	20,310,445	7,540,408	(24,313,496)	7,628,274
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$494,296	$903,537	$1,322,170	$(564)	$2,719,439
Property and equipment, net	-	12,552,828	1,514,356	(11,972)	14,055,212
Investments in subsidiaries	19,991,695	4,037,168	-	(24,028,863)	-
Investments in and advances to unconsolidated affiliates	-	1,461,496	7,765	-	1,469,261
Other non-current assets	167,552	422,259	7,250,887	-	7,840,698
	$20,653,543	$19,377,288	$10,095,178	$(24,041,399)	$26,084,610
Current liabilities	$340,343	$959,118	$941,431	$(25,564)	$2,215,328
Intercompany accounts	1,446,952	(1,470,305)	23,353	-	-
Deferred income taxes	2,110,229	-	309,738	-	2,419,967
Long-term debt	12,441,112	4,836	1,001,282	-	13,447,230
Other long-term obligations	98,856	41,758	976	-	141,590
Total liabilities	16,437,492	(464,593)	2,276,780	(25,564)	18,224,115
MGM Resorts stockholders' equity	4,216,051	19,841,881	4,173,954	(24,015,835)	4,216,051
Noncontrolling interests	-	-	3,644,444	-	3,644,444
Total stockholders' equity	4,216,051	19,841,881	7,818,398	(24,015,835)	7,860,495
	$20,653,543	$19,377,288	$10,095,178	$(24,041,399)	$26,084,610

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$6,270,708	$3,813,736	$(2,460)	$10,081,984
Equity in subsidiaries' earnings	938,712	339,312	-	(1,278,024)	-
Expenses
Casino and hotel operations	5,482	3,810,711	2,554,965	(2,460)	6,368,698
General and administrative	4,743	1,089,192	224,814	-	1,318,749
Corporate expense	72,116	150,938	15,757	-	238,811
Preopening and start-up expenses	-	5,384	33,873	-	39,257
Property transactions, net	-	36,612	4,390	-	41,002
Depreciation and amortization	-	500,401	315,364	-	815,765
	82,341	5,593,238	3,149,163	(2,460)	8,822,282
Income from unconsolidated affiliates	-	64,014	(178)	-	63,836
Operating income (loss)	856,371	1,080,796	664,395	(1,278,024)	1,323,538
Interest expense, net of amounts capitalized	(794,826)	(574)	(21,661)	-	(817,061)
Other, net	50,793	(90,679)	(55,705)	-	(95,591)
Income (loss) before income taxes	112,338	989,543	587,029	(1,278,024)	410,886
Provision for income taxes	(262,211)	(20,735)	(762)	-	(283,708)
Net income (loss)	(149,873)	968,808	586,267	(1,278,024)	127,178
Less: Net income attributable to noncontrolling interests	-	-	(277,051)	-	(277,051)
Net income (loss) attributable to MGM Resorts International	$(149,873)	$968,808	$309,216	$(1,278,024)	$(149,873)
Net income (loss)	$(149,873)	$968,808	$586,267	$(1,278,024)	$127,178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(762)	(762)	(1,293)	1,524	(1,293)
Other	1,250	1,250	-	(1,250)	1,250
Other comprehensive income (loss)	488	488	(1,293)	274	(43)
Comprehensive income (loss)	(149,385)	969,296	584,974	(1,277,750)	127,135
Less: Comprehensive income attributable to noncontrolling interests	-	-	(276,520)	-	(276,520)
Comprehensive income (loss) attributable to MGM Resorts International	$(149,385)	$969,296	$308,454	$(1,277,750)	$(149,385)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(718,756)	$1,121,013	$703,413	$25,000	$1,130,670
Cash flows from investing activities
Capital expenditures, net of construction payable	-	(375,719)	(496,322)	-	(872,041)
Dispositions of property and equipment	-	6,631	1,020	-	7,651
Investments in and advances to unconsolidated affiliates	(31,400)	(46,640)	-	(25,000)	(103,040)
Distributions from unconsolidated affiliates in excess of earnings	-	132	-	-	132
Investments in treasury securities - maturities longer than 90 days	-	(123,133)	-	-	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	-	210,300	-	-	210,300
Cash deposits - original maturities longer than 90 days	(570,000)	-	-	-	(570,000)
Intercompany accounts	-	(704,785)	-	704,785	-
Payments for gaming licenses	-	-	(85,000)	-	(85,000)
Other	-	10,981	-	-	10,981
Net cash provided by (used in) investing activities	(601,400)	(1,022,233)	(580,302)	679,785	(1,524,150)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(28,000)	-	-	-	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	3,821,250	-	1,350,000	-	5,171,250
Repayments under bank credit facilities - maturities longer than 90 days	(3,821,250)	-	(1,350,000)	-	(5,171,250)
Issuance of senior notes	1,250,750	-	-	-	1,250,750
Retirement of senior notes	(508,900)	-	-	-	(508,900)
Debt issuance costs	(13,681)	-	-	-	(13,681)
Intercompany accounts	1,045,048	(76,117)	(264,146)	(704,785)	-
Distributions to noncontrolling interest owners	-	-	(386,709)	-	(386,709)
Other	(4,213)	(803)	(367)	-	(5,383)
Net cash provided by (used in) financing activities	1,741,004	(76,920)	(651,222)	(704,785)	308,077
Effect of exchange rate on cash	-	-	(889)	-	(889)
Cash and cash equivalents
Net increase (decrease) for the period	420,848	21,860	(529,000)	-	(86,292)
Cash related to assets held for sale	-	(3,662)	-	-	(3,662)
Balance, beginning of period	378,660	237,457	1,187,552	-	1,803,669
Balance, end of period	$799,508	$255,655	$658,552	$-	$1,713,715

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,955,001	$3,856,728	$(2,066)	$9,809,663
Equity in subsidiaries' earnings	638,030	289,384	-	(927,414)	-
Expenses
Casino and hotel operations	5,644	3,622,940	2,632,198	(2,066)	6,258,716
General and administrative	4,432	1,051,757	222,261	-	1,278,450
Corporate expense	66,307	125,500	41,938	(17,000)	216,745
Preopening and start-up expenses	-	4,205	9,109	-	13,314
Property transactions, net	-	126,773	(2,012)	-	124,761
Depreciation and amortization	-	522,900	326,325	-	849,225
	76,383	5,454,075	3,229,819	(19,066)	8,741,211
Income from unconsolidated affiliates	-	68,807	22	-	68,829
Operating income (loss)	561,647	859,117	626,931	(910,414)	1,137,281
Interest expense, net of amounts capitalized	(805,933)	(6,333)	(45,081)	-	(857,347)
Other, net	39,524	(212,065)	(45,203)	-	(217,744)
Income (loss) before income taxes	(204,762)	640,719	536,647	(910,414)	62,190
Benefit (provision) for income taxes	33,028	11,111	(64,955)	-	(20,816)
Net income (loss)	(171,734)	651,830	471,692	(910,414)	41,374
Less: Net income attributable to noncontrolling interests	-	-	(213,108)	-	(213,108)
Net income (loss) attributable to MGM Resorts International	$(171,734)	$651,830	$258,584	$(910,414)	$(171,734)
Net income (loss)	$(171,734)	$651,830	$471,692	$(910,414)	$41,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,915)	(1,915)	(3,993)	3,830	(3,993)
Other	115	115	-	(115)	115
Other comprehensive income (loss)	(1,800)	(1,800)	(3,993)	3,715	(3,878)
Comprehensive income (loss)	(173,534)	650,030	467,699	(906,699)	37,496
Less: Comprehensive income attributable to noncontrolling interests	-	-	(211,030)	-	(211,030)
Comprehensive income (loss) attributable to MGM Resorts International	$(173,534)	$650,030	$256,669	$(906,699)	$(173,534)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(819,282)	$1,089,341	$1,040,389	$-	$1,310,448
Cash flows from investing activities
Capital expenditures, net of construction payable	-	(311,635)	(250,489)	-	(562,124)
Dispositions of property and equipment	-	11,648	6,382	-	18,030
Investments in and advances to unconsolidated affiliates	(23,600)	(5,353)	-	-	(28,953)
Distributions from unconsolidated affiliates in excess of earnings	-	110	-	-	110
Investments in treasury securities - maturities longer than 90 days	-	(219,546)	-	-	(219,546)
Proceeds from treasury securities - maturities longer than 90 days	-	252,592	-	-	252,592
Payments for gaming licenses	-	-	(21,600)	-	(21,600)
Other	-	1,354	-	-	1,354
Net cash used in investing activities	(23,600)	(270,830)	(265,707)	-	(560,137)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	(28,000)	-	-	-	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	-	450,000	-	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	-	(450,000)	-	(2,793,000)
Issuance of senior notes	500,000	-	-	-	500,000
Retirement of senior notes	(462,226)	(150,036)	-	-	(612,262)
Debt issuance costs	(23,576)	-	-	-	(23,576)
Intercompany accounts	985,465	(657,260)	(328,205)	-	-
Distributions to noncontrolling interest owners	-	-	(318,348)	-	(318,348)
Other	(4,506)	-	(3,016)	-	(7,522)
Net cash provided by (used in) financing activities	967,157	(807,296)	(649,569)	-	(489,708)
Effect of exchange rate on cash	-	-	(443)	-	(443)
Cash and cash equivalents
Net increase for the period	124,275	11,215	124,670	-	260,160
Balance, beginning of period	254,385	226,242	1,062,882	-	1,543,509
Balance, end of period	$378,660	$237,457	$1,187,552	$-	$1,803,669

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,782,523	$3,379,891	$(1,570)	$9,160,844
Equity in subsidiaries' earnings	(210,934)	220,354	-	(9,420)	-
Expenses
Casino and hotel operations	7,623	3,615,288	2,299,941	(1,570)	5,921,282
General and administrative	7,101	1,025,028	207,645	-	1,239,774
Corporate expense	66,285	168,863	7,859	(8,000)	235,007
Preopening and start-up expenses	-	1,486	641	-	2,127
Property transactions, net	-	693,519	3,287	-	696,806
Depreciation and amortization	-	519,074	408,623	-	927,697
	81,009	6,023,258	2,927,996	(9,570)	9,022,693
Income from unconsolidated affiliates	-	(16,861)	61	-	(16,800)
Operating income (loss)	(291,943)	(37,242)	451,956	(1,420)	121,351
Interest expense, net of amounts capitalized	(1,053,692)	(10,986)	(51,680)	-	(1,116,358)
Other, net	(526,606)	(178,026)	(34,574)	-	(739,206)
Income (loss) before income taxes	(1,872,241)	(226,254)	365,702	(1,420)	(1,734,213)
Benefit for income taxes	104,550	1,892	10,859	-	117,301
Net income (loss)	(1,767,691)	(224,362)	376,561	(1,420)	(1,616,912)
Less: Net income attributable to noncontrolling interests	-	-	(150,779)	-	(150,779)
Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$(224,362)	$225,782	$(1,420)	$(1,767,691)
Net income (loss)	$(1,767,691)	$(224,362)	$376,561	$(1,420)	$(1,616,912)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,770	8,770	17,124	(17,540)	17,124
Other	(445)	(445)	-	445	(445)
Other comprehensive income (loss)	8,325	8,325	17,124	(17,095)	16,679
Comprehensive income (loss)	(1,759,366)	(216,037)	393,685	(18,515)	(1,600,233)
Less: Comprehensive income attributable to noncontrolling interests	-	-	(159,133)	-	(159,133)
Comprehensive income (loss) attributable to MGM Resorts International	$(1,759,366)	$(216,037)	$234,552	$(18,515)	$(1,759,366)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated

Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(952,653)	$989,144	$872,860	$-	$909,351
Cash flows from investing activities
Capital expenditures, net of construction payable	-	(332,089)	(90,674)	-	(422,763)
Dispositions of property and equipment	-	191	235	-	426
Investments in and advances to unconsolidated affiliates	(46,800)	(7,500)	-	-	(54,300)
Distributions from unconsolidated affiliates in excess of earnings	-	1,723	-	-	1,723
Investments in treasury securities - maturities longer than 90 days	-	(285,469)	-	-	(285,469)
Proceeds from treasury securities - maturities longer than 90 days	-	315,438	-	-	315,438
Other	(1,973)	501	-	-	(1,472)
Net cash used in investing activities	(48,773)	(307,205)	(90,439)	-	(446,417)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	1,331,500	-	447,762	-	1,779,262
Borrowings under bank credit facilities - maturities longer than 90 days	-	-	1,350,000	-	1,350,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	-	(1,800,000)	-	(3,634,128)
Issuance of senior notes	4,100,000	-	-	-	4,100,000
Retirement of senior notes	(4,009,117)	-	-	-	(4,009,117)
Debt issuance costs	(119,197)	-	(41,048)	-	(160,245)
Intercompany accounts	996,462	(685,752)	(310,710)	-	-
Distributions to noncontrolling interest owners	-	-	(206,806)	-	(206,806)
Other	(5,035)	(833)	(57)	-	(5,925)
Net cash provided by (used in) financing activities	460,485	(686,585)	(560,859)	-	(786,959)
Effect of exchange rate on cash	-	-	1,621	-	1,621
Cash and cash equivalents
Net increase (decrease) for the period	(540,941)	(4,646)	223,183	-	(322,404)
Balance, beginning of period	795,326	230,888	839,699	-	1,865,913
Balance, end of period	$254,385	$226,242	$1,062,882	$-	$1,543,509

NOTE 19 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2014	(In thousands, except per share data)
Net revenues	$2,630,398	$2,581,033	$2,485,007	$2,385,546	$10,081,984
Operating income	416,472	354,464	286,489	266,113	1,323,538
Net income (loss)	186,100	178,168	50,382	(287,472)	127,178
Net income (loss) attributable to MGM Resorts International	102,652	110,008	(20,270)	(342,263)	(149,873)
Basic income (loss) per share	$0.21	$0.22	$(0.04)	$(0.70)	$(0.31)
Diluted income (loss) per share	$0.20	$0.22	$(0.04)	$(0.70)	$(0.31)
2013
Net revenues	$2,352,148	$2,481,265	$2,463,037	$2,513,213	$9,809,663
Operating income	308,597	235,753	262,797	330,134	1,137,281
Net income (loss)	22,197	(36,401)	33,171	22,407	41,374
Net income (loss) attributable to MGM Resorts International	6,165	(98,781)	(22,313)	(56,805)	(171,734)
Basic income (loss) per share	$0.01	$(0.20)	$(0.05)	$(0.12)	$(0.35)
Diluted income (loss) per share	$0.01	$(0.20)	$(0.05)	$(0.12)	$(0.35)

Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total loss per share amounts for the year. The financial information presented above has been adjusted for the retroactive application of the equity method of accounting for our investment in Borgata.  See Note 6 for further discussion. In addition, the following sections list certain items affecting comparability of quarterly and year-to-date results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

2014 certain items affecting comparability are as follows:

•	First Quarter. None;
•	Second Quarter. The Company recorded an impairment charge related to its investment in Grand Victoria of $29 million ($0.04 per share in the quarter and full year of 2014);
•	Third Quarter. None; and
•

Fourth Quarter. The Company recorded its 50% share of CityCenter’s Harmon-related property transactions of $18 million ($0.02 per share in the quarter and full year of 2014) primarily related to a settlement charge with an insurer participating in the owner controlled insurance program for CityCenter.

2013 certain items affecting comparability are as follows:

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

Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
James J. Murren
/s/ Robert H. Baldwin	Chief Design and Construction Officer and Director	March 2, 2015
Robert H. Baldwin
/s/ Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2015
Daniel J. D’Arrigo
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Robert C. Selwood
/s/ William A. Bible	Director	March 2, 2015
William A. Bible
/s/ Mary Chris Gay	Director	March 2, 2015
Mary Chris Gay
/s/ William W. Grounds	Director	March 2, 2015
William W. Grounds
/s/ Alexis M. Herman	Director	March 2, 2015
Alexis M. Herman
/s/ Roland Hernandez	Director	March 2, 2015
Roland Hernandez

Signature	Title	Date
/s/ Anthony Mandekic	Director	March 2, 2015
Anthony Mandekic
/s/ Rose McKinney-James	Director	March 2, 2015
Rose McKinney-James
/s/ Gregory M. Spierkel	Director	March 2, 2015
Gregory M. Spierkel
/s/ Daniel J. Taylor	Director	March 2, 2015
Daniel J. Taylor

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2014	$81,713	$46,698	$(38,809)	$89,602
Year Ended December 31, 2013	97,911	14,969	(31,167)	81,713
Year Ended December 31, 2012	101,207	57,068	(60,364)	97,911

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2014	$1,721,917	$836,850	$-	$2,558,767
Year Ended December 31, 2013	1,093,398	633,423	(4,904)	1,721,917
Year Ended December 31, 2012	72,001	1,023,644	(2,247)	1,093,398