Form 10-Q
period 2015-03-31
MGM Resorts International
filed 2015-05-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2015
Common Stock, $.01 par value	563,042,468 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$2,195,535	$1,713,715
Cash deposits - original maturities longer than 90 days	—	570,000
Accounts receivable, net	461,751	473,345
Inventories	103,286	104,011
Income tax receivable	7,725	14,675
Prepaid expenses and other	188,310	151,414
Total current assets	2,956,607	3,027,160

Property and equipment, net	14,561,951	14,441,542

Other assets
Investments in and advances to unconsolidated affiliates	1,661,444	1,559,034
Goodwill	2,898,127	2,897,110
Other intangible assets, net	4,309,206	4,364,856
Other long-term assets, net	411,112	412,809
Total other assets	9,279,889	9,233,809
	$26,798,447	$26,702,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$187,325	$164,252
Construction payable	125,720	170,439
Deferred income taxes, net	70,552	62,142
Current portion of long-term debt	—	1,245,320
Accrued interest on long-term debt	184,205	191,155
Other accrued liabilities	1,327,959	1,574,617
Total current liabilities	1,895,761	3,407,925

Deferred income taxes, net	2,547,150	2,621,860
Long-term debt	14,551,810	12,913,882
Other long-term obligations	150,691	130,570
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 491,335,813 and 491,292,117 shares	4,913	4,913
Capital in excess of par value	4,192,684	4,180,922
Retained earnings (accumulated deficit)	61,941	(107,909)
Accumulated other comprehensive income	13,580	12,991
Total MGM Resorts International stockholders' equity	4,273,118	4,090,917
Noncontrolling interests	3,379,917	3,537,357
Total stockholders' equity	7,653,035	7,628,274
	$26,798,447	$26,702,511

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Casino	$1,278,502	$1,583,432
Rooms	459,425	452,386
Food and beverage	384,101	383,392
Entertainment	125,968	133,777
Retail	45,037	44,616
Other	126,550	125,427
Reimbursed costs	101,060	94,975
	2,520,643	2,818,005
Less: Promotional allowances	(188,399)	(187,607)
	2,332,244	2,630,398
Expenses
Casino	782,808	990,834
Rooms	141,313	134,238
Food and beverage	221,521	220,058
Entertainment	96,999	98,937
Retail	24,096	23,476
Other	84,323	87,577
Reimbursed costs	101,060	94,975
General and administrative	328,173	319,246
Corporate expense	50,356	53,351
Preopening and start-up expenses	15,871	5,636
Property transactions, net	1,589	558
Depreciation and amortization	206,412	207,655
	2,054,521	2,236,541
Income from unconsolidated affiliates	117,381	22,615
Operating income	395,104	416,472
Non-operating income (expense)
Interest expense, net of amounts capitalized	(216,262)	(209,387)
Non-operating items from unconsolidated affiliates	(19,011)	(22,215)
Other, net	(3,490)	(1,434)
	(238,763)	(233,036)
Income before income taxes	156,341	183,436
Benefit for income taxes	56,305	2,664
Net income	212,646	186,100
Less: Net income attributable to noncontrolling interests	(42,796)	(83,448)
Net income attributable to MGM Resorts International	$169,850	$102,652
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.35	$0.21
Diluted	$0.33	$0.20

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$212,646	$186,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,476	(2,760)
Other	(672)	1,250
Other comprehensive income (loss)	1,804	(1,510)
Comprehensive income	214,450	184,590
Less: Comprehensive income attributable to noncontrolling interests	(44,011)	(82,205)
Comprehensive income attributable to MGM Resorts International	$170,439	$102,385

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$212,646	$186,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,412	207,655
Amortization of debt discounts, premiums and issuance costs	9,782	9,402
Provision for doubtful accounts	17,955	9,834
Stock-based compensation	10,676	8,195
Property transactions, net	1,589	558
Income from unconsolidated affiliates	(97,697)	(381)
Distributions from unconsolidated affiliates	4,039	3,703
Deferred income taxes	(68,648)	(6,782)
Change in operating assets and liabilities:
Accounts receivable	(6,350)	(14,186)
Inventories	731	6,349
Income taxes receivable and payable, net	6,879	5,736
Prepaid expenses and other	(37,386)	(29,736)
Prepaid Cotai land concession premium	(12,953)	(12,945)
Accounts payable and accrued liabilities	(77,428)	(87,934)
Other	5,401	5,227
Net cash provided by operating activities	175,648	290,795
Cash flows from investing activities
Capital expenditures, net of construction payable	(292,329)	(192,751)
Dispositions of property and equipment	164	135
Investments in and advances to unconsolidated affiliates	(160,079)	(32,175)
Distributions from unconsolidated affiliates in excess of earnings	1,111	497
Investments in treasury securities - maturities longer than 90 days	—	(54,064)
Proceeds from treasury securities - maturities longer than 90 days	—	63,063
Cash deposits - original maturities longer than 90 days	570,000	—
Other	(2,070)	1,226
Net cash provided by (used in) investing activities	116,797	(214,069)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,318,626)	(1,735,125)
Borrowings under bank credit facilities – maturities longer than 90 days	1,710,625	1,728,125
Retirement of senior notes	—	(508,900)
Distributions to noncontrolling interest owners	(202,624)	(247,140)
Other	(152)	(1,648)
Net cash provided by (used in) financing activities	189,223	(764,688)
Effect of exchange rate on cash	704	(971)
Cash and cash equivalents
Net increase (decrease) for the period	482,372	(688,933)
Change in cash related to assets held for sale	(552)	—
Balance, beginning of period	1,713,715	1,803,669
Balance, end of period	$2,195,535	$1,114,736
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$213,430	$200,226
Federal, state and foreign income taxes paid, net of refunds	4,747	3,864
Non-cash investing and financing activities
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	$(8,198)	$12,306

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company owns and operates Circus Circus Reno in Reno, Nevada. In April 2015, the Company sold Railroad Pass in Henderson, Nevada and Gold Strike in Jean, Nevada, as discussed in Note 3. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise also has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort and is currently expected to have approximately 1,500 hotel rooms, 500 gaming tables and 1,500 slots. The total estimated project budget is $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals. See Notes 4 and 6 for additional information related to CityCenter.

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

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor the license to build and operate a destination resort casino in Prince George’s County at National Harbor. The expected cost to develop and construct MGM National Harbor is approximately $1.3 billion, excluding capitalized interest and land related costs. The Company expects the resort to include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 79,000 square feet of high‑end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage.

The Company’s subsidiary that will develop MGM Springfield was awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on 14.5 acres of land in downtown Springfield, Massachusetts. The expected cost to develop and construct MGM Springfield is $760 million, excluding capitalized interest and land related costs. The Company expects the resort will include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 64,000 square feet of retail and restaurant space; 33,000 square feet of meeting and event space; and a 3,500-space parking garage.

In 2013, the Company formed Las Vegas Arena Company, LLC (the “Las Vegas Arena Company”) with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) - a leader in sports, entertainment, and promotions - to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of Las Vegas Arena Company. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs.

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 10 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2014 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements have been retroactively adjusted to reflect the Company’s investment in Borgata under the equity method for all periods presented in this quarterly report. The impact of the retroactive adjustments on net income for the three months ended March 31, 2014 was a decrease of $6 million.

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

Property and equipment. As of March 31, 2015, the Company had accrued $8 million for property and equipment within “Accounts payable” and $28 million related to construction retention in “Other long-term obligations.” In addition, during the three months ended March 31, 2015, the Company entered into capital leases with obligations of $16 million.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (36%) for the three months ended March 31, 2015.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. As of December 31, 2014, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeds the scheduled future reversal of existing U.S. federal deductible temporary differences.  Consequently, the Company no longer applies a valuation allowance against its domestic deferred tax assets other than its foreign tax credit deferred tax asset.

The Company generates significant excess foreign tax credits each year that are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau.  Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, the Company expects that it will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset.  Furthermore, the Company does not rely on future U.S. source operating income in assessing future foreign tax credit realization due to its history of recent losses in the U.S. and therefore only relies on U.S. federal taxable temporary differences that it expects will reverse during the 10-year foreign tax credit carryover period.

The Company projects that it will be able to realize a benefit and, hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $252 million as of December 31, 2015 and has reflected this assumption in its annual effective tax rate for 2015. The Company’s assessment of realization of its foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as its assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits.  As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions may have a material impact on the amount of the valuation allowance.  For example, should the Company in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.  In addition, a change to forecasts of future profitability of, and distributions from, MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis,” (“ASU 2015-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  ASU 2015-02 amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. The Company is currently assessing the impact that adoption of ASU 2015-02 will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — ASSETS HELD FOR SALE

On April 1, 2015, the Company closed the sale of Railroad Pass.  At closing, the Company received $8 million in cash proceeds. The assets and liabilities of Railroad Pass have been classified as held for sale as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, assets held for sale of $10 million and $9 million, respectively, comprised predominantly of property and equipment, are classified within “Prepaid expenses and other” and liabilities related to assets held for sale of $1 million and $2 million, respectively, comprised of accounts payable and other accrued liabilities, are classified within “Other accrued liabilities.”

On April 30, 2015, the Company closed the sale of Gold Strike and related assets in Jean, Nevada. At closing, the Company received $12 million in cash proceeds. The assets and liabilities of Gold Strike have been classified as held for sale as of March 31, 2015 and December 31, 2014.  Assets held for sale of $14 million, comprised predominantly of property and equipment, are classified within “Prepaid expenses and other” at both March 31, 2015 and December 31, 2014.  Liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, are classified within “Other accrued liabilities” at both March 31, 2015 and December 31, 2014.

Railroad Pass and Gold Strike have not been classified as discontinued operations because the Company has concluded that the sales will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2015	2014

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,305,707	$1,221,306
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	140,052	141,162
Marina District Development Company – Borgata (50%)	112,333	109,252
Other	103,352	87,314
	$1,661,444	$1,559,034

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Income from unconsolidated affiliates	$117,381	$22,615
Preopening and start-up expenses	(673)	(19)
Non-operating items from unconsolidated affiliates	(19,011)	(22,215)
	$97,697	$381

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Current assets	$666,600	$561,904
Property and other assets, net	7,830,931	7,883,709
Current liabilities	255,659	508,168
Long-term debt and other long-term obligations	1,553,008	1,552,913
Equity	6,688,864	6,384,532

Summarized income statement information for CityCenter is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net revenues	$318,239	$336,417
Operating expenses	(136,633)	(331,454)
Operating income	181,606	4,963
Non-operating expenses	(18,005)	(25,165)
Net income (loss)	$163,601	$(20,202)

CityCenter litigation settlement. In December 2014, the Company and CityCenter entered into a settlement agreement with Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, the remaining Perini subcontractors and relevant insurers to resolve all outstanding project lien claims and CityCenter’s counterclaims relating to the Harmon Hotel and Spa. The settlement was subject to execution of a global settlement agreement among the parties described above, which was subsequently executed, and CityCenter’s procurement of replacement general liability insurance covering construction of the CityCenter development, which was obtained in January 2015. The proceeds pursuant to such global settlement agreement, combined with certain prior Harmon-related insurance settlement proceeds, resulted in a gain of $160 million recorded by CityCenter during the first quarter of 2015, of which the Company recorded its 50% share of $80 million.

CityCenter dividend. In April 2015, CityCenter adopted an annual distribution policy and declared a special dividend of $400 million, of which the Company received its 50% share of $200 million. Under the annual distribution policy, CityCenter will distribute up to 35% of excess cash flow, subject to the approval of the CityCenter board of directors.

Las Vegas Arena

See Note 6 for discussion of the Company’s joint and several completion and repayment guarantees and equity contribution commitments related to the Las Vegas Arena.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014

	(In thousands)
Senior credit facility:
$2,737 million ($2,744 million at December 31, 2014) term loans, net	$2,731,392	$2,738,118
MGM Grand Paradise credit facility:
$550 million term loans	553,376	553,177
Revolving loans	399,876	—
$1,450 million 4.25% convertible senior notes, due 2015, net	1,450,201	1,451,405
$875 million 6.625% senior notes, due 2015, net	875,200	875,370
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	498,212	497,955
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	469,347	468,949
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023, net	1,250,720	1,250,742
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	14,551,810	14,159,202
Less: Current portion	—	(1,245,320)
	$14,551,810	$12,913,882

Debt due within one year of the March 31, 2015 balance sheet date was classified as long-term as substantially all of the $1.45 billion 4.25% convertible senior notes were converted into shares of the Company’s common stock in April 2015, and the Company has both the intent and ability to refinance other current maturities on a long-term basis under its revolving senior credit facility.  As of December 31, 2014, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s senior notes, convertible senior notes and term loan credit facilities. The Company excluded from the December 31, 2014 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At March 31, 2015, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.03 billion term loan A facility and a $1.71 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of March 31, 2015). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million in 2015 in accordance with the scheduled amortization. The Company had $1.1 billion of available borrowing capacity under its senior credit facility at March 31, 2015. At March 31, 2015, the interest rate on the term loan A was 2.9% and the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA (as defined in the senior credit facility) and limits the ability of the Restricted Group to make capital expenditures and investments. As of March 31, 2015, the Restricted Group was required to maintain a minimum EBITDA of $1.25 billion. The minimum EBITDA requirement is $1.25 billion through June 30, 2015 and increases to $1.30 billion for September 30, 2015 and December 31, 2015 and to $1.35 billion for March 31, 2016, with periodic increases thereafter. EBITDA for the trailing four quarters ended March 31, 2015, calculated in accordance with the terms of the senior credit facility, was $1.35 billion. The senior credit facility limits the Restricted Group to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Restricted Group’s total capital expenditures allowable under the senior credit facility for fiscal year 2015, after giving effect to unused amounts from 2014, was $794 million. In addition, the senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. As of March 31, 2015, the Restricted Group was within the limit of capital expenditures and other investments for the 2015 calendar year.

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

MGM Grand Paradise credit facility. At March 31, 2015, the MGM Grand Paradise credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in July 2016. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at March 31, 2015. MGM China is a joint and several co-borrower with MGM Grand Paradise. The MGM Grand Paradise credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The MGM Grand Paradise credit facility will be used for general corporate purposes and for the development of MGM Cotai. At March 31, 2015, the interest rate on the term loans and outstanding revolving loans was 1.99%.

The MGM Grand Paradise credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at March 31, 2015.

In April 2015, MGM China agreed in principle with its lenders to amend and restate its senior credit facility and increase the term loan commitments to $1.55 billion and extend the maturity date for the term loans and the revolving credit facility to April 2019. Additionally, the amended MGM Grand Paradise credit facility is expected to bear interest at a fluctuating rate per annum based on HIBOR plus a margin, initially set for a six month period at 1.75% per annum, but thereafter will range between 1.375% and 2.50% based on MGM China’s leverage ratio. The consent is subject to the execution of a formal amended and restated facilities agreement, among the lenders, MGM China and MGM Grand Paradise and is conditioned upon the satisfaction (or waiver) of all conditions precedent to its effectiveness, including, but not limited to, receipt of any government or regulatory approval required in connection with the transaction. There is no assurance as to whether and when binding agreements in respect of the proposed facilities will be finalized.

Convertible senior notes. In April 2015, holders of substantially all of the $1.45 billion in aggregate principle amount of 4.25% convertible senior notes elected to convert the notes into approximately 78 million shares of the Company’s common stock.  The notes were converted at 53.83 shares of common stock per $1,000 principle amount, which is equivalent to a conversion price of approximately $18.58 per share.  In addition, the Company settled the capped call transactions entered into in connection with the initial issuance of $1.15 billion aggregate principle amount of notes and received approximately 6 million shares from such financial institutions. Such shares received in connection with the capped call transactions were subsequently retired.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2015 was $15.4 billion. At December 31, 2014, the estimated fair value of the Company’s long-term debt was $15.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. As of March 31, 2015, the Company had funded $888 million under the completion guarantee. During the first quarter of 2015, the Company fulfilled its remaining significant obligations under the completion guarantee in conjunction with the resolution of the Perini litigation and related settlement agreements. The Company is in the process of seeking termination of the completion guarantee and the release of the assets securing such completion guarantee with CityCenter’s lenders.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of March 31, 2015, MGM China had paid $115 million of the contract premium, including interest due on the semi-annual payments, and the amount paid is recorded within “Other long-term assets, net.” Including interest on the four remaining semi-annual payments, MGM China has approximately $59 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Las Vegas Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for the $75 million term loan B (subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). Additionally, in conjunction with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG have pledged to contribute equal amounts totaling $175 million for construction, of which $113 million has been contributed as of March 31, 2015.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2015, the Company had provided $52 million of letters of credit. MGM Grand Paradise’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2015, MGM China had provided approximately $39 million of guarantees under its credit facility.

In connection with the development of MGM Springfield as discussed in Note 1, the Company obtained a surety bond of $52 million naming the Commonwealth of Massachusetts as beneficiary, and payable thereto, in the event that the Company’s subsidiary is unable to complete the gaming establishment.

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

NOTE 7 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International - basic	$169,850	$102,652
Interest on convertible debt, net of tax	19,967	2,195
Potentially dilutive effect due to MGM China Share Option Plan	(8)	(132)
Net income attributable to MGM Resorts International - diluted	$189,809	$104,715
Denominator:
Weighted-average common shares outstanding - basic	491,422	490,542
Potential dilution from share-based awards	5,836	6,453
Potential dilution from assumed conversion of convertible debt	78,054	16,149
Weighted-average common and common equivalent shares - diluted	575,312	513,144
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	4,627	2,625

Potential dilution from the assumed conversion of convertible debt for the three months ended March 31, 2015 does not take into consideration the 6 million shares received pursuant to the capped call transactions as discussed in Note 5, as the effect would be antidilutive. For the three months ended March 31, 2014, potential dilution from the assumed conversion of convertible debt relates to the $300 million 4.25% senior convertible notes issued in June 2011. The $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the March 31, 2014 calculation of diluted earnings per share as their effect would be antidilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests. Additionally, in February 2015, MGM China’s Board of Directors recommended a final dividend for 2014 of approximately $120 million, subject to approval at MGM China’s 2015 annual shareholder meeting.

MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2015:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2015	$4,090,917	$3,537,357	$7,628,274
Net income	169,850	42,796	212,646
Currency translation adjustment	1,261	1,215	2,476
Other comprehensive loss from unconsolidated affiliate, net	(672)	—	(672)
Stock-based compensation	9,350	1,352	10,702
Change in excess tax benefit from stock-based compensation	(2,166)	—	(2,166)
Issuance of common stock pursuant to stock-based compensation awards	(294)	—	(294)
Cash distributions to noncontrolling interest owners	—	(202,803)	(202,803)
Issuance of performance share units	4,872	—	4,872
Balances, March 31, 2015	$4,273,118	$3,379,917	$7,653,035

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International by component are as follows:

	Currency
	Translation	Other
	Adjustment	Adjustments	Total

	(In thousands)
Balances, January 1, 2015	$12,319	$672	$12,991
Current period other comprehensive income (loss)	1,261	(672)	589
Balances, March 31, 2015	$13,580	$—	$13,580

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of March 31, 2015, the Company had an aggregate of 23 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2015 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	16,176	$15.27
Granted	12	20.03
Exercised	(163)	14.10
Forfeited or expired	(856)	35.27
Outstanding at March 31, 2015	15,169	14.20
Exercisable at March 31, 2015	9,824	12.34

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2015	1,358	$18.27	1,455	$15.14	$20.48
Forfeited	(15)	18.08	—	—	—
Nonvested at March 31, 2015	1,343	18.27	1,455	15.14	20.48

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price

Outstanding at January 1, 2015	265	$31.72
Granted	229	25.91
Outstanding at March 31, 2015	494	29.03

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

MGM China Share Option Plan. As of March 31, 2015, MGM China had an aggregate of 338 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the three months ended March 31, 2015 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	35,058	$2.85
Granted	710	2.48
Outstanding at March 31, 2015	35,768	2.84
Exercisable at March 31, 2015	10,642	2.05

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Compensation cost:
Omnibus Plan	$7,942	$7,002
MGM China Plan	2,760	1,461
Total compensation cost	10,702	8,463
Less: Reimbursed costs and capitalized cost	(290)	(268)
Compensation cost after reimbursed costs and capitalized cost	10,412	8,195
Less: Related tax benefit	(2,634)	(2,317)
Compensation cost, net of tax benefit	$7,778	$5,878

NOTE 10 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other, net” in the following segment disclosures to reconcile to consolidated results.

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

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,577,895	$1,570,234
MGM China	630,087	941,448
Reportable segment net revenues	2,207,982	2,511,682
Corporate and other	124,262	118,716
	$2,332,244	$2,630,398
Adjusted Property EBITDA
Wholly owned domestic resorts	$389,879	$402,846
MGM China	148,456	240,725
Reportable segment Adjusted Property EBITDA	538,335	643,571

Other operating income (expense)
Corporate and other, net	80,641	(13,250)
Preopening and start-up expenses	(15,871)	(5,636)
Property transactions, net	(1,589)	(558)
Depreciation and amortization	(206,412)	(207,655)
Operating income	395,104	416,472
Non-operating income (expense)
Interest expense, net of amounts capitalized	(216,262)	(209,387)
Non-operating items from unconsolidated affiliates	(19,011)	(22,215)
Other, net	(3,490)	(1,434)
	(238,763)	(233,036)
Income before income taxes	156,341	183,436
Benefit for income taxes	56,305	2,664
Net income	212,646	186,100
Less: Net income attributable to noncontrolling interests	(42,796)	(83,448)
Net income attributable to MGM Resorts International	$169,850	$102,652

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho, Pansy Catilina Chiu King indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $52 million in 2015 with a 20% increase per annum during the agreement term. During the three months ended March 31, 2015 and 2014, MGM China incurred total license fees of $11 million and $16 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $27 million in 2015, which will increase by 10% per annum for each year during the term of the agreement. During the three months ended March 31, 2015, MGM China paid $10 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation. No fee was paid during the three months ended March 31, 2014.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino resort in Springfield, Massachusetts), and each of their respective subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, are presented below.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$1,206,649	$861,068	$889,268	$(378)	$2,956,607
Property and equipment, net	—	12,425,331	2,148,592	(11,972)	14,561,951
Investments in subsidiaries	20,727,345	3,916,769	—	(24,644,114)	—
Investments in and advances to unconsolidated affiliates	—	1,628,720	7,724	25,000	1,661,444
Intercompany accounts	—	2,389,327	—	(2,389,327)	—
Other non-current assets	134,077	429,070	7,055,298	—	7,618,445
	$22,068,071	$21,650,285	$10,100,882	$(27,020,791)	$26,798,447
Current liabilities	$270,376	$958,446	$667,317	$(378)	$1,895,761
Intercompany accounts	2,103,314	—	286,013	(2,389,327)	—
Deferred income taxes, net	2,238,007	—	309,143	—	2,547,150
Long-term debt	13,145,313	4,837	1,401,660	—	14,551,810
Other long-term obligations	37,943	70,525	42,223	—	150,691
Total liabilities	17,794,953	1,033,808	2,706,356	(2,389,705)	19,145,412
MGM Resorts stockholders' equity	4,273,118	20,616,477	4,014,609	(24,631,086)	4,273,118
Noncontrolling interests	—	—	3,379,917	—	3,379,917
Total stockholders' equity	4,273,118	20,616,477	7,394,526	(24,631,086)	7,653,035
	$22,068,071	$21,650,285	$10,100,882	$(27,020,791)	$26,798,447

	At December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$1,390,806	$868,688	$768,335	$(669)	$3,027,160
Property and equipment, net	—	12,445,086	2,008,428	(11,972)	14,441,542
Investments in subsidiaries	20,430,160	3,896,365	—	(24,326,525)	—
Investments in and advances to unconsolidated affiliates	—	1,526,446	7,588	25,000	1,559,034
Intercompany accounts	—	2,175,091	—	(2,175,091)	—
Other non-current assets	141,035	414,801	7,118,939	—	7,674,775
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511
Current liabilities	$1,680,319	$953,179	$775,097	$(670)	$3,407,925
Intercompany accounts	1,932,780	—	242,311	(2,175,091)	—
Deferred income taxes, net	2,312,828	—	309,032	—	2,621,860
Long-term debt	11,907,534	4,837	1,001,511	—	12,913,882
Other long-term obligations	37,623	58,016	34,931	—	130,570
Total liabilities	17,871,084	1,016,032	2,362,882	(2,175,761)	19,074,237
MGM Resorts stockholders' equity	4,090,917	20,310,445	4,003,051	(24,313,496)	4,090,917
Noncontrolling interests	—	—	3,537,357	—	3,537,357
Total stockholders' equity	4,090,917	20,310,445	7,540,408	(24,313,496)	7,628,274
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,569,282	$763,685	$(723)	$2,332,244
Equity in subsidiaries' earnings	327,766	44,966	—	(372,732)	—
Expenses
Casino and hotel operations	1,500	937,439	513,904	(723)	1,452,120
General and administrative	1,201	269,554	57,418	—	328,173
Corporate expense	15,516	35,204	(364)	—	50,356
Preopening and start-up expenses	—	917	14,954	—	15,871
Property transactions, net	—	1,257	332	—	1,589
Depreciation and amortization	—	127,818	78,594	—	206,412
	18,217	1,372,189	664,838	(723)	2,054,521
Income from unconsolidated affiliates	—	117,265	116	—	117,381
Operating income (loss)	309,549	359,324	98,963	(372,732)	395,104
Interest expense, net of amounts capitalized	(211,077)	(288)	(4,897)	—	(216,262)
Other, net	12,879	(20,738)	(14,642)	—	(22,501)
Income (loss) before income taxes	111,351	338,298	79,424	(372,732)	156,341
Benefit (provision) for income taxes	58,499	(1,686)	(508)	—	56,305
Net income (loss)	169,850	336,612	78,916	(372,732)	212,646
Less: Net income attributable to noncontrolling interests	—	—	(42,796)	—	(42,796)
Net income (loss) attributable to MGM Resorts International	$169,850	$336,612	$36,120	$(372,732)	$169,850
Net income (loss)	$169,850	$336,612	$78,916	$(372,732)	$212,646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,261	1,261	2,476	(2,522)	2,476
Other	(672)	(672)	—	672	(672)
Other comprehensive income (loss)	589	589	2,476	(1,850)	1,804
Comprehensive income (loss)	170,439	337,201	81,392	(374,582)	214,450
Less: Comprehensive income attributable to noncontrolling interests	—	—	(44,011)	—	(44,011)
Comprehensive income (loss) attributable to MGM Resorts International	$170,439	$337,201	$37,381	$(374,582)	$170,439

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(217,074)	$293,772	$98,950	$—	$175,648
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(105,509)	(186,820)	—	(292,329)
Dispositions of property and equipment	—	100	64	—	164
Investments in and advances to unconsolidated affiliates	(140,732)	(19,347)	—	—	(160,079)
Distributions from unconsolidated affiliates in excess of earnings	—	1,111	—	—	1,111
Cash deposits - original maturities longer than 90 days	570,000	—	—	—	570,000
Intercompany accounts	—	(214,237)	—	214,237	—
Other	—	(2,070)	—	—	(2,070)
Net cash provided by (used in) investing activities	429,268	(339,952)	(186,756)	214,237	116,797
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,267,625)	—	(51,001)	—	(1,318,626)
Borrowings under bank credit facilities - maturities longer than 90 days	1,260,625	—	450,000	—	1,710,625
Intercompany accounts	187,337	10,520	16,380	(214,237)	—
Distributions to noncontrolling interest owners	—	—	(202,624)	—	(202,624)
Other	(152)	(2)	2	—	(152)
Net cash provided by (used in) financing activities	180,185	10,518	212,757	(214,237)	189,223
Effect of exchange rate on cash	—	—	704	—	704
Cash and cash equivalents
Net increase (decrease) for the period	392,379	(35,662)	125,655	—	482,372
Change in cash related to assets held for sale	—	(552)	—	—	(552)
Balance, beginning of period	799,508	255,655	658,552	—	1,713,715
Balance, end of period	$1,191,887	$219,441	$784,207	$—	$2,195,535

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,556,329	$1,074,662	$(593)	$2,630,398
Equity in subsidiaries' earnings	302,318	93,369	—	(395,687)	—
Expenses
Casino and hotel operations	1,254	921,974	727,460	(593)	1,650,095
General and administrative	1,112	260,640	57,494	—	319,246
Corporate expense	16,739	33,586	3,026	—	53,351
Preopening and start-up expenses	—	1,991	3,645	—	5,636
Property transactions, net	—	494	64	—	558
Depreciation and amortization	—	128,075	79,580	—	207,655
	19,105	1,346,760	871,269	(593)	2,236,541
Income from unconsolidated affiliates	—	22,562	53	—	22,615
Operating income (loss)	283,213	325,500	203,446	(395,687)	416,472
Interest expense, net of amounts capitalized	(200,897)	(104)	(8,386)	—	(209,387)
Other, net	18,590	(22,855)	(19,384)	—	(23,649)
Income (loss) before income taxes	100,906	302,541	175,676	(395,687)	183,436
Benefit (provision) for income taxes	1,746	1,641	(723)	—	2,664
Net income (loss)	102,652	304,182	174,953	(395,687)	186,100
Less: Net income attributable to noncontrolling interests	—	—	(83,448)	—	(83,448)
Net income (loss) attributable to MGM Resorts International	$102,652	$304,182	$91,505	$(395,687)	$102,652
Net income (loss)	$102,652	$304,182	$174,953	$(395,687)	$186,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,517)	(1,517)	(2,760)	3,034	(2,760)
Other	1,250	1,250	—	(1,250)	1,250
Other comprehensive income (loss)	(267)	(267)	(2,760)	1,784	(1,510)
Comprehensive income (loss)	102,385	303,915	172,193	(393,903)	184,590
Less: Comprehensive income attributable to noncontrolling interests	—	—	(82,205)	—	(82,205)
Comprehensive income (loss) attributable to MGM Resorts International	$102,385	$303,915	$89,988	$(393,903)	$102,385

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(186,046)	$301,590	$150,251	$25,000	$290,795
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(69,530)	(123,221)	—	(192,751)
Dispositions of property and equipment	—	69	66	—	135
Investments in and advances to unconsolidated affiliates	(5,200)	(1,975)	—	(25,000)	(32,175)
Distributions from unconsolidated affiliates in excess of earnings	—	497	—	—	497
Investments in treasury securities - maturities longer than 90 days	—	(54,064)	—	—	(54,064)
Proceeds from treasury securities - maturities longer than 90 days	—	63,063	—	—	63,063
Intercompany accounts	—	(248,319)	—	248,319	–
Other	—	1,226	—	—	1,226
Net cash provided by (used in) investing activities	(5,200)	(309,033)	(123,155)	223,319	(214,069)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,285,125)	—	(450,000)	—	(1,735,125)
Borrowings under bank credit facilities - maturities longer than 90 days	1,278,125	—	450,000	—	1,728,125
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany accounts	515,595	(9,057)	(258,219)	(248,319)	—
Distributions to noncontrolling interest owners	—	—	(247,140)	—	(247,140)
Other	(1,202)	—	(446)	—	(1,648)
Net cash used in financing activities	(1,507)	(9,057)	(505,805)	(248,319)	(764,688)
Effect of exchange rate on cash	—	—	(971)	—	(971)
Cash and cash equivalents
Net decrease for the period	(192,753)	(16,500)	(479,680)	—	(688,933)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669
Balance, end of period	$185,907	$220,957	$707,872	$—	$1,114,736

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

Results of operations from our wholly owned domestic resorts for the three months ended March 31, 2015 decreased due to a decrease in operating margins as net revenues increased less than 1% compared to the prior year quarter. According to the Las Vegas Convention and Visitors Authority, visitor volume for Las Vegas, Las Vegas Strip REVPAR and Las Vegas Strip gaming revenue all decreased slightly for the three months ended March 31, 2015 when compared to the same period in 2014.

Gross gaming revenues in the Macau market decreased 37% in the three months ended March 31, 2015 compared to 2014.  We believe operating results have been negatively affected by economic conditions and certain policy initiatives in China, stricter enforcement of entrance into Macau via the use of transit visas as well as a decrease in duration of stay permitted for transit visa holders and the implementation of a full main floor casino smoking ban in October 2014.  The decrease in gross gaming revenues accelerated during the second half of 2014 and has continued into the first quarter of 2015 as Macau has become an increasingly challenging and competitive market, impacting primarily VIP casino gaming operations. According to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals decreased 4% in the first quarter of 2015 compared to the same period in 2014. However, despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring approximately 1,500 hotel rooms, 500 gaming tables, and 1,500 slots built on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai is expected to open in the fourth quarter of 2016.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.3 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 79,000 square feet of high-end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. Construction of MGM National Harbor has commenced with estimated completion in the fourth quarter of 2016.

We were awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on approximately 14.5 acres of land in downtown Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $760 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 64,000 square feet of retail and restaurant space;

33,000 square feet of meeting and event space; and a 3,500-space parking garage. Construction of MGM Springfield is expected to be completed in late 2017 or early 2018.

We entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – leader in sports, entertainment, and promotions – to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of Las Vegas Arena Company, the developer of the arena. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in the first half of 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a $200 million senior secured credit facility to finance construction of the Las Vegas Arena.

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

MGM China

We own 51% and have a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession and is in the process of developing an integrated casino, hotel and entertainment resort in Cotai. We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

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

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is normally in the range of 2.7% to 3.0% of turnover.

Corporate and Other

Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2015 and 2014.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Net revenues	$2,332,244	$2,630,398
Operating income	395,104	416,472

Consolidated net revenue for the three months ended March 31, 2015 decreased 11% compared to the prior year period due primarily to a decrease in casino revenue at MGM Macau. See below for additional information related to segment revenues.

Consolidated operating income was $395 million for the three months ended March 31, 2015 compared to $416 million for the same period in the prior year.  The current year period was negatively affected by the decrease in operating income at MGM Macau.  In addition, preopening expense increased in the three months ended March 31, 2015 due primarily to the National Harbor and Springfield projects.  Operating income benefited in the current year quarter due to an increase in income from unconsolidated affiliates, primarily from CityCenter, which included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,577,895	$1,570,234
MGM China	630,087	941,448
Reportable segment net revenues	2,207,982	2,511,682
Corporate and other	124,262	118,716
	$2,332,244	$2,630,398
Adjusted EBITDA
Wholly owned domestic resorts	$389,879	$402,846
MGM China	148,456	240,725
Reportable segment Adjusted Property EBITDA	538,335	643,571
Corporate and other	80,641	(13,250)
	$618,976	$630,321

Wholly owned domestic resorts. The following table presents detailed net revenues at our wholly owned domestic resorts:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Casino revenue, net
Table games	$218,654	$232,508
Slots	421,121	400,562
Other	19,928	18,689
Casino revenue, net	659,703	651,759
Non-casino revenue
Rooms	443,584	436,665
Food and beverage	363,534	360,113
Entertainment, retail and other	274,120	279,873
Non-casino revenue	1,081,238	1,076,651
	1,740,941	1,728,410
Less: Promotional allowances	(163,046)	(158,176)
	$1,577,895	$1,570,234

Net revenue for the three months ended March 31, 2015 increased less than 1% compared to the same period in the prior year, as a result of slight increases in casino and non-casino revenue. Casino revenue increased 1% in the current year quarter compared to the same period in the prior year, due primarily to a 5% increase in slots revenue which benefited from an increase in slots volume, particularly at MGM Grand Detroit and Beau Rivage. Table games revenue decreased 6% in the first quarter of 2015 due to a decrease in table games volume of 3% and a decrease in table games hold percentage to 20.1% in the current year quarter from 20.8% in the prior year quarter.

Rooms revenue increased 2% in the first quarter of 2015 as a result of a 1% increase in REVPAR at our Las Vegas Strip resorts. The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2015	2014

Occupancy	90%	92%
Average Daily Rate (ADR)	$152	$147
Revenue per Available Room (REVPAR)	136	135

Food and beverage revenue increased 1% compared to the prior year quarter as a result of an increase in convention and banquet business and the opening of several new outlets. Entertainment revenue decreased 6% compared to the prior year quarter, due primarily to a decrease in in-house shows and timing of certain arena events.

Adjusted Property EBITDA at our wholly owned domestic resorts decreased 3% during the three months ended March 31, 2015 compared to the prior year quarter. Adjusted Property EBITDA margin for the first quarter of 2015 decreased by approximately 100 basis points to 24.7% from the prior year quarter due primarily to an increase in payroll and related costs, while net revenues increased less than 1%, as discussed above.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Casino revenue, net
VIP table games	$304,395	$549,938
Main floor table games	261,498	302,196
Slots	52,906	79,540
Casino revenue, net	618,799	931,674
Non-casino revenue	35,282	37,785
	654,081	969,459
Less: Promotional allowances	(23,994)	(28,011)
	$630,087	$941,448

For the quarter ended March 31, 2015, net revenue for MGM China decreased 33% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 45% as well as a decrease in main floor table games revenue of 13%. VIP table games turnover decreased 51% while VIP table games hold percentage increased to 3.3% in the current quarter from 3.0% in the prior year quarter.

MGM China’s Adjusted EBITDA for the three months ended March 31, 2015 and 2014 was $148 million and $241 million, respectively. Excluding license fees of $11 million and $16 million for the three months ended March 31, 2015 and 2014, respectively, Adjusted EBITDA decreased 38%. Adjusted EBITDA margin decreased approximately 200 basis points to 23.6% in the current year quarter, and was negatively affected by the decrease in VIP and main floor table games revenues.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended March 31, 2015 increased due primarily to an increase in our share of operating income from CityCenter, including certain basis difference adjustments, as well as an increase in our share of operating income from Borgata. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
CityCenter	$101,601	$14,046
Borgata	11,983	3,839
Other	3,797	4,730
	$117,381	$22,615

During September 2014, we resumed accounting for our Borgata investment under the equity method and have adjusted our prior period financial statements retroactively as required by generally accepted accounting principles.  See Note 2 in the accompanying consolidated financial statements for further discussion.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2015 was $102 million and included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Casino revenues at Aria decreased 10% due to a decrease in table games volume of 12% and a decrease in hold percentage to 24.3% in the current year quarter from 26.8% in the prior year quarter. Slots revenue at Aria increased 6% compared to the prior year period.   CityCenter’s rooms revenue increased 2% due to an increase in REVPAR at Aria and Vdara of 4% and 5%, respectively, from the prior year period. Our share of Borgata’s operating income increased in the three months ended March 31, 2015 due to a 7% increase in casino revenue and a reduction in real estate taxes recognized by Borgata.

Non-operating Results

Interest expense

Gross interest expense increased $14 million for the three months ended March 31, 2015 compared to the prior year period, primarily as a result of an increase in the average debt balance due to the issuance of the $1.25 billion 6% senior notes issued in November 2014. Capitalized interest was $11 million and $4 million in the three months ended March 31, 2015 and 2014, respectively, with the increase relating primarily to the MGM Cotai and MGM National Harbor projects.

Income taxes

We recorded income tax benefit of $56 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.   Because we no longer have federal income tax net operating loss carryforwards at December 31, 2014, the amount of foreign tax credits utilized will increase in 2015 compared to 2014, resulting in the increase in income tax benefit for the three months ended March 31, 2015. See Note 2 in the accompanying financial statements for further discussion of our annual effective tax rate assumptions regarding projected foreign tax credit usage and valuation allowance.

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

We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of wholly owned domestic resorts operating performance.

Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA or Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA or Adjusted Property EBITDA information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Adjusted EBITDA	$618,976	$630,321
Preopening and start-up expenses	(15,871)	(5,636)
Property transactions, net	(1,589)	(558)
Depreciation and amortization	(206,412)	(207,655)
Operating income	395,104	416,472
Non-operating income (expense)
Interest expense, net of amounts capitalized	(216,262)	(209,387)
Other, net	(22,501)	(23,649)
	(238,763)	(233,036)
Income before income taxes	156,341	183,436
Benefit for income taxes	56,305	2,664
Net income	212,646	186,100
Less: Net income attributable to noncontrolling interests	(42,796)	(83,448)
Net income attributable to MGM Resorts International	$169,850	$102,652

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$66,337	$—	$197	$22,633	$89,167
MGM Grand Las Vegas	46,726	—	(10)	18,490	65,206
Mandalay Bay	35,321	—	259	18,408	53,988
The Mirage	17,874	54	(1)	12,593	30,520
Luxor	7,762	(1)	50	9,488	17,299
New York-New York	19,672	(307)	264	4,964	24,593
Excalibur	12,909	—	(19)	3,652	16,542
Monte Carlo	14,314	—	517	5,225	20,056
Circus Circus Las Vegas	3,802	231	—	3,800	7,833
MGM Grand Detroit	27,739	—	—	5,873	33,612
Beau Rivage	11,859	—	—	6,531	18,390
Gold Strike Tunica	8,622	—	—	2,928	11,550
Other resort operations	893	—	—	230	1,123
Wholly owned domestic resorts	273,830	(23)	1,257	114,815	389,879
MGM China	72,366	3,071	332	72,687	148,456
Unconsolidated resorts	116,708	673	—	—	117,381
Management and other operations	14,114	267	—	1,936	16,317
	477,018	3,988	1,589	189,438	672,033
Stock compensation	(7,579)	—	—	—	(7,579)
Corporate	(74,335)	11,883	—	16,974	(45,478)
	$395,104	$15,871	$1,589	$206,412	$618,976

	Three Months Ended March 31, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$81,851	$—	$(21)	$23,319	$105,149
MGM Grand Las Vegas	40,932	197	(8)	21,112	62,233
Mandalay Bay	34,411	802	(2)	20,789	56,000
The Mirage	22,592	—	147	12,680	35,419
Luxor	8,807	3	(1)	9,169	17,978
New York-New York	20,887	55	244	4,441	25,627
Excalibur	15,455	—	(1)	3,436	18,890
Monte Carlo	14,014	915	3	4,963	19,895
Circus Circus Las Vegas	1,537	—	(11)	3,783	5,309
MGM Grand Detroit	27,654	—	—	5,712	33,366
Beau Rivage	8,166	—	—	6,475	14,641
Gold Strike Tunica	6,365	—	—	3,202	9,567
Other resort operations	(1,769)	—	—	541	(1,228)
Wholly owned domestic resorts	280,902	1,972	350	119,622	402,846
MGM China	164,589	2,408	(104)	73,832	240,725
Unconsolidated resorts	22,596	19	—	—	22,615
Management and other operations	16,961	—	—	2,891	19,852
	485,048	4,399	246	196,345	686,038
Stock compensation	(6,699)	—	—	—	(6,699)
Corporate	(61,877)	1,237	312	11,310	(49,018)
	$416,472	$5,636	$558	$207,655	$630,321

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance at March 31, 2015 was $2.2 billion, which included $469 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $176 million for the three months ended March 31, 2015, compared to cash provided by operating activities of $291 million in the prior year period. Operating cash flows decreased primarily as a result of a decrease at MGM China in the current year period.  Operating cash flows related to MGM China were $79 million for the three months ended March 31, 2015, compared to $160 million in the prior year period. In the three months ended March 31, 2015 operating cash flows were also negatively affected due to an increase in interest payments.

Investing activities. We made capital expenditures of $292 million for the three months ended March 31, 2015, of which $146 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China included $132 million related to the construction of MGM Cotai and $14 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $146 million included $37 million and $17 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of The Park entertainment district, a remodel of the facades of New York-New York and Monte Carlo, and restaurant and entertainment venue remodels.

We had capital expenditures of $193 million for the three months ended March 31, 2014, of which $120 million related to MGM China.  Capital expenditures at MGM China included $110 million related to the construction of MGM Cotai.  Capital expenditures at our wholly owned domestic resorts included expenditures for a remodel of the front facades of New York-New York and Monte Carlo, a gaming salon remodel and a marquee replacement.

For the three months ended March 31, 2015 and 2014, investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter pursuant to the completion guarantee. For the three months ended March 31, 2015, investing activities also included $570 million related to the maturity of certificates of deposit with original maturities longer than 90 days.  For the three months ended March 31, 2014, investing activities included activity related to the investment of funds held by the trust that held our 50% ownership in Borgata prior to its dissolution in September 2014.

Financing activities. MGM China paid a $400 million dividend in March 2015, of which $196 million was distributed to noncontrolling interests. MGM China paid a $499 million dividend in March 2014, of which $245 million was distributed to noncontrolling interests.

In the three months ended March 31, 2015, we borrowed net debt of $392 million, including $400 million of borrowings under the MGM Grand Paradise credit facility. During the three months ended March 31, 2014, we repaid net debt of $516 million, which included the repayment of the $509 million 5.875% senior notes at maturity on February 27, 2014.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At March 31, 2015, we had $14.6 billion of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility and $953 million outstanding under the $2.0 billion MGM China credit facility. We have an estimated $820 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. In April 2015 substantially all of our $1.45 billion 4.25% convertible senior notes were converted into shares of our common stock.  We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility.

In addition, we expect to make capital investments as described below during the full year 2015. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	$430 million in capital expenditures at our wholly owned domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	$390 million in capital expenditures, including land costs, related to the MGM National Harbor project;

•	$95 million in capital expenditures, including land costs, related to MGM Springfield; and

•	$50 million investment in our Las Vegas Arena project.

During the full year 2015, MGM China expects to spend approximately $75 million in capital improvements at MGM Macau and $1.1 billion on the MGM Cotai project, excluding capitalized interest and land.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of March 31, 2015, MGM China had paid $115 million of the contract premium, including interest due on the semi-annual payments. Including interest on the four remaining semi-annual payments, MGM China has approximately $59 million remaining payable for the land concession contract.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2015, variable rate borrowings represented 25% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $27 million based on gross amounts outstanding at March 31, 2015. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $10 million based on amounts outstanding at March 31, 2015. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2015

	(In millions)
Fixed-rate	$2,325	$1,476	$743	$475	$850	$5,005	$10,874	$11,760
Average interest rate	5.1%	8.2%	7.6%	11.4%	8.6%	6.6%	6.9%
Variable rate	$28	$166	$1,838	$18	$1,641	$—	$3,691	$3,685
Average interest rate	3.3%	2.2%	2.5%	3.5%	3.5%	N/A	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of March 31, 2015, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $10 million.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, dividends we will receive from MGM China or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange

Act) were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder litigation.  Adolf  Stumpf and RoseMarie Stumpf as trustees for the Christine Stumpf Trust v. MGM Resorts International, et al. (Case No. 10262, filed October 21, 2014, Court of Chancery of the State of Delaware), and Pontiac General Employees Retirement System v. Robert H. Baldwin, et al. (Case No. 10290, filed October 28, 2014, Court of Chancery of the State of Delaware).  The Stumpf action names as defendants the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”). The Pontiac General action names members of the Company’s Board of Directors and Bank of America as defendants.  Plaintiffs in both actions allege that they are Company stockholders and that they are each acting on behalf of a class including all other Company stockholders.  In the alternative, plaintiff in the Pontiac General action alleges that it claims derivatively on behalf of the Company. Plaintiffs in both actions allege that the Company’s directors breached their fiduciary duties by unjustifiably approving the Company’s Amended and Restated Credit Agreement dated as of December 20, 2012 (the “Credit Agreement” or “Agreement”), which contains what plaintiffs call a “Dead Hand Proxy Put” change of control provision. Plaintiffs in both actions assert that this provision permits Bank of America, as administrative agent under the Credit Agreement, to declare a default, and accelerate payment of all outstanding debt and interest thereunder, in the event of a change of control (i.e., replacement of a majority of the directors by an actual or threatened proxy fight or consent solicitation) under circumstances specified in the Agreement. Plaintiffs in both actions claim that this provision has a coercive effect on stockholder voting for change on the board of directors, and entrenches the Company’s incumbent directors. Both complaints further allege that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties. The Pontiac General complaint seeks a declaration that demands the Board of Directors to invalidate the challenged change of control provision would be futile. Both complaints seek a declaratory judgment that the Company’s directors breached their fiduciary duties, that Bank of America aided and abetted this breach, and that the challenged change of control provision is invalid, unenforceable, and severable; a permanent injunction against enforcement of the challenged provision by Bank of America; and attorneys’ fees and other costs.

Both of these actions were consolidated under the caption In re MGM Resorts International Litigation (Case No. 10290).  Plaintiffs designated the complaint in the Pontiac General action as their operative complaint and agreed to a voluntary dismissal of three directors named in the Stumpf complaint but not the Pontiac General complaint – Mary Chris Gay, William W. Grounds and Gregory M. Spierkel. In December 2014 plaintiffs and the Company agreed to extend deadlines for answers or motions to dismiss the complaint until January 9, 2015. In January 2015 plaintiffs and defendants agreed to extend deadlines for answers to the complaint and objections and responses to plaintiffs’ written document requests until April 7, 2015 to allow the Company and Bank of America to pursue amendment of the Credit Agreement in the second quarter of 2015 in a manner that would moot the action. In our about March 2015, plaintiffs and defendants agreed to an additional extension of the deadline to answer the complaint until April 29, 2015 to permit continued discussions of amendment of the Credit Agreement. On April 28, 2015, the Company informed the Court that it had reached agreement with Bank of America to remove the entirety of the provision challenged by plaintiffs from the Credit Agreement, that plaintiffs’ lawsuit would be mooted once the amendment was approved by a majority of the Company’s lenders under the Credit Agreement, and that Bank of America had commenced the solicitation of those lenders. On April 29, 2015, defendants answered the complaint, denying all allegations of wrongdoing. On May 4, 2015 the Company received approval from a majority of its lenders and executed the amendment to the Credit Agreement. Plaintiffs have informed the Company’s counsel that in the event their claims are mooted plaintiffs will seek an award of attorneys’ fees.

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

In September 2013, the court denied defendants’ motion to dismiss plaintiffs’ amended complaint. Defendants answered the amended complaint, the court entered a scheduling order and discovery is proceeding. Plaintiffs filed a motion for class certification in November 2014.  Defendants filed their opposition to class certification in February 2015. The court heard oral argument on the class certification motion on April 21, 2015 and took the matter under advisement. No trial date has been set in this case.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those factors for the three months ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of MGM Resorts International, effective March 19, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2015).
10.1

Employment Agreement, executed as of January 12, 2015, by and between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 7, 2015	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)