Form 10-Q
period 2015-06-30
MGM Resorts International
filed 2015-08-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2015
Common Stock, $.01 par value	563,098,146 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$2,342,340	$1,713,715
Cash deposits - original maturities longer than 90 days	200,205	570,000
Accounts receivable, net	467,960	473,345
Inventories	106,914	104,011
Income tax receivable	12,947	14,675
Prepaid expenses and other	136,656	151,414
Total current assets	3,267,022	3,027,160

Property and equipment, net	14,791,558	14,441,542

Other assets
Investments in and advances to unconsolidated affiliates	1,491,052	1,559,034
Goodwill	2,898,383	2,897,110
Other intangible assets, net	4,256,409	4,364,856
Other long-term assets, net	445,163	412,809
Total other assets	9,091,007	9,233,809
	$27,149,587	$26,702,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174,246	$164,252
Construction payable	203,354	170,439
Deferred income taxes, net	83,310	62,142
Current portion of long-term debt	875,029	1,245,320
Accrued interest on long-term debt	192,357	191,155
Other accrued liabilities	1,262,499	1,574,617
Total current liabilities	2,790,795	3,407,925

Deferred income taxes, net	2,525,636	2,621,860
Long-term debt	12,495,209	12,913,882
Other long-term obligations	156,117	130,570
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	5,000	—
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 563,089,775 and 491,292,117 shares	5,631	4,913
Capital in excess of par value	5,649,288	4,180,922
Retained earnings (accumulated deficit)	159,400	(107,909)
Accumulated other comprehensive income	13,891	12,991
Total MGM Resorts International stockholders' equity	5,828,210	4,090,917
Noncontrolling interests	3,348,620	3,537,357
Total stockholders' equity	9,176,830	7,628,274
	$27,149,587	$26,702,511

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Casino	$1,235,976	$1,475,165	$2,514,478	$3,058,597
Rooms	490,498	463,151	949,923	915,537
Food and beverage	423,183	412,723	807,284	796,115
Entertainment	134,972	138,735	260,940	272,512
Retail	55,482	50,811	100,519	95,427
Other	137,819	134,068	264,369	259,495
Reimbursed costs	103,548	95,745	204,608	190,720
	2,581,478	2,770,398	5,102,121	5,588,403
Less: Promotional allowances	(196,343)	(189,365)	(384,742)	(376,972)
	2,385,135	2,581,033	4,717,379	5,211,431
Expenses
Casino	738,427	916,817	1,521,235	1,907,651
Rooms	142,065	142,413	283,378	276,651
Food and beverage	243,127	241,124	464,648	461,182
Entertainment	104,397	104,761	201,396	203,698
Retail	28,398	26,055	52,494	49,531
Other	95,835	92,077	180,158	179,654
Reimbursed costs	103,548	95,745	204,608	190,720
General and administrative	333,708	327,484	661,881	646,730
Corporate expense	59,602	54,439	109,958	107,790
Preopening and start-up expenses	17,889	9,759	33,760	15,395
Property transactions, net	3,953	33,170	5,542	33,728
Depreciation and amortization	208,565	203,070	414,977	410,725
	2,079,514	2,246,914	4,134,035	4,483,455
Income from unconsolidated affiliates	42,900	20,345	160,281	42,960
Operating income	348,521	354,464	743,625	770,936
Non-operating income (expense)
Interest expense, net of amounts capitalized	(203,245)	(203,936)	(419,507)	(413,323)
Non-operating items from unconsolidated affiliates	(17,766)	(23,996)	(36,777)	(46,211)
Other, net	(4,815)	(309)	(8,305)	(1,743)
	(225,826)	(228,241)	(464,589)	(461,277)
Income before income taxes	122,695	126,223	279,036	309,659
Benefit for income taxes	3,772	51,945	60,077	54,609
Net income	126,467	178,168	339,113	364,268
Less: Net income attributable to noncontrolling interests	(29,008)	(68,160)	(71,804)	(151,608)
Net income attributable to MGM Resorts International	$97,459	$110,008	$267,309	$212,660
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.18	$0.22	$0.51	$0.43
Diluted	$0.17	$0.22	$0.50	$0.42

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$126,467	$178,168	$339,113	$364,268
Other comprehensive income, net of tax:
Foreign currency translation adjustment	608	5,862	3,084	3,102
Other	—	—	(672)	1,250
Other comprehensive income	608	5,862	2,412	4,352
Comprehensive income	127,075	184,030	341,525	368,620
Less: Comprehensive income attributable to noncontrolling interests	(29,305)	(71,023)	(73,316)	(153,228)
Comprehensive income attributable to MGM Resorts International	$97,770	$113,007	$268,209	$215,392

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$339,113	$364,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,977	410,725
Amortization of debt discounts, premiums and issuance costs	19,514	18,728
Loss on retirement of long-term debt	1,924	—
Provision for doubtful accounts	35,628	24,294
Stock-based compensation	20,936	16,600
Property transactions, net	5,542	33,728
(Income) loss from unconsolidated affiliates	(122,061)	3,371
Distributions from unconsolidated affiliates	7,814	7,260
Deferred income taxes	(80,688)	(1,602)
Change in operating assets and liabilities:
Accounts receivable	(30,117)	(9,964)
Inventories	(2,897)	5,391
Income taxes receivable and payable, net	3,838	18,005
Prepaid expenses and other	(10,038)	(2,605)
Prepaid Cotai land concession premium	(11,213)	(11,206)
Accounts payable and accrued liabilities	(156,291)	(78,514)
Other	11,288	5,145
Net cash provided by operating activities	447,269	803,624
Cash flows from investing activities
Capital expenditures, net of construction payable	(594,041)	(370,248)
Dispositions of property and equipment	259	412
Proceeds from sale of assets held for sale	19,797	—
Investments in and advances to unconsolidated affiliates	(176,679)	(53,750)
Distributions from unconsolidated affiliates in excess of cumulative earnings	202,136	790
Investments in treasury securities - maturities longer than 90 days	—	(93,137)
Proceeds from treasury securities - maturities longer than 90 days	—	111,238
Investments in cash deposits - maturities longer than 90 days	(200,205)	—
Proceeds from cash deposits - maturities longer than 90 days	570,000	—
Other	1,854	2,535
Net cash used in investing activities	(176,879)	(402,160)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,046,508)	(1,737,750)
Borrowings under bank credit facilities – maturities longer than 90 days	3,416,875	3,451,875
Repayments under bank credit facilities – maturities longer than 90 days	(1,710,625)	(1,728,125)
Retirement of senior notes	(504)	(508,900)
Debt issuance costs	(45,639)	—
Distributions to noncontrolling interest owners	(264,454)	(314,447)
Proceeds from issuance of redeemable noncontrolling interest	5,000	—
Other	(286)	(2,173)
Net cash provided by (used in) financing activities	353,859	(839,520)
Effect of exchange rate on cash	714	(476)
Cash and cash equivalents
Net increase (decrease) for the period	624,963	(438,532)
Change in cash related to assets held for sale	3,662	—
Balance, beginning of period	1,713,715	1,803,669
Balance, end of period	$2,342,340	$1,365,137
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$398,791	$391,976
Federal, state and foreign income taxes paid, net of refunds	21,963	8,508
Non-cash investing and financing activities
Conversion of convertible senior notes to equity	$1,449,499	$—
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	(8,198)	42,922

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. In July 2015, the Company entered into an agreement to sell Circus Circus Reno in Reno, Nevada, as discussed in Note 3. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise also has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with approximately 1,500 hotel rooms, and up to 500 gaming tables and 1,500 slots. The total estimated project budget is $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

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

The Company owns 50% of the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. In July 2015, the Company entered an agreement to sell its 50% interest in Silver Legacy, located in Reno, Nevada. See Note 4 for additional information regarding the Company’s investments in unconsolidated affiliates.

The Company has entered into management agreements for future non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, the Company and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. Upon formation, the Company contributed its management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) under development to MGM Hakkasan. In May 2015, the Company and the Hakkasan Group mutually agreed to terminate MGM Hakkasan and the brand license from Hakkasan Group. The Company will continue to develop these projects under its brands through MGM Hospitality (a wholly-owned subsidiary). Additionally, the Company will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including MGM Grand Sanya.

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

The Company’s subsidiary that will develop MGM Springfield was awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on 14.5 acres of land in downtown Springfield, Massachusetts. The expected cost to develop and construct MGM Springfield is $760 million, excluding capitalized interest and land related costs. The Company expects the resort will include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 90,000 square feet of retail and restaurant space; 45,000 square feet of meeting and event space; and a 3,500-space parking garage.

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

The consolidated financial statements have been retroactively adjusted to reflect the Company’s investment in Borgata under the equity method for all periods presented in this quarterly report. The impact of the retroactive adjustments on net income for the three and six months ended June 30, 2014 was an increase of $4 million and a decrease of $1 million, respectively.

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

Property and equipment. As of June 30, 2015, the Company had accrued $12 million for property and equipment within “Accounts payable” and $33 million related to construction retention in “Other long-term obligations.” In addition, during the six months ended June 30, 2015, the Company entered into capital leases with obligations of $12 million.

Goodwill and other intangible assets.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. Due to a significant decrease in MGM China’s cash flows as well as a decline in the market capitalization of MGM China relative to its net book value, the Company performed an interim impairment test of goodwill related to the MGM China reporting unit in the second quarter of 2015.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the reporting unit’s peer group.  If the carrying value of the reporting unit exceeds its fair value, an indication of impairment exists and the Company must proceed to measure an impairment loss, if any.  In measuring an impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value.

The results of the Company’s interim impairment test indicated the fair value of the MGM China reporting unit exceeded its carrying value by 9%. Therefore, the Company concluded that the carrying value of goodwill of $2.8 billion related to MGM China was not impaired based on the interim test. The Company will continue to monitor the results of this reporting unit.

Redeemable noncontrolling interest. In April 2015, MGM National Harbor issued non-voting membership interests in MGM National Harbor (“Membership Interests”) to Radio One, Inc. (“Radio One”), a noncontrolling interest party, for a purchase price of $5 million. In addition, Radio One was given the right to make one additional capital contribution of up to $35 million prior to July 1, 2016 for the purchase of additional Membership Interests.

The Membership Interests provide for annual preferred distributions by MGM National Harbor to Radio One based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions will begin within ninety days after the end of the fiscal year in which the opening date of MGM National Harbor occurs, and after the end of each subsequent fiscal year. Also, beginning on the third anniversary of the last day of the calendar quarter in which the opening date of MGM National Harbor occurs (and on each subsequent anniversary thereof) Radio One will have the ability to require the Company to purchase all or a portion of its Membership Interests for a purchase price that is based on a contractually agreed upon formula.  Radio One also has the right to sell back all or a portion of its Membership Interest prior to such date if MGM National Harbor were to guarantee or grant liens to secure any indebtedness of the Company other than the indebtedness of MGM National Harbor.

The Company has recorded the Membership Interests as “Redeemable noncontrolling interest” in the mezzanine section of the accompanying consolidated balance sheets and not stockholders’ equity because their redemption is not exclusively in the Company’s control.  Membership Interests are initially accounted for at fair value. Subsequently, the Company will recognize changes in the redemption value as they occur and adjust the carrying amount of the redeemable noncontrolling interests to equal the maximum redemption value, provided such amount does not fall below the initial carrying value, at the end of each reporting period.  The Company will reflect any changes caused by such an adjustment in retained earnings.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (3.1)% and (21.5)% for the three and six months ended June 30, 2015, respectively.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. As of December 31, 2014, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeded the scheduled future reversal of existing U.S. federal deductible temporary differences.  Consequently, the Company no longer applies a valuation allowance against its domestic deferred tax assets other than its foreign tax credit deferred tax asset.

The Company generates significant excess foreign tax credits each year that are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau.  Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues and the Company continues to receive distributions from MGM China, the Company expects that it will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset.  Furthermore, the Company does not rely on future U.S. source operating income in assessing future foreign tax credit realization due to its history of recent losses in the U.S. and therefore only relies on U.S. federal taxable temporary differences that it expects will reverse during the 10-year foreign tax credit carryover period.

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

The Company projects that it will be able to realize a benefit and, hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $181 million as of December 31, 2015 and has reflected this assumption in its annual effective tax rate for 2015.  During the three and six months ended June 30, 2015, the Company reassessed the foreign tax credit valuation allowance as a result of the continued decline in market conditions in Macau.  The valuation allowance was increased by $71 million and $82 million, respectively, of which $30 million and $40 million was recorded as a direct reduction in income tax benefit during the three and six months ended June 30, 2015, respectively, with the remainder impacting the effective tax rate for 2015.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

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

NOTE 3 — ASSETS HELD FOR SALE

On April 1, 2015, the Company closed the sale of Railroad Pass.  At closing, the Company received $8 million in cash proceeds. The assets and liabilities of Railroad Pass were classified as held for sale as of December 31, 2014. At December 31, 2014, assets held for sale of $9 million, comprised predominantly of property and equipment, were classified within “Prepaid expenses and other” and liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, were classified within “Other accrued liabilities.”

On April 30, 2015, the Company closed the sale of Gold Strike and related assets in Jean, Nevada. At closing, the Company received $12 million in cash proceeds. The assets and liabilities of Gold Strike were classified as held for sale as of December 31, 2014. At December 31, 2014, assets held for sale of $14 million, comprised predominantly of property and equipment, were classified within “Prepaid expenses and other” and liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, were classified within “Other accrued liabilities.”

Railroad Pass and Gold Strike were not classified as discontinued operations because the Company concluded that the sales will not have a major effect on the Company’s operations or its financial results and they do not represent a disposal of a major geographic segment or product line.

On July 7, 2015, the Company entered into an agreement with Eldorado Resorts, Inc. to sell Circus Circus Reno, as well as the Company’s 50% interest in Silver Legacy and associated real property, for total consideration of $73 million plus Circus Circus Reno’s working capital. The Company allocated $20 million of the $73 million to Circus Circus Reno in accordance with the purchase and sale agreement. The sale is contingent upon regulatory approvals and other customary closing conditions.  The carrying value of the Circus Circus Reno assets and liabilities to be sold of $28 million and $8 million, respectively, were not classified as held for sale as of June 30, 2015. Circus Circus Reno will not be classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line. See Note 4 for further discussion of the sale of the Company’s 50% investment in Silver Legacy.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2015	2014

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,118,691	$1,221,306
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	139,026	141,162
Marina District Development Company – Borgata (50%)	120,408	109,252
Other	112,927	87,314
	$1,491,052	$1,559,034

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Income from unconsolidated affiliates	$42,900	$20,345	$160,281	$42,960
Preopening and start-up expenses	(770)	(101)	(1,443)	(120)
Non-operating items from unconsolidated affiliates	(17,766)	(23,996)	(36,777)	(46,211)
	24,364	(3,752)	122,061	(3,371)

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Current assets	$354,211	$561,904
Property and other assets, net	7,766,755	7,883,709
Current liabilities	274,216	508,168
Long-term debt and other long-term obligations	1,553,233	1,552,913
Equity	6,293,517	6,384,532

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net revenues	$321,982	$319,875	$640,221	$656,292
Operating expenses	(299,769)	(344,710)	(436,402)	(676,164)
Operating income	22,213	(24,835)	203,819	(19,872)
Non-operating expenses	(18,059)	(26,953)	(36,064)	(52,118)
Net income (loss)	$4,154	$(51,788)	$167,755	$(71,990)

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

Grand Victoria

At June 30, 2014, the Company recorded an impairment charge of $29 million on its investment in Grand Victoria based on the then estimated fair value of $140 million for its 50% interest.

Silver Legacy

As discussed in Note 3, the Company entered into an agreement to sell its 50% interest in Silver Legacy and associated real property for approximately $53 million. The carrying value of the Company’s 50% interest in Silver Legacy and the associated real property was $33 million as of June 30, 2015.  The Company’s investment in Silver Legacy was not classified as held for sale as of June 30, 2015 and will not be classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

Las Vegas Arena

See Note 6 for discussion of the Company’s joint and several completion and repayment guarantees and equity contribution commitments related to the Las Vegas Arena.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014

	(In thousands)
Senior credit facility:
$2,730 million ($2,744 million at December 31, 2014) term loans, net	$2,724,669	$2,738,118
MGM Grand Paradise credit facility:
Term loans	630,829	553,177
Revolving loans	597,287	—
$1,450 million 4.25% convertible senior notes, due 2015, net	—	1,451,405
$875 million 6.625% senior notes, due 2015, net	875,029	875,370
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	498,477	497,955
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	469,763	468,949
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023, net	1,250,698	1,250,742
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	13,370,238	14,159,202
Less: Current portion	(875,029)	(1,245,320)
	$12,495,209	$12,913,882

As of June 30, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. The Company excluded from the June 30, 2015 current portion of long-term debt the amount available for refinancing under its revolving credit facility, with the exception that all of its $875 million of senior notes were classified as current because the Company used cash to repay such notes at maturity in July 2015. At December 31, 2014, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities, convertible senior notes and senior notes. The Company excluded from the December 31, 2014 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At June 30, 2015, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.02 billion term loan A facility and a $1.71 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of June 30, 2015). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million and $14 million in the three and six months ended June 30, 2015, respectively, in accordance with the scheduled amortization. The Company had $1.1 billion of available borrowing capacity under its senior credit facility at June 30, 2015. At June 30, 2015, the interest rate on the term loan A was 2.9% and the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA (as defined in the senior credit facility) and limits the ability of the Restricted Group to make capital expenditures and investments. As of June 30, 2015, the Restricted Group was required to maintain a minimum EBITDA of $1.25 billion. The minimum EBITDA requirement increases to $1.30 billion for September 30, 2015 and December 31, 2015 and to $1.35 billion for March 31, 2016 and June 30, 2016, with periodic increases thereafter. EBITDA for the trailing four quarters ended June 30, 2015, calculated in accordance with the terms of the senior credit facility (which includes cash distributions from unconsolidated affiliates, such as the CityCenter dividend), was $1.59 billion. The senior credit facility limits the Restricted Group to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Restricted Group’s total capital expenditures allowable under the senior credit facility for fiscal year 2015, after giving effect to unused amounts from 2014, was $794 million. In addition, the senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. As of June 30, 2015, the Restricted Group was within the limit of capital expenditures and other investments for the 2015 calendar year.

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

MGM Grand Paradise credit facility. In June 2015, MGM China and MGM Grand Paradise, as co-borrowers, entered into a second amended and restated credit facility which consists of $1.55 billion of term loans and a $1.45 billion revolving credit facility. The term of the original facilities was extended for an eighteen month period to April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM Grand Paradise credit facility bears interest at a fluctuating rate per annum based on HIBOR plus a margin, initially set for a six month period at 1.75% per annum, but thereafter will range between 1.375% and 2.50% based on MGM China’s leverage ratio. The MGM Grand Paradise credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility.

As of June 30, 2015, $631 million of term loans and $597 million of revolving loans were outstanding under the MGM Grand Paradise credit facility. In July 2015, MGM China repaid the full amount of revolving loans outstanding and borrowed the remaining capacity under the term loan facility for total term loans outstanding of $1.55 billion. At June 30, 2015, the interest rate on the term loans and outstanding revolving loans was 1.99%.

The MGM Grand Paradise credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at June 30, 2015.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2015 was $13.9 billion. At December 31, 2014, the estimated fair value of the Company’s long-term debt was $15.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which was collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. As of June 30, 2015, the Company had funded $888 million under the completion guarantee. During the first quarter of 2015, the Company fulfilled its remaining significant obligations under the completion guarantee in conjunction with the resolution of the Perini litigation and related settlement agreements. In June 2015, the completion guarantee was terminated and the collateral assets securing such completion guarantee were released.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of June 30, 2015, MGM China had paid $115 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” In July 2015, MGM China paid the fifth semi-annual installment of $15 million under the land concession contract. Including interest on the three remaining semi-annual installments, MGM China has approximately $44 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Las Vegas Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for the $75 million term loan B (subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). Additionally, in conjunction with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG have pledged to contribute equal amounts totaling $175 million for construction, of which $143 million has been contributed as of June 30, 2015.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At June 30, 2015, the Company had provided $52 million of letters of credit. MGM Grand Paradise’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At June 30, 2015, MGM China had provided approximately $39 million of guarantees under its credit facility.

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

NOTE 7 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International - basic	$97,459	$110,008	$267,309	$212,660
Interest on convertible debt, net of tax	(1,095)	2,103	18,872	4,298
Potentially dilutive effect due to MGM China Share Option Plan	—	(84)	(7)	(213)
Net income attributable to MGM Resorts International - diluted	$96,364	$112,027	$286,174	$216,745
Denominator:
Weighted-average common shares outstanding - basic	551,358	490,786	521,556	490,692
Potential dilution from share-based awards	5,890	6,436	5,863	6,446
Potential dilution from assumed conversion of convertible debt	12,866	16,149	45,280	16,149
Weighted-average common and common equivalent shares - diluted	570,114	513,371	572,699	513,287
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	4,449	2,534	4,538	2,580

Potential dilution from the assumed conversion of convertible debt for the three and six months ended June 30, 2015 included the weighted average impact of the convertible senior notes for the period from January 1, 2015 to the date of conversion on April 15, 2015. Additionally, potential dilution from the assumed conversion of convertible debt for the three and six months ended June 30, 2015 did not take into consideration the 6 million shares received pursuant to the capped call transactions as discussed in Note 5, as the effect would be antidilutive. For the three and six months ended June 30, 2014, potential dilution from the assumed conversion of convertible debt relates to the $300 million 4.25% senior convertible notes issued in June 2011. The $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the three and six months ended June 30, 2014 calculation of diluted earnings per share as their effect was antidilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests, and a $120 million final dividend in June 2015, of which $61 million remained within the consolidated entity and $59 million was distributed to noncontrolling interests.

MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests, and a $127 million final dividend in June 2014, of which $65 million remained within the consolidated entity and $62 million was distributed to noncontrolling interests.

On August 4, 2015, MGM China’s board of directors announced an interim dividend of $77 million, which will be paid to shareholders of record as of August 24, 2015 and distributed on or about August 31, 2015. The Company will receive $39 million, representing its 51% share of the dividend.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2015:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2015	$4,090,917	$3,537,357	$7,628,274
Net income	267,309	71,804	339,113
Currency translation adjustment	1,572	1,512	3,084
Other comprehensive loss from unconsolidated affiliate, net	(672)	—	(672)
Stock-based compensation	18,385	2,609	20,994
Tax effect of stock-based compensation	(3,176)	—	(3,176)
Issuance of common stock pursuant to stock-based compensation awards	(493)	—	(493)
Issuance of common stock pursuant to conversion of notes	1,449,496	—	1,449,496
Cash distributions to noncontrolling interest owners	—	(264,662)	(264,662)
Issuance of performance share units	4,872	—	4,872
Balances, June 30, 2015	$5,828,210	$3,348,620	$9,176,830

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International by component are as follows:

	Currency
	Translation	Other
	Adjustment	Adjustments	Total

	(In thousands)
Balances, January 1, 2015	$12,319	$672	$12,991
Current period other comprehensive income (loss)	1,572	(672)	900
Balances, June 30, 2015	$13,891	$—	$13,891

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of June 30, 2015, the Company had an aggregate of 24 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2015 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	16,176	$15.27
Granted	12	20.03
Exercised	(272)	14.30
Forfeited or expired	(1,279)	34.95
Outstanding at June 30, 2015	14,637	13.62
Exercisable at June 30, 2015	9,581	11.47

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2015	1,358	$18.27	1,455	$15.14	$20.48
Granted	60	20.05	—	—	—
Vested	(54)	12.61	—	—	—
Forfeited	(44)	17.86	—	—	—
Nonvested at June 30, 2015	1,320	18.59	1,455	15.14	20.48

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price
Outstanding at January 1, 2015	265	$31.72
Granted	229	25.91
Outstanding at June 30, 2015	494	29.03

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

MGM China Share Option Plan. As of June 30, 2015, MGM China had an aggregate of 326 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the six months ended June 30, 2015 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	35,058	$2.85
Granted	14,936	1.86
Forfeited or expired	(135)	2.83
Outstanding at June 30, 2015	49,859	2.55
Exercisable at June 30, 2015	18,508	2.37

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Compensation cost:
Omnibus Plan	$7,727	$6,695	$15,669	$13,697
MGM China Plan	2,565	1,976	5,325	3,437
Total compensation cost	10,292	8,671	20,994	17,134
Less: Reimbursed costs and capitalized cost	(301)	(266)	(591)	(534)
Compensation cost after reimbursed costs and capitalized cost	9,991	8,405	20,403	16,600
Less: Related tax benefit	(2,554)	(2,209)	(5,188)	(4,526)
Compensation cost, net of tax benefit	$7,437	$6,196	$15,215	$12,074

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Grand Victoria investment impairment charge	$—	$28,789	$—	$28,789
Other property transactions, net	3,953	4,381	5,542	4,939
	$3,953	$33,170	$5,542	$33,728

See Note 4 for discussion of the Grand Victoria investment impairment charge in 2014. Other property transactions, net for the three and six months ended June 30, 2015 and 2014 includes miscellaneous asset disposals and demolition costs.

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

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,705,480	$1,639,270	$3,283,375	$3,209,504
MGM China	556,859	827,928	1,186,946	1,769,376
Reportable segment net revenues	2,262,339	2,467,198	4,470,321	4,978,880
Corporate and other	122,796	113,835	247,058	232,551
	$2,385,135	$2,581,033	$4,717,379	$5,211,431
Adjusted Property EBITDA
Wholly owned domestic resorts	$458,063	$414,398	$847,942	$817,244
MGM China	132,217	210,488	280,673	451,213
Reportable segment Adjusted Property EBITDA	590,280	624,886	1,128,615	1,268,457

Other operating income (expense)
Corporate and other, net	(11,352)	(24,423)	69,289	(37,673)
Preopening and start-up expenses	(17,889)	(9,759)	(33,760)	(15,395)
Property transactions, net	(3,953)	(33,170)	(5,542)	(33,728)
Depreciation and amortization	(208,565)	(203,070)	(414,977)	(410,725)
Operating income	348,521	354,464	743,625	770,936
Non-operating income (expense)
Interest expense, net of amounts capitalized	(203,245)	(203,936)	(419,507)	(413,323)
Non-operating items from unconsolidated affiliates	(17,766)	(23,996)	(36,777)	(46,211)
Other, net	(4,815)	(309)	(8,305)	(1,743)
	(225,826)	(228,241)	(464,589)	(461,277)
Income before income taxes	122,695	126,223	279,036	309,659
Benefit for income taxes	3,772	51,945	60,077	54,609
Net income	126,467	178,168	339,113	364,268
Less: Net income attributable to noncontrolling interests	(29,008)	(68,160)	(71,804)	(151,608)
Net income attributable to MGM Resorts International	$97,459	$110,008	$267,309	$212,660

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho, Pansy Catilina Chiu King indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $52 million in 2015 with a 20% increase per annum during the agreement term. During the three and six months ended June 30, 2015, MGM China incurred total license fees of $10 million and $21 million, respectively. During the three and six months ended June 30, 2014, MGM China incurred total license fees of $14 million and $31 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $27 million in 2015, which will increase by 10% per annum for each year during the term of the agreement. During the six months ended June 30, 2015, MGM China paid $10 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation. No fee was paid during the six months ended June 30, 2014.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino resort in Springfield, Massachusetts), and each of their respective subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, are presented below.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$1,673,920	$867,066	$726,554	$(518)	$3,267,022
Property and equipment, net	—	12,391,970	2,411,560	(11,972)	14,791,558
Investments in subsidiaries	20,730,688	3,679,694	—	(24,410,382)	—
Investments in and advances to unconsolidated affiliates	—	1,458,850	7,202	25,000	1,491,052
Intercompany accounts	—	2,849,897	—	(2,849,897)	—
Other non-current assets	127,938	419,813	7,052,204	—	7,599,955
	$22,532,546	$21,667,290	$10,197,520	$(27,247,769)	$27,149,587
Current liabilities	$1,174,019	$962,594	$654,700	$(518)	$2,790,795
Intercompany accounts	2,465,742	—	384,155	(2,849,897)	—
Deferred income taxes, net	2,216,466	—	309,170	—	2,525,636
Long-term debt	10,813,770	4,837	1,676,602	—	12,495,209
Other long-term obligations	34,339	70,086	51,692	—	156,117
Total liabilities	16,704,336	1,037,517	3,076,319	(2,850,415)	17,967,757
Redeemable Noncontrolling Interest	–	–	5,000	–	5,000
MGM Resorts stockholders' equity	5,828,210	20,629,773	3,767,581	(24,397,354)	5,828,210
Noncontrolling interests	—	—	3,348,620	—	3,348,620
Total stockholders' equity	5,828,210	20,629,773	7,116,201	(24,397,354)	9,176,830
	$22,532,546	$21,667,290	$10,197,520	$(27,247,769)	$27,149,587

	At December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$1,390,806	$868,688	$768,335	$(669)	$3,027,160
Property and equipment, net	—	12,445,086	2,008,428	(11,972)	14,441,542
Investments in subsidiaries	20,430,160	3,896,365	—	(24,326,525)	—
Investments in and advances to unconsolidated affiliates	—	1,526,446	7,588	25,000	1,559,034
Intercompany accounts	—	2,175,091	—	(2,175,091)	—
Other non-current assets	141,035	414,801	7,118,939	—	7,674,775
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511
Current liabilities	$1,680,319	$953,179	$775,097	$(670)	$3,407,925
Intercompany accounts	1,932,780	—	242,311	(2,175,091)	—
Deferred income taxes, net	2,312,828	—	309,032	—	2,621,860
Long-term debt	11,907,534	4,837	1,001,511	—	12,913,882
Other long-term obligations	37,623	58,016	34,931	—	130,570
Total liabilities	17,871,084	1,016,032	2,362,882	(2,175,761)	19,074,237
MGM Resorts stockholders' equity	4,090,917	20,310,445	4,003,051	(24,313,496)	4,090,917
Noncontrolling interests	—	—	3,537,357	—	3,537,357
Total stockholders' equity	4,090,917	20,310,445	7,540,408	(24,313,496)	7,628,274
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,687,721	$698,125	$(711)	$2,385,135
Equity in subsidiaries' earnings	300,435	47,659	—	(348,094)	—
Expenses
Casino and hotel operations	1,506	994,001	461,001	(711)	1,455,797
General and administrative	1,039	276,895	55,774	—	333,708
Corporate expense	20,577	39,066	(41)	—	59,602
Preopening and start-up expenses	—	1,326	16,563	—	17,889
Property transactions, net	—	3,456	497	—	3,953
Depreciation and amortization	—	132,239	76,326	—	208,565
	23,122	1,446,983	610,120	(711)	2,079,514
Income from unconsolidated affiliates	—	43,481	(581)	—	42,900
Operating income (loss)	277,313	331,878	87,424	(348,094)	348,521
Interest expense, net of amounts capitalized	(196,573)	(263)	(6,409)	—	(203,245)
Other, net	9,545	(18,414)	(13,712)	—	(22,581)
Income (loss) before income taxes	90,285	313,201	67,303	(348,094)	122,695
Benefit (provision) for income taxes	7,174	(2,811)	(591)	—	3,772
Net income (loss)	97,459	310,390	66,712	(348,094)	126,467
Less: Net income attributable to noncontrolling interests	—	—	(29,008)	—	(29,008)
Net income (loss) attributable to MGM Resorts International	$97,459	$310,390	$37,704	$(348,094)	$97,459
Net income (loss)	$97,459	$310,390	$66,712	$(348,094)	$126,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	311	311	608	(622)	608
Other comprehensive income (loss)	311	311	608	(622)	608
Comprehensive income (loss)	97,770	310,701	67,320	(348,716)	127,075
Less: Comprehensive income attributable to noncontrolling interests	—	—	(29,305)	—	(29,305)
Comprehensive income (loss) attributable to MGM Resorts International	$97,770	$310,701	$38,015	$(348,716)	$97,770

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$3,257,003	$1,461,810	$(1,434)	$4,717,379
Equity in subsidiaries' earnings	628,201	92,625	—	(720,826)	—
Expenses
Casino and hotel operations	3,006	1,931,440	974,905	(1,434)	2,907,917
General and administrative	2,240	546,449	113,192	—	661,881
Corporate expense	36,093	74,270	(405)	—	109,958
Preopening and start-up expenses	—	2,243	31,517	—	33,760
Property transactions, net	—	4,713	829	—	5,542
Depreciation and amortization	—	260,057	154,920	—	414,977
	41,339	2,819,172	1,274,958	(1,434)	4,134,035
Income from unconsolidated affiliates	—	160,746	(465)	—	160,281
Operating income (loss)	586,862	691,202	186,387	(720,826)	743,625
Interest expense, net of amounts capitalized	(407,650)	(551)	(11,306)	—	(419,507)
Other, net	22,424	(39,152)	(28,354)	—	(45,082)
Income (loss) before income taxes	201,636	651,499	146,727	(720,826)	279,036
Benefit (provision) for income taxes	65,673	(4,497)	(1,099)	—	60,077
Net income (loss)	267,309	647,002	145,628	(720,826)	339,113
Less: Net income attributable to noncontrolling interests	—	—	(71,804)	—	(71,804)
Net income (loss) attributable to MGM Resorts International	$267,309	$647,002	$73,824	$(720,826)	$267,309
Net income (loss)	$267,309	$647,002	$145,628	$(720,826)	$339,113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,572	1,572	3,084	(3,144)	3,084
Other	(672)	(672)	—	672	(672)
Other comprehensive income (loss)	900	900	3,084	(2,472)	2,412
Comprehensive income (loss)	268,209	647,902	148,712	(723,298)	341,525
Less: Comprehensive income attributable to noncontrolling interests	—	—	(73,316)	—	(73,316)
Comprehensive income (loss) attributable to MGM Resorts International	$268,209	$647,902	$75,396	$(723,298)	$268,209

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(400,538)	$672,429	$175,378	$—	$447,269
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(204,787)	(389,254)	—	(594,041)
Dispositions of property and equipment	—	182	77	—	259
Proceeds from sale of assets held for sale	—	19,797	—	—	19,797
Investments in and advances to unconsolidated affiliates	(141,230)	(35,449)	—	—	(176,679)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	202,136	—	—	202,136
Investments in cash deposits - maturities longer than 90 days	(200,205)	—	—	—	(200,205)
Proceeds from cash deposits - maturities longer than 90 days	570,000	—	—	—	570,000
Intercompany accounts	—	(674,807)	—	674,807	—
Other	—	(3,744)	5,598	—	1,854
Net cash provided by (used in) investing activities	228,565	(696,672)	(383,579)	674,807	(176,879)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(1,270,250)	—	223,742	—	(1,046,508)
Borrowings under bank credit facilities - maturities longer than 90 days	2,516,875	—	900,000	—	3,416,875
Repayments under bank credit facilities - maturities longer than 90 days	(1,260,625)	—	(450,000)	—	(1,710,625)
Retirement of senior notes	(504)	—	—	—	(504)
Debt issuance costs	—	—	(45,639)	—	(45,639)
Intercompany accounts	841,658	11,271	(178,122)	(674,807)	—
Distributions to noncontrolling interest owners	—	—	(264,454)	—	(264,454)
Proceeds from issuance of redeemable noncontrolling interest	—	—	5,000	—	5,000
Other	(286)	(3)	3	—	(286)
Net cash provided by (used in) financing activities	826,868	11,268	190,530	(674,807)	353,859
Effect of exchange rate on cash	—	—	714	—	714
Cash and cash equivalents
Net increase (decrease) for the period	654,895	(12,975)	(16,957)	—	624,963
Change in cash related to assets held for sale	—	3,662	—	—	3,662
Balance, beginning of period	799,508	255,655	658,552	—	1,713,715
Balance, end of period	$1,454,403	$246,342	$641,595	$—	$2,342,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,617,302	$964,352	$(621)	$2,581,033
Equity in subsidiaries' earnings	254,137	85,446	—	(339,583)	—
Expenses
Casino and hotel operations	1,299	971,928	646,386	(621)	1,618,992
General and administrative	1,134	272,340	54,010	—	327,484
Corporate expense	16,724	36,198	1,517	—	54,439
Preopening and start-up expenses	—	1,015	8,744	—	9,759
Property transactions, net	—	33,044	126	—	33,170
Depreciation and amortization	—	123,853	79,217	—	203,070
	19,157	1,438,378	790,000	(621)	2,246,914
Income from unconsolidated affiliates	—	20,207	138	—	20,345
Operating income (loss)	234,980	284,577	174,490	(339,583)	354,464
Interest expense, net of amounts capitalized	(196,215)	(120)	(7,601)	—	(203,936)
Other, net	16,358	(23,507)	(17,156)	—	(24,305)
Income (loss) before income taxes	55,123	260,950	149,733	(339,583)	126,223
Benefit (provision) for income taxes	54,885	(2,108)	(832)	—	51,945
Net income (loss)	110,008	258,842	148,901	(339,583)	178,168
Less: Net income attributable to noncontrolling interests	—	—	(68,160)	—	(68,160)
Net income (loss) attributable to MGM Resorts International	$110,008	$258,842	$80,741	$(339,583)	$110,008
Net income (loss)	$110,008	$258,842	$148,901	$(339,583)	$178,168
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,999	2,999	5,862	(5,998)	5,862
Other comprehensive income (loss)	2,999	2,999	5,862	(5,998)	5,862
Comprehensive income (loss)	113,007	261,841	154,763	(345,581)	184,030
Less: Comprehensive income attributable to noncontrolling interests	—	—	(71,023)	—	(71,023)
Comprehensive income (loss) attributable to MGM Resorts International	$113,007	$261,841	$83,740	$(345,581)	$113,007

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$3,173,631	$2,039,014	$(1,214)	$5,211,431
Equity in subsidiaries' earnings	556,455	178,815	—	(735,270)	—
Expenses
Casino and hotel operations	2,553	1,893,902	1,373,846	(1,214)	3,269,087
General and administrative	2,246	532,980	111,504	—	646,730
Corporate expense	33,463	69,784	4,543	—	107,790
Preopening and start-up expenses	—	3,006	12,389	—	15,395
Property transactions, net	—	33,538	190	—	33,728
Depreciation and amortization	—	251,928	158,797	—	410,725
	38,262	2,785,138	1,661,269	(1,214)	4,483,455
Income from unconsolidated affiliates	—	42,769	191	—	42,960
Operating income (loss)	518,193	610,077	377,936	(735,270)	770,936
Interest expense, net of amounts capitalized	(397,112)	(224)	(15,987)	—	(413,323)
Other, net	34,948	(46,362)	(36,540)	—	(47,954)
Income (loss) before income taxes	156,029	563,491	325,409	(735,270)	309,659
Benefit (provision) for income taxes	56,631	(467)	(1,555)	—	54,609
Net income (loss)	212,660	563,024	323,854	(735,270)	364,268
Less: Net income attributable to noncontrolling interests	—	—	(151,608)	—	(151,608)
Net income (loss) attributable to MGM Resorts International	$212,660	$563,024	$172,246	$(735,270)	$212,660
Net income (loss)	$212,660	$563,024	$323,854	$(735,270)	$364,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,482	1,482	3,102	(2,964)	3,102
Other	1,250	1,250	—	(1,250)	1,250
Other comprehensive income (loss)	2,732	2,732	3,102	(4,214)	4,352
Comprehensive income (loss)	215,392	565,756	326,956	(739,484)	368,620
Less: Comprehensive income attributable to noncontrolling interests	—	—	(153,228)	—	(153,228)
Comprehensive income (loss) attributable to MGM Resorts International	$215,392	$565,756	$173,728	$(739,484)	$215,392

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(366,066)	$664,206	$480,484	$25,000	$803,624
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(166,418)	(203,830)	—	(370,248)
Dispositions of property and equipment	—	104	308	—	412
Investments in and advances to unconsolidated affiliates	(11,700)	(17,050)	—	(25,000)	(53,750)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	790	—	—	790
Investments in treasury securities - maturities longer than 90 days	—	(93,137)	—	—	(93,137)
Proceeds from treasury securities - maturities longer than 90 days	—	111,238	—	—	111,238
Intercompany accounts	—	(462,037)	—	462,037	—
Other	—	2,535	—	—	2,535
Net cash provided by (used in) investing activities	(11,700)	(623,975)	(203,522)	437,037	(402,160)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,287,750)	—	(450,000)	—	(1,737,750)
Borrowings under bank credit facilities - maturities longer than 90 days	3,001,875	—	450,000	—	3,451,875
Repayments under bank credit facilities - maturities longer than 90 days	(1,728,125)	—	—	—	(1,728,125)
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany accounts	849,275	(38,418)	(348,820)	(462,037)	—
Distributions to noncontrolling interest owners	—	—	(314,447)	—	(314,447)
Other	(1,696)	—	(477)	—	(2,173)
Net cash provided by (used in) financing activities	324,679	(38,418)	(663,744)	(462,037)	(839,520)
Effect of exchange rate on cash	—	—	(476)	—	(476)
Cash and cash equivalents
Net increase (decrease) for the period	(53,087)	1,813	(387,258)	—	(438,532)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669
Balance, end of period	$325,573	$239,270	$800,294	$—	$1,365,137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations from our wholly owned domestic resorts in the second quarter of 2015 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR that outperformed the market.  According to the Las Vegas Convention and Visitors Authority, visitor volume for Las Vegas increased 1%, Las Vegas Strip REVPAR was flat and Las Vegas Strip gaming revenue decreased 1% in the six months ended June 30, 2015.

Gross gaming revenues in the Macau market decreased 37% in the six months ended June 30, 2015 compared to 2014.  We believe operating results have been negatively affected by economic conditions and certain policy initiatives in China, stricter enforcement of entrance into Macau via the use of transit visas as well as a decrease in duration of stay permitted for transit visa holders and the implementation of a full main floor casino smoking ban in October 2014.  The decrease in gross gaming revenues accelerated during the second half of 2014 and has continued into the first half of 2015 as Macau has become an increasingly challenging and competitive market, impacting primarily VIP casino gaming operations, and to a lesser extent main floor operations. According to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals decreased 4% for the six months ended June 30, 2015 compared to the same period in 2014. However, despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring approximately 1,500 hotel rooms, and up to 500 gaming tables and 1,500 slots built on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai is expected to open in the fourth quarter of 2016.

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

We were awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on approximately 14.5 acres of land in downtown Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $760 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 90,000 square feet of retail and restaurant space;

45,000 square feet of meeting and event space; and a 3,500-space parking garage. Construction of MGM Springfield is expected to be completed in late 2018.

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

We have two reportable segments: wholly owned domestic resorts and MGM China.  See Note 11 in the accompanying consolidated financial statements for additional information regarding our segments.

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

We have implemented a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a significant number of opportunities to enhance our business operations.  The plan is expected to result in approximately $300 million of annualized Adjusted EBITDA benefit.  The Profit Growth Plan officially launched in July 2015 and it is expected to begin to show results as early as the second half of 2015 and be fully realized by the end of 2017.

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

Revenues at MGM Macau are generated from three primary customer segments in the Macau gaming market: VIP casino gaming operations, main floor gaming operations, and slot machine operations. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters. Gaming promoters introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. In exchange for their services, gaming promoters are compensated through payment of revenue-sharing arrangements or rolling chip turnover based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. MGM Macau main floor operations primarily consist of walk-in and day trip visitors. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main floor segment have become an increasingly significant portion of total gaming revenues in recent years and we believe this segment represents the most potential for sustainable growth in the future.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Net revenues	$2,385,135	$2,581,033	$4,717,379	$5,211,431
Operating income	348,521	354,464	743,625	770,936

Consolidated net revenue decreased 8% and 9% for the three and six months ended June 30, 2015, respectively, compared to the prior year periods due to a decrease in casino revenue at MGM Macau, partially offset by increases in casino and non-casino revenue at our wholly owned domestic resorts. See below for additional information related to segment revenues.

Consolidated operating income was $349 million for the three months ended June 30, 2015 compared to $354 million for the same period in the prior year.  The current year period was negatively affected by the decrease in operating income at MGM Macau, partially offset by increases in operating income at our wholly owned domestic resorts.  Preopening expense increased in the three months ended June 30, 2015, due primarily to the National Harbor and Springfield projects.  In the prior year quarter, operating income was negatively affected by an impairment charge of $29 million related to our investment in Grand Victoria, recorded in “Property Transactions, net.”

Consolidated operating income was $744 million for the six months ended June 30, 2015 compared to $771 million for the same period in the prior year.  The current year period was negatively affected by the decrease in operating income at MGM Macau, offset by an increase in operating income at our wholly owned domestic resorts. Operating income during the six months ended June 30, 2015 benefitted from an increase in income from unconsolidated affiliates, primarily from CityCenter, which included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Preopening expense increased in the six months ended June 30, 2015 due primarily to the National Harbor and Springfield projects.  Property transactions, net was negatively affected in the prior year period for the Grand Victoria investment impairment charge noted above.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,705,480	$1,639,270	$3,283,375	$3,209,504
MGM China	556,859	827,928	1,186,946	1,769,376
Reportable segment net revenues	2,262,339	2,467,198	4,470,321	4,978,880
Corporate and other	122,796	113,835	247,058	232,551
	$2,385,135	$2,581,033	$4,717,379	$5,211,431
Adjusted EBITDA
Wholly owned domestic resorts	$458,063	$414,398	$847,942	$817,244
MGM China	132,217	210,488	280,673	451,213
Reportable segment Adjusted Property EBITDA	590,280	624,886	1,128,615	1,268,457
Corporate and other	(11,352)	(24,423)	69,289	(37,673)
	$578,928	$600,463	$1,197,904	$1,230,784

Wholly owned domestic resorts. The following table presents detailed net revenues at our wholly owned domestic resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Casino revenue, net
Table games	$239,913	$226,527	$458,567	$459,034
Slots	431,683	416,020	852,804	816,582
Other	17,768	13,872	37,696	32,561
Casino revenue, net	689,364	656,419	1,349,067	1,308,177
Non-casino revenue
Rooms	474,873	447,506	918,457	884,171
Food and beverage	405,124	391,503	768,658	751,616
Entertainment, retail and other	308,765	305,385	582,885	585,259
Non-casino revenue	1,188,762	1,144,394	2,270,000	2,221,046
	1,878,126	1,800,813	3,619,067	3,529,223
Less: Promotional allowances	(172,646)	(161,543)	(335,692)	(319,719)
	$1,705,480	$1,639,270	$3,283,375	$3,209,504

Net revenue for the three months ended June 30, 2015 increased 4% compared to the same period in the prior year, as a result of increases in casino and non-casino revenue. Casino revenue increased 5% in the current year quarter compared to the same period in the prior year, due primarily to a 4% increase in table games volume and a 7% increase in slots volume. Table games hold percentage in the second quarter of 2015 was 21.4% compared to 21.3% in the prior year quarter.

Net revenue for the six months ended June 30, 2015 increased 2% compared to the same period in the prior year, as a result of increases in casino and non-casino revenue. Casino revenue increased 3% for the six months ended June 30, 2015 compared to the same period in the prior year, due primarily to a 6% increase in slots volume. Table games revenue decreased less than 1% for the six months ended June 30, 2015 due to a decrease in table games hold percentage to 20.7% from 21.1% in the prior year period.

Rooms revenue increased 6% in the second quarter of 2015 as a result of a 6% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year. Rooms revenue increased 4% for the six months ended June 30, 2015 as a result of a 4% increase in REVPAR at our Las Vegas Strip resorts. The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Occupancy	96%	96%	93%	94%
Average Daily Rate (ADR)	$150	$141	$151	$144
Revenue per Available Room (REVPAR)	144	135	140	135

Food and beverage revenue for the three and six months ended June 30, 2015 increased 3% and 2%, respectively, compared to the prior year periods as a result of an increase in convention and banquet business, an increase in catering revenue related to closed circuit viewing parties for the Mayweather vs. Pacquiao fight and the opening of several new outlets. Entertainment revenue decreased 3% and 4% for the three and six months ended June 30, 2015, respectively, compared to the prior year periods, due primarily to a decrease in in-house shows.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 11% during the three months ended June 30, 2015 compared to the prior year quarter. Adjusted Property EBITDA margin for the second quarter of 2015 increased by 158 basis points to 26.9% compared to the prior year quarter due to the increase in net revenues as discussed above. Adjusted Property EBITDA at our wholly owned domestic resorts increased 4% during the six months ended June 30, 2015 compared to the prior year period. Adjusted Property EBITDA margin for the six months ended June 30, 2015 increased 36 basis points to 25.8% compared to the prior year period as the increase in net revenues was offset primarily by an increase in payroll and related costs.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Casino revenue, net
VIP table games	$242,350	$427,447	$546,745	$977,385
Main floor table games	249,365	325,291	510,863	627,487
Slots	54,897	66,007	107,803	145,548
Casino revenue, net	546,612	818,745	1,165,411	1,750,420
Non-casino revenue	32,943	35,843	68,225	73,627
	579,555	854,588	1,233,636	1,824,047
Less: Promotional allowances	(22,696)	(26,660)	(46,690)	(54,671)
	$556,859	$827,928	$1,186,946	$1,769,376

For the quarter ended June 30, 2015, net revenue for MGM China decreased 33% compared to the same quarter in the prior year, primarily as a result of a decrease in VIP table games revenue of 43%, as well as a decrease in main floor table games revenue of 23%. VIP table games turnover decreased 54% compared to the prior year quarter, while VIP table games hold percentage increased to 3.2% in the current year quarter from 2.7% in the prior year quarter.

MGM China’s Adjusted EBITDA for the quarter ended June 30, 2015 and 2014 was $132 million and $210 million, respectively. Excluding license fees of $10 million and $14 million for the three months ended June 30, 2015 and 2014, respectively, Adjusted EBITDA decreased 37%. Adjusted EBITDA margin decreased 168 basis points to 23.7% in the current year quarter, and was negatively affected by the decrease in both VIP and main floor table games revenues.

Net revenue for the six months ended June 30, 2015 decreased 33% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 44%, as well as a decrease in main floor table games revenue of 19%. VIP table games turnover decreased 52%, while VIP table games hold percentage increased to 3.3% for the six months ended June 30, 2015 from 2.9% in the prior year period.

MGM China’s Adjusted EBITDA for the six months ended June 30, 2015 and 2014 was $281 million and $451 million, respectively. Excluding license fees of $21 million and $31 million for the six months ended June 30, 2015 and 2014, respectively, Adjusted EBITDA decreased 37%. Adjusted EBITDA margin decreased 185 basis points to 23.6% for the six months ended June 30, 2015, and was negatively affected by the decrease in both VIP and main floor table games revenues.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three and six months ended June 30, 2015 improved due primarily to an increase in our share of operating income from CityCenter, including certain basis difference adjustments, as well as an increase in our share of operating income from Borgata. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Grand Victoria investment impairment charge	$—	$28,789	$—	$28,789
Other property transactions, net	3,953	4,381	5,542	4,939
	$3,953	$33,170	$5,542	$33,728

Other property transactions, net for the three and six months ended June 30, 2015 and 2014 include miscellaneous asset disposals and demolition costs. At June 30, 2014, we recorded an impairment charge of $29 million on our investment in Grand Victoria based on the then estimated fair value of $140 million for our 50% interest.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
CityCenter	$21,515	$(1,055)	$123,116	$12,991
Borgata	15,767	14,477	27,750	18,316
Other	5,618	6,923	9,415	11,653
	$42,900	$20,345	$160,281	$42,960

During September 2014, we resumed accounting for our Borgata investment under the equity method and have adjusted our prior period financial statements retroactively as required by generally accepted accounting principles.  See Note 2 in the accompanying consolidated financial statements for further discussion.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended June 30, 2015 was $22 million. Casino revenues at Aria increased 1%, due to a 7% increase in table games volume, which was partially offset by a lower hold percentage of 21.5% in the current year quarter compared to 23.4% in the prior year quarter. Slots revenue decreased 4% as a result of a decrease in slots hold percentage.  CityCenter’s rooms revenue increased 6% compared to the prior year quarter due to an increase in REVPAR at both Aria and Vdara of 8%. CityCenter’s operating income in the current year quarter benefited from a decrease in depreciation expense of $24 million. In addition, property transactions, net was $1 million compared to $16 million in the prior year quarter. Our share of Borgata’s operating income increased $1 million in the three months ended June 30, 2015 due to an increase in casino and non-casino revenue.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the six months ended June 30, 2015 was $123 million and included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Casino revenues at Aria decreased 5% due to a decrease in table games volume of 3% and a decrease in hold percentage to 22.8% in the six months ended June 30, 2015 compared to 25.2% for the same period in 2014. Rooms revenue at CityCenter increased 4% due to an increase in REVPAR of 6% and 7% at Aria and Vdara, respectively. CityCenter’s operating income for the six months ended June 30, 2015 benefited from a decrease in depreciation expense of $48 million. Our share of Borgata’s operating income increased $9 million for the six months ended June 30, 2015 compared to the same period in 2014 due to an increase in casino and non-casino revenue and a decrease in advertising expense.

Non-operating Results

Interest expense

Gross interest expense increased $8 million and $22 million for the three and six months ended June 30, 2015, respectively, compared to the prior year periods, primarily as a result of an increase in the average debt balance due to the $1.25 billion 6% senior notes issued in November 2014 and the increase in outstanding revolving loans under the MGM Grand Paradise credit facility, partially offset by less interest as a result of the conversion of the $1.45 billion 4.25% convertible senior notes in April 2015. Capitalized interest was $13 million and $24 million during the three and six months ended June 30, 2015, respectively, compared to $4 million and $8 million during the three and six months ended June 30, 2014, respectively.  The increase was due primarily to the MGM Cotai, National Harbor and Springfield projects.

Non-operating items from unconsolidated affiliates

Non-operating expense from unconsolidated affiliates decreased by $6 million and $9 million for the three and six months ended June 30, 2015, respectively, due primarily to a decrease in interest expense at CityCenter.

Income taxes

We recorded income tax benefit of $4 million and $60 million for the three and six months ended June 30, 2015, respectively, compared to an income tax benefit of $52 million and $55 million for the three and six months ended June 30, 2014, respectively.  The income tax benefit for the three and six months ended June 30, 2015 was adversely impacted by additional valuation allowance recorded against the foreign tax credit deferred tax asset while the income tax benefit for the three and six months ended June 30, 2014 was favorably impacted by the settlement of our 2005-2009 IRS audits.  Absent these items, the income tax benefit reflected in our effective tax rate would be higher in 2015 than 2014.  Because we no longer have federal income tax net operating loss carryforwards at December 31, 2014, the amount of foreign tax credits utilized will increase in 2015 compared to 2014, resulting in greater overall income tax benefit in 2015 than in 2014. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance.  See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

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

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Adjusted EBITDA	$578,928	$600,463	$1,197,904	$1,230,784
Preopening and start-up expenses	(17,889)	(9,759)	(33,760)	(15,395)
Property transactions, net	(3,953)	(33,170)	(5,542)	(33,728)
Depreciation and amortization	(208,565)	(203,070)	(414,977)	(410,725)
Operating income	348,521	354,464	743,625	770,936
Non-operating income (expense)
Interest expense, net of amounts capitalized	(203,245)	(203,936)	(419,507)	(413,323)
Other, net	(22,581)	(24,305)	(45,082)	(47,954)
	(225,826)	(228,241)	(464,589)	(461,277)
Income before income taxes	122,695	126,223	279,036	309,659
Benefit for income taxes	3,772	51,945	60,077	54,609
Net income	126,467	178,168	339,113	364,268
Less: Net income attributable to noncontrolling interests	(29,008)	(68,160)	(71,804)	(151,608)
Net income attributable to MGM Resorts International	$97,459	$110,008	$267,309	$212,660

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$81,114	$—	$(13)	$22,702	$103,803
MGM Grand Las Vegas	53,890	—	92	18,668	72,650
Mandalay Bay	39,563	—	897	20,336	60,796
The Mirage	25,706	(4)	1,301	11,096	38,099
Luxor	13,741	—	2	9,585	23,328
New York-New York	22,237	232	—	5,147	27,616
Excalibur	17,999	—	101	3,683	21,783
Monte Carlo	15,630	1	12	6,667	22,310
Circus Circus Las Vegas	7,276	50	—	4,032	11,358
MGM Grand Detroit	36,806	—	—	5,933	42,739
Beau Rivage	15,197	—	—	6,518	21,715
Gold Strike Tunica	8,041	—	9	2,984	11,034
Other resort operations	611	—	—	221	832
Wholly owned domestic resorts	337,811	279	2,401	117,572	458,063
MGM China	57,606	3,770	497	70,344	132,217
Unconsolidated resorts	42,130	770	—	—	42,900
Management and other operations	4,749	277	956	1,913	7,895
	442,296	5,096	3,854	189,829	641,075
Stock compensation	(7,315)	—	—	—	(7,315)
Corporate	(86,460)	12,793	99	18,736	(54,832)
	$348,521	$17,889	$3,953	$208,565	$578,928

	Three Months Ended June 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$94,027	$—	$594	$20,998	$115,619
MGM Grand Las Vegas	34,429	—	207	19,735	54,371
Mandalay Bay	33,524	331	241	18,907	53,003
The Mirage	14,362	22	1,801	12,725	28,910
Luxor	11,734	(3)	1	9,590	21,322
New York-New York	19,755	47	98	4,578	24,478
Excalibur	16,605	—	332	3,769	20,706
Monte Carlo	14,091	464	154	5,290	19,999
Circus Circus Las Vegas	3,308	36	3	3,866	7,213
MGM Grand Detroit	33,804	—	78	5,771	39,653
Beau Rivage	11,476	—	559	6,454	18,489
Gold Strike Tunica	6,651	—	265	3,269	10,185
Other resort operations	(86)	—	(8)	544	450
Wholly owned domestic resorts	293,680	897	4,325	115,496	414,398
MGM China	134,112	2,917	48	73,411	210,488
Unconsolidated resorts	20,244	101	—	—	20,345
Management and other operations	10,054	—	1	2,047	12,102
	458,090	3,915	4,374	190,954	657,333
Stock compensation	(6,393)	—	—	—	(6,393)
Corporate	(97,233)	5,844	28,796	12,116	(50,477)
	$354,464	$9,759	$33,170	$203,070	$600,463

	Six Months Ended June 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$147,451	$—	$184	$45,335	$192,970
MGM Grand Las Vegas	100,616	—	82	37,158	137,856
Mandalay Bay	74,884	—	1,156	38,744	114,784
The Mirage	43,580	50	1,300	23,689	68,619
Luxor	21,503	(1)	52	19,073	40,627
New York-New York	41,909	(75)	264	10,111	52,209
Excalibur	30,908	—	82	7,335	38,325
Monte Carlo	29,944	1	529	11,892	42,366
Circus Circus Las Vegas	11,078	281	—	7,832	19,191
MGM Grand Detroit	64,545	—	—	11,806	76,351
Beau Rivage	27,056	—	—	13,049	40,105
Gold Strike Tunica	16,663	—	9	5,912	22,584
Other resort operations	1,504	—	—	451	1,955
Wholly owned domestic resorts	611,641	256	3,658	232,387	847,942
MGM China	129,972	6,841	829	143,031	280,673
Other unconsolidated resorts	158,838	1,443	—	—	160,281
Management and other operations	18,863	544	956	3,849	24,212
	919,314	9,084	5,443	379,267	1,313,108
Stock compensation	(14,894)	—	—	—	(14,894)
Corporate	(160,795)	24,676	99	35,710	(100,310)
	$743,625	$33,760	$5,542	$414,977	$1,197,904

	Six Months Ended June 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$175,878	$—	$573	$44,317	$220,768
MGM Grand Las Vegas	75,361	197	199	40,847	116,604
Mandalay Bay	67,935	1,133	239	39,696	109,003
The Mirage	36,954	22	1,948	25,405	64,329
Luxor	20,541	—	—	18,759	39,300
New York-New York	40,642	102	342	9,019	50,105
Excalibur	32,060	—	331	7,205	39,596
Monte Carlo	28,105	1,379	157	10,253	39,894
Circus Circus Las Vegas	4,845	36	(8)	7,649	12,522
MGM Grand Detroit	61,458	—	78	11,483	73,019
Beau Rivage	19,642	—	559	12,929	33,130
Gold Strike Tunica	13,016	—	265	6,471	19,752
Other resort operations	(1,855)	—	(8)	1,085	(778)
Wholly owned domestic resorts	574,582	2,869	4,675	235,118	817,244
MGM China	298,701	5,325	(56)	147,243	451,213
Other unconsolidated resorts	42,840	120	—	—	42,960
Management and other operations	27,015	—	1	4,938	31,954
	943,138	8,314	4,620	387,299	1,343,371
Stock compensation	(13,092)	—	—	—	(13,092)
Corporate	(159,110)	7,081	29,108	23,426	(99,495)
	$770,936	$15,395	$33,728	$410,725	$1,230,784

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents and cash deposits at June 30, 2015 were $2.5 billion, which included $522 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $447 million for the six months ended June 30, 2015 compared to cash provided by operating activities of $804 million in the prior year period. Operating cash flows decreased due to a decrease in operating income at MGM China in the current year period, partially offset by an increase in operating income at our wholly owned domestic resorts. Operating cash flows related to MGM China were $129 million for the six months ended June 30, 2015 compared to $453 million in the prior year period, and were also negatively affected by changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We made capital expenditures of $594 million for the six months ended June 30, 2015, of which $251 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China included $228 million related to the construction of MGM Cotai and $22 million related to projects at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $343 million included $128 million and $24 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of The Park entertainment district, and restaurant and entertainment venue remodels. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

For the six months ended June 30, 2014, we made capital expenditures of $370 million, of which $184 million related to MGM China and $14 million related to the construction of MGM National Harbor.  Capital expenditures at MGM China included $170 million related to the construction of MGM Cotai and $14 million related to improvements at MGM Macau.  Capital expenditures at our wholly owned domestic resorts and corporate entities included various room remodels including the Delano rooms at Mandalay Bay and suites at Bellagio, a remodel of the facades of New York-New York and Monte Carlo, restaurant and entertainment venue remodels and costs incurred to relocate and renovate certain corporate offices. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

Investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter pursuant to the completion guarantee and investments in the Las Vegas Arena Company for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, investing activities also included proceeds of $20 million related the sale of Railroad Pass and Gold Strike Jean, $202 million of distributions received from unconsolidated affiliates, which includes a $200 million dividend paid by CityCenter in April 2015, $200 million invested in certificates of deposit with original maturities longer than 90 days and proceeds of $570 million related to the maturity of certificates of deposit with original maturities longer than 90 days. For the six months ended June 30, 2014, investing activities included activity related to the investment of funds held by the trust that held our 50% ownership in Borgata prior to its dissolution in September 2014.

Financing activities. In the six months ended June 30, 2015, we borrowed net debt of $659 million, including $674 million of borrowings under the MGM Grand Paradise credit facility, and we paid $46 million of debt issuance costs related to the refinancing of the MGM Grand Paradise credit facility. During the six months ended June 30, 2014, we repaid net debt of $523 million, which included the repayment of the $509 million 5.875% senior notes at maturity on February 27, 2014.

MGM China paid a $400 million special dividend in March 2015 and a $120 million final dividend in June 2015, of which $196 million and $59 million was distributed to noncontrolling interests, respectively. MGM China paid a $499 million special dividend in March 2014 and a $127 million final dividend in June 2014, of which $245 million and $62 million was distributed to noncontrolling interests, respectively.

Additionally, we received $5 million in the six months ended June 30, 2015 related to proceeds from the issuance of non-voting membership interests in MGM National Harbor.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At June 30, 2015, we had $13.4 billion of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility, and $631 million of term loans and $597 million of revolving loans were outstanding under the $3.0 billion MGM Grand Paradise credit facility. In July 2015, MGM China repaid the full amount of revolving loans outstanding and borrowed the remaining capacity under the term loan facility for total term loans outstanding of $1.55 billion under the MGM Grand Paradise credit facility. In April 2015, substantially all of our $1.45 billion 4.25% convertible senior notes were converted into shares of our common stock. In July 2015, we repaid our $875 million 6.625% senior notes at maturity. We have an estimated $795 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility.

In addition, we expect to make capital investments as described below during the full year 2015. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	$430 million in capital expenditures at our wholly owned domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	$340 million in capital expenditures, including land costs, related to the MGM National Harbor project;

•	$60 million in capital expenditures, including land costs, related to MGM Springfield; and

•	$50 million investment in our Las Vegas Arena project.

During the full year 2015, MGM China expects to spend approximately $60 million in capital improvements at MGM Macau and $800 million on the MGM Cotai project, excluding capitalized interest and land.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of June 30, 2015, MGM China had paid $115 million of the contract premium, including interest due on the semi-annual installments. In July 2015, MGM China paid the fifth semi-annual installment of $15 million under the land concession contract. Including interest on the three remaining semi-annual installments, MGM China has approximately $44 million remaining payable for the land concession contract.

MGM China dividend. On August 4, 2015, MGM China’s board of directors announced an interim dividend of $77 million, which will be paid to shareholders of record as of August 24, 2015 and distributed on or about August 31, 2015. We will receive $39 million, representing our 51% share of the dividend.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates since year end, except as discussed below.

We review goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group.

Due to a significant decrease in MGM China’s cash flows as well as a decline in the market capitalization of MGM China relative to its net book value, we performed an interim impairment test of goodwill related to the MGM China reporting unit in the second quarter of 2015. As of the date we completed our 2015 interim goodwill impairment analysis, the estimated fair value of our MGM China reporting unit exceeded its carrying value by 9%. Therefore, we concluded that goodwill related to the MGM China reporting unit was not impaired based on the interim test. There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. Management makes significant judgments and estimates as part of these analyses. If future operating results of MGM China do not meet current expectations it could cause its carrying value to exceed its fair value in future periods, potentially resulting in a goodwill impairment charge.

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

As of June 30, 2015, variable rate borrowings represented 30% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $27 million based on gross amounts outstanding at June 30, 2015. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $12 million based on amounts outstanding at June 30, 2015. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015

	(In millions)
Fixed-rate	$875	$1,476	$743	$475	$850	$5,004	$9,423	$9,990
Average interest rate	6.6%	8.3%	7.6%	11.9%	8.6%	6.6%	7.4%
Variable rate	$14	$28	$1,057	$333	$2,526	$—	$3,958	$3,943
Average interest rate	3.3%	3.3%	2.9%	2.1%	3.0%	N/A	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of June 30, 2015, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $12 million.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on future projects, such as the Profit Growth Plan, the expected results of the Profit Growth Plan, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, dividends we will receive from MGM China or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder litigation.  Adolf  Stumpf and RoseMarie Stumpf as trustees for the Christine Stumpf Trust v. MGM Resorts International, et al. (Case No. 10262, filed October 21, 2014, Court of Chancery of the State of Delaware), and Pontiac General Employees Retirement System v. Robert H. Baldwin, et al. (Case No. 10290, filed October 28, 2014, Court of Chancery of the State of Delaware).  These two actions were consolidated under the caption In re MGM Resorts International Litigation (Case No. 10290) and the lead plaintiffs designated the complaint in the Pontiac General action as the operative complaint and agreed to a voluntary dismissal of three directors named in the Stumpf complaint but not the Pontiac General complaint – Mary Chris Gay, William W. Grounds and Gregory M. Spierkel. The complaint named members of the Company’s Board of Directors and Bank of America as defendants.  Plaintiffs alleged that they were Company stockholders and that they were acting on behalf of a class including all other Company stockholders.  In the alternative, plaintiffs alleged their claims derivatively on behalf of the Company. Plaintiffs alleged that the Company’s directors breached their fiduciary duties by unjustifiably approving the Company’s Amended and Restated Credit Agreement dated as of December 20, 2012 (the “Credit Agreement” or “Agreement”), which contained what plaintiffs called a “Dead Hand Proxy Put” change of control provision. Plaintiffs asserted that this provision permitted Bank of America, as administrative agent under the Credit Agreement, to declare a default, and accelerate payment of all outstanding debt and interest thereunder, in the event of a change of control (i.e., replacement of a majority of the directors by an actual or threatened proxy fight or consent solicitation) under circumstances specified in the Agreement. Plaintiffs claimed that this provision had a coercive effect on stockholder voting for change on the board of directors, and entrenched the Company’s incumbent directors. The complaint further alleged that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties. The complaint sought a declaration that demand on the Board of Directors to invalidate the challenged change of control provision would have been futile, that the Company’s directors breached their fiduciary duties, that Bank of America aided and abetted this breach, and that the challenged change of control provision is invalid, unenforceable, and severable; a permanent injunction against enforcement of the challenged provision by Bank of America; and attorneys’ fees and other costs.

On April 28, 2015, the Company informed the Court that it had reached agreement with Bank of America to remove the provision challenged by plaintiffs from the Credit Agreement, and that plaintiffs’ lawsuit would be mooted once the amendment was approved by a majority of the Company’s lenders under the Credit Agreement. On April 29, 2015, defendants answered the complaint, denying all allegations of wrongdoing. On May 4, 2015, the Company received approval from a majority of its lenders and executed the amendment to the Credit Agreement. The parties have agreed that the action is moot and the Company has agreed to pay plaintiff’s counsel $500,000 in attorneys’ fees and costs. The amount of this fee was determined by the parties and was not passed upon by the Court. On May 28, 2015, the Court entered an order providing for the dismissal of the action following the publication of notice to the Company’s stockholders, attached as Exhibit 99.1 to this Form 10-Q. Any inquiries regarding the dismissal of this action may be directed to Joel Friedlander, plaintiffs’ counsel at Friedlander & Gorris, P.A. (302) 573-3500, Mark Lebovitch, plaintiffs’ counsel at Bernstein Litowitz Berger & Grossman LLP (212) 554-1400, Peter J. Walsh, the Company’s counsel at Potter Anderson & Corroon LLP (302) 984-6000, or Stephen A. Radin, the Company’s counsel at Weil, Gotshal & Manges LLP (212) 310-8000.

In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the “class period”). In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys’ fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance. The state and federal court derivative actions were dismissed pursuant to defendants’ motions. Only two of these lawsuits remain pending.

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

In July 2015 the lead plaintiffs and defendants agreed in principle to settle the securities cases. Under the proposed settlement, the claims against the Company and the named former and current directors and officers will be dismissed with prejudice and released in exchange for a $75 million cash payment by the Company’s directors and officers liability insurers. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement, notice to the proposed class, and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in these cases against the Company and the individual defendants. In the event that we are unable to execute a final settlement and obtain court approval, we and all other defendants will continue to vigorously defend against the claims asserted in these securities cases.

Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those factors for the six months ended June 30, 2015, except as discussed below.

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval.  As of June 30, 2015, Tracinda Corporation beneficially owned approximately 16% of our outstanding common stock and as a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions.  Upon Mr. Kerkorian’s passing, Tracinda’s position in our common stock became subject to the terms of Mr. Kerkorian’s last will and testament, which provides for an orderly disposition of Tracinda’s position in our common stock. As a result, we expect that Tracinda’s ownership of our common stock will decline in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

10.1

Second Supplemental Agreement, dated June 9, 2015, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., and certain Lenders and Arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2015).

10.2

Amendment No. 1 to the Third Amended and Restated Sponsor Completion Guarantee, dated June 10, 2015, by and among the Company, CityCenter Holdings, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2015).

10.3	Third Amendment to Credit Agreement, dated May 4, 2015, among the Company, MGM Grand Detroit, LLC, the guarantors named therein and Bank of America, N.A., as administrative agent.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Stipulation and Proposed Order of Dismissal, dated May 28, 2015.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 7, 2015	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)