Form 10-Q
period 2015-09-30
MGM Resorts International
filed 2015-11-06
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2015
Common Stock, $.01 par value	563,465,386 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$1,807,795	$1,713,715
Cash deposits - original maturities longer than 90 days	—	570,000
Accounts receivable, net	470,842	473,345
Inventories	100,533	104,011
Income tax receivable	16,054	14,675
Prepaid expenses and other	187,050	151,414
Total current assets	2,582,274	3,027,160

Property and equipment, net	15,014,642	14,441,542

Other assets
Investments in and advances to unconsolidated affiliates	1,536,531	1,559,034
Goodwill	2,898,996	2,897,110
Other intangible assets, net	4,212,660	4,364,856
Other long-term assets, net	435,163	412,809
Total other assets	9,083,350	9,233,809
	$26,680,266	$26,702,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$168,651	$164,252
Construction payable	188,246	170,439
Deferred income taxes, net	89,834	62,142
Current portion of long-term debt	—	1,245,320
Accrued interest on long-term debt	143,361	191,155
Other accrued liabilities	1,362,763	1,574,617
Total current liabilities	1,952,855	3,407,925

Deferred income taxes, net	2,496,294	2,621,860
Long-term debt	12,821,037	12,913,882
Other long-term obligations	165,358	130,570
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	5,000	—
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 563,212,549 and 491,292,117 shares	5,632	4,913
Capital in excess of par value	5,655,340	4,180,922
Retained earnings (accumulated deficit)	225,825	(107,909)
Accumulated other comprehensive income	14,447	12,991
Total MGM Resorts International stockholders' equity	5,901,244	4,090,917
Noncontrolling interests	3,338,478	3,537,357
Total stockholders' equity	9,239,722	7,628,274
	$26,680,266	$26,702,511

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Casino	$1,181,593	$1,420,538	$3,696,071	$4,479,135
Rooms	466,032	433,005	1,415,955	1,348,542
Food and beverage	397,332	396,470	1,204,616	1,192,585
Entertainment	141,085	146,315	402,025	418,827
Retail	53,272	50,720	153,791	146,147
Other	126,585	132,126	390,954	391,621
Reimbursed costs	98,292	98,317	302,900	289,037
	2,464,191	2,677,491	7,566,312	8,265,894
Less: Promotional allowances	(183,375)	(192,484)	(568,117)	(569,456)
	2,280,816	2,485,007	6,998,195	7,696,438
Expenses
Casino	699,569	884,177	2,220,804	2,791,828
Rooms	140,806	143,993	424,184	420,644
Food and beverage	236,988	234,307	701,636	695,489
Entertainment	107,478	109,757	308,874	313,455
Retail	26,767	26,183	79,261	75,714
Other	88,000	96,324	268,158	275,978
Reimbursed costs	98,292	98,317	302,900	289,037
General and administrative	340,495	347,487	1,002,376	994,217
Corporate expense	74,019	61,563	183,977	169,353
Preopening and start-up expenses	16,510	10,233	50,270	25,628
Property transactions, net	7,123	6,794	12,665	40,522
Depreciation and amortization	204,742	202,386	619,719	613,111
	2,040,789	2,221,521	6,174,824	6,704,976
Income from unconsolidated affiliates	57,350	23,003	217,631	65,963
Operating income	297,377	286,489	1,041,002	1,057,425
Non-operating income (expense)
Interest expense, net of amounts capitalized	(191,781)	(202,835)	(611,288)	(616,158)
Non-operating items from unconsolidated affiliates	(22,968)	(22,810)	(59,745)	(69,021)
Other, net	(4,386)	(254)	(12,691)	(1,997)
	(219,135)	(225,899)	(683,724)	(687,176)
Income before income taxes	78,242	60,590	357,278	370,249
Benefit (provision) for income taxes	16,493	(10,208)	76,570	44,401
Net income	94,735	50,382	433,848	414,650
Less: Net income attributable to noncontrolling interests	(28,310)	(70,652)	(100,114)	(222,260)
Net income (loss) attributable to MGM Resorts International	$66,425	$(20,270)	$333,734	$192,390
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$0.12	$(0.04)	$0.62	$0.39
Diluted	$0.12	$(0.04)	$0.61	$0.39

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$94,735	$50,382	$433,848	$414,650
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,291	(13,505)	4,375	(10,403)
Other	—	—	(672)	1,250
Other comprehensive income (loss)	1,291	(13,505)	3,703	(9,153)
Comprehensive income	96,026	36,877	437,551	405,497
Less: Comprehensive income attributable to noncontrolling interests	(29,045)	(63,994)	(102,361)	(217,222)
Comprehensive income (loss) attributable to MGM Resorts International	$66,981	$(27,117)	$335,190	$188,275

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$433,848	$414,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619,719	613,111
Amortization of debt discounts, premiums and issuance costs	34,829	28,107
Loss on retirement of long-term debt	1,924	—
Provision for doubtful accounts	46,971	32,554
Stock-based compensation	30,624	26,551
Property transactions, net	12,665	40,522
(Income) loss from unconsolidated affiliates	(155,473)	3,195
Distributions from unconsolidated affiliates	11,200	11,101
Deferred income taxes	(106,223)	6,379
Change in operating assets and liabilities:
Accounts receivable	(45,251)	21,678
Inventories	1,055	8,508
Income taxes receivable and payable, net	1,456	(12,419)
Prepaid expenses and other	(28,584)	7,100
Prepaid Cotai land concession premium	(24,167)	(24,162)
Accounts payable and accrued liabilities	(108,002)	(169,720)
Other	11,189	15,659
Net cash provided by operating activities	737,780	1,022,814
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,000,578)	(617,459)
Dispositions of property and equipment	343	537
Proceeds from sale of assets held for sale	19,797	—
Investments in and advances to unconsolidated affiliates	(194,524)	(70,446)
Distributions from unconsolidated affiliates in excess of cumulative earnings	202,850	999
Investments in treasury securities - maturities longer than 90 days	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300
Investments in cash deposits - maturities longer than 90 days	(200,205)	—
Proceeds from cash deposits - maturities longer than 90 days	770,205	—
Other	59	8,149
Net cash used in investing activities	(402,053)	(591,053)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(717,600)	(1,740,375)
Borrowings under bank credit facilities – maturities longer than 90 days	5,118,750	5,171,250
Repayments under bank credit facilities – maturities longer than 90 days	(3,416,875)	(3,451,875)
Retirement of senior notes	(875,504)	(508,900)
Debt issuance costs	(46,170)	—
Distributions to noncontrolling interest owners	(304,562)	(385,722)
Proceeds from issuance of redeemable noncontrolling interest	5,000	—
Other	(1,050)	(3,457)
Net cash used in financing activities	(238,011)	(919,079)
Effect of exchange rate on cash	845	(1,577)
Cash and cash equivalents
Net increase (decrease) for the period	98,561	(488,895)
Change in cash related to assets held for sale	(4,481)	(1,347)
Balance, beginning of period	1,713,715	1,803,669
Balance, end of period	$1,807,795	$1,313,427
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$624,253	$595,781
Federal, state and foreign income taxes paid, net of refunds	31,440	40,262
Non-cash investing and financing activities
Conversion of convertible senior notes to equity	$1,449,499	$—
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	(8,198)	73,695

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. In July 2015, the Company entered into an agreement to sell Circus Circus Reno in Reno, Nevada, as discussed in Note 3. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise also has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment complex with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The total estimated project budget is $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

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

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor the license to build and operate a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington D.C. The expected cost to develop and construct MGM National Harbor is approximately $1.3 billion, excluding capitalized interest and land related costs. The Company expects the resort to include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high‑end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage.

A subsidiary of the Company was awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield, Massachusetts. The Company’s plans for the resort originally included a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel tower; 90,000 square feet of retail and restaurant space; 45,000 square feet of meeting and event space; and a 3,500-space parking garage, with an expected development and construction cost of approximately $760 million, excluding capitalized interest and land related costs.  The Company has recently undertaken a design and cost review of MGM Springfield and has proposed design and scope changes for various elements of the project.  The proposed changes have been submitted to Springfield’s Mayor and City Council and the Massachusetts Gaming Commission for approval.  The Company’s review of construction costs remains underway and will be impacted by the final determination of project design and scope, but the Company currently anticipates the cost may increase from the previous estimate of approximately $760 million.

In 2013, the Company formed Las Vegas Arena Company, LLC (the “Las Vegas Arena Company”) with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – a leader in sports, entertainment, and promotions – to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each owns 50% of Las Vegas Arena Company. The Las Vegas Arena is anticipated to seat between 18,000 and 20,000 people. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs.

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

Property and equipment. As of September 30, 2015, the Company had accrued $11 million for property and equipment within “Accounts payable” and $38 million related to construction retention in “Other long-term obligations.” In addition, during the nine months ended September 30, 2015, the Company entered into capital leases with obligations of $12 million.

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

The results of the Company’s interim impairment test indicated the fair value of the MGM China reporting unit exceeded its carrying value by 9%. Therefore, the Company concluded that the carrying value of goodwill of $2.8 billion related to MGM China was not impaired based on the interim test. The Company has continued monitoring the results of this reporting unit and determined that circumstances did not exist that would require the Company to perform an interim impairment test in the third quarter of 2015.

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

The Membership Interests provide for annual preferred distributions by MGM National Harbor to Radio One based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions will begin within ninety days after the end of the fiscal year in which the opening date of MGM National Harbor occurs, and after the end of each subsequent fiscal year. Also, beginning on the third anniversary of the last day of the calendar quarter in which the opening date of MGM National Harbor occurs (and on each subsequent anniversary thereof) Radio One will have the ability to require MGM National Harbor to purchase all or a portion of its Membership Interests for a purchase price that is based on a contractually agreed upon formula. Radio One also has the right to sell back all or a portion of its Membership Interest prior to such date if MGM National Harbor were to guarantee or grant liens to secure any indebtedness of the Company other than the indebtedness of MGM National Harbor.

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

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (21.1)% and (21.4)% for the three and nine months ended September 30, 2015, respectively.

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

The Company projects that it will be able to realize a benefit and, hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $182 million as of December 31, 2015 and has reflected this assumption in its annual effective tax rate for 2015. During the first and second quarters of 2015, the Company reassessed the foreign tax credit valuation allowance as a result of the continued decline in market conditions in Macau. The valuation allowance was increased by $81 million, of which $40 million was recorded as a direct reduction in income tax benefit during the nine months ended September 30, 2015, with the remainder impacting the effective tax rate for 2015. No material change was made to the foreign tax credit valuation allowance in the three months ended September 30, 2015.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis,” (“ASU 2015-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  ASU 2015-02 amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decisionmaker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. The Company is currently assessing the impact that adoption of ASU 2015-02 will have on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amortization of such costs will continue to be reported as interest expense. The Company does not believe the adoption of ASU 2015-03 will have a material effect on its financial statements or footnote disclosures.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” (“ASU 2015-15”), which should be adopted concurrent with ASU 2015-03. ASU 2015-15 allows for debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset, and for such costs to be amortized ratably over the term of the contract regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amortization of such costs will continue to be reported as interest expense. The Company does not believe the adoption of ASU 2015-15 will have a material effect on its financial statements or footnote disclosures.

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

Railroad Pass and Gold Strike were not classified as discontinued operations because the Company concluded that the sales did not have a major effect on the Company’s operations or its financial results and they do not represent a disposal of a major geographic segment or product line.

On July 7, 2015, the Company entered into an agreement with Eldorado Resorts, Inc. to sell Circus Circus Reno, as well as the Company’s 50% interest in Silver Legacy and associated real property, for total consideration of $73 million plus Circus Circus Reno’s working capital. The Company allocated $20 million of the $73 million to Circus Circus Reno in accordance with the purchase and sale agreement. The sale is contingent upon regulatory approvals and other customary closing conditions. Circus Circus Reno  assets held for sale of $30 million and comprised predominantly of cash and property and equipment, were classified within “Prepaid expenses and other” and Circus Circus Reno liabilities related to assets held for sale of $9 million, comprised of accounts payable and other accrued liabilities, were classified within “Other accrued liabilities.” Circus Circus Reno was not classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line. See Note 4 for further discussion of the sale of the Company’s 50% investment in Silver Legacy.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2015	2014

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,126,129	$1,221,306
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	138,313	141,162
Marina District Development Company – Borgata (50%)	139,444	109,252
Other	132,645	87,314
	$1,536,531	$1,559,034

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Income from unconsolidated affiliates	$57,350	$23,003	$217,631	$65,963
Preopening and start-up expenses	(970)	(17)	(2,413)	(137)
Non-operating items from unconsolidated affiliates	(22,968)	(22,810)	(59,745)	(69,021)
	$33,412	$176	$155,473	$(3,195)

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Current assets	$395,493	$561,904
Property and other assets, net	7,715,174	7,883,709
Current liabilities	269,266	508,168
Long-term debt and other long-term obligations	1,553,642	1,552,913
Equity	6,287,759	6,384,532

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net revenues	$294,267	$297,402	$934,488	$953,694
Operating expenses	(281,823)	(333,594)	(718,225)	(1,009,758)
Operating income (loss)	12,444	(36,192)	216,263	(56,064)
Non-operating expenses	(18,362)	(22,909)	(54,426)	(75,027)
Net income (loss)	$(5,918)	$(59,101)	$161,837	$(131,091)

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

CityCenter distribution. In April 2015, CityCenter adopted an annual distribution policy and declared a special distribution of $400 million, of which the Company received its 50% share of $200 million. Under the annual distribution policy, CityCenter will distribute up to 35% of excess cash flow, subject to the approval of the CityCenter board of directors.

Grand Victoria

At June 30, 2014, the Company recorded an impairment charge of $29 million on its investment in Grand Victoria based on the then estimated fair value of $140 million for its 50% interest.

Silver Legacy

As discussed in Note 3, the Company entered into an agreement to sell its 50% interest in Silver Legacy and associated real property for approximately $53 million. The carrying value of the Company’s 50% interest in Silver Legacy and the associated real property was $37 million as of September 30, 2015. The Company’s investment in Silver Legacy has not been classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

Las Vegas Arena

See Note 6 for discussion of the Company’s joint and several completion and repayment guarantees and equity contribution commitments related to the Las Vegas Arena.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014

	(In thousands)
Senior credit facility:
$2,723 million ($2,744 million at December 31, 2014) term loans, net	$2,717,947	$2,738,118
MGM Grand Paradise credit facility	1,559,994	553,177
$1,450 million 4.25% convertible senior notes, due 2015, net	—	1,451,405
$875 million 6.625% senior notes, due 2015, net	—	875,370
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	498,747	497,955
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	470,188	468,949
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023, net	1,250,675	1,250,742
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	12,821,037	14,159,202
Less: Current portion	—	(1,245,320)
	$12,821,037	$12,913,882

Debt due within one year of the September 30, 2015 balance sheet was classified as long-term as the Company has both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facility. At December 31, 2014, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities, convertible senior notes and senior notes. The Company excluded from the December 31, 2014 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At September 30, 2015, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.02 billion term loan A facility and a $1.70 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of September 30, 2015). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million and $21 million in the three and nine months ended September 30, 2015, respectively, in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at September 30, 2015. At September 30, 2015, the interest rate on the term loan A was 2.9% and the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA (as defined in the senior credit facility) and limits the ability of the Restricted Group to make capital expenditures and investments. As of September 30, 2015 and through December 31, 2015, the Restricted Group is required to maintain a minimum EBITDA of $1.30 billion. The minimum EBITDA requirement increases to $1.35 billion for March 31, 2016 through December 31, 2016 and to $1.40 billion for March 31, 2017 and thereafter. EBITDA for the trailing four quarters ended

September 30, 2015, calculated in accordance with the terms of the senior credit facility (which includes cash distributions from unconsolidated affiliates, such as the CityCenter distribution), was $1.65 billion. The senior credit facility limits the Restricted Group to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Restricted Group’s total capital expenditures allowable under the senior credit facility for fiscal year 2015, after giving effect to unused amounts from 2014, was $794 million. In addition, the senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. As of September 30, 2015, the Restricted Group was within the limit of capital expenditures and other investments for the 2015 calendar year.

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

MGM Grand Paradise credit facility. In June 2015, MGM China and MGM Grand Paradise, as co-borrowers, entered into a second amended and restated credit facility which consists of $1.55 billion of term loans and a $1.45 billion revolving credit facility. The term was extended for an eighteen month period to April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM Grand Paradise credit facility bears interest at a fluctuating rate per annum based on HIBOR plus a margin, initially set for a six month period at 1.75% per annum, but thereafter will range between 1.375% and 2.50% based on MGM China’s leverage ratio. The MGM Grand Paradise credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at September 30, 2015 was comprised solely of term loans. At September 30, 2015, the weighted average interest rate on the term loans was 1.99%.

The MGM Grand Paradise credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at September 30, 2015.

Senior notes. The Company repaid its $875 million 6.625% senior notes in July 2015 at maturity.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2015 was $13.1 billion. At December 31, 2014, the estimated fair value of the Company’s long-term debt was $15.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which was collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. During the first quarter of 2015, the Company fulfilled its remaining significant obligations under the completion guarantee in conjunction with the resolution of the Perini litigation and related settlement agreements. In total, the Company funded $888 million under the completion guarantee. In June 2015, the completion guarantee was terminated and the collateral assets securing such completion guarantee were released.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of September 30, 2015, MGM China had paid $130 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” Including interest on the three remaining semi-annual installments, MGM China has approximately $44 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Las Vegas Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a payment guarantee for the $75 million term loan B (subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). Additionally, in conjunction with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG contributed equal amounts totaling $175 million for construction as of September 30, 2015.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At September 30, 2015, the Company had $10 million in letters of credit outstanding. MGM Grand Paradise’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At September 30, 2015, MGM China had provided approximately $39 million of guarantees outstanding under its credit facility.

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

NOTE 7 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$66,425	$(20,270)	$333,734	$192,390
Interest on convertible debt, net of tax	—	—	2,208	—
Potentially dilutive effect due to MGM China Share Option Plan	—	(86)	(7)	(299)
Net income (loss) attributable to MGM Resorts International - diluted	$66,425	$(20,356)	$335,935	$192,091
Denominator:
Weighted-average common shares outstanding - basic	563,287	490,914	535,619	490,746
Potential dilution from share-based awards	6,033	—	5,920	6,482
Potential dilution from assumed conversion of convertible debt	—	—	6,211	—
Weighted-average common and common equivalent shares - diluted	569,320	490,914	547,750	497,228
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	4,237	16,506	4,438	2,551

Potential dilution from the assumed conversion of convertible debt for the nine months ended September 30, 2015 included the weighted average impact of the $300 million 4.25% convertible senior notes issued in June 2011 for the period from January 1, 2015 to the date of conversion on April 15, 2015. The weighted average impact of the $1.15 billion 4.25% convertible senior notes issued in April 2010 were excluded from the nine months ended September 30, 2015 calculation of diluted earnings per share as their effect would be antidilutive. The $300 million 4.25% convertible senior notes and the $1.15 billion 4.25% convertible senior notes were excluded from the three and nine months ended September 30, 2014 calculation of diluted earnings per share as their effect was antidilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests, a $120 million final dividend in June 2015, of which $61 million remained within the consolidated entity and $59 million was distributed to noncontrolling interests, and a $76 million interim dividend in August 2015, of which $39 million remained within the consolidated entity and $37 million was distributed to noncontrolling interests.

MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests, a $127 million final dividend in June 2014, of which $65 million remained within the consolidated entity and $62 million was distributed to noncontrolling interests, and a $137 million interim dividend in September 2014, of which $70 million remained within the consolidated entity and $67 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2015:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2015	$4,090,917	$3,537,357	$7,628,274
Net income	333,734	100,114	433,848
Currency translation adjustment	2,128	2,247	4,375
Other comprehensive loss from unconsolidated affiliate, net	(672)	—	(672)
Stock-based compensation	27,131	3,584	30,715
Tax effect of stock-based compensation	(4,795)	—	(4,795)
Issuance of common stock pursuant to stock-based compensation awards	(1,572)	—	(1,572)
Issuance of common stock pursuant to conversion of notes	1,449,496	—	1,449,496
Cash distributions to noncontrolling interest owners	—	(304,828)	(304,828)
Issuance of performance share units	4,872	—	4,872
Other	5	4	9
Balances, September 30, 2015	$5,901,244	$3,338,478	$9,239,722

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International by component are as follows:

	Currency
	Translation	Other
	Adjustment	Adjustments	Total

	(In thousands)
Balances, January 1, 2015	$12,319	$672	$12,991
Current period other comprehensive income (loss)	2,128	(672)	1,456
Balances, September 30, 2015	$14,447	$—	$14,447

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of September 30, 2015, the Company had an aggregate of 24 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2015 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	16,176	$15.27
Granted	100	19.37
Exercised	(1,013)	16.10
Forfeited or expired	(1,596)	33.50
Outstanding at September 30, 2015	13,667	13.15
Exercisable at September 30, 2015	8,739	10.51

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2015	1,358	$18.27	1,455	$15.14	$20.48
Granted	60	20.05	—	—	—
Vested	(57)	12.71	—	—	—
Forfeited	(65)	17.92	—	—	—
Nonvested at September 30, 2015	1,296	18.61	1,455	15.14	20.48

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price
Outstanding at January 1, 2015	265	$31.72
Granted	229	25.91
Outstanding at September 30, 2015	494	29.03

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

MGM China Share Option Plan. As of September 30, 2015, MGM China had an aggregate of 328 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the nine months ended September 30, 2015 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2015	35,058	$2.85
Granted	15,296	1.87
Exercised	(20)	2.01
Forfeited or expired	(2,187)	2.23
Outstanding at September 30, 2015	48,147	2.57
Exercisable at September 30, 2015	17,530	2.40

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Compensation cost:
Omnibus Plan	$7,732	$7,588	$23,401	$21,285
MGM China Plan	1,989	2,638	7,314	6,075
Total compensation cost	9,721	10,226	30,715	27,360
Less: Reimbursed costs and capitalized cost	(232)	(275)	(823)	(809)
Compensation cost after reimbursed costs and capitalized cost	9,489	9,951	29,892	26,551
Less: Related tax benefit	(2,591)	(2,517)	(7,779)	(7,043)
Compensation cost, net of tax benefit	$6,898	$7,434	$22,113	$19,508

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Grand Victoria investment impairment charge	$—	$—	$—	$28,789
Other property transactions, net	7,123	6,794	12,665	11,733
	$7,123	$6,794	$12,665	$40,522

See Note 4 for discussion of the Grand Victoria investment impairment charge in 2014. Other property transactions, net for the three and nine months ended September 30, 2015 and 2014 includes miscellaneous asset disposals and demolition costs.

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,636,188	$1,578,136	$4,919,563	$4,787,640
MGM China	529,037	794,265	1,715,983	2,563,641
Reportable segment net revenues	2,165,225	2,372,401	6,635,546	7,351,281
Corporate and other	115,591	112,606	362,649	345,157
	$2,280,816	$2,485,007	$6,998,195	$7,696,438
Adjusted Property EBITDA
Wholly owned domestic resorts	$411,289	$327,978	$1,259,231	$1,145,222
MGM China	128,225	213,796	408,898	665,009
Reportable segment Adjusted Property EBITDA	539,514	541,774	1,668,129	1,810,231

Other operating income (expense)
Corporate, unconsolidated affiliates and other, net	(13,762)	(35,872)	55,527	(73,545)
Preopening and start-up expenses	(16,510)	(10,233)	(50,270)	(25,628)
Property transactions, net	(7,123)	(6,794)	(12,665)	(40,522)
Depreciation and amortization	(204,742)	(202,386)	(619,719)	(613,111)
Operating income	297,377	286,489	1,041,002	1,057,425
Non-operating income (expense)
Interest expense, net of amounts capitalized	(191,781)	(202,835)	(611,288)	(616,158)
Non-operating items from unconsolidated affiliates	(22,968)	(22,810)	(59,745)	(69,021)
Other, net	(4,386)	(254)	(12,691)	(1,997)
	(219,135)	(225,899)	(683,724)	(687,176)
Income before income taxes	78,242	60,590	357,278	370,249
Benefit (provision) for income taxes	16,493	(10,208)	76,570	44,401
Net income	94,735	50,382	433,848	414,650
Less: Net income attributable to noncontrolling interests	(28,310)	(70,652)	(100,114)	(222,260)
Net income (loss) attributable to MGM Resorts International	$66,425	$(20,270)	$333,734	$192,390

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho, Pansy Catilina Chiu King indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $52 million in 2015 with a 20% increase per annum during the agreement term. During the three and nine months ended September 30, 2015, MGM China incurred total license fees of $9 million and $30 million, respectively. During the three and nine months ended September 30, 2014, MGM China incurred total license fees of $12 million and $43 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $27 million in 2015, which will increase by 10% per annum for each year during the term of the agreement. During the nine months ended September 30, 2015, MGM China paid $10 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation. No fee was paid during the nine months ended September 30, 2014.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiary, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino resort in Springfield, Massachusetts), and each of their respective subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, are presented below.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$641,615	$879,316	$1,061,991	$(648)	$2,582,274
Property and equipment, net	—	12,362,060	2,664,554	(11,972)	15,014,642
Investments in subsidiaries	20,794,181	3,715,686	—	(24,509,867)	—
Investments in and advances to unconsolidated affiliates	—	1,503,891	7,640	25,000	1,536,531
Intercompany accounts	—	3,058,530	—	(3,058,530)	—
Other non-current assets	121,610	412,103	7,013,106	—	7,546,819
	$21,557,406	$21,931,586	$10,747,291	$(27,556,017)	$26,680,266
Current liabilities	$268,473	$983,025	$702,005	$(648)	$1,952,855
Intercompany accounts	2,356,921	—	701,609	(3,058,530)	—
Deferred income taxes, net	2,187,057	—	309,237	—	2,496,294
Long-term debt	10,807,643	4,837	2,008,557	—	12,821,037
Other long-term obligations	36,068	67,305	61,985	—	165,358
Total liabilities	15,656,162	1,055,167	3,783,393	(3,059,178)	17,435,544
Redeemable noncontrolling interest	—	—	5,000	—	5,000
MGM Resorts stockholders' equity	5,901,244	20,876,419	3,620,420	(24,496,839)	5,901,244
Noncontrolling interests	—	—	3,338,478	—	3,338,478
Total stockholders' equity	5,901,244	20,876,419	6,958,898	(24,496,839)	9,239,722
	$21,557,406	$21,931,586	$10,747,291	$(27,556,017)	$26,680,266

	At December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$1,390,806	$868,688	$768,335	$(669)	$3,027,160
Property and equipment, net	—	12,445,086	2,008,428	(11,972)	14,441,542
Investments in subsidiaries	20,430,160	3,896,365	—	(24,326,525)	—
Investments in and advances to unconsolidated affiliates	—	1,526,446	7,588	25,000	1,559,034
Intercompany accounts	—	2,175,091	—	(2,175,091)	—
Other non-current assets	141,035	414,801	7,118,939	—	7,674,775
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511
Current liabilities	$1,680,319	$953,179	$775,097	$(670)	$3,407,925
Intercompany accounts	1,932,780	—	242,311	(2,175,091)	—
Deferred income taxes, net	2,312,828	—	309,032	—	2,621,860
Long-term debt	11,907,534	4,837	1,001,511	—	12,913,882
Other long-term obligations	37,623	58,016	34,931	—	130,570
Total liabilities	17,871,084	1,016,032	2,362,882	(2,175,761)	19,074,237
MGM Resorts stockholders' equity	4,090,917	20,310,445	4,003,051	(24,313,496)	4,090,917
Noncontrolling interests	—	—	3,537,357	—	3,537,357
Total stockholders' equity	4,090,917	20,310,445	7,540,408	(24,313,496)	7,628,274
	$21,962,001	$21,326,477	$9,903,290	$(26,489,257)	$26,702,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,622,593	$658,889	$(666)	$2,280,816
Equity in subsidiaries' earnings	247,524	40,742	—	(288,266)	—
Expenses
Casino and hotel operations	1,552	962,392	434,622	(666)	1,397,900
General and administrative	1,132	284,328	55,035	—	340,495
Corporate expense	36,186	37,873	(40)	—	74,019
Preopening and start-up expenses	—	1,268	15,242	—	16,510
Property transactions, net	—	6,984	139	—	7,123
Depreciation and amortization	—	136,795	67,947	—	204,742
	38,870	1,429,640	572,945	(666)	2,040,789
Income from unconsolidated affiliates	—	56,829	521	—	57,350
Operating income (loss)	208,654	290,524	86,465	(288,266)	297,377
Interest expense, net of amounts capitalized	(179,636)	(232)	(11,913)	—	(191,781)
Other, net	12,882	(25,748)	(14,488)	—	(27,354)
Income (loss) before income taxes	41,900	264,544	60,064	(288,266)	78,242
Benefit (provision) for income taxes	24,525	(7,078)	(954)	—	16,493
Net income (loss)	66,425	257,466	59,110	(288,266)	94,735
Less: Net income attributable to noncontrolling interests	—	—	(28,310)	—	(28,310)
Net income (loss) attributable to MGM Resorts International	$66,425	$257,466	$30,800	$(288,266)	$66,425
Net income (loss)	$66,425	$257,466	$59,110	$(288,266)	$94,735
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	556	556	1,291	(1,112)	1,291
Other comprehensive income (loss)	556	556	1,291	(1,112)	1,291
Comprehensive income (loss)	66,981	258,022	60,401	(289,378)	96,026
Less: Comprehensive income attributable to noncontrolling interests	—	—	(29,045)	—	(29,045)
Comprehensive income (loss) attributable to MGM Resorts International	$66,981	$258,022	$31,356	$(289,378)	$66,981

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$4,879,596	$2,120,699	$(2,100)	$6,998,195
Equity in subsidiaries' earnings	875,725	133,367	—	(1,009,092)	—
Expenses
Casino and hotel operations	4,558	2,893,832	1,409,527	(2,100)	4,305,817
General and administrative	3,372	830,777	168,227	—	1,002,376
Corporate expense	72,279	112,143	(445)	—	183,977
Preopening and start-up expenses	—	3,511	46,759	—	50,270
Property transactions, net	—	11,697	968	—	12,665
Depreciation and amortization	—	396,852	222,867	—	619,719
	80,209	4,248,812	1,847,903	(2,100)	6,174,824
Income from unconsolidated affiliates	—	217,575	56	—	217,631
Operating income (loss)	795,516	981,726	272,852	(1,009,092)	1,041,002
Interest expense, net of amounts capitalized	(587,286)	(783)	(23,219)	—	(611,288)
Other, net	35,306	(64,900)	(42,842)	—	(72,436)
Income (loss) before income taxes	243,536	916,043	206,791	(1,009,092)	357,278
Benefit (provision) for income taxes	90,198	(11,575)	(2,053)	—	76,570
Net income (loss)	333,734	904,468	204,738	(1,009,092)	433,848
Less: Net income attributable to noncontrolling interests	—	—	(100,114)	—	(100,114)
Net income (loss) attributable to MGM Resorts International	$333,734	$904,468	$104,624	$(1,009,092)	$333,734
Net income (loss)	$333,734	$904,468	$204,738	$(1,009,092)	$433,848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,128	2,128	4,375	(4,256)	4,375
Other	(672)	(672)	—	672	(672)
Other comprehensive income (loss)	1,456	1,456	4,375	(3,584)	3,703
Comprehensive income (loss)	335,190	905,924	209,113	(1,012,676)	437,551
Less: Comprehensive income attributable to noncontrolling interests	—	—	(102,361)	—	(102,361)
Comprehensive income (loss) attributable to MGM Resorts International	$335,190	$905,924	$106,752	$(1,012,676)	$335,190

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(620,381)	$996,466	$361,695	$—	$737,780
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(312,877)	(687,701)	—	(1,000,578)
Dispositions of property and equipment	—	266	77	—	343
Proceeds from sale of assets held for sale	—	19,797	—	—	19,797
Investments in and advances to unconsolidated affiliates	(141,390)	(53,134)	—	—	(194,524)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	202,850	—	—	202,850
Investments in cash deposits - maturities longer than 90 days	(200,205)	—	—	—	(200,205)
Proceeds from cash deposits - maturities longer than 90 days	770,205	—	—	—	770,205
Intercompany accounts	—	(883,440)	—	883,440	—
Other	—	(5,483)	5,542	—	59
Net cash provided by (used in) investing activities	428,610	(1,032,021)	(682,082)	883,440	(402,053)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(1,272,875)	—	555,275	—	(717,600)
Borrowings under bank credit facilities - maturities longer than 90 days	3,768,750	—	1,350,000	—	5,118,750
Repayments under bank credit facilities - maturities longer than 90 days	(2,516,875)	—	(900,000)	—	(3,416,875)
Retirement of senior notes	(875,504)	—	—	—	(875,504)
Debt issuance costs	—	—	(46,170)	—	(46,170)
Intercompany accounts	911,212	12,218	(39,990)	(883,440)	—
Distributions to noncontrolling interest owners	—	—	(304,562)	—	(304,562)
Proceeds from issuance of redeemable noncontrolling interest	—	—	5,000	—	5,000
Other	(1,059)	—	9	—	(1,050)
Net cash provided by (used in) financing activities	13,649	12,218	619,562	(883,440)	(238,011)
Effect of exchange rate on cash	—	—	845	—	845
Cash and cash equivalents
Net increase (decrease) for the period	(178,122)	(23,337)	300,020	—	98,561
Change in cash related to assets held for sale	—	(4,481)	—	—	(4,481)
Balance, beginning of period	799,508	255,655	658,552	—	1,713,715
Balance, end of period	$621,386	$227,837	$958,572	$—	$1,807,795

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,563,598	$922,000	$(591)	$2,485,007
Equity in subsidiaries' earnings	188,090	82,071	—	(270,161)	—
Expenses
Casino and hotel operations	1,311	985,981	606,357	(591)	1,593,058
General and administrative	1,183	289,167	57,137	—	347,487
Corporate expense	17,984	39,086	4,493	—	61,563
Preopening and start-up expenses	—	614	9,619	—	10,233
Property transactions, net	—	4,332	2,462	—	6,794
Depreciation and amortization	—	124,323	78,063	—	202,386
	20,478	1,443,503	758,131	(591)	2,221,521
Income from unconsolidated affiliates	—	22,950	53	—	23,003
Operating income (loss)	167,612	225,116	163,922	(270,161)	286,489
Interest expense, net of amounts capitalized	(195,659)	(136)	(7,040)	—	(202,835)
Other, net	13,843	(22,253)	(14,654)	—	(23,064)
Income (loss) before income taxes	(14,204)	202,727	142,228	(270,161)	60,590
Benefit (provision) for income taxes	(6,066)	(4,694)	552	—	(10,208)
Net income (loss)	(20,270)	198,033	142,780	(270,161)	50,382
Less: Net income attributable to noncontrolling interests	—	—	(70,652)	—	(70,652)
Net income (loss) attributable to MGM Resorts International	$(20,270)	$198,033	$72,128	$(270,161)	$(20,270)
Net income (loss)	$(20,270)	$198,033	$142,780	$(270,161)	$50,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,847)	(6,847)	(13,505)	13,694	(13,505)
Other comprehensive income (loss)	(6,847)	(6,847)	(13,505)	13,694	(13,505)
Comprehensive income (loss)	(27,117)	191,186	129,275	(256,467)	36,877
Less: Comprehensive income attributable to noncontrolling interests	—	—	(63,994)	—	(63,994)
Comprehensive income (loss) attributable to MGM Resorts International	$(27,117)	$191,186	$65,281	$(256,467)	$(27,117)

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$4,737,229	$2,961,014	$(1,805)	$7,696,438
Equity in subsidiaries' earnings	744,544	260,886	—	(1,005,430)	—
Expenses
Casino and hotel operations	3,864	2,879,883	1,980,203	(1,805)	4,862,145
General and administrative	3,429	822,147	168,641	—	994,217
Corporate expense	51,447	108,870	9,036	—	169,353
Preopening and start-up expenses	—	3,620	22,008	—	25,628
Property transactions, net	—	37,870	2,652	—	40,522
Depreciation and amortization	—	376,251	236,860	—	613,111
	58,740	4,228,641	2,419,400	(1,805)	6,704,976
Income from unconsolidated affiliates	—	65,719	244	—	65,963
Operating income (loss)	685,804	835,193	541,858	(1,005,430)	1,057,425
Interest expense, net of amounts capitalized	(592,771)	(360)	(23,027)	—	(616,158)
Other, net	48,792	(68,616)	(51,194)	—	(71,018)
Income (loss) before income taxes	141,825	766,217	467,637	(1,005,430)	370,249
Benefit (provision) for income taxes	50,565	(5,161)	(1,003)	—	44,401
Net income (loss)	192,390	761,056	466,634	(1,005,430)	414,650
Less: Net income attributable to noncontrolling interests	—	—	(222,260)	—	(222,260)
Net income (loss) attributable to MGM Resorts International	$192,390	$761,056	$244,374	$(1,005,430)	$192,390
Net income (loss)	$192,390	$761,056	$466,634	$(1,005,430)	$414,650
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,365)	(5,365)	(10,403)	10,730	(10,403)
Other	1,250	1,250	—	(1,250)	1,250
Other comprehensive income (loss)	(4,115)	(4,115)	(10,403)	9,480	(9,153)
Comprehensive income (loss)	188,275	756,941	456,231	(995,950)	405,497
Less: Comprehensive income attributable to noncontrolling interests	—	—	(217,222)	—	(217,222)
Comprehensive income (loss) attributable to MGM Resorts International	$188,275	$756,941	$239,009	$(995,950)	$188,275

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(542,357)	$939,191	$600,980	$25,000	$1,022,814
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(267,039)	(350,420)	—	(617,459)
Dispositions of property and equipment	—	143	394	—	537
Investments in and advances to unconsolidated affiliates	(18,700)	(26,746)	—	(25,000)	(70,446)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	999	—	—	999
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	—	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	—	—	210,300
Intercompany accounts	—	(665,021)	—	665,021	—
Other	—	8,149	—	—	8,149
Net cash provided by (used in) investing activities	(18,700)	(862,348)	(350,026)	640,021	(591,053)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,290,375)	—	(450,000)	—	(1,740,375)
Borrowings under bank credit facilities - maturities longer than 90 days	3,821,250	—	1,350,000	—	5,171,250
Repayments under bank credit facilities - maturities longer than 90 days	(2,551,875)	—	(900,000)	—	(3,451,875)
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany accounts	1,113,239	(67,907)	(380,311)	(665,021)	—
Distributions to noncontrolling interest owners	—	—	(385,722)	—	(385,722)
Other	(2,326)	(860)	(271)	—	(3,457)
Net cash provided by (used in) financing activities	581,013	(68,767)	(766,304)	(665,021)	(919,079)
Effect of exchange rate on cash	—	—	(1,577)	—	(1,577)
Cash and cash equivalents
Net increase (decrease) for the period	19,956	8,076	(516,927)	—	(488,895)
Cash related to assets held for sale	—	(1,347)	—	—	(1,347)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669
Balance, end of period	$398,616	$244,186	$670,625	$—	$1,313,427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume increased 2%, Las Vegas Strip REVPAR increased 1% and Las Vegas Strip gaming revenue decreased 1% in the nine months ended September 30, 2015. Results of operations for our wholly owned domestic resorts in the third quarter of 2015 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR that outperformed the Las Vegas market. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which resulted in increases in occupancy and allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 36% in the nine months ended September 30, 2015 compared to 2014.  We believe operating results have been negatively affected by economic conditions and certain policy initiatives in China and the implementation of a full main floor casino smoking ban in October 2014. Additionally, we believe stricter enforcement of entrance into Macau via the use of transit visas, as well as a decrease in duration of stay permitted for transit visa holders, has negatively affected operating results; however, restrictions surrounding the use of transit visas were recently eased in July 2015. The decrease in gross gaming revenues accelerated during the second half of 2014 and has continued throughout 2015 as Macau has become an increasingly challenging and competitive market, impacting primarily VIP casino gaming operations and, to a lesser extent, main floor operations. According to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals decreased 3% for the nine months ended September 30, 2015 compared to the same period in 2014. However, despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai is expected to open in the fourth quarter of 2016.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington, D.C. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.3 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high-end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. Construction of MGM National Harbor has commenced with estimated completion in the fourth quarter of 2016.

We were awarded the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation, to build and operate MGM Springfield. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield, Massachusetts. Our plans for the resort originally included a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel tower; 90,000 square feet of retail and restaurant space; 45,000 square feet of meeting and event space; and a 3,500-space parking garage, with an expected development and construction cost of approximately $760 million, excluding capitalized interest and land related costs. We have recently undertaken a design and cost review of MGM Springfield and have proposed design and scope changes for various elements of the project. The proposed changes have been submitted to Springfield’s Mayor and City Council and the Massachusetts Gaming Commission for approval. Our review of construction costs remains underway and will be impacted by the final determination of project design and scope, but we currently anticipate the cost may increase from the previous estimate of approximately $760 million. Construction of MGM Springfield is expected to be completed in late 2018.

We entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – leader in sports, entertainment, and promotions – to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each owns 50% of Las Vegas Arena Company, the developer of the arena. The Las Vegas Arena is anticipated to seat between 18,000 and 20,000 people and is currently scheduled to be completed in the first half of 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a $200 million senior secured credit facility to finance construction of the Las Vegas Arena.

We have two reportable segments: wholly owned domestic resorts and MGM China. See Note 11 in the accompanying consolidated financial statements for additional information regarding our segments.

Wholly Owned Domestic Resorts

Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our extensive convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to improved labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. Also, we generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a large number of opportunities to enhance our business operations. The plan is expected to result in approximately $300 million of annualized Adjusted EBITDA benefit. The Profit Growth Plan has begun to show results and is expected to be fully realized by the end of 2017.

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

VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips from MGM Macau and in turn they sell these chips to their players. The nonnegotiable chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are based on either a percentage of actual win plus a monthly complimentary allowance based on a percentage of the rolling chip turnover its customers generate, or a percentage of the rolling chip turnover plus discounted offerings on nongaming amenities. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

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

Formation and Proposed Initial Public Offering of MGM Growth Properties, LLC (“ MGP” )

On October 29, 2015, we announced the formation of MGP as a newly formed subsidiary that we expect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We intend to contribute to a newly formed operating partnership that MGP will control through a general partner subsidiary the real estate associated with Mandalay Bay, The Mirage, New York-New York, Luxor, Monte Carlo, Excalibur, The Park, MGM Grand Detroit, Beau Rivage and Gold Strike Tunica (collectively, the “Properties”). We also intend to incur approximately $4 billion of debt to refinance a portion of the debt outstanding under our existing senior credit facility and senior notes, which refinancing debt would be assumed by the operating partnership. One of our subsidiaries will then lease the Properties from MGP for use under a long-term, “triple net” master lease agreement with a 10-year term that includes four five-year extensions at our option. We will guarantee our subsidiary’s obligations under the master lease. We expect to retain through subsidiaries an approximate 70% economic interest in the new operating partnership, as well as voting control of MGP through our ownership of a controlling share in MGP.

We also announced that MGP had submitted a draft confidential registration statement with the SEC relating to its proposed initial public offering (“IPO”) of shares, the proceeds of which would be used to purchase an approximate 30% economic interest in the operating partnership. The transactions are expected to be completed in the first quarter of 2016, subject to regulatory approvals, including receipt of approvals from gaming regulators, MGP’s registration statement on Form S-11 being declared effective by the SEC, completion of the related financings needed to fund MGP, and other customary conditions. MGP is expected to file the REIT election with its tax return for the calendar year ending December 31, 2016. We may, at any time and for any reason until the proposed transactions are complete, abandon the transactions or modify or change the terms of the transactions.

Although the number of shares that will be sold to the public in connection with the proposed IPO has not been determined, we expect that we will continue to consolidate MGP’s results of operations with our business for accounting purposes upon the completion of the proposed IPO and for so as long as we retain the controlling share in MGP. The minority interest that we do not own following the completion of the proposed IPO will be reflected in our consolidated balance sheets as “non-controlling interests” and such interest’s proportionate share of MGP’s net income or losses will be reflected in our consolidated statements of operations as “net income (loss) attributable to non-controlling interests.” We have no current intention to dispose of our controlling share of MGP or our economic interests in the operating partnership.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Net revenues	$2,280,816	$2,485,007	$6,998,195	$7,696,438
Operating income	297,377	286,489	1,041,002	1,057,425

Consolidated net revenue decreased 8% and 9% for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due to a decrease in casino revenue at MGM Macau, partially offset by increases in casino and non-casino revenue at our wholly owned domestic resorts. See below for additional information related to segment revenues.

Consolidated operating income was $297 million for the three months ended September 30, 2015 compared to $286 million for the same period in the prior year due to an increase in operating income at our wholly owned domestic resorts and an increase in income from unconsolidated affiliates, partially offset by a decrease in operating income at MGM Macau. Continued development of our MGM Cotai, National Harbor and Springfield projects led to an increase in preopening expense for the three months ended September 30, 2015. Corporate expense increased 20%, or $12 million, compared to the prior year quarter, and reflected costs incurred to implement initiatives in relation to the Profit Growth Plan and costs associated with our strategic review totaling $18 million.

Consolidated operating income was $1.0 billion for the nine months ended September 30, 2015 compared to $1.1 billion for the same period in the prior year. The current year period was negatively affected by the decrease in operating income at MGM Macau, partially offset by an increase in operating income at our wholly owned domestic resorts. Operating income during the nine months ended September 30, 2015 benefitted from an increase in income from unconsolidated affiliates, primarily from CityCenter, which included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Preopening expense increased in the nine months ended September 30, 2015 due to the MGM Cotai, National Harbor and Springfield projects. Corporate expense increased 9%, or $15 million, compared to the prior year period, and reflected costs incurred to implement initiatives in relation to the Profit Growth Plan and costs associated with our strategic review totaling $19 million. In the prior year period, property transactions, net was negatively affected by an impairment charge of $29 million related to our investment in Grand Victoria.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,636,188	$1,578,136	$4,919,563	$4,787,640
MGM China	529,037	794,265	1,715,983	2,563,641
Reportable segment net revenues	2,165,225	2,372,401	6,635,546	7,351,281
Corporate and other	115,591	112,606	362,649	345,157
	$2,280,816	$2,485,007	$6,998,195	$7,696,438
Adjusted EBITDA
Wholly owned domestic resorts	$411,289	$327,978	$1,259,231	$1,145,222
MGM China	128,225	213,796	408,898	665,009
Reportable segment Adjusted Property EBITDA	539,514	541,774	1,668,129	1,810,231
Corporate and other	(13,762)	(35,872)	55,527	(73,545)
	$525,752	$505,902	$1,723,656	$1,736,686

Wholly owned domestic resorts. The following table presents detailed net revenues at our wholly owned domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Casino revenue, net
Table games	$213,281	$202,819	$671,848	$661,853
Slots	435,287	419,273	1,288,091	1,235,855
Other	13,563	14,649	51,259	47,210
Casino revenue, net	662,131	636,741	2,011,198	1,944,918
Non-casino revenue
Rooms	450,415	417,610	1,368,872	1,301,781
Food and beverage	379,654	375,072	1,148,312	1,126,688
Entertainment, retail and other	303,405	315,022	886,290	900,281
Non-casino revenue	1,133,474	1,107,704	3,403,474	3,328,750
	1,795,605	1,744,445	5,414,672	5,273,668
Less: Promotional allowances	(159,417)	(166,309)	(495,109)	(486,028)
	$1,636,188	$1,578,136	$4,919,563	$4,787,640

Casino revenue increased 4% in the current year quarter compared to the same period in the prior year, due primarily to a 2% increase in slots volume. Table games volume decreased 1% and table games hold percentage in the third quarter of 2015 was 20.3% compared to 19.8% in the prior year quarter.

Casino revenue increased 3% for the nine months ended September 30, 2015 compared to the same period in the prior year, due to a 4% increase in slots volume. Table games volume for the nine months ended September 30, 2015 remained unchanged compared to the prior year period while table games hold percentage was 20.6% compared to 20.7% in the prior year period.

Rooms revenue increased 8% in the third quarter of 2015 as a result of an 8% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year. Rooms revenue increased 5% for the nine months ended September 30, 2015 as a result of a 5% increase in REVPAR at our Las Vegas Strip resorts. The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Occupancy	96%	95%	94%	94%
Average Daily Rate (ADR)	$141	$131	$147	$140
Revenue per Available Room (REVPAR)	135	124	138	132

Food and beverage revenue for the three months ended September 30, 2015 increased 1% compared to the prior year as a result of an increase in convention and banquet business. For the nine months ended September 30, 2015, food and beverage revenue increased 2% compared to the prior year period due to an increase in convention and banquet business and the opening of several new outlets. Entertainment revenue decreased 4% for the three and nine months ended September 30, 2015, compared to the prior year periods, due primarily to a decline in the revenue generated from in-house shows.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 25% during the three months ended September 30, 2015 compared to the prior year quarter. Adjusted Property EBITDA margin for the third quarter of 2015 increased by 435 basis points to 25.1% compared to the prior year quarter due primarily to an increase in casino and rooms revenues as discussed above. Adjusted Property EBITDA at our wholly owned domestic resorts increased 10% during the nine months ended September 30, 2015 compared to the prior year period. Adjusted Property EBITDA margin for the nine months ended September 30, 2015 increased 168 basis points to 25.6% compared to the prior year period due primarily to an increase in casino and hotel revenues. Additionally, Adjusted Property EBITDA in both the prior year three and nine month periods was negatively affected by an increase in payroll and related expenses, including paid time off accruals.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Casino revenue, net
VIP table games	$244,818	$399,381	$791,563	$1,376,766
Main floor table games	224,508	320,196	735,371	947,683
Slots	50,137	64,220	157,940	209,768
Casino revenue, net	519,463	783,797	1,684,874	2,534,217
Non-casino revenue	32,882	36,131	101,107	109,758
	552,345	819,928	1,785,981	2,643,975
Less: Promotional allowances	(23,308)	(25,663)	(69,998)	(80,334)
	$529,037	$794,265	$1,715,983	$2,563,641

For the three months ended September 30, 2015, net revenue for MGM China decreased 33% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 39%, as well as a decrease in main floor table games revenue of 30%. VIP table games turnover decreased 55% compared to the prior year quarter, while VIP table games hold percentage increased to 3.7% in the current year quarter from 2.7% in the prior year quarter.

MGM China’s Adjusted EBITDA for the three months ended September 30, 2015 and 2014 was $128 million and $214 million, respectively. Adjusted EBITDA margin decreased 268 basis points to 24.2% in the current year quarter, and was negatively affected by the decrease in both VIP and main floor table games revenues. Adjusted EBITDA decreased 39% excluding license fees of $9 million and $12 million for the three months ended September 30, 2015 and 2014, respectively.

Net revenue for the nine months ended September 30, 2015 decreased 33% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 43%, as well as a decrease in main floor table games revenue of 22%. VIP table games turnover decreased 53%, while VIP table games hold percentage increased to 3.4% for the nine months ended September 30, 2015 from 2.8% in the prior year period.

MGM China’s Adjusted EBITDA for the nine months ended September 30, 2015 and 2014 was $409 million and $665 million, respectively. Adjusted EBITDA margin decreased 211 basis points to 23.8% for the nine months ended September 30, 2015, and was negatively affected by the decrease in both VIP and main floor table games revenues. Adjusted EBITDA decreased 38% excluding license fees of $30 million and $43 million for the nine months ended September 30, 2015 and 2014, respectively.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three and nine months ended September 30, 2015 improved due primarily to an increase in our share of operating income from CityCenter, including certain basis difference adjustments, as well as an increase in our share of operating income from Borgata. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Grand Victoria investment impairment charge	$—	$—	$—	$28,789
Other property transactions, net	7,123	6,794	12,665	11,733
	$7,123	$6,794	$12,665	$40,522

Other property transactions, net for the three and nine months ended September 30, 2015 and 2014 includes miscellaneous asset disposals and demolition costs. See Note 4 in the accompanying consolidated financial statements for discussion of the Grand Victoria investment impairment charges in 2014.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Borgata	$31,784	$22,397	$59,534	$40,713
CityCenter	16,459	(6,719)	139,575	6,272
Other	9,107	7,325	18,522	18,978
	$57,350	$23,003	$217,631	$65,963

Our share of Borgata’s operating income increased $9 million in the three months ended September 30, 2015 due primarily to an increase in casino revenues.Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended September 30, 2015 was $16 million. Casino revenues at Aria increased 11%, due to a 3% increase in table games volume and an increase in hold percentage to 22.6% in the current year quarter compared to 21.7% in the prior year quarter. Slots revenue increased 5% primarily as a result of a 3% increase in slots volume. REVPAR increased by 7% at both Aria and Vdara which led to a 4% increase in CityCenter’s rooms revenue in the current quarter compared to the prior year quarter. CityCenter’s operating income in the current year quarter also benefited from an $8 million decrease in general and administrative expense related to legal and professional fees and a decrease in depreciation expense of $27 million as a result of certain furniture and equipment becoming fully depreciated in December 2014. In addition, property transactions, net declined $4 million compared to the prior year quarter.

Our share of Borgata’s operating income increased $19 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in casino and non-casino revenues. Our share of CityCenter’s operating income, including certain basis difference adjustments, for the nine months ended September 30, 2015 was $140 million and included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Casino revenues at Aria were flat compared to the prior year period.  Slots volume increased 4%, offset by a 1% decrease in table games volume and a decrease in table games hold percentage to 22.7% in the nine months ended September 30, 2015 compared to 24.1% for the same period in 2014. Rooms revenue at CityCenter increased 4% due to an increase in REVPAR of 6% and 7% at Aria and Vdara, respectively. CityCenter’s operating income for the nine months ended September 30, 2015 benefited from a decrease of $16 million in general and administrative expense related to legal and professional fees and a decrease in depreciation expense of $75 million as a result of certain furniture and equipment becoming fully depreciated in December 2014.

Non-operating Results

Interest expense

Gross interest expense for the three months ended September 30, 2015 increased $2 million compared to the prior year period due to an increase in the average outstanding amounts borrowed under the MGM Grand Paradise credit facility and an increase in the amortization of debt issuance costs resulting from costs incurred associated with the refinancing of the MGM China credit facility in June 2015, partially offset by a decrease in the average outstanding debt balance related to our senior notes.

Gross interest expense increased $24 million for the nine months ended September 30, 2015 compared to the prior year period due to an increase in the weighted average interest rate of our senior notes, an increase in average outstanding amounts borrowed under the MGM Grand Paradise credit facility and an increase in the amortization of debt issuance costs related to the MGM Grand Paradise credit facility.

Capitalized interest was $19 million and $42 million during the three and nine months ended September 30, 2015, respectively, compared to $6 million and $14 million during the three and nine months ended September 30, 2014, respectively. The increase in both the three and nine month periods was due primarily to the MGM Cotai, National Harbor and Springfield projects.

Non-operating items from unconsolidated affiliates

Non-operating expense from unconsolidated affiliates decreased by $9 million for the nine months ended September 30, 2015, due to a decrease in interest expense at CityCenter, as well as a loss recorded in the prior year period related to the refinancing of CityCenter’s credit facility.

Income taxes

We recorded income tax benefit of $16 million and $77 million for the three and nine months ended September 30, 2015, respectively, compared to an income tax provision of $10 million and an income tax benefit of $44 million for the three and nine months ended September 30, 2014, respectively. Because we no longer have federal income tax net operating loss carryforwards at December 31, 2014, the amount of foreign tax credit utilization increases in 2015 compared to 2014, resulting in greater overall income tax benefit in 2015 than in 2014. The income tax benefit was reduced in part by additional valuation allowance recorded against the foreign tax credit deferred tax asset in the nine months ended September 30, 2015. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each reportable segment or operating segment, as applicable. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies.

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

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)
Adjusted EBITDA	$525,752	$505,902	$1,723,656	$1,736,686
Preopening and start-up expenses	(16,510)	(10,233)	(50,270)	(25,628)
Property transactions, net	(7,123)	(6,794)	(12,665)	(40,522)
Depreciation and amortization	(204,742)	(202,386)	(619,719)	(613,111)
Operating income	297,377	286,489	1,041,002	1,057,425
Non-operating income (expense)
Interest expense, net of amounts capitalized	(191,781)	(202,835)	(611,288)	(616,158)
Other, net	(27,354)	(23,064)	(72,436)	(71,018)
	(219,135)	(225,899)	(683,724)	(687,176)
Income before income taxes	78,242	60,590	357,278	370,249
Benefit (provision) for income taxes	16,493	(10,208)	76,570	44,401
Net income	94,735	50,382	433,848	414,650
Less: Net income attributable to noncontrolling interests	(28,310)	(70,652)	(100,114)	(222,260)
Net income (loss) attributable to MGM Resorts International	$66,425	$(20,270)	$333,734	$192,390

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$72,646	$—	$153	$23,028	$95,827
MGM Grand Las Vegas	43,889	—	17	18,276	62,182
Mandalay Bay	29,180	—	1,506	19,275	49,961
The Mirage	16,390	—	2	10,790	27,182
Luxor	12,490	(1)	36	9,170	21,695
New York-New York	19,023	1	878	4,929	24,831
Excalibur	17,606	—	46	3,621	21,273
Monte Carlo	11,345	1	1,070	8,956	21,372
Circus Circus Las Vegas	8,504	—	9	3,864	12,377
MGM Grand Detroit	27,254	—	—	6,118	33,372
Beau Rivage	20,161	—	7	6,511	26,679
Gold Strike Tunica	8,617	—	5	2,938	11,560
Other resort operations	2,963	—	—	15	2,978
Wholly owned domestic resorts	290,068	1	3,729	117,491	411,289
MGM China	62,833	3,491	139	61,762	128,225
Unconsolidated resorts	56,380	970	—	—	57,350
Management and other operations	3,238	298	123	1,932	5,591
	412,519	4,760	3,991	181,185	602,455
Stock compensation	(7,386)	—	—	—	(7,386)
Corporate	(107,756)	11,750	3,132	23,557	(69,317)
	$297,377	$16,510	$7,123	$204,742	$525,752

	Three Months Ended September 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$65,589	$—	$284	$22,547	$88,420
MGM Grand Las Vegas	33,236	—	44	20,567	53,847
Mandalay Bay	10,478	—	1,606	17,712	29,796
The Mirage	4,896	416	288	12,244	17,844
Luxor	8,018	2	50	9,493	17,563
New York-New York	15,854	—	84	4,583	20,521
Excalibur	9,828	—	28	3,834	13,690
Monte Carlo	8,646	107	19	5,378	14,150
Circus Circus Las Vegas	2,133	42	69	3,849	6,093
MGM Grand Detroit	26,164	—	2,411	6,008	34,583
Beau Rivage	13,049	—	392	6,612	20,053
Gold Strike Tunica	7,462	—	—	3,052	10,514
Other resort operations	(1,107)	—	1,468	543	904
Wholly owned domestic resorts	204,246	567	6,743	116,422	327,978
MGM China	140,257	1,467	52	72,020	213,796
Unconsolidated resorts	22,986	17	—	—	23,003
Management and other operations	3,138	—	—	2,046	5,184
	370,627	2,051	6,795	190,488	569,961
Stock compensation	(7,275)	—	—	—	(7,275)
Corporate	(76,863)	8,182	(1)	11,898	(56,784)
	$286,489	$10,233	$6,794	$202,386	$505,902

	Nine Months Ended September 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$220,097	$—	$337	$68,363	$288,797
MGM Grand Las Vegas	144,505	—	99	55,434	200,038
Mandalay Bay	104,064	—	2,662	58,019	164,745
The Mirage	59,970	50	1,302	34,479	95,801
Luxor	33,993	(2)	88	28,243	62,322
New York-New York	60,932	(74)	1,142	15,040	77,040
Excalibur	48,514	—	128	10,956	59,598
Monte Carlo	41,289	2	1,599	20,848	63,738
Circus Circus Las Vegas	19,582	281	9	11,696	31,568
MGM Grand Detroit	91,799	—	—	17,924	109,723
Beau Rivage	47,217	—	7	19,560	66,784
Gold Strike Tunica	25,280	—	14	8,850	34,144
Other resort operations	4,467	—	—	466	4,933
Wholly owned domestic resorts	901,709	257	7,387	349,878	1,259,231
MGM China	192,805	10,332	968	204,793	408,898
Other unconsolidated resorts	215,218	2,413	—	—	217,631
Management and other operations	22,104	842	1,079	5,778	29,803
	1,331,836	13,844	9,434	560,449	1,915,563
Stock compensation	(22,280)	—	—	—	(22,280)
Corporate	(268,554)	36,426	3,231	59,270	(169,627)
	$1,041,002	$50,270	$12,665	$619,719	$1,723,656

	Nine Months Ended September 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$241,467	$—	$857	$66,864	$309,188
MGM Grand Las Vegas	108,597	197	243	61,414	170,451
Mandalay Bay	78,413	1,133	1,845	57,408	138,799
The Mirage	41,850	438	2,236	37,649	82,173
Luxor	28,559	2	50	28,252	56,863
New York-New York	56,496	102	426	13,602	70,626
Excalibur	41,888	—	359	11,039	53,286
Monte Carlo	36,751	1,486	176	15,631	54,044
Circus Circus Las Vegas	6,978	78	61	11,498	18,615
MGM Grand Detroit	87,622	—	2,489	17,491	107,602
Beau Rivage	32,691	—	951	19,541	53,183
Gold Strike Tunica	20,478	—	265	9,523	30,266
Other resort operations	(2,962)	—	1,460	1,628	126
Wholly owned domestic resorts	778,828	3,436	11,418	351,540	1,145,222
MGM China	438,958	6,792	(4)	219,263	665,009
Other unconsolidated resorts	65,826	137	—	—	65,963
Management and other operations	30,153	—	1	6,984	37,138
	1,313,765	10,365	11,415	577,787	1,913,332
Stock compensation	(20,367)	—	—	—	(20,367)
Corporate	(235,973)	15,263	29,107	35,324	(156,279)
	$1,057,425	$25,628	$40,522	$613,111	$1,736,686

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at September 30, 2015 were $1.8 billion, which included $808 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $738 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $1.0 billion in the prior year period. Operating cash flows decreased due to a decrease in operating income at MGM China in the current year period, partially offset by an increase in operating income at our wholly owned domestic resorts. Operating cash flows related to MGM China were $316 million for the nine months ended September 30, 2015 compared to $572 million in the prior year period.

Investing activities. We made capital expenditures of $1.0 billion for the nine months ended September 30, 2015, of which $405 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $372 million related to the construction of MGM Cotai and $33 million related to projects at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $595 million included $247 million and $33 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of The Park entertainment district, and restaurant and entertainment venue remodels. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

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

Investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter pursuant to the completion guarantee and investments in the Las Vegas Arena Company for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, investing activities also included proceeds of $20 million related to the sale of Railroad Pass and Gold Strike Jean, $203 million of distributions received from unconsolidated affiliates, which includes a $200 million distribution paid by CityCenter in April 2015, $200 million invested in certificates of deposit with original maturities longer than 90 days and proceeds of $770 million related to the maturity of certificates of deposit with original maturities longer than 90 days. For the nine months ended September 30, 2014, investing activities included activity related to the investment of funds held by the trust that held our 50% ownership in Borgata prior to its dissolution in September 2014.

Financing activities. In the nine months ended September 30, 2015, we borrowed net debt of $109 million, which included $1.0 billion of borrowings under the MGM Grand Paradise credit facility and the repayment of the $875 million 6.625% senior notes at maturity in July 2015 using cash on hand. Additionally, we paid $46 million of debt issuance costs related to the refinancing of the MGM Grand Paradise credit facility. During the nine months ended September 30, 2014, we repaid net debt of $530 million, which included the repayment of the $509 million 5.875% senior notes at maturity in February 2014.

MGM China paid a $400 million special dividend in March 2015, a $120 million final dividend in June 2015 and a $76 million interim dividend in August 2015, of which $196 million, $59 million and $37 million was distributed to noncontrolling interests, respectively. MGM China paid a $499 million special dividend in March 2014, a $127 million final dividend in June 2014 and a $137 million interim dividend in September 2014, of which $245 million, $62 million and $67 million was distributed to noncontrolling interests, respectively.

Additionally, we received $5 million in the nine months ended September 30, 2015 related to proceeds from the issuance of non-voting membership interests in MGM National Harbor.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At September 30, 2015, we had $12.8 billion of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility, and $1.6 billion of borrowings outstanding under the $3.0 billion MGM Grand Paradise credit facility. We have an estimated $777 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility.

In addition, we have made significant investments through September 30, 2015 and we expect to make capital investments as described below during the full year 2015. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	$430 million in capital expenditures at our wholly owned domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	$370 million in capital expenditures, including land costs, related to the MGM National Harbor project;

•	$20 million in capital expenditures, including land costs, related to the MGM Springfield project; and

•	$50 million investment in our Las Vegas Arena project.

During the full year 2015, MGM China expects to spend approximately $60 million in capital improvements at MGM Macau and $600 million on the MGM Cotai project, excluding capitalized interest and land related costs.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of September 30, 2015, MGM China had paid $130 million of the contract premium, including interest due on the semi-annual installments. Including interest on the three remaining semi-annual installments, MGM China has approximately $44 million remaining payable for the land concession contract.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates since year end, except as discussed below.

In accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group.

Due to a significant decrease in MGM China’s cash flows as well as a decline in the market capitalization of MGM China relative to its net book value, we performed an interim impairment test of goodwill related to the MGM China reporting unit in the second quarter of 2015. As of the date we completed our 2015 interim goodwill impairment analysis, the estimated fair value of our MGM China reporting unit exceeded its carrying value by 9%. Therefore, we concluded that goodwill related to the MGM China reporting unit was not impaired. There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. Management makes significant judgments and estimates as part of these analyses. If future operating results of MGM China do not meet current expectations it could cause its carrying value to exceed its fair value in future periods, potentially resulting in a goodwill impairment charge.

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

As of September 30, 2015, variable rate borrowings represented 33% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $27 million based on gross amounts outstanding at September 30, 2015. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $16 million based on amounts outstanding at September 30, 2015. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015

	(In millions)
Fixed-rate	$—	$1,476	$743	$475	$850	$5,004	$8,548	$8,851
Average interest rate	N/A	8.3%	7.6%	11.9%	8.6%	6.6%	7.5%
Variable rate	$7	$28	$1,104	$797	$2,347	$—	$4,283	$4,260
Average interest rate	3.3%	3.3%	2.9%	2.0%	3.0%	N/A	2.8%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of September 30, 2015, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $8 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $16 million.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding, our ability and ultimate decision to complete the REIT transaction and related financing transactions in the first quarter of 2016 or at all, the anticipated terms of any such REIT transaction, including the terms of the master lease, and the realization of any potential advantages, benefits and the impact of, and opportunities created by, the REIT transaction, expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, such as the Profit Growth Plan, the expected results of the Profit Growth Plan, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, dividends we will receive from MGM China or distributions we will receive from CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

•

current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures and investments as well as strategic initiatives such as the proposed REIT transaction;

•

restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness could significantly affect our ability to operate our business, as well as significantly affect our liquidity;

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;

•

the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business, including whether or when we may be able to complete the proposed REIT transaction;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2015, the lead plaintiffs and defendants agreed in principle to settle the securities class actions. In August 2015, the lead plaintiffs and defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the claims against the Company and the named former and current directors and officers will be dismissed with prejudice and released in exchange for a $75 million cash payment by the Company’s directors and officers liability insurers. In August 2015, the lead plaintiffs filed with the court an Unopposed Motion for Preliminary Approval of the Settlement Agreement. In September 2015, the court entered an Order Preliminarily Approving Settlement, and scheduled a hearing for December 15, 2015 to determine whether to grant final approval to the settlement. If the court grants final approval of the Settlement Agreement and enters the proposed judgment, all claims in these cases against the Company and the individual defendants will be resolved. In the event that defendants are unable to obtain final court approval of the Settlement Agreement, the Company and all other defendants will continue to vigorously defend against the claims asserted in these securities cases.

Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those factors for the nine months ended September 30, 2015, except as discussed below.

There are risks associated with our proposed REIT transactions. On October 29, 2015, we announced the formation of MGP and our intention that it elect to be taxed as a REIT for U.S. Federal income tax purposes following the proposed contribution of Properties and related debt and equity financing transactions, including the IPO of MGP shares as reflected in a draft confidential registration statement filed with the SEC. Following the completion of the IPO and the filing of its election to be taxed as a REIT,

MGP would be a publicly traded, controlled REIT primarily engaged in owning, acquiring and leasing large-scale casino resort properties, which include casino gaming, hotel, convention, dining, entertainment, retail and mixed-use facilities, and other resort amenities.

The completion of the proposed REIT transactions and IPO is subject to numerous conditions and the finalization of terms relating to the transactions, which are subject to a number of variables, including changes in market conditions, and may not occur on favorable terms or at all. We have not yet determined the number of shares that will be sold in the proposed IPO or the valuation of such shares. Therefore, the amount of cash we expect to raise in connection with the proposed IPO and related transactions, and the degree to which we are able to reduce our indebtedness, is uncertain.

In connection with the proposed REIT transactions and IPO:

•

our stock price could fluctuate significantly in response to developments relating to the proposed REIT transactions and IPO or other action or market speculation regarding the proposed REIT transactions and IPO;

•	we will incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and
•

although we have not made any determination regarding whether we will dispose of our interest in MGP and the operating partnership following the proposed transactions, to the extent that further dispositions result in our owning less than a controlling interest in MGP, MGP’s financial results may no longer be consolidated with our financial results and we may be required to report MGP’s operating results as discontinued operations, which may materially and adversely affect our consolidated results of operations.

We may not complete the proposed REIT transactions and IPO, in which event we will have incurred significant expenses that we will be unable to recover, and for which we will not receive any benefit. If the proposed IPO is completed, MGP would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase our market value.

We may not achieve some or all of the expected benefits of the proposed REIT transactions and IPO. We may not be able to achieve the full strategic and financial benefits expected to result from the proposed REIT transactions and IPO, or such benefits may be delayed. If we are unable to achieve the strategic and financial benefits expected to result from the proposed REIT transactions and IPO, our business, financial condition and results of operations could be materially adversely affected.

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval. As of September 30, 2015, Tracinda Corporation beneficially owned approximately 16% of our outstanding common stock and as a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions. Upon Mr. Kerkorian’s passing, Tracinda’s position in our common stock became subject to the terms of Mr. Kerkorian’s last will and testament, which provides for an orderly disposition of Tracinda’s position in our common stock. As a result, we expect that Tracinda’s ownership of our common stock will decline in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

10.1	Profit Growth Share Incentive Plan of the Company.
10.2	Form of Performance Share Units Agreement (Profit Growth Share Incentive Plan) of the Company.
10.3	Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2015 and thereafter.
10.4	Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter.
10.5	Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter.
10.6	Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter.
10.7

Employment Agreement, effective as of May 4, 2015, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: November 6, 2015	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)