Form 10-K
period 2015-12-31
MGM Resorts International
filed 2016-02-29
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes            No    X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2015 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2015) was $8.6 billion.  As of February 24, 2016, 564,861,087 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

MGM Resorts International is referred to as the “Company,” “MGM Resorts,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Overview

Vision, Mission and Strategies

MGM Resorts International’s vision is to be the best-in-class operator of integrated destination resorts that deliver high-quality entertainment, gaming and hospitality experiences.

Our mission is to create memorable experiences that engage, entertain, and inspire our guests through our diverse and talented people and our portfolio of brands.  We champion the principles of corporate social responsibility while serving our guests, employees, communities and stakeholders worldwide.

The following are our strategic objectives:

•	Drive operational and capital structure improvements to enhance shareholder value;
•	Enhance our culture and approach to operations to better leverage investments in critical foundational competencies that support a high performance organization;
•	Identify and execute on expansion and development opportunities in key domestic and international markets to grow global presence; and
•	Continue to solidify our reputation as a global leader in the practice of corporate social responsibility to sustain long-term shareholder value.

Reportable Segments

We have two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. We currently operate 12 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau. We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee.  See “Resort Operations” below, as well as “Executive Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 in the accompanying notes to the consolidated financial statements, for additional information related to our segments.

Resort Operations

General

Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities.  We believe we own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.  We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development and repay debt financings.

We believe we operate the highest quality resorts in each of the markets in which we operate. As discussed above, ensuring our resorts are the premier resorts in their respective markets requires capital investments to maintain the best possible experiences for our guests. The quality of our resorts and amenities can be measured by our success in winning numerous awards, both domestic and globally, including several Four and Five Diamond designations from the American Automobile Association as well as multiple Four and Five Star designations from Forbes Travel Guide.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Chinese New Year.  While our results do not depend on key individual customers, a significant portion of our operating income is generated from high-end gaming customers, which can cause variability in our results.  In addition, our success in marketing to customer groups such as convention customers and the financial health of customer segments such as business travelers or high-end gaming customers from a specific country or region can affect our results.

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

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2015.  Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Wholly Owned Domestic Resorts:
Las Vegas
Bellagio	3,933	156,000	1,915	145
MGM Grand Las Vegas (4)	6,141	153,000	1,695	128
Mandalay Bay (5)	4,752	160,000	1,351	82
The Mirage	3,044	100,000	1,318	81
Luxor	4,400	116,000	1,069	58
Excalibur	3,981	95,000	1,217	52
New York-New York	2,024	90,000	1,254	72
Monte Carlo	2,992	87,000	1,172	65
Circus Circus Las Vegas	3,763	98,000	1,320	43
Other
MGM Grand Detroit (Detroit, Michigan) (6)	400	127,000	3,561	121
Beau Rivage (Biloxi, Mississippi)	1,740	74,000	1,831	80
Gold Strike (Tunica, Mississippi)	1,133	53,000	1,229	58
Subtotal	38,303	1,309,000	18,932	985
MGM China:
MGM Macau – 51% owned (Macau S.A.R.)	579	274,000	1,272	417
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (7)	5,891	140,000	1,626	124
Borgata – 50% owned (Atlantic City, New Jersey) (8)	2,767	161,000	3,026	184
Grand Victoria – 50% owned (Elgin, Illinois) (9)	–	30,000	1,100	29
Subtotal	8,658	331,000	5,752	337
Grand total	47,540	1,914,000	25,956	1,739

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)	Includes 1,148 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(7)

Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms.  Vdara includes 1,495 condo-hotel units. As of December 31, 2015, 147 units have been sold and closed, of which 66 units were contracted to participate in a hotel rental program managed by CityCenter. The remaining 1,348 unsold units are being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(8)	The other 50% of Borgata is owned by Boyd Gaming Corporation, which also operates the resort.
(9)	The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, which also operates the resort.

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

MGM China. We own a 51% controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Macau is the world’s largest gaming destination in terms of revenue and we expect future growth in the Asian gaming market.

Our current MGM China operations relate to MGM Macau and the development of an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau, discussed further below. Revenues at MGM Macau are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., and expires in 2020.  The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 18 acre site on the Cotai Strip in Macau (“MGM Cotai”).  The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years.  Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

Construction of MGM Cotai commenced in 2013 and it is anticipated to open at the end of the first quarter of 2017. China State Construction Engineering Corporation serves as the sole general contractor for the project.  MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms.  The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than our 500 gaming table capacity.  The total estimated project budget is $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

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

Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area.   Our Las Vegas Strip resorts also compete, in part, with each other.  According to the Las Vegas Convention and Visitors Authority, there were approximately 149,200 and 150,500 guestrooms in Las Vegas at December 31, 2015 and 2014, respectively.  At December 31, 2015, we operated approximately 27% of the guestrooms in Las Vegas.  Las Vegas visitor volume was 42.3 million in 2015, a 2.9% increase from the 41.1 million reported for 2014.  Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas.  Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas.

Outside Nevada, our resorts primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success.  In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan.  In Biloxi, Mississippi we compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

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

Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows.  Additionally, we face competition at our Macau and Cotai properties from several concessionaires who have expansion plans announced or underway, primarily on the Cotai Strip with several expected openings in 2016 and 2017.

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

Wholly owned domestic resorts.  M life, our customer loyalty program, is a broad-based program recognizing and rewarding customer spending across many channels focusing on wallet share capture and increased loyalty through unique and exclusive benefits and rewards.  M life provides access to rewards, privileges, and members-only events.  M life is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Members may earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices or the M life front desk at participating properties.  Points may also be redeemed for free slot play on participating machines. Members can utilize the M life website, www.mlife.com, to see offers, tier levels and point and Express Comps balances.

M life utilizes advanced analytic techniques that identify customer preferences and help predict future customer behavior, allowing us to make more relevant offers to members, influence incremental visits, and help build lasting customer relationships. In addition to the loyalty program, we issue a company magazine - M life Magazine - to highlight customers’ experiences and showcase “Moments” that members can redeem through the accumulation of Express Comps.

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

MGM China.  MGM Macau’s loyalty program is the Golden Lion Club, a tiered program which meets the needs of a range of members from lower spending leisure and entertainment customers through the highest level VIP cash players.  The structured rewards system based on member value and tiers ensures that customers can progressively access the full range of services that the resort provides. The program is aspirational by design and transparent in its rewards, encouraging members to increase both visitation and spend.  In addition to the rewards offered to Golden Lion Club members, MGM Macau has developed dedicated gaming and non-gaming areas to reflect different levels of rated play. Information from the Golden Lion Club is used to analyze customer usage by segment and individual player profile.

In addition to the Golden Lion Club program, MGM Macau has also created and continues to expand several luxurious private gaming salons that provide distinctive, high-end environments for the VIP players brought to the resort through gaming promoters and the in-house VIP marketing team.  MGM Macau has created a variety of incentive programs to reward gaming promoters for increased business and efficiency.

Technology

We utilize various types of technology to maximize revenue, drive efficiency in our operations, and serve our customers more effectively. We continue to move forward on standardizing the technology platforms for several of our key operational systems. The standardization of these systems will afford us efficiencies in operations and integration with future technology. These systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other local resorts to their hotel folio. Additionally, we utilize yield management programs at our resorts that help us maximize occupancy and room rates.

We continue to enhance our eCommerce platform, which is critical to our digital platforms that support our domestic portfolio of casino resorts. Our eCommerce platform provides our guests and business partners a premier digital experience where they have the ability to create an all-inclusive experience, from accommodations to dining to shows with real time recommendations provided based on the guests’ shopping experience.  Available through our domestic resorts’ individual websites and our loyalty program website (www.mlife.com), the eCommerce platform gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. In addition, this platform also provides our contact center agents in Las Vegas a unified and integrated customer service application, allowing our agents to provide fast, efficient, and pertinent service to our guests.

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

Diversity and inclusion. Diversity and inclusion are fundamental to our Company’s value system, our people philosophy, our cultural life and therefore, our competitive advantage as an employer and destination of choice for our global customer base.  Our diversity initiative at our resorts fosters employee engagement, individual responsibility, team collaboration, leadership competency, high performance and innovation.  Our diversity initiative has been widely recognized for many years and has been awarded numerous accolades.

Philanthropy and community engagement.  Our host community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families.  Our community platform features three main programs: our Corporate Giving Program, our employee-funded MGM Resorts Foundation and our Employee Volunteer Program.  Through these channels, we make financial and in-kind donations, contribute volunteer service and participate in civic and non-profit organizations and issues that advance the quality of life in our communities. Key investment areas include basic human needs, diversity, public education, health and wellness and environmental sustainability.

Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives in energy and water conservation, recycling and waste management, sustainable supply chain and green building.  Certain of our casino resorts in Nevada and our casino resort in Michigan were the first in each state to earn certification from Green Key, the largest international program evaluating sustainable hotel operations.  We received certifications at all of our wholly owned domestic resorts and Aria and Vdara at CityCenter. Aria, Vdara, Bellagio and Mandalay Bay are the only casino resorts to receive “Five Green Key” (the highest possible) ratings.  Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

In addition, we believe that incorporating the tenets of sustainability in our business decisions advances a platform for innovation and operational efficiency. CityCenter (Aria, Vdara, Veer, Mandarin Oriental Las Vegas, and The Shops at Crystals) is one of the world’s largest private sustainable developments. With six LEED® Gold certifications from the U.S. Green Building Council, CityCenter serves as the standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

At MGM Macau, we incorporate the same commitment to environmental preservation.  Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM Macau receiving the Macau Environmental Protection Bureau – Macau Green Hotel Award.

The construction of MGM National Harbor and MGM Springfield will further position MGM Resorts as a leader in sustainable resort operations, and by adopting innovative technologies in the design and operating practices of these resorts, we are advancing our commitment to protecting the planet in new regions.

Development and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts and other developments or initiatives and repaying long-term debt. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

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

MGM National Harbor

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor a license to build and operate a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington D.C. The expected cost to develop and construct MGM National Harbor is approximately $1.3 billion, excluding capitalized interest and land-related costs. The Company expects the resort to include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high‑end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. MGM National Harbor is expected to open in the fourth quarter of 2016.

MGM Springfield

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield, Massachusetts. The Company’s plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375-space parking garage, with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land related costs. Construction of MGM Springfield is expected to be completed in late 2018.

T-Mobile Arena

In 2013, the Company formed Las Vegas Arena Company, LLC (the “Las Vegas Arena Company”) with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – a leader in sports, entertainment, and promotions – to design, construct, and operate an arena, located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of Las Vegas Arena Company. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs and is scheduled to open in April 2016.  The Las Vegas Arena Company recently entered into a multi-year naming rights agreement with T-Mobile.  T-Mobile Arena will have a limited number of exclusive founding partners which already include Coca-Cola, Cox Business, Toshiba American Business Solutions Inc. and Schneider Electric.  T-Mobile Arena will seat between 18,000 and 20,000 people and is expected to host world-class events – from UFC, boxing, hockey, basketball and bull riding to high-profile awards shows and top-name concerts. Also, effective January 1, 2016, the Las Vegas Arena Company leases and operates the MGM Grand Garden Arena under a long term lease with an initial 15-year term, plus two 5-year renewal options.  See Note 6 and Note 11 for additional information related to Las Vegas Arena Company.

MGM Hospitality

The Company has entered into management agreements for future non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, the Company and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. Upon formation, the Company contributed its management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) under development to MGM Hakkasan. In May 2015, the Company and the Hakkasan Group mutually agreed to terminate MGM Hakkasan and the brand license from Hakkasan Group. The Company will continue to develop these projects under its brands through MGM Hospitality (a wholly owned subsidiary). Additionally, the Company will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including MGM Grand Sanya.

Formation and Proposed Initial Public Offering of MGM Growth Properties, LLC (“ MGP” )

On October 29, 2015, we announced the formation of MGP, a newly formed subsidiary that we expect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We intend to contribute the real estate associated with Mandalay Bay, The Mirage, New York-New York, Luxor, Monte Carlo, Excalibur, The Park, MGM Grand Detroit, Beau Rivage and Gold Strike Tunica (collectively, the “Properties”) to a newly formed operating partnership (the “Operating Partnership”), which MGP will control through a general partner subsidiary. We also intend to incur approximately $4 billion of debt to refinance a portion of the debt outstanding under our existing senior credit facility and senior notes, which refinancing debt would be assumed by the Operating Partnership in connection with the REIT transaction. One of our subsidiaries will then lease the Properties from MGP for use under a long-term, “triple net” master lease agreement with an initial 10-year term that includes four five-year extensions at our option. We will guarantee our subsidiary’s obligations under the master lease. We expect to retain through subsidiaries an approximate 70% economic interest in the new Operating Partnership, as well as voting control of MGP through our ownership of a controlling share in MGP.

We also announced that MGP had submitted a draft confidential registration statement with the Securities and Exchange Commission (“SEC”) relating to its proposed initial public offering (“IPO”) of shares, the proceeds of which would be used to purchase an approximate 30% economic interest in the Operating Partnership. The transaction is expected to be completed in the first half of 2016, subject to regulatory approvals, including receipt of approvals from gaming regulators, MGP’s registration statement on Form S-11 being declared effective by the SEC, completion of the related financings needed to fund MGP, general market conditions and other customary conditions. MGP is expected to file the REIT election with its tax return for the calendar year ending December

31, 2016. We may, at any time and for any reason until the proposed transaction is complete, abandon the transaction or modify or change the terms of the transaction.

Although the number of shares that will be sold to the public in connection with the proposed IPO has not been determined, we expect that we will continue to consolidate MGP’s results of operations with our business for accounting purposes upon the completion of the proposed IPO and for so long as we retain the controlling share in MGP. The minority interest that we do not own following the completion of the proposed IPO will be reflected in our consolidated balance sheets as “non-controlling interests” and such interest’s proportionate share of MGP’s net income or losses will be reflected in our consolidated statements of operations as “net income (loss) attributable to non-controlling interests.” We have no current intention to dispose of our controlling share of MGP or our economic interests in the operating partnership.

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the United States.  In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2015, we had approximately 44,600 full-time and 14,900 part-time employees domestically, of which 6,100 and 2,300, respectively, support the Company’s management agreements with CityCenter.  In addition, we had approximately 5,900 employees at MGM Macau.  We had collective bargaining contracts with unions covering approximately 29,900 of our employees as of December 31, 2015.  In November 2013, Las Vegas union employees approved new collective bargaining agreements covering most of our Las Vegas union employees; these agreements expire in 2018.  Pursuant to the terms of the Company’s labor agreements for its 10 Las Vegas properties, the Local Joint Executive Board of Las Vegas (Culinary and Bartenders Unions) and the Company will re-open its collective bargaining agreements. The purpose of these discussions includes wage negotiation, the funding of benefit funds for the remainder of the contract term, and alternative business and financial models for operating food and beverage venues.  In December 2015, Detroit union employees, represented by the Detroit Casino Council, approved a new five-year collective bargaining agreement.  Gold Strike Tunica is currently engaged in bargaining for a first labor contract with a council of unions representing various hotel and food and beverage constituencies.  As of December 31, 2015, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements. We consider our employee relations to be good.

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

Our businesses are subject to various federal, state, local and foreign laws and regulations affecting businesses in general.  These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, employees, currency transactions, taxation, zoning and building codes (including regulations under the Americans with Disabilities Act, which requires all public accommodations to meet certain federal requirements related to access and use by disabled persons), construction, land use and marketing and advertising.  We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2015 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability and ultimate decision to complete the REIT transaction and related financing transactions, the anticipated terms of any such REIT transaction, including the terms of the master lease, and the realization of any potential advantages, benefits and the impact of, and opportunities created by, the REIT transaction; expected market growth in Macau; our ability to generate significant cash flow and execute on ongoing and future projects, such as the Profit Growth Plan, and the expected results of the Profit Growth Plan; amounts we will spend in capital expenditures and investments; the opening of strategic resort and other developments and the estimated costs and expected components associated with those developments; and dividends and distributions we will receive from MGM China or CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations;
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

•	risks associated with our proposed REIT transaction;
•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•

the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business, including whether or when we may be able to complete the proposed REIT transaction;

•	the impact on our business of economic and market conditions in the markets in which we operate and in the locations in which our customers reside;
•	the fact that we may not realize all of the anticipated benefits of our Profit Growth Plan;
•	restrictions on our ability to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China;
•

the ability of the Macau government to terminate MGM Grand Paradise’s gaming subconcession under certain circumstances without compensating MGM Grand Paradise or refuse to grant MGM Grand Paradise an extension of the subconcession, which is scheduled to expire on March 31, 2020;

•	our ability to build and open our development in Cotai, which is expected to be completed at the end of the first quarter of 2017;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;
•	our ability to recognize our foreign tax credit deferred asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;

•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that future construction, development or expansion projects will be susceptible to substantial development and construction risks;
•

the fact that our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;

•	the fact that a failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business;
•	the risks associated with doing business outside of the United States and the impact of any potential violations of the Foreign Corrupt Practices Act or other similar anti-corruption laws;
•	risks related to pending claims that have been, or future claims that may be, brought against us;
•	the fact that a significant portion of our labor force is covered by collective bargaining agreements;
•	the sensitivity of our business to energy prices and a rise in energy prices could harm our operating results;
•

the potential that failure to maintain the integrity of our computer systems and internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;

•	increases in gaming taxes and fees in the jurisdictions in which we operate;
•	the fact that acquisitions, dispositions or other investments we may seek to pursue in the future may be unsuccessful; and
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange.

Any forward-looking statement made by us in this Form 10-K or our 2015 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of February 29, 2016, the name, age and position of each of our executive officers.  Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	54	Chairman and Chief Executive Officer
Robert H. Baldwin	65	Chief Customer Development Officer
William J. Hornbuckle	58	President
Corey I. Sanders	52	Chief Operating Officer
Daniel J. D’Arrigo	47	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	63	Executive Vice President, Special Counsel – Litigation and Chief Diversity Officer
John M. McManus	48	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	60	Executive Vice President and Chief Accounting Officer

Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President from December 1999 to December 2012.  He served as Chief Operating Officer from August 2007 through December 2008.  He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Mr. Baldwin has served as Chief Customer Development Officer since August 2015.  He served as Chief Design and Construction Officer from August 2007 to August 2015, Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of December 31, 2015, we had approximately $12.8 billion principal amount of indebtedness outstanding, including $2.7 billion of borrowings outstanding under our senior secured credit facility and $1.2 billion of available borrowing capacity.  Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs.  In addition, as of December 31, 2015, MGM China had approximately $1.6 billion of debt outstanding under its credit facility.  Furthermore, in January 2016, our subsidiary MGM National Harbor, LLC entered into a $525 million senior secured credit facility consisting of a $425 million delayed draw term loan, of which $250 million was funded at closing, and a $100 million revolver. We do not guarantee MGM China’s or MGM National Harbor, LLC’s obligations under their respective credit agreements and, to the extent MGM Macau or MGM National Harbor, LLC were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

In addition, our substantial indebtedness and significant financial commitments could have important negative consequences on us, including:

•	increasing our exposure to general adverse economic and industry conditions;
•	limiting our flexibility to plan for, or react to, changes in our business and industry;
•	limiting our ability to borrow additional funds;
•	making it more difficult for us to make payments on our indebtedness; or
•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, our businesses are capital intensive.  For our owned and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished.  Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.  Similarly, development projects, including the T-Mobile Arena project and our development projects in Massachusetts and Maryland, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

•

Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures.  Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments depends on our ability to generate cash flow in the future, receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China, borrow under our senior secured credit facility or incur new indebtedness.  If regional and national economic conditions deteriorate we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments.  We cannot assure you that our business will generate sufficient cash flow from operations, continue to receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China, that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us.

We have a significant amount of indebtedness maturing in 2016, and thereafter.  Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above.  If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments.  There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

•

The agreements governing our senior secured credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.  Covenants governing our senior secured credit facility and certain of our debt securities restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase or issue equity, prepay certain debt or make certain investments;
•	incur additional debt;
•	incur liens on assets;
•	sell assets or consolidate with another company or sell all or substantially all of our assets;
•	enter into transactions with affiliates;
•	allow certain subsidiaries to transfer assets; and
•	enter into sale and lease-back transactions.

Our ability to comply with these provisions may be affected by events beyond our control.  The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  Any default under our senior secured credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt.

In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility and MGM National Harbor, LLC is the borrower under a senior secured credit facility, each of which contains covenants that restrict their ability to engage in certain transactions.  In particular, the MGM China credit facility and the MGM National Harbor, LLC senior secured credit facility require MGM China and MGM National Harbor, LLC, as applicable, to satisfy various financial covenants, including a maximum consolidated total leverage ratio and minimum interest coverage ratio. These agreements also impose certain operating and financial restrictions on MGM China and MGM National Harbor, LLC, and each of their subsidiaries (including, with respect to MGM China, MGM Grand Paradise), including, among other things, limitations on their ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

Risks Related to our Business

•

There are risks associated with our proposed REIT transaction. On October 29, 2015, we announced the formation of MGP and our intention that it elect to be taxed as a REIT for U.S. Federal income tax purposes following the proposed contribution of certain of our properties and related debt and equity financing transactions, including the IPO of MGP shares as reflected in a draft confidential registration statement filed with the SEC. Following the completion of the IPO and the filing of its election to be taxed as a REIT, MGP would be a publicly traded, controlled REIT primarily engaged in owning, acquiring and leasing large-scale casino resort properties, which include casino gaming, hotel, convention, dining, entertainment, retail and mixed-use facilities, and other resort amenities.

The completion of the proposed REIT transaction and IPO is subject to numerous conditions and the finalization of terms relating to the transactions, which are subject to a number of variables, including changes in market conditions, and may not occur on favorable terms or at all. We have not yet determined the number of shares that will be sold in the proposed IPO or the valuation of such shares. Therefore, the amount of cash we expect to raise in connection with the proposed IPO and related transactions, and the degree to which we are able to reduce our indebtedness, is uncertain.

In connection with the proposed REIT transaction and IPO:

•

our stock price could fluctuate significantly in response to developments relating to the proposed REIT transaction and IPO or other action or market speculation regarding the proposed REIT transaction and IPO;

•	we will incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel);
•

although we have no plan or intention of disposing of our interest in MGP and the operating partnership following the proposed transactions, to the extent that future dispositions result in our owning less than a controlling interest in MGP, MGP’s financial results may no longer be consolidated with our financial results, which may materially and adversely affect our consolidated results of operations; and

•

we may not complete the proposed REIT transaction and IPO, in which event we will have incurred significant expenses that we will be unable to recover, and for which we will not receive any benefit. If the proposed IPO is completed, MGP would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase our market value. In addition, the IPO and related transactions are subject to customary approvals and other risks, many of which are outside our control, including changes in legislation and tax rules.

•

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow.  The hotel, resort and casino industries are highly competitive.  We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers.  To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase.  Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas and Macau, all of which could attract our customers. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere.

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California.  For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia (including Singapore, Australia, New Zealand, cruise ships in Asia that offer gaming, and unlicensed gaming operations), certain countries in the region have legalized casino gaming (including Malaysia, Vietnam, Cambodia, the Philippines and Russia) and others (such as Japan, Taiwan and Thailand) may legalize casino gaming (or online gaming) in the future.  Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau.  If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities (for example, the facilities currently being developed in Cotai, Macau are expected to increase total hotel room inventory by 30% and significantly increase other gaming and non-gaming offerings in Macau), we would face increased competition.

Most jurisdictions where casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses.  Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise.  Furthermore, certain jurisdictions, including Nevada and New Jersey, have also legalized forms of online gaming and other jurisdictions have legalized video gaming terminals.  The expansion of online gaming and other types of gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate.  Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

•

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.  Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate.  These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.  As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction.  In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.  The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations.  In addition, we are subject to various gaming taxes, which are subject to possible increase at any time by various federal, state, local and foreign legislatures and officials.  Increases in gaming taxation could also adversely affect our results.  For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.2 to this Annual Report on Form 10-K.

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

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general.  These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.  For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990.  Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes.  Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. Similarly, in October 2014, casinos in Macau, including MGM China, implemented a smoking ban which prohibits smoking on all mass market gaming floors and, in 2015, the Macau Health Bureau announced that they will promote the submission of a bill proposing a full smoking ban in casinos, including in VIP rooms. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

We also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act", which, among other things, requires us to report to the Internal Revenue Service ("IRS") any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report certain suspicious activity where we know, suspect or have reason to suspect transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic examinations by the IRS. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

•

Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside.  Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development.  Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer.  In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism.  Consumer preferences also evolve over time due to a variety of factors, including as a result of demographic changes, which, for instance, has resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to these trends and any failure to do so may negatively impact our results of operations.  Aria, Bellagio and MGM Grand Las Vegas in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular.  A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results.  For example, the prior recession and downturn in consumer and corporate spending had a negative impact on our results of operations.

In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects.  Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals), could disrupt the number of visitors from mainland China to MGM Macau and/or the amounts they are willing to spend in the casino.  For example, from 2008 through 2010, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period.  In addition, effective October 2013, China banned “zero‑fare” tour groups involving no or low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China and in December 2014 the Chinese government tightened the enforcement of visa transit rules for those seeking to enter Macau at the Gongbei border (including requirements to present an airplane ticket to a destination country, a visa issued by such destination country and a valid Chinese passport). It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future.  These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources.  Our success in Macau will be impacted by our ability to retain and hire employees.  We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of new developments in Macau.  While we seek employees from other countries to adequately staff our resort, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos).  In addition, limitations on the number of gaming tables permitted by the Macau government could impact our current expectation on the number of table games we will be able to utilize at our Cotai project.  Such limitations or reduction in table game availability may impact MGM China’s results of operations. Finally, because additional casino projects are under construction and are to be developed in the future, existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau.  If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our development in Cotai, Macau, could be negatively impacted.

•

We may not realize all of the anticipated benefits of our Profit Growth Plan. We have undertaken an initiative for sustained growth and margin enhancement, focused on improving our business processes to optimize scale for greater efficiency and lower costs throughout our business. While we believe these initiatives will result in approximately $300 million of annual Adjusted EBITDA benefit by 2017, our optimization efforts may fail to achieve expected results. Our Profit Growth Plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual Adjusted EBITDA benefit may differ materially from what we anticipate.

•

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China.  In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China.  While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) March 31, 2020, (ii) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) the date when our ownership of MGM China shares is less than 20% of the then issued share capital of MGM China.

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

•

MGM Grand Paradise is dependent upon gaming promoters for a significant portion of gaming revenues in Macau. Gaming promoters, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise’s gaming revenues in Macau.  With the rise in gaming in Macau and the recent reduction in the number of licensed gaming promoters in Macau and in the number of VIP rooms operated by licensed gaming promoters, the competition for relationships with gaming promoters has increased.  While MGM Grand Paradise is undertaking initiatives to strengthen relationships with gaming promoters, there can be no assurance that it will be able to maintain, or grow, relationships with gaming promoters.  In addition, continued reductions in, and new regulations governing, the gaming promoter segment may result in the closure of additional VIP rooms in Macau, including VIP rooms at MGM Macau. If MGM Grand Paradise is unable to maintain or grow relationships with gaming promoters, or if gaming promoters are unable to develop or maintain relationships with our high-end customers (or if, as a result of recent market conditions in Macau, gaming promoters encounter difficulties attracting patrons to come to Macau), MGM Grand Paradise’s ability to grow gaming revenues will be hampered.  Furthermore, if existing VIP rooms at MGM Macau are closed there can be no assurance that MGM Grand Paradise will be able to locate acceptable gaming promoters to run such VIP rooms in the future in a timely manner, or at all.

In addition, the quality of gaming promoters is important to MGM Grand Paradise’s and our reputation and ability to continue to operate in compliance with gaming licenses.  While MGM Grand Paradise strives for excellence in associations with gaming promoters, we cannot assure you that the gaming promoters with whom MGM Grand Paradise is or becomes associated will meet the high standards insisted upon.  If a gaming promoter falls below MGM Grand Paradise’s standards, MGM Grand Paradise or we may suffer reputational harm or possibly sanctions from gaming regulators with authority over our operations.

We also grant credit lines to certain gaming promoters and any adverse change in the financial performance of those gaming promoters may impact the recoverability of these loans.

•

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods based on changes to the underlying forecasts of future profitability of and distributions from MGM China, changes in our assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits and changes in assumptions concerning future U.S. operating profits. We currently have significant foreign tax credit deferred tax assets resulting from tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered.  This evaluation is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as our assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance.  For example, should we in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.  In addition, a change to our forecasts of future profitability of and distributions from MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

Finally, while we do not currently rely on future U.S. source operating income in assessing future foreign tax credit realization due to our recent history of cumulative losses in the U.S., if the recent improvement in U.S. operating results continues, we could in a future period begin to rely on future U.S. source operating income for such purpose which could result in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes in such period.

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

•

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.  We review our goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance.  Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges or write-downs may be required in future periods. For instance, in 2015, we recorded a non-cash impairment charge of $1.5 billion to reduce the historical carrying value of goodwill related to the MGM China reporting unit. If we are required to record additional impairment charges or write-downs, this could have a material adverse impact on our consolidated results of operations.

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

•

Co-investing in our properties, including our investment in CityCenter, decreases our ability to manage risk.  In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-investor.  Co-investors often have shared control over the operation of the property.  Therefore, the operation of such properties is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters.  In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  Consequently, actions by a co-investor might subject hotels and resorts owned by such entities to additional risk.  Further, we may be unable to take action without the approval of our co-investors.  Alternatively, our co-investors could take actions binding on the property without our consent.  Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities.

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

•

Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.

Any of our future construction, development or expansion projects will be subject to a number of risks, including:

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake.  For instance, we currently expect the total development costs of our Cotai project to be approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs.  We currently expect total development costs of our Maryland project to be approximately $1.3 billion, total development costs of our Massachusetts project to be approximately $865 million and total development costs of our T-Mobile Arena project to be approximately $350 million, each excluding capitalized interest and land related costs.  While we believe that the overall budgets for these developments are reasonable, these development costs are estimates and the actual development costs may be higher than expected.  We cannot guarantee that our construction costs or total project costs for future projects, including our developments in Cotai, Maryland and Massachusetts, will not increase beyond amounts initially budgeted or that the expected design and features of current or future projects will not change. In addition, the regulatory approvals associated with our development projects may require us to open future casino resorts by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction or incur payment penalties in connection with any delays which could have an adverse effect on our results of operations and financial condition.

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

•

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval.  As of December 31, 2015, Tracinda Corporation beneficially owned approximately 16% of our outstanding common stock and as a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions. Upon Mr. Kerkorian’s passing, Tracinda’s position in our common stock became subject to the terms of Mr. Kerkorian’s last will and testament, which provides for an orderly disposition of Tracinda’s position in our common stock. As a result, while we expect that Tracinda’s ownership of our common stock will decline in the future, Tracinda has not indicated when, if or how it intends to sell its position in our common stock.

•

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs.  In particular, the risks associated with the operation of MGM Macau or any future operations in which we may engage in any other foreign territories, include:

•	changes in laws and policies that govern operations of companies in Macau or other foreign jurisdictions;
•	changes in non-United States government programs;
•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	general economic conditions and policies in China, including restrictions on travel and currency movements;
•	difficulty in establishing, staffing and managing non-United States operations;
•	different labor regulations;
•	changes in environmental, health and safety laws;
•	outbreaks of diseases or epidemics;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military and political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations; and
•	uncertainties regarding judicial systems and procedures.

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

•

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.  A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business.  We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics.  Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions as well as other penalties against us, and the SEC and U.S. Department of Justice continue to vigorously pursue enforcement of the FCPA.  The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

•

A significant portion of our labor force is covered by collective bargaining agreements.  Work stoppages and other labor problems could negatively affect our business and results of operations.  As of December 31, 2015, approximately 29,900 of our employees are covered by collective bargaining agreements.  A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations.  Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.  In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

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

•

The failure to maintain the integrity of our computer systems and internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.  We collect and store information relating to our employees and guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world.  Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another.

Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.  In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats. In addition, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

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

•

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful.  We intend to consider strategic and complementary acquisitions and investments in other businesses, properties or other assets.  Furthermore, we may pursue any of these opportunities in alliance with third parties.  Acquisitions and investments in businesses, properties or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

•	spending cash and incurring debt;
•	assuming contingent liabilities;
•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
•	retaining key employees; and
•	consolidating corporate and administrative infrastructures.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances.

•

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities.  From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.  Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes.  If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected.  For instance, income generated from gaming operations of MGM Grand Paradise currently has the benefit of a corporate tax exemption in Macau, which exempts us from paying the 12% complementary tax on profits generated by the operation of casino games.  This exemption is effective through the end of 2016 and while we believe that we will be granted additional five-year exemptions in the future we cannot assure you that any extensions of the tax exemption will be granted.

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

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations
Bellagio	77	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	124
The Mirage	77
Luxor	73	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur	51
New York-New York	23	Includes 3 acres of land related to The Park entertainment district development located between Monte Carlo and New York-New York.
Monte Carlo	21
Circus Circus Las Vegas	102	Includes 34 acres of land located north of Circus Circus Las Vegas.
Other domestic operations
MGM Grand Detroit (Detroit, Michigan)	27
Beau Rivage (Biloxi, Mississippi)	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Gold Strike (Tunica, Mississippi)	24
Other
T-Mobile Arena (Las Vegas, Nevada)	17	Located adjacent to New York-New York and leased under a 50 year ground lease to Las Vegas Arena Company.
MGM Springfield (Springfield, Massachusetts)	15
Tunica, Mississippi	388	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately 8 acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.
Shadow Creek Golf Course (North Las Vegas, Nevada)	310	Includes 66 acres of land adjacent to the golf course.
Fallen Oak Golf Course (Saucier, Mississippi)	511
Primm Valley Golf Club (Stateline, California)	573	Located at the California state line, four miles from Primm, Nevada. Includes 125 acres of land adjacent to the golf club.

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

MGM China

MGM Macau occupies an approximately 10 acre site and the MGM Cotai development will occupy an approximately 18 acre site, both of which are possessed under separate 25-year land use right agreements with the Macau government.  The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai and MGM Macau land use rights, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. As of December 31, 2015, approximately $1.6 billion was outstanding under the MGM China credit facility.  These borrowings are non-recourse to MGM Resorts International.

MGM National Harbor

MGM National Harbor occupies approximately 23 acres of leased land in Prince George’s County, Maryland.  In January 2016, MGM National Harbor, LLC, the Company’s wholly owned subsidiary developing and constructing MGM National Harbor, entered into a $525 million senior secured credit facility consisting of a $100 million revolver and a $425 million delayed draw term loan, of which $250 million was funded at closing. The credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor.

Unconsolidated Affiliates

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo.  The site, along with substantially all of the assets of that resort, serves as collateral for CityCenter’s senior secured credit facility.  As of December 31, 2015, CityCenter had not drawn on its $75 million revolving credit facility and had $1.5 billion in term loans outstanding.

The Borgata occupies approximately 46 acres of land in Atlantic City, New Jersey.  The Borgata’s senior secured credit facility is secured by a first priority lien on substantially all of the assets of Borgata, including the land underlying the Borgata.  At December 31, 2015, Borgata had drawn $38 million on its revolving credit facility and had $660 million in term loans outstanding.

The Las Vegas Arena Company leases under a long-term ground lease approximately 17 acres of land owned by the Company and located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip.  Substantially all of the assets of Las Vegas Arena Company are used as collateral for its senior secured credit facility.  In connection with this senior secured credit facility, MGM Resorts International and AEG each entered into a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities).  As of December 31, 2015, term loan A was $120 million and term loan B was $80 million. See Note 11 for discussion of the Company’s repayment guarantee related to the T-Mobile Arena.

Except as described above with respect to the Las Vegas Arena Company senior secured credit facility, all of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM Resorts International.

Other than as described above, none of our properties serve as collateral.

ITEM 3.	LEGAL PROCEEDINGS

Securities and derivative litigation. In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the “class period”). In general, the lawsuits asserted the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits sought unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys’ fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance.

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

In September 2013, the court denied defendants’ motion to dismiss plaintiffs’ amended complaint. Defendants answered the amended complaint, the court entered a scheduling order and discovery commenced. Plaintiffs filed a motion for class certification in November 2014. Defendants filed their opposition to class certification in February 2015. The court heard oral argument on the class certification motion on April 21, 2015 and took the matter under advisement.  No trial date was set in this case.

In July 2015, the lead plaintiffs and defendants agreed in principle to settle the securities class actions. In August 2015, the lead plaintiffs and defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the claims against the Company and the named former and current directors and officers will be dismissed with prejudice and released in exchange for a $75 million cash payment by the Company’s directors and officers liability insurers. In August 2015, the lead plaintiffs filed with the court an Unopposed Motion for Preliminary Approval of the Settlement Agreement. In September 2015, the court entered an Order Preliminarily Approving Settlement, preliminarily certified the class for settlement purposes only, established class notification procedures and scheduled a hearing for December 15, 2015 to determine whether to grant final approval to the settlement.

On December 7, 2015, the court entered an order on a stipulation by the parties, which, among other things, continued the approval hearing to January 29, 2016 to allow additional time to provide notice of the settlement to class members. On January 21, 2016, the court again continued the hearing for final settlement approval, to allow the court time to first resolve a then-pending motion by a non-party to compel certain discovery from the lead plaintiffs’ counsel. On January 27, 2016, the court denied the motion to compel. The hearing for final settlement approval has been scheduled for March 1, 2016.

If the court grants final approval of the Settlement Agreement and enters the proposed judgment, all claims in these cases against the Company and the individual defendants will be resolved. In the event that defendants are unable to obtain final court approval of the Settlement Agreement, the Company and all other defendants plan to continue to vigorously defend against the claims asserted in these securities cases.

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

	2015		2014
	High	Low	High	Low

First quarter	$23.25	$18.82	$28.27	$23.28
Second quarter	22.65	17.50	26.43	23.02
Third quarter	22.77	16.84	26.92	22.16
Fourth quarter	24.41	18.19	23.23	18.01

There were approximately 3,956 record holders of our common stock as of February 24, 2016.

We have not paid dividends on our common stock in the last three fiscal years.  As a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries.  Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions.  In addition, the MGM National Harbor and the MGM China credit facilities each contain limitations on their ability to pay dividends to us.  Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will depend on our financial position, future capital requirements and financial debt covenants and any other factors deemed necessary by the Board of Directors.  Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following reflects selected historical financial data that should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information presented below has been adjusted for adoption of Accounting Standard Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost,” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. Additionally, prior period amounts have not been adjusted for adoption of Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes," (“ASU 2015-17”), which we early adopted on a prospective basis. ASU 2015-17 requires that deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position. For additional information, please see recently issued accounting standards section in Note 2 to the accompanying consolidated financial statements. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Net revenues	$9,190,068	$10,081,984	$9,809,663	$9,160,844	$7,849,312
Operating income (loss)	(156,232)	1,323,538	1,137,281	121,351	4,105,779
Net income (loss)	(1,039,649)	127,178	41,374	(1,616,912)	3,238,125
Net income (loss) attributable to MGM Resorts International	(447,720)	(149,873)	(171,734)	(1,767,691)	3,117,818
Earnings per share of common stock attributable to MGM Resorts International:
Basic:
Net income (loss) per share	$(0.82)	$(0.31)	$(0.35)	$(3.62)	$6.38
Weighted average number of shares	542,873	490,875	489,661	488,988	488,652
Diluted:
Net income (loss) per share	$(0.82)	$(0.31)	$(0.35)	$(3.62)	$5.63
Weighted average number of shares	542,873	490,875	489,661	488,988	560,895
At-year end:
Total assets	$25,215,178	$26,593,914	$25,961,843	$26,157,799	$27,653,655
Total debt, including capital leases	12,713,416	14,063,563	13,326,441	13,462,968	13,359,642
Stockholders' equity	7,764,427	7,628,274	7,860,495	8,116,016	9,882,222
MGM Resorts International stockholders' equity	5,119,927	4,090,917	4,216,051	4,365,548	6,086,578
MGM Resorts International stockholders' equity per share	$9.06	$8.33	$8.60	$8.92	$12.45
Number of shares outstanding	564,839	491,292	490,361	489,234	488,835

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
•

In 2015, we recorded non-cash impairment charges of $1.5 billion to reduce the historical carrying value of goodwill related to the MGM China reporting unit and $17 million related to our investment in Grand Victoria.

•	In 2015, we recorded an $80 million gain for our share of CityCenter’s gain resulting from the final resolution of its construction litigation and related settlements.
•	In 2015, we recorded a gain of $23 million related to the sale of Circus Circus Reno and our 50% interest in Silver Legacy and associated real property.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our primary business is the ownership and operation of casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development and repay debt financings.  We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume increased 3%, Las Vegas Strip REVPAR increased 3% and Las Vegas Strip gaming revenue decreased less than 1% in the year ended December 31, 2015. Results of operations for our wholly owned domestic resorts during 2015 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which resulted in increases in occupancy and allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 34% in 2015 compared to 2014.  We believe operating results have been negatively affected by economic conditions and certain policy initiatives in China and the implementation of a full main floor casino smoking ban in October 2014. Additionally, we believe stricter enforcement of entrance into Macau via the use of transit visas, as well as a decrease in duration of stay permitted for transit visa holders, has negatively affected operating results; however, restrictions surrounding the use of transit visas were eased in July 2015. The decrease in gross gaming revenues accelerated during the second half of 2014 and continued throughout 2015 as Macau has become an increasingly challenging and competitive market, impacting primarily VIP casino gaming operations and, to a lesser extent, main floor operations. According to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals decreased 3% in 2015 compared to 2014. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital.  While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop MGM Cotai, a resort and casino with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau.  The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than our 500 gaming table capacity.   MGM Cotai is expected to open at the end of the first quarter of 2017.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington, D.C. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.3 billion, excluding capitalized interest and land related costs. We designed the resort to include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high-end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. We expect MGM National Harbor to open in the fourth quarter of 2016.

We were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield, Massachusetts. MGM’s plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375-space parking garage; with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in late 2018.

We entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) to design, construct, and operate an arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of Las Vegas Arena Company, the developer of the arena. In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a $200 million senior secured credit facility to finance construction of the arena. The Las Vegas Arena Company recently entered into a multi-year naming rights agreement with T-Mobile. T-Mobile Arena will seat between 18,000 and 20,000 people and is scheduled to open in the April 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land-related costs. In addition, we are building The Park entertainment district which connects to New York-New York, Monte Carlo and T-Mobile Arena.

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a large number of opportunities to enhance our business operations and we continue to explore additional opportunities to drive further margin enhancements. The plan is expected to result in approximately $300 million of annualized Adjusted EBITDA benefit. The Profit Growth Plan has begun to show significant results and is expected to be fully realized by the end of 2017.

On October 29, 2015, we announced the formation of MGP as a newly formed subsidiary that we expect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We intend to contribute to a newly-formed operating partnership that MGP will control through a general partner subsidiary the real estate associated with Mandalay Bay, The Mirage, New York-New York, Luxor, Monte Carlo, Excalibur, The Park, MGM Grand Detroit, Beau Rivage and Gold Strike Tunica (collectively, the “Properties”). We also intend to incur approximately $4 billion of debt to refinance a portion of the debt outstanding under our existing senior credit facility and senior notes, which refinancing debt would be assumed by the operating partnership in connection with the REIT transactions. One of our subsidiaries will then lease the Properties from MGP for use under a long-term, “triple net” master lease agreement with a 10-year term that includes four five-year extensions at our option. We will guarantee our subsidiary’s obligations under the master lease. We expect to retain through subsidiaries an approximate 70% economic interest in the new operating partnership, as well as voting control of MGP through our ownership of a controlling share in MGP.

Reportable Segments

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 12 wholly owned resorts in the United States. MGM China’s operations consist of MGM Macau resort and the development of MGM Cotai on the Cotai Strip in Macau. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee.  Our operations that are not segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Wholly owned domestic resorts. At December 31, 2015, our wholly owned domestic resorts consisted of the following casino resorts:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.
Other:	MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi.

Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our significant convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization.  Our operating results are highly dependent on demand for our services, and the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities.  Also, we generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

Key performance indicators related to gaming and hotel revenue at our wholly owned domestic resorts are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 18% to 22% of table games drop and our normal slots hold percentage is approximately 8.5% of slots handle; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

MGM China. We own a 51% controlling interest in MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates MGM Macau and the related gaming subconcession and land concessions, and is in the process of developing MGM Cotai, an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau.  We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

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

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage.  Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover.

Corporate and other. Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.  See Note 1 and Note 6 to the accompanying consolidated financial statements for discussion of the Company’s unconsolidated affiliates.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net revenues	$9,190,068	$10,081,984	$9,809,663
Operating income (loss)	(156,232)	1,323,538	1,137,281

Consolidated net revenues for 2015 decreased 9% compared to 2014 due primarily to a decrease in casino revenue at MGM China, offset by increases in casino and non-casino revenue at our wholly owned domestic resorts. Consolidated net revenues for 2014 increased 3% compared to 2013 due primarily to increased casino and non-casino revenue at our wholly owned domestic resorts.

Consolidated operating loss of $156 million in 2015 was negatively affected by an operating loss for MGM China that included a $1.5 billion non-cash impairment charge to goodwill recognized in the acquisition of a controlling interest in MGM China. We recorded a $3.5 billion non-cash gain in 2011 in connection with that acquisition. The current impairment charge, which represents approximately 42% of the amount of the previously recognized gain, resulted from our annual review of our goodwill carrying values and was incurred as a result of reduced cash flow forecasts for MGM China’s resorts based on current market conditions and lower valuation multiples for gaming assets in the Macau market. In addition, the operating loss was affected by a decrease in operating results at MGM Macau. The operating loss for MGM China was partially offset by an increase in operating income at our wholly owned domestic resorts and an increase in income from unconsolidated affiliates, primarily from CityCenter, which included $80 million related to our share of the gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. In addition, corporate expense increased 15% to $275 million in 2015, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $24 million and costs associated with our proposed REIT transaction of $20 million. Preopening expense primarily related to our ongoing MGM Cotai, MGM Springfield and MGM National Harbor development projects increased to $71 million in 2015 compared to $39 million in 2014. Consolidated operating loss in 2015 was also negatively affected by impairment charges and losses on disposal of certain assets, in addition to the MGM China goodwill impairment charge discussed above, recorded in “Property transactions, net.” See “Operating Results – Details of Certain Charges” below for additional detail on our preopening expense and property transactions.

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

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA.  Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments.  See “Non-GAAP Measures” for additional information:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Revenues
Wholly owned domestic resorts	$6,497,361	$6,342,084	$6,052,644
MGM China	2,214,767	3,282,329	3,316,928
Reportable segment net revenues	8,712,128	9,624,413	9,369,572
Corporate and other	477,940	457,571	440,091
	$9,190,068	$10,081,984	$9,809,663
Adjusted EBITDA
Wholly owned domestic resorts	1,689,966	1,518,307	1,442,686
MGM China	539,881	850,471	814,109
Reportable segment Adjusted Property EBITDA	2,229,847	2,368,778	2,256,795
Corporate and other	9,073	(149,216)	(132,214)
	$2,238,920	$2,219,562	$2,124,581

Wholly owned domestic resorts.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Year Ended December 31,
	2015	2014	2013
Casino revenue, net	(In thousands)
Table games	$880,318	$892,842	$861,495
Slots	1,720,028	1,679,981	1,671,819
Other	70,148	64,419	66,257
Casino revenue, net	2,670,494	2,637,242	2,599,571
Non-casino revenue
Rooms	1,813,838	1,705,395	1,589,887
Food and beverage	1,500,039	1,470,315	1,382,480
Entertainment, retail and other	1,167,488	1,184,343	1,130,298
Non-casino revenue	4,481,365	4,360,053	4,102,665
	7,151,859	6,997,295	6,702,236
Less: Promotional allowances	(654,498)	(655,211)	(649,592)
	$6,497,361	$6,342,084	$6,052,644

Casino revenue increased 1% in 2015 compared to 2014 due to a 2% increase in slots revenue as a result of a 3% increase in slots volume. Table games revenue in 2015 decreased 1% compared to 2014 due to a decrease in table games volume of 1% and a decrease in tables games hold percentage to 20.5% in 2015 from 20.9% in 2014.

Casino revenue in 2014 increased 1% compared to 2013 as a result of a 4% increase in table games revenue compared to 2013 due to an increase in table games volume of 2% and an increase in tables games hold percentage to 20.9% in 2014 from 20.5% in 2013.  Slots revenue increased slightly compared to 2013.

Rooms revenue increased 6% in 2015 compared to 2014 as a result of a 7% increase in REVPAR at our Las Vegas Strip resorts. Rooms revenue increased 7% in 2014 compared to 2013 as a result of an 8% increase in REVPAR at our Las Vegas Strip resorts. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2015	2014	2013
Occupancy	93%	93%	91%
Average Daily Rate (ADR)	$149	$139	$131
Revenue per Available Room (REVPAR)	138	129	119

Food and beverage revenues increased 2% in 2015 compared to 2014 primarily as a result of increased convention and banquet business as well as the opening of several new outlets. Food and beverage revenues increased 6% in 2014 compared to 2013 as a result of the same items noted above for the 2015 and 2014 comparative period. Entertainment, retail and other revenues decreased 1% in 2015 compared to 2014 due primarily to a 5% decrease in revenue from Cirque du Soleil production shows, partially offset by a 5% increase in retail revenue. Entertainment, retail and other revenues increased 5% in 2014 compared to 2013, due primarily to the Michael Jackson ONE Cirque du Soleil production show being open for the full year in 2014 compared to a partial year in 2013.

Adjusted Property EBITDA at our wholly owned domestic resorts was $1.7 billion in 2015, an increase of 11% compared to 2014 due primarily to improved casino and non-casino revenue results at our wholly owned domestic resorts as discussed above, and approximately $63 million of incremental Adjusted Property EBITDA as a result of the Company’s Profit Growth Plan initiatives.  Adjusted Property EBITDA margin increased by approximately 200 basis points to 26.0% in 2015.

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

MGM China.  The following table presents detailed net revenue for MGM China:

	Year Ended December 31,
	2015	2014	2013
Casino revenue, net	(In thousands)
VIP table games	$977,182	$1,742,034	$2,062,200
Main floor table games	986,063	1,237,528	923,415
Slots	209,098	261,971	290,596
Casino revenue, net	2,172,343	3,241,533	3,276,211
Non-casino revenue	135,585	147,754	141,503
	2,307,928	3,389,287	3,417,714
Less: Promotional allowances	(93,161)	(106,958)	(100,786)
	$2,214,767	$3,282,329	$3,316,928

Net revenue for MGM China decreased 33% in 2015 compared to 2014 primarily as a result of a decrease in VIP table games revenue of 44%, as well as a decrease in main floor table games revenue of 20%. VIP table games turnover decreased 54% compared to the prior year, while VIP table games hold percentage increased to 3.3% in 2015 from 2.8% in 2014. Slots revenue decreased 20% in 2015 compared to 2014 due to a 23% decrease in slots volume. Casino revenue continued to be negatively affected throughout 2015 by the changes in economic factors and policy initiatives in China that began to take place in 2014.

MGM China’s Adjusted EBITDA was $540 million in 2015 and $850 million in 2014. Excluding branding fees of $39 million and $43 million for the years ended December 31, 2015 and 2014, respectively, Adjusted EBITDA decreased 35% compared to 2014. Adjusted EBITDA margin decreased approximately 150 basis points to 24.4% in 2015 primarily as a result of a decrease in casino revenue.

Net revenue for MGM China decreased 1% in 2014 compared to 2013 due to a decrease in VIP table games revenue of 16%, partially offset by a 34% increase in main floor table games revenue. VIP table games turnover decreased 14% in 2014 compared to 2013, primarily as a result of changes in economic factors and policy initiatives in China.  VIP table games hold percentage remained flat at 2.8% in 2014 and 2013. Additionally, gaming tables were reallocated to main floor table games from VIP table games during 2014 to meet increased demand.  Main floor gaming revenue benefited from overall Macau market growth as well as management’s strategic focus on premium main floor table games business in 2014 as compared to 2013. Slots revenue decreased 10% in 2014 compared to 2013 due to a decrease in hold percentage to 4.4% in 2014 from 5.1% in 2013.

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

Corporate and other.  Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $399 million, $383 million and $365 million for 2015, 2014 and 2013, respectively.

Adjusted EBITDA related to corporate and other in 2015 included our share of operating income from CityCenter, including certain basis difference adjustments, compared to operating loss from CityCenter in the prior year, and an increase in our share of operating income from Borgata in 2015 compared to 2014. See “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion. The increases in income from CityCenter and Borgata were partially offset by increased corporate expenses in 2015 compared to 2014 as discussed previously under “Summary Operating Results.”

Adjusted EBITDA losses related to corporate and other increased in 2014 compared to 2013 due primarily to our share of operating loss from CityCenter, including certain basis difference adjustments, compared to operating income from CityCenter in the prior year, partially offset by an increase in our share of operating income from Borgata.  See “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion. In addition, corporate expense increased in 2014 compared to 2013 as discussed previously under “Summary Operating Results.”

Operating Results – Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award.  The following table shows the amount of compensation expense recognized after reimbursed costs and capitalized costs related to employee stock-based awards:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Casino	$7,571	$7,351	$5,879
Other operating departments	2,580	2,257	2,241
General and administrative	10,729	9,323	8,176
Corporate expense and other	20,966	18,333	16,036
	$41,846	$37,264	$32,332

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
MGM China	$13,863	$9,091	$9,109
MGM National Harbor	32,837	19,521	—
MGM Springfield	19,654	5,261	—
Other	4,973	5,384	4,205
	$71,327	$39,257	$13,314

Preopening and start-up expenses at MGM China relate to the MGM Cotai project which includes $7 million of amortization of the Cotai land concession premium in each of the years ended December 31, 2015, 2014 and 2013. Preopening and startup expenses at MGM National Harbor include $19 million and $13 million of rent expense for the years ended December 31, 2015 and 2014, respectively, which relates to the ground lease for the land on which MGM National Harbor is being developed. Preopening and start-up expenses at MGM Springfield primarily relate to licensing and assessment fees paid to the state and local governments.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
MGM China goodwill impairment	$1,467,991	$—	$—
Grand Victoria investment impairment	17,050	28,789	36,607
Gain on sale of Circus Circus Reno and Silver Legacy investment	(23,002)	—	—
Corporate buildings impairment	—	—	44,510
Other Nevada land impairment	—	—	20,354
Other property transactions, net	41,903	12,213	23,290
	$1,503,942	$41,002	$124,761

See Note 15 to the accompanying consolidated financial statements for a discussion of property transactions, net for the years ended December 31, 2015, 2014 and 2013.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CityCenter	$158,906	$(11,842)	$21,712
Borgata	75,764	52,017	25,769
Grand Victoria and other	23,213	23,661	21,348
	$257,883	$63,836	$68,829

In 2015, our share of CityCenter’s operating results, including certain basis difference adjustments, was $159 million and included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements, compared to an operating loss of $12 million in 2014. Casino revenue at Aria increased 6% in 2015 compared to 2014 due primarily to an increase in table games volume and slots volume of 2% and 3%, respectively. CityCenter’s rooms revenue increased 5% in 2015 compared to 2014, due to increases in REVPAR of 6% and 8% at Aria and Vdara, respectively. The increase in revenues from resort operations was partially offset by a decrease in residential revenues. CityCenter’s operating income in the current year benefited from a $99 million decrease in depreciation expense as a result of certain furniture and equipment becoming fully depreciated in December 2014 offset in part by $20 million in accelerated depreciation for certain assets associated with the Zarkana theatre, which is scheduled to close in April 2016.  CityCenter’s operating income also benefited from a $26 million decrease in legal and professional fees as a result of the final resolution of construction litigation and related settlements. Our share of Borgata’s operating income increased in 2015 compared to 2014 due to an increase in casino and non-casino revenues and improved operating margins.

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

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total interest incurred – MGM Resorts (excluding MGM China)	$808,733	$816,345	$830,074
Total interest incurred – MGM China	53,644	29,976	32,343
Interest capitalized	(64,798)	(29,260)	(5,070)
	$797,579	$817,061	$857,347

Cash paid for interest, net of amounts capitalized	$776,540	$776,778	$840,280
End-of-year ratio of fixed-to-floating debt	67/33	77/23	75/25
End-of-year weighted average interest rate	5.9%	6.0%	6.0%

In 2015, interest cost related to MGM Resorts, excluding China, decreased compared to 2014 as a result of a decrease in the average long-term debt outstanding during the year related to our senior notes. Interest cost related to MGM China increased in 2015 compared to the prior year due to an increase in the average outstanding amounts borrowed under the MGM China credit facility and an increase in the amortization of debt issuance costs resulting from costs incurred associated with the refinancing of the MGM China credit facility in June 2015. In 2014, interest cost related to MGM Resorts, excluding China, decreased compared to 2013 as a result of a decrease in weighted average long-term debt outstanding during the year, primarily relating to borrowings under our revolving credit facility. Amortization of debt discounts, premiums and issuance costs included in interest expense in 2015, 2014 and 2013 was $46 million, $38 million and $35 million, respectively.

Capitalized interest in 2015 increased compared to 2014 due primarily to the MGM Cotai, National Harbor, and Springfield projects, and our investment in the Las Vegas Arena Company. Capitalized interest in 2014 and 2013 primarily related to the MGM Cotai project.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates decreased $11 million in 2015 compared to 2014, due primarily to a decrease in interest expense at CityCenter. Non-operating expense from unconsolidated affiliates decreased $121 million in 2014 compared to 2013, due to a decrease in interest expense at CityCenter as a result of debt restructuring transactions in October 2013, lower statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation and the net impact of the following other non-operating items from unconsolidated affiliates recognized in 2013: a $70 million loss for our share of CityCenter’s loss on retirement of long-term debt in October 2013, and $12 million for our share of a gain recognized on debt restructuring transactions at Silver Legacy.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) before income taxes	$(1,046,243)	$410,886	$62,190
Benefit (provision) for income taxes	6,594	(283,708)	(20,816)
Effective income tax rate	0.6%	69.0%	33.5%
Federal, state and foreign income taxes paid, net of refunds	$11,801	$42,272	$835

Our effective tax rate in 2015 was impacted by the non-cash impairment charge on MGM China goodwill for which we did not record income tax benefit.  Our effective tax rate decreased in 2015 compared to 2014 primarily as a result of providing greater tax benefit in 2015 than in 2014 for foreign tax credits, net of valuation allowance, partially offset by tax benefit resulting from audit settlements in 2014. Our effective tax rate increased in 2014 compared to 2013 primarily as a result of the reduced tax benefit in 2014 for foreign tax credits, net of valuation allowance, partially offset by tax provision in 2013 resulting from re-measuring the Macau net deferred tax liability due to the extension of the amortization period of the MGM China gaming subconcession upon effectiveness of the Cotai land concession.

Cash taxes paid decreased in 2015 compared to 2014 primarily as a result of a $16 million refund of taxes and associated interest received in 2015 on the closure of the IRS examination of CityCenter, which is treated as a partnership for income tax purposes which partially offset federal income tax estimated tax payments of $23 million made during the year.  The remaining $5 million of cash taxes paid in 2015 consist of state and foreign income taxes. Cash taxes paid increased in 2014 compared to 2013 primarily as a result of $30 million paid to IRS for the closure of examinations covering the 2005 through 2009 tax years and $8 million estimated taxes paid to the IRS during 2014.  The remaining $4 million of cash taxes paid in 2014 consist of state and foreign income taxes. Cash taxes paid in 2013 consisted primarily of foreign and state taxes.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss attributable to MGM Resorts International:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Adjusted EBITDA	$2,238,920	$2,219,562	$2,124,581
Preopening and start-up expenses	(71,327)	(39,257)	(13,314)
Property transactions, net	(1,503,942)	(41,002)	(124,761)
Depreciation and amortization	(819,883)	(815,765)	(849,225)
Operating income (loss)	(156,232)	1,323,538	1,137,281
Non-operating income (expense)
Interest expense, net of amounts capitalized	(797,579)	(817,061)	(857,347)
Other, net	(92,432)	(95,591)	(217,744)
	(890,011)	(912,652)	(1,075,091)
Income (loss) before income taxes	(1,046,243)	410,886	62,190
Benefit (provision) for income taxes	6,594	(283,708)	(20,816)
Net income (loss)	(1,039,649)	127,178	41,374
Less: Net income (loss) attributable to noncontrolling interests	591,929	(277,051)	(213,108)
Net loss attributable to MGM Resorts International	$(447,720)	$(149,873)	$(171,734)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$303,858	$—	$1,085	$90,442	$395,385
MGM Grand Las Vegas	206,896	—	110	73,260	280,266
Mandalay Bay	120,142	—	3,599	79,733	203,474
The Mirage	66,069	115	1,729	44,562	112,475
Luxor	49,369	(2)	94	37,708	87,169
New York-New York	81,618	(74)	4,931	19,982	106,457
Excalibur	67,545	—	111	14,591	82,247
Monte Carlo	55,594	—	3,219	27,149	85,962
Circus Circus Las Vegas	27,305	280	21	15,639	43,245
MGM Grand Detroit	131,016	—	(36)	23,999	154,979
Beau Rivage	62,613	—	(5)	26,235	88,843
Gold Strike Tunica	34,362	—	221	11,440	46,023
Other resort operations	2,975	—	—	466	3,441
Wholly owned domestic resorts	1,209,362	319	15,079	465,206	1,689,966
MGM China	(1,212,377)	13,863	1,472,128	266,267	539,881
Unconsolidated resorts	254,408	3,475	—	—	257,883
Management and other operations	27,395	1,179	1,080	7,765	37,419
	278,788	18,836	1,488,287	739,238	2,525,149
Stock compensation	(32,125)	—	—	—	(32,125)
Corporate	(402,895)	52,491	15,655	80,645	(254,104)
	$(156,232)	$71,327	$1,503,942	$819,883	$2,238,920

	Year Ended December 31, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$304,144	$—	$900	$88,658	$393,702
MGM Grand Las Vegas	174,297	197	(667)	81,027	254,854
Mandalay Bay	95,449	1,133	2,307	76,737	175,626
The Mirage	57,338	452	2,464	49,900	110,154
Luxor	31,801	2	432	37,849	70,084
New York-New York	75,360	732	427	18,586	95,105
Excalibur	52,915	—	500	14,804	68,219
Monte Carlo	48,937	1,507	290	21,046	71,780
Circus Circus Las Vegas	8,135	85	61	15,334	23,615
MGM Grand Detroit	118,755	—	2,728	23,315	144,798
Beau Rivage	43,152	—	1,000	26,109	70,261
Gold Strike Tunica	27,460	—	392	12,480	40,332
Other resort operations	(2,318)	—	336	1,759	(223)
Wholly owned domestic resorts	1,035,425	4,108	11,170	467,604	1,518,307
MGM China	547,977	9,091	1,493	291,910	850,471
Unconsolidated resorts	62,919	917	—	—	63,836
Management and other operations	26,152	359	415	9,058	35,984
	1,672,473	14,475	13,078	768,572	2,468,598
Stock compensation	(28,372)	—	—	—	(28,372)
Corporate	(320,563)	24,782	27,924	47,193	(220,664)
	$1,323,538	$39,257	$41,002	$815,765	$2,219,562

	Year Ended December 31, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$261,321	$—	$470	$96,968	$358,759
MGM Grand Las Vegas	149,602	—	2,220	84,310	236,132
Mandalay Bay	78,096	1,903	2,823	84,332	167,154
The Mirage	63,090	—	4,722	49,612	117,424
Luxor	21,730	802	2,177	36,852	61,561
New York-New York	65,006	—	3,533	20,642	89,181
Excalibur	49,184	—	69	14,249	63,502
Monte Carlo	45,597	791	3,773	18,780	68,941
Circus Circus Las Vegas	(1,596)	—	1,078	17,127	16,609
MGM Grand Detroit	135,516	—	(2,402)	22,575	155,689
Beau Rivage	38,015	—	(260)	29,182	66,937
Gold Strike Tunica	22,767	—	1,330	13,390	37,487
Other resort operations	(21,951)	—	23,018	2,243	3,310
Wholly owned domestic resorts	906,377	3,496	42,551	490,262	1,442,686
MGM China	501,021	9,109	390	303,589	814,109
Unconsolidated resorts	68,322	507	—	—	68,829
Management and other operations	13,749	189	4	11,835	25,777
	1,489,469	13,301	42,945	805,686	2,351,401
Stock compensation	(26,112)	—	—	—	(26,112)
Corporate	(326,076)	13	81,816	43,539	(200,708)
	$1,137,281	$13,314	$124,761	$849,225	$2,124,581

Liquidity and Capital Resources

Cash Flows – Summary

We require a certain amount of cash on hand to operate our resorts.  In addition to required cash on hand for operations, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks.  Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt securities subject to limitations in our senior credit facility.  At December 31, 2015 and 2014, we held cash and cash equivalents of $1.7 billion. Cash and cash equivalents related to MGM China at December 31, 2015 and 2014 was $700 million and $546 million, respectively.

Our cash flows consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,005,079	$1,130,670	$1,310,448
Investing cash flows:
Capital expenditures, net of construction payable	(1,466,819)	(872,041)	(562,124)
Dispositions of property and equipment	8,032	7,651	18,030
Proceeds from sale of business units and investment in unconsolidated affiliates	92,207	—	—
Investments in and advances to unconsolidated affiliates	(196,062)	(103,040)	(28,953)
Distributions from unconsolidated affiliates in excess of cumulative earnings	201,612	132	110
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	(219,546)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	252,592
Investments cash deposits - original maturities longer than 90 days	(200,205)	(570,000)	—
Proceeds from cash deposits - original maturities longer than 90 days	770,205	—	—
Payments for gaming licenses	—	(85,000)	(21,600)
Other	(4,028)	10,981	1,354
Net cash used in investing activities	(795,058)	(1,524,150)	(560,137)
Financing cash flows:
Net borrowings (repayments) under bank credit facilities	977,275	(28,000)	(28,000)
Issuance of senior notes	—	1,250,750	500,000
Retirement of senior notes	(875,504)	(508,900)	(612,262)
Distributions to noncontrolling interest owners	(307,227)	(386,709)	(318,348)
Proceeds from issuance of redeemable noncontrolling interests	6,250	—	—
Other	(58,673)	(19,064)	(31,098)
Net cash provided by (used in) financing activities	(257,879)	308,077	(489,708)
Effect of exchange rate on cash	793	(889)	(443)
Net increase (decrease) in cash and cash equivalents	$(47,065)	$(86,292)	$260,160

Cash Flows – Operating Activities

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates.

Cash provided by operating activities in 2015 decreased due to a decrease in operating cash flows at MGM China which were $383 million in 2015 compared to $642 million in 2014, partially offset by an increase in operating cash flows at our wholly owned domestic resorts.  In 2015, cash provided by operating activities at MGM China was negatively affected by changes in working capital related to short term gaming liabilities but to a lesser extent than in 2014.

Cash provided by operating activities in 2014 decreased due to a decrease in operating cash flows at MGM China compared to $932 million in 2013, partially offset by an increase in operating cash flows at our wholly owned domestic resorts and lower cash paid for interest. Cash provided by operating activities at MGM China was negatively affected by changes in working capital related to short-term gaming liabilities in 2014 while operating cash flows at MGM China were positively impacted by changes in working capital in 2013.

We paid net taxes of $12 million, $42 million and $1 million in 2015, 2014 and 2013, respectively.

Cash Flows – Investing Activities

Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts, business acquisitions or dispositions, and the timing of more regular capital investments to maintain the quality of our resorts. Capital expenditures related to more regular investments in our existing resorts can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Most of such costs relate to construction materials, furniture and fixtures, and external labor costs.

•

In 2015, we had capital expenditures of $1.5 billion, which included $579 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $543 million related to the construction of MGM Cotai and $36 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $888 million included $361 million and $35 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of the Monte Carlo theater, construction of The Park entertainment district, and restaurant and entertainment venue remodels.

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

In 2015, investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter pursuant to the completion guarantee of $141 million and investments in the Las Vegas Arena Company of $50 million. In 2014, investments and advances to unconsolidated affiliates primarily represented investments in CityCenter of $56 million, investments in the Las Vegas Arena Company of $36 million, and investments in MGM Hakkasan of $10 million.  In 2013, investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter of $24 million.

In 2015, investing activities also included proceeds of $20 million related to the sale of Railroad Pass and Gold Strike Jean, proceeds of $72 million (net of cash included in the sale) related to the sale of Circus Circus Reno and the Company’s 50% interest in Silver Legacy, and $202 million of distributions received from unconsolidated affiliates, which includes a $200 million distribution paid by CityCenter in April 2015.  In addition, we invested $200 million in certificates of deposit with original maturities longer than 90 days and received proceeds of $770 million related to the maturity of certificates of deposit with original maturities longer than 90 days.

Investing activities also include activity related to investments of funds held by the trust that held our 50% ownership interest in Borgata prior to its dissolution in September 2014. In addition, in 2014 we invested $570 million in certificates of deposit with original maturities longer than 90 days.

Cash Flows – Financing Activities

In 2015, we had net borrowings of $102 million, including $1.0 billion of borrowings under the MGM China credit facility, the repayment of $28 million under our senior credit facility and the repayment of the $875 million 6.625% senior notes at maturity in July 2015 using cash on hand. Additionally, we paid $46 million of debt issuance costs related to the refinancing of the MGM China credit facility. MGM China paid a $400 million special dividend in March 2015, a $120 million final dividend in June 2015 and a $76 million interim dividend in August 2015, of which $196 million, $59 million and $37 million was distributed to noncontrolling interests, respectively. Additionally, we received $6 million in 2015 related to proceeds from the issuance of non-voting membership interests in MGM National Harbor.

In 2014, we had net borrowings of $714 million, including the repayment of $28 million under our senior credit facility. During the year we repaid our $509 million 5.875% senior notes at maturity and issued $1.25 billion of 6% senior notes, due 2023 for net proceeds of $1.24 billion. MGM China paid a $499 million special dividend in March 2014, a $127 million final dividend in June 2014, and a $137 million interim dividend in September 2014, of which $245 million, $62 million and $67 million was distributed to noncontrolling interests, respectively.

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

MGM China paid a $500 million special dividend in March 2013 and a $113 million interim dividend in September 2013, of which $245 million and $55 million was distributed to noncontrolling interests, respectively.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At December 31, 2015, we had $1.5 billion of principal amount of long-term debt maturing in 2016, primarily related to our $242.9 million 6.875% senior notes, $732.7 million 7.5% senior notes, and $500 million 10% senior notes, and an estimated $750 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months.

We expect to make the following capital investments, excluding capitalized interest, during 2016:

•

Approximately $440 million in capital expenditures at our wholly owned domestic resorts and corporate entities, which includes expenditures on The Park, the Monte Carlo theatre, the new Excalibur parking garage, and replacement of aircraft;

•	Approximately $130 million in capital expenditures related to the MGM Springfield project; and
•	Approximately $680 million in capital expenditures related to the MGM National Harbor project.

During 2016, MGM China expects to spend approximately $50 million in capital improvements at MGM Macau and $1.6 billion on the MGM Cotai project, excluding capitalized interest, development fees and land related costs.

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

Cotai land concession.  MGM Grand Paradise’s land concession contract for an approximate 18 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2015, MGM China had paid $130 million of the contract premium, including interest due on the semi-annual payments. In January 2016, MGM China paid the sixth semi-annual payment of $15 million under the land concession contract. Including interest on the two remaining semi-annual payments, MGM China has $29 million remaining payable for the land concession contract.

MGM China dividend.  On February 18, 2016, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2015 of $46 million to MGM China shareholders subject to approval at the MGM China 2016 annual shareholders meeting to be held in May.  If approved, we will receive $23 million, our 51% share of the 2015 final dividend.

REIT transaction. In connection with the proposed REIT transaction, we expect to incur approximately $4 billion of debt to refinance a portion of the debt outstanding under our existing senior credit facility and certain of our senior notes, which refinancing debt will be assumed by the Operating Partnership and repaid with the equity proceeds from the contemplated IPO and concurrent debt financings.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior notes and our senior credit facility.  At December 31, 2015, excluding MGM China, we had $11.3 billion principal amount of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility. We pay fixed rates of interest ranging from 5.25% to 11.375% on our senior notes.  Our senior credit facility consists of a $1.2 billion revolving loan facility, a $1.02 billion term loan A facility and a $1.70 billion term loan B facility.  The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by our credit rating (2.75% as of December 31, 2015).  The term loan B facility bears interest at LIBOR plus 2.50% with a LIBOR floor of 1.00%.  The revolving and term loan A facilities mature in December 2017. The term loan B facility matures in December 2019.  The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance.  We had approximately $1.2 billion of available borrowing capacity under our senior credit facility at December 31, 2015. At December 31, 2015, the interest rate on the term loan A was 3.17% and the interest rate on the term loan B was 3.50%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires us and our restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Restricted Group to make capital expenditures and investments. As of December 31, 2015, the Restricted Group is required to maintain a minimum EBITDA (as defined) of $1.30 billion.  The minimum EBITDA increases to $1.35 billion for March 31, 2016 through December 31, 2016, and to $1.40 billion for March 31, 2017 and thereafter.  EBITDA for the trailing four quarters ended December 31, 2015 calculated in accordance with the terms of the senior credit facility was $1.71 billion.  In accordance with our senior credit facility covenants, the Restricted Group is limited to annual capital expenditures of $500 million in each year beginning with 2013 with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. Our total Restricted Group capital expenditures allowable under the senior credit facility for 2015, after giving effect to the unused amount from 2014, was $794 million. In addition, our senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. The Restricted Group was within the limit of capital expenditures and other investments for 2015. We believe we have sufficient capacity under these thresholds to fund our planned development activity.

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

All of our principal debt arrangements are guaranteed by each of our material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under our senior credit facility), MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate our proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. Our international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of our Board of Directors and in accordance with the terms of our senior credit facilities.

In June 2015, MGM China and MGM Grand Paradise, as co-borrowers, entered into a second amended and restated credit facility which consists of $1.55 billion of term loans and a $1.45 billion revolving credit facility. The outstanding balance at December 31, 2015 of $1.6 billion was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin that will range between 1.375% and 2.50% based on MGM China’s leverage ratio. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. As of December 31, 2015, MGM China was required to maintain compliance with a maximum leverage ratio of 4.50 to 1.00 in addition to a minimum interest coverage ratio of 2.50 to 1.00.  MGM China was in compliance with the credit facility covenants at December 31, 2015.

In February 2016, the MGM China credit facility was amended to increase the maximum consolidated total leverage ratio. The maximum total leverage ratio increases to 6.00 to 1.00 for September 30, 2016 through June 30, 2017, and then decreases to 5.50 to 1.00 for September 30, 2017, 5.00 to 1.00 for December 31, 2017, and 4.50 to 1.00 for March 31, 2018 and thereafter.

In January 2016, MGM National Harbor, LLC, the Company’s wholly owned subsidiary developing and constructing MGM National Harbor, entered into a $100 million revolving credit facility and a $425 million delayed draw term loan facility, of which $250 million was funded at closing. The revolving and term loan facilities will initially bear interest at a LIBOR rate plus an additional rate ranging from 2.00% to 2.25% per annum (determined based on a total leverage ratio). The term loan is subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively. The term loan and revolving facilities are scheduled to mature in January 2021.

The credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. In addition, to the extent MGM National Harbor generates excess cash flow (as defined in the credit agreement), a percentage of such excess cash flow (ranging from 0% to 50% based on a total leverage ratio) will be required to be used to prepay the term loan facilities commencing with the fiscal year ended 2017.

The credit agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM National Harbor, LLC and its restricted subsidiaries to make investments, pay dividends, sell assets, and to incur additional debt and additional liens. In addition, the credit agreement requires MGM National Harbor, LLC and its restricted subsidiaries to maintain a maximum total leverage ratio and a minimum interest coverage ratio. In addition, borrowings under the credit agreement are subject to a customary “in balance test” (as defined in the credit agreement), which looks to the sufficiency of MGM National Harbor, LLC’s available resources to complete the MGM National Harbor casino resort.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria, Borgata, and T-Mobile Arena.  We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.  Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment.  Other than the T-Mobile Arena guarantee described below, we have not historically guaranteed financings obtained by our investees. In addition, there are no other provisions in the agreements with our investees which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

In conjunction with the Las Vegas Arena Company entering into a senior secured credit facility in September 2014, we and AEG each entered into joint and several completion guarantees for the project, as well as a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities).   As of December 31, 2015, term loan A was $120 million and term loan B was $80 million.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter
	(In millions)
Long-term debt	$1,504	$1,846	$1,272	$3,197	$1,500	$3,505
Estimated interest payments on long-term debt (1)	750	646	542	439	316	409
Construction commitments (2)	959	212	4	–	–	–
Operating Leases (3)	55	26	23	21	22	1,098
Capital leases	8	8	2	–	–	–
Tax liabilities (4)	5	–	–	–	–	–
Long-term liabilities	4	3	3	2	2	35
Other obligations (5)	340	72	24	1	1	1
	$3,625	$2,813	$1,870	$3,660	$1,841	$5,048

(1)

Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2015 and management’s forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM China credit facility.

(2)	The amount for 2016 includes $640 million related to MGM Cotai and $261 million and $15 million related to MGM National Harbor and MGM Springfield, respectively.
(3)	MGM National Harbor is being built on land subject to a long-term ground lease. See Note 11 to the accompanying consolidated financial statements for further discussion.
(4)

Approximately $4 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude or when these amounts will be paid, if ever.

(5)

The amount for 2016 includes $118 million related to employment agreements, $105 million for entertainment agreements and $77 million of open purchase orders.  Other commitments include various contracted amounts, including information technology, advertising, maintenance and other service agreements. Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts.  Our contractual commitments for these shows generally do not exceed 12 months and are based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

While we have significant indebtedness, we believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures over the next twelve months from the balance sheet date with existing cash and cash deposits, cash flows from operations, dividends from MGM China, and availability under our senior credit facility, the MGM China credit agreement and the MGM National Harbor credit agreement.  We have $1.5 billion of maturities of long-term debt in 2016.  See “Liquidity and Capital Resources – Other Factors Affecting Liquidity” for further discussion of anticipated uses of cash.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts.  In addition, MGM China extends credit to certain in-house VIP gaming customers and gaming promoters.  Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from our other customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2015 and 2014, approximately 37% and 30%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2015 and 2014, approximately 44% and 54%, respectively, of our casino accounts receivable was owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

We maintain an allowance, or reserve, for doubtful casino accounts at all of our operating casino resorts.  The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts.  We regularly evaluate the allowance for doubtful casino accounts.  At resorts where marker play is not significant, the allowance is generally established by applying standard reserve percentages to aged account balances.  At resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

In addition to enforceability issues, the collectability of unpaid markers given by foreign customers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries.  Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy occur.

The following table shows key statistics related to our casino receivables:

	December 31,
	2015	2014
	(In thousands)
Casino receivables	$285,182	$307,152
Allowance for doubtful casino accounts receivable	86,010	84,397
Allowance as a percentage of casino accounts receivable	30%	27%
Percentage of casino accounts outstanding over 180 days	26%	24%

Approximately $40 million and $68 million of casino receivables and $9 million and $13 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2015 and 2014, respectively.  The allowance for doubtful accounts as a percentage of casino accounts receivable has increased in the current year due to an increase in specific reserves for high-end gaming customers and an increase in the aging of accounts.  At December 31, 2015, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $2.9 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost.  For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values in connection with the June 2011 MGM China acquisition, the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.  When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project.  Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings.  Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method.  See Note 7 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group.  If the carrying value of the reporting unit exceeds its fair value, an indication of impairment exists and we must proceed to measure an impairment loss, if any. In measuring an impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value.

Due to a significant decrease in MGM China’s cash flows as well as a decline in the market capitalization of MGM China relative to its net book value, we performed an interim impairment test of goodwill related to the MGM China reporting unit in the second quarter of 2015. As of the date we completed our 2015 interim goodwill impairment analysis, the estimated fair value of our MGM China reporting unit exceeded its carrying value by 9%. We therefore concluded that goodwill related to the MGM China reporting unit was not impaired. During the fourth quarter of 2015, we conducted our annual impairment tests of goodwill by reviewing each of our reporting units, including our MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%. The decrease in fair value from the interim test valuation date resulted from a further decrease in forecasted cash flows from our interim analysis based on current market conditions and a further sustained decline in the enterprise value multiples of the MGM China reporting unit as well as those of the MGM China reporting unit’s peer group. As a result of the indication of impairment from the step one analysis, we proceeded to perform a step two impairment analysis to measure the impairment loss. As such, we determined the current fair values of all assets of the MGM China reporting unit, including its separately identifiable intangible assets. The current fair values of each of the separately identifiable intangible assets exceeded their respective carrying values by a significant amount, leading to a lower implied fair value of goodwill.  Therefore, we recorded a $1.5 billion non-cash impairment charge to reduce the historical carrying value of goodwill related to the MGM China reporting unit to its implied fair value.

With the exception of our MGM China reporting unit, as discussed above, none of our other reporting units incurred any goodwill impairment charges in 2015, 2014 or 2013. As of the date we completed our 2015 goodwill impairment analysis, the estimated fair values of our wholly owned domestic resorts reporting units with associated goodwill were substantially in excess of their carrying values.  As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

See Notes 7 and 15 to the accompanying consolidated financial statements for further discussion of write downs and impairments of goodwill and long-lived assets.

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

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. As of December 31, 2015, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeds the scheduled future reversal of existing U.S. federal deductible temporary differences.  Consequently, we no longer apply a valuation allowance against our U.S. federal deferred tax assets other than our foreign tax credit deferred tax asset and a capital loss carryforward.

As of December 31, 2015, we have a foreign tax credit carryover of $2.9 billion against which we have recorded a valuation allowance of $2.7 billion based upon our assessment of future realization.  The foreign tax credits are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau.  Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, we believe that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. Although MGM China’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, we believe it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to its competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires.  For all periods beyond December 31, 2021, we have assumed that MGM China will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years and have factored that assumption into our assessment of the realization of the foreign tax credit deferred tax asset.  Furthermore, we do not rely on future U.S. source operating income in assessing future foreign tax credit realization due to our history of recent losses in the U.S. and therefore only rely on U.S. federal taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period.

Our assessment of realization of our foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, our assumption concerning renewals of the five year exemption from Macau’s 12% complementary tax on gaming profits and assumptions concerning future U.S. operating profits.  As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance.  For example, should we in a future period actually receive or be able to assume an additional five year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.  In addition, a change to our forecasts of future profitability of and distributions from MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

Finally, we do not currently rely on future U.S. source operating income in assessing future foreign tax credit realization due to our recent history of cumulative losses in the U.S. and therefore only rely on U.S. federal taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. However, due to improvements in our U.S. operations we have generated U.S. operating profits for the past four consecutive quarters.  Should these profits continue in future periods, we may during the next 12 months begin to utilize projections of future U.S. source operating income in our assessment of the realizability of our foreign tax credit deferred tax asset, which could result in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes in such period.  However, the exact timing and amount of reduction in the valuation allowance are subject to change on the basis of the level of profitability that we are able to actually achieve.

In addition, there is an $18 million valuation allowance, after federal effect, provided on certain state deferred tax assets, a valuation allowance of $3 million on a federal income tax capital loss carryforward, a valuation allowance of $69 million on certain Macau deferred tax assets, and a valuation allowance of $1 million on Hong Kong net operating losses because we believe these assets do not meet the “more likely than not” criteria for recognition.

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

During the fourth quarter of 2015, we early adopted on a prospective basis FASB Accounting Standards Update No. 2015-17, “Balance sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  ASU 2015-17 requires that deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position.  Prior to adopting ASU 2015-17, we had a current deferred tax liability of $62 million for the period ending December 31, 2014.  Prior periods are not retrospectively adjusted in the accompanying financial statements.

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

As of December 31, 2015, long-term variable rate borrowings represented approximately 33% of our total borrowings.  Assuming a 100 basis-point increase in LIBOR (in the case of term loan B, over the 1% floor specified in our senior credit facility), our annual interest cost would change by approximately $27 million based on gross amounts outstanding at December 31, 2015. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would change by approximately $16 million based on amounts outstanding at December 31, 2015. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
	(In millions)
Fixed-rate	$1,476	$743	$475	$850	$1,500	$3,504	$8,548	$8,815
Average interest rate	8.3%	7.6%	11.9%	8.6%	6.3%	6.7%	7.5%
Variable rate	$28	$1,104	$797	$2,347	$—	$—	$4,276	$4,245
Average interest rate	3.4%	3.1%	2.0%	3.0%	N/A	N/A	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level.  The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of December 31, 2015, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $7 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $16 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 66 to 111 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.  This conclusion is based on an evaluation as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 64 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 65 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 20, 2016 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2015:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	18,410	$14.82	21,795
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2015 we had 1.6 million restricted stock units and 2.6 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights.  The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

Audited consolidated financial statements for CityCenter Holdings, LLC as of and for the three years in the period ended December 31, 2015 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).	Financial Statement Schedule.

Years Ended December 31, 2015, 2014 and 2013
Schedule II — Valuation and Qualifying Accounts	114

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).	Exhibits.

Exhibit Number	Description
3(1)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3(2)	Amended and Restated Bylaws of the Company, effective January 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016).
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

4.1(8)

Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (the “December 2006 8-K”)).

4.1(9)

First Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4.1(10)

Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

4.1(11)

Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on September 25, 2009).

4.1(12)

Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

4.1(13)

Indenture, dated as of January 17, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $850 million aggregate principal amount of 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.1(14)

Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(15)

First Supplemental Indenture, dated March 22, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(16)

Indenture, dated as of September 19, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.1(17)

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
4.1(18)

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

4.1(19)

Fourth Supplemental Indenture, dated November 25, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 6.000% senior notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014).

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

10.1(4)

Third Amendment to Credit Agreement, dated May 4, 2015, among the Company, MGM Grand Detroit, LLC, the guarantors named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on August 7, 2015).

10.1(5)

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
10.1(7)

Second Supplemental Agreement, dated June 9, 2015, between MGM China Holdings Limited and MGM Grand Paradise, S.A., certain Lenders and Arrangers named therein, Bank of America, N.A., Hong Kong Branch, as Facility Agent and Issuing Bank, and Banco Nacional Ultramarino, S.A., as Original Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2015).

10.1(8)

Amendment No. 1 to the Third Amended and Restated Sponsor Completion Guarantee, dated June 10, 2015, by and among MGM Resorts International, CityCenter Holdings, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2015).

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

10.3(1)	Third Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated December 22, 2015.
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

*10.4(3)	Amendment to the Company’s 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 13, 2007).
*10.4(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 5, 2014).
*10.4(5)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 25, 2011).
*10.4(6)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014 (incorporated by reference to Exhibit 10.4(6) to the Company’s Annual Report on Form 10-K filed on March 2, 2015).

Exhibit Number	Description
*10.4(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.4(8)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.4(9)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
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

*10.4(13)

Employment Agreement, executed as of August 24, 2015, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015).

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

*10.4(24)

Form of Restricted Stock Units Agreement of the Company (performance vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(25)

Form of Restricted Stock Units Agreement of the Company (non-employee director), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(26)

Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 through 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(27)

Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(28)

Form of Restricted Stock Units Agreement of the Company (Performance), effective for awards granted in August 2012 through 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(29)

Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(30)

Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(31)

Form of Performance Share Units Agreement of the Company, effective for awards granted in August 2012 through March 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(32)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through October 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.4(33)

Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

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

*10.4(44)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(45)

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
*10.4(51)

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

*10.4(63)	Profit Growth Share Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).
*10.4(64)

Form of Performance Share Units Agreement (Profit Growth Share Incentive Plan) of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

12	Computation of ratio of earnings to fixed charges.
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.

Exhibit Number	Description
23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.
99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2015.
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language:  (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

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

Based on its evaluation as of December 31, 2015, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015 and issued their report thereon, which is included in this annual report.  Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015.  Our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2016

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,670,312	$1,713,715
Cash deposits - original maturities longer than 90 days	—	570,000
Accounts receivable, net	480,559	473,345
Inventories	104,200	104,011
Income tax receivable	15,993	14,675
Prepaid expenses and other	137,685	151,414
Total current assets	2,408,749	3,027,160

Property and equipment, net	15,371,795	14,441,542

Other assets
Investments in and advances to unconsolidated affiliates	1,491,497	1,559,034
Goodwill	1,430,767	2,897,110
Other intangible assets, net	4,164,781	4,364,856
Other long-term assets, net	347,589	304,212
Total other assets	7,434,634	9,125,212
	$25,215,178	$26,593,914
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$182,031	$164,252
Construction payable	250,120	170,439
Current portion of long-term debt	328,442	1,245,320
Deferred income taxes, net	—	62,142
Accrued interest on long-term debt	165,914	191,155
Other accrued liabilities	1,311,444	1,574,617
Total current liabilities	2,237,951	3,407,925

Deferred income taxes, net	2,680,576	2,621,860
Long-term debt	12,368,311	12,805,285
Other long-term obligations	157,663	130,570
Redeemable noncontrolling interests	6,250	—
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 564,838,893 and 491,292,117 shares	5,648	4,913
Capital in excess of par value	5,655,886	4,180,922
Accumulated deficit	(555,629)	(107,909)
Accumulated other comprehensive income	14,022	12,991
Total MGM Resorts International stockholders' equity	5,119,927	4,090,917
Noncontrolling interests	2,644,500	3,537,357
Total stockholders' equity	7,764,427	7,628,274
	$25,215,178	$26,593,914

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Casino	$4,842,836	$5,878,775	$5,875,782
Rooms	1,876,733	1,768,012	1,646,303
Food and beverage	1,575,496	1,558,937	1,469,582
Entertainment	539,318	560,116	522,911
Retail	201,688	191,351	194,602
Other	506,934	507,639	490,349
Reimbursed costs	398,836	383,434	364,664
	9,941,841	10,848,264	10,564,193
Less: Promotional allowances	(751,773)	(766,280)	(754,530)
	9,190,068	10,081,984	9,809,663
Expenses
Casino	2,882,752	3,643,881	3,684,810
Rooms	564,094	548,993	516,605
Food and beverage	917,993	908,916	844,431
Entertainment	410,284	422,115	386,252
Retail	102,904	99,455	107,249
Other	348,513	361,904	354,705
Reimbursed costs	398,836	383,434	364,664
General and administrative	1,309,104	1,318,749	1,278,450
Corporate expense	274,551	238,811	216,745
Preopening and start-up expenses	71,327	39,257	13,314
Property transactions, net	1,503,942	41,002	124,761
Depreciation and amortization	819,883	815,765	849,225
	9,604,183	8,822,282	8,741,211
Income from unconsolidated affiliates	257,883	63,836	68,829
Operating income (loss)	(156,232)	1,323,538	1,137,281
Non-operating income (expense)
Interest expense, net of amounts capitalized	(797,579)	(817,061)	(857,347)
Non-operating items from unconsolidated affiliates	(76,462)	(87,794)	(208,682)
Other, net	(15,970)	(7,797)	(9,062)
	(890,011)	(912,652)	(1,075,091)
Income (loss) before income taxes	(1,046,243)	410,886	62,190
Benefit (provision) for income taxes	6,594	(283,708)	(20,816)
Net income (loss)	(1,039,649)	127,178	41,374
Less: Net (income) loss attributable to noncontrolling interests	591,929	(277,051)	(213,108)
Net loss attributable to MGM Resorts International	$(447,720)	$(149,873)	$(171,734)
Net loss per share of common stock attributable to MGM Resorts International
Basic	$(0.82)	$(0.31)	$(0.35)
Diluted	$(0.82)	$(0.31)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(1,039,649)	$127,178	$41,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,727	(1,293)	(3,993)
Other	(672)	1,250	115
Other comprehensive income (loss)	3,055	(43)	(3,878)
Comprehensive income (loss)	(1,036,594)	127,135	37,496
Less: Comprehensive (income) loss attributable to noncontrolling interests	589,905	(276,520)	(211,030)
Comprehensive loss attributable to MGM Resorts International	$(446,689)	$(149,385)	$(173,534)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,039,649)	$127,178	$41,374
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	819,883	815,765	849,225
Amortization of debt discounts, premiums and issuance costs	46,280	37,650	35,281
Loss on retirement of long-term debt	1,924	—	3,801
Provision for doubtful accounts	54,691	46,698	14,969
Stock-based compensation	42,872	37,264	32,332
Property transactions, net	1,503,942	41,002	124,761
(Income) loss from unconsolidated affiliates	(177,946)	24,875	140,360
Distributions from unconsolidated affiliates	29,333	15,568	16,928
Deferred income taxes	(3,615)	331,833	48,470
Change in operating assets and liabilities:
Accounts receivable	(62,720)	(32,435)	(59,842)
Inventories	(2,649)	3,167	(336)
Income taxes receivable and payable, net	(5,946)	(29,485)	13,468
Prepaid expenses and other	(13,694)	22,144	(38,790)
Prepaid Cotai land concession premium	(22,427)	(22,423)	(7,917)
Accounts payable and accrued liabilities	(139,069)	(288,955)	116,623
Other	(26,131)	824	(20,259)
Net cash provided by operating activities	1,005,079	1,130,670	1,310,448
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,466,819)	(872,041)	(562,124)
Dispositions of property and equipment	8,032	7,651	18,030
Proceeds from sale of business units and investment in unconsolidated affiliates	92,207	—	—
Investments in and advances to unconsolidated affiliates	(196,062)	(103,040)	(28,953)
Distributions from unconsolidated affiliates in excess of cumulative earnings	201,612	132	110
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	(219,546)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	252,592
Investments in cash deposits - original maturities longer than 90 days	(200,205)	(570,000)	—
Proceeds from cash deposits - original maturities longer than 90 days	770,205	—	—
Payments for gaming licenses	—	(85,000)	(21,600)
Other	(4,028)	10,981	1,354
Net cash used in investing activities	(795,058)	(1,524,150)	(560,137)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	977,275	(28,000)	(28,000)
Borrowings under bank credit facilities – maturities longer than 90 days	5,118,750	5,171,250	2,793,000
Repayments under bank credit facilities – maturities longer than 90 days	(5,118,750)	(5,171,250)	(2,793,000)
Issuance of senior notes	—	1,250,750	500,000
Retirement of senior notes	(875,504)	(508,900)	(612,262)
Debt issuance costs	(46,170)	(13,681)	(23,576)
Distributions to noncontrolling interest owners	(307,227)	(386,709)	(318,348)
Proceeds from issuance of redeemable noncontrolling interests	6,250	—	—
Other	(12,503)	(5,383)	(7,522)
Net cash provided by (used in) financing activities	(257,879)	308,077	(489,708)
Effect of exchange rate on cash	793	(889)	(443)
Cash and cash equivalents
Net increase (decrease) for the period	(47,065)	(86,292)	260,160
Change in cash related to assets held for sale	3,662	(3,662)	—
Balance, beginning of period	1,713,715	1,803,669	1,543,509
Balance, end of period	$1,670,312	$1,713,715	$1,803,669
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$776,540	$776,778	$840,280
Federal, state and foreign income taxes paid, net of refunds	11,801	42,272	835
Non-cash investing and financing activities
Conversion of convertible senior notes to equity	$1,449,499	$—	$—
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	(8,198)	83,106	92,956
Increase in construction accounts payable	79,681	74,237	39,287

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2015, 2014 and 2013

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income	Equity	Interests	Equity
Balances, January 1, 2013	489,234	$4,892	$4,132,655	$213,698	$14,303	$4,365,548	$3,750,468	$8,116,016
Net income (loss)	—	—	—	(171,734)	—	(171,734)	213,108	41,374
Currency translation adjustment	—	—	—	—	(1,915)	(1,915)	(2,078)	(3,993)
Other comprehensive income from unconsolidated affiliates, net	—	—	—	—	115	115	—	115
Stock-based compensation	—	—	30,374	—	—	30,374	3,048	33,422
Tax effect of stock-based compensation	—	—	4,188	—	—	4,188	—	4,188
Issuance of common stock pursuant to stock-based compensation awards	1,127	12	(8,706)	—	—	(8,694)	—	(8,694)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(318,344)	(318,344)
Other	—	—	(1,831)	—	—	(1,831)	(1,758)	(3,589)
Balances, December 31, 2013	490,361	4,904	4,156,680	41,964	12,503	4,216,051	3,644,444	7,860,495
Net income (loss)	—	—	—	(149,873)	—	(149,873)	277,051	127,178
Currency translation adjustment	—	—	—	—	(762)	(762)	(531)	(1,293)
Other comprehensive income from unconsolidated affiliates, net	—	—	—	—	1,250	1,250	—	1,250
Stock-based compensation	—	—	34,102	—	—	34,102	4,266	38,368
Tax effect of stock-based compensation	—	—	(7,807)	—	—	(7,807)	—	(7,807)
Issuance of common stock pursuant to stock-based compensation awards	931	9	(8,893)	—	—	(8,884)	—	(8,884)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(387,211)	(387,211)
Issuance of performance share units	—	—	7,529	—	—	7,529	—	7,529
Other	—	—	(689)	—	—	(689)	(662)	(1,351)
Balances, December 31, 2014	491,292	4,913	4,180,922	(107,909)	12,991	4,090,917	3,537,357	7,628,274
Net loss	—	—	—	(447,720)	—	(447,720)	(591,929)	(1,039,649)
Currency translation adjustment	—	—	—	—	1,703	1,703	2,024	3,727
Other comprehensive loss from unconsolidated affiliates, net	—	—	—	—	(672)	(672)	—	(672)
Stock-based compensation	—	—	38,464	—	—	38,464	4,538	43,002
Tax effect of stock-based compensation	—	—	7,740	—	—	7,740	—	7,740
Issuance of common stock pursuant to stock-based compensation awards	1,844	18	(24,896)	—	—	(24,878)	—	(24,878)
Conversion of convertible debt to common stock	71,703	717	1,448,779	—	—	1,449,496	—	1,449,496
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(307,494)	(307,494)
Issuance of performance share units	—	—	4,872	—	—	4,872	—	4,872
Other	—	—	5	—	—	5	4	9
Balances, December 31, 2015	564,839	$5,648	$5,655,886	$(555,629)	$14,022	$5,119,927	$2,644,500	$7,764,427

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Organization.  MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada:  Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. In April 2015, the Company closed the sale of Railroad Pass and Gold Strike which included related assets in Jean, Nevada. In November 2015, the Company closed the sale of Circus Circus Reno as well as the Company’s 50% interest in Silver Legacy and associated real property, with Eldorado Resorts, Inc. See Note 4 for additional discussion of dispositions. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget is $3.0 billion excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of and manages CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer.  See Note 6, Note 11 and Note 17 for additional information related to CityCenter.

The Company owns 50% of the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort.  The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.  See Note 6 for additional information regarding the Company’s investments in unconsolidated affiliates.

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor a license to build and operate a destination integrated casino, hotel and entertainment resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington D.C. The expected cost to develop and construct MGM National Harbor is approximately $1.3 billion, excluding capitalized interest and land related costs.  The Company expects the resort to include a casino with approximately 3,600 slots and 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high-end branded retail and fine and casual dining; a dedicated 3,000 seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage.

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield, Massachusetts.  The Company’s plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375 space parking garage, with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land related costs.

In 2013, the Company formed Las Vegas Arena Company, LLC (the “Las Vegas Arena Company”) with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) – a leader in sports, entertainment, and promotions – to design, construct, and operate an arena that will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of Las Vegas Arena Company. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land-related costs.  The Las Vegas Arena Company recently entered into a multi-year naming rights agreement with T-Mobile.  T-Mobile Arena is anticipated to seat between 18,000-20,000 people.  In addition, the Company is building The Park entertainment district which connects to New York-New York, Monte Carlo and T-Mobile Arena. Also, effective January 1, 2016, the Las Vegas Arena Company leases and operates the MGM Grand Garden Arena under a long term lease with an initial 15-year term, plus two 5-year renewal options. See Note 6 and Note 11 for additional information related to Las Vegas Arena Company.

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

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 9;
•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria. See Note 6; and
•	The Company used Level 2 and Level 3 inputs when measuring the impairment of goodwill related to the MGM China reporting unit, See Note 7.

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

Cash deposits – original maturities longer than 90 days. At December 31, 2014, the Company had $570 million in certificates of deposit with original maturities longer than 90 days. Scheduled maturities were at or prior to March 31, 2015. The fair value of the certificates of deposit equaled their carrying value.

Accounts receivable and credit risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable.  The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness.  At December 31, 2015, 63% of the Company’s casino receivables were due from customers residing in foreign countries.  Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost.  Accounts are written off when management deems the account to be uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value.  The allowance is estimated based on both a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2015, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories.  Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market.  Cost is determined primarily using the average cost method for food and beverage and operating supplies.  Cost for retail merchandise is determined using the cost method.

Property and equipment.  Property and equipment are stated at cost.  A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date.  Gains or losses on dispositions of property and equipment are included in the determination of income or loss.  Maintenance costs are expensed as incurred.  As of December 31, 2015 and 2014, the Company had accrued $17 million and $14 million for property and equipment within accounts payable and $44 million and $24 million related to construction retention accrued in other long-term liabilities, respectively.

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

Goodwill and other intangible assets.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.  An impairment of goodwill related to the MGM China reporting unit was recorded as a result of the annual impairment review in 2015. No impairments were indicated or recorded in 2014 and 2013.  See Note 7.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group.  If the carrying value of the reporting unit exceeds its fair value, an indication of impairment exists and the Company must proceed to measure an impairment loss, if any.  To measure an impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.  If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

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

Gaming revenues are recognized net of certain sales incentives, including discounts and points earned in point-loyalty programs.  The retail value of hotel rooms, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances.  The estimated cost of providing promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Rooms	$112,313	$115,463	$111,842
Food and beverage	279,041	295,667	294,555
Entertainment, retail and other	39,388	39,673	39,606
	$430,742	$450,803	$446,003

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

Loyalty programs.  The Company’s primary loyalty program is “M life” and is available to patrons at substantially all of the Company’s wholly owned and operated resorts and CityCenter. Members may earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices or the M life front desk at participating properties.  Points may also be redeemed for free slot play on participating machines. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn Express Comps based on their gaming play which can be redeemed for complimentary goods and services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing goods and services for Express Comps based on the Express Comps earned multiplied by a cost margin, less an estimate for Express Comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has a loyalty program, whereby patrons earn rewards that can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment.

Advertising.  The Company expenses advertising costs the first time the advertising takes place.  Advertising expense, which is generally included in general and administrative expenses, was $156 million for 2015 and 2014 and $153 million for 2013.

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

Redeemable noncontrolling interest.  In April 2015, MGM National Harbor issued non-voting economic interests in MGM National Harbor (“Interests”) to Radio One, Inc. (“Radio One”), a noncontrolling interest party, for a purchase price of $5 million. In addition, Radio One was given the right to make one additional capital contribution of up to $35 million prior to July 1, 2016 for the purchase of additional Interests.  In December 2015, MGM National Harbor issued Interests to 42 Gaming N.H., LLC (“42 Gaming”), a noncontrolling interest party, for a purchase price of $1.25 million. In addition, 42 Gaming was given the right to make one additional capital contribution of up to $8.75 million prior to July 1, 2016 for the purchase of additional Interests.

The Interests provide for annual preferred distributions by MGM National Harbor to Radio One and 42 Gaming based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions will begin within ninety days after the end of the fiscal year in which the opening date of MGM National Harbor occurs, and after the end of each subsequent fiscal year. Also, beginning on the third anniversary of the last day of the calendar quarter in which the opening date of MGM National Harbor occurs (and on each subsequent anniversary thereof) Radio One and 42 Gaming will each have the ability to require MGM National Harbor to purchase all or a portion of their Interests for a purchase price based on a contractually agreed upon formula. Radio One and 42 Gaming also each have the right to sell back all or a portion of their Interests prior to such date if MGM National Harbor were to guarantee or grant liens to secure any indebtedness of the Company or its affiliates other than the indebtedness of MGM National Harbor.

The Company has recorded the Interests as “Redeemable noncontrolling interests” in the mezzanine section of the accompanying consolidated balance sheets and not stockholders’ equity because their redemption is not exclusively in the Company’s control. Interests are initially accounted for at fair value. Subsequently, the Company will recognize changes in the redemption value as they occur and adjust the carrying amount of the redeemable noncontrolling interests to equal the maximum redemption value, provided such amount does not fall below the initial carrying value, at the end of each reporting period. The Company will reflect any changes caused by such an adjustment in retained earnings or accumulated deficit.

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

	Year Ended December 31,
	2015	2014	2013
Numerator:	(In thousands)
Net loss attributable to MGM Resorts International - basic	$(447,720)	$(149,873)	$(171,734)
Potentially dilutive effect due to MGM China Share Option Plan	—	(340)	(104)
Net loss attributable to MGM Resorts International - diluted	$(447,720)	$(150,213)	$(171,838)
Denominator:
Weighted-average common shares outstanding - basic and diluted	542,873	490,875	489,661
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	18,276	19,254	18,468

The weighted-average common shares outstanding for the year ended December 31, 2015 included the weighted average impact of the $300 million 4.25% convertible senior notes issued in June 2011 and the $1.15 billion 4.25% convertible senior notes issued in

April 2010 from the date of their conversion on April 15, 2015. The weighted-average impact of the assumed conversion of the convertible senior notes was excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 as their effect would be antidilutive.

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

Comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Currency translation adjustments	$27,167	$23,440
Other comprehensive income from unconsolidated affiliates	—	672
Accumulated other comprehensive income	27,167	24,112
Less: Currency translation adjustment attributable to noncontrolling interests	(13,145)	(11,121)
Accumulated other comprehensive income attributable to MGM Resorts International	$14,022	$12,991

Recently issued accounting standards. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue From Contracts With Customers,” (“ASU 2014-09”) to the fiscal year, and interim periods within the year, beginning on or after December 15, 2017. FASB ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”), effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2015-11 requires inventory that is measured using first-in, first-out (FIFO) or average cost method to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). ASU No. 2015-11 will not apply to inventories that are measured by using either the LIFO method or the retail inventory method. The Company is currently assessing the impact that adoption of ASU 2015-11 will have on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis,” (“ASU 2015-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. ASU 2015-02 amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. The adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

During 2015, the Company early adopted Accounting Standard Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amortization of such costs will continue to be reported as interest expense. In addition, in accordance with ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” (“ASU 2015-15”), which was adopted concurrent with ASU 2015-03, the Company will continue to present the debt issuance costs associated with the Company's revolving credit facilities as other assets included within the Company's consolidated balance sheets and continue amortizing those deferred costs over the term of the related facilities. ASU 2015-03 requires the new guidance to be applied on a retrospective basis. Accordingly, as of December 31, 2015 and 2014, the Company reclassified $118 million and $109 million, respectively, of debt issuance costs in the accompanying consolidated balance sheets.

During the fourth quarter of 2015, the Company early adopted on a prospective basis FASB Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”).  ASU 2015-17 requires that deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 may be applied on either a prospective or retrospective basis. The Company had a current deferred tax liability of $62 million for the year ended December 31, 2014. The Company adopted ASU 2015-17 on a prospective basis, and accordingly the prior periods have not been retrospectively adjusted in the accompanying financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Casino	$285,182	$307,152
Hotel	157,489	149,268
Other	127,677	106,527
	570,348	562,947
Less: Allowance for doubtful accounts	(89,789)	(89,602)
	$480,559	$473,345

NOTE 4 — DISPOSITIONS AND ASSETS HELD FOR SALE

On April 1, 2015, the Company closed the sale of Railroad Pass. At closing, the Company received $8 million in cash proceeds. The assets and liabilities of Railroad Pass were classified as held for sale as of December 31, 2014. At December 31, 2014, assets held for sale of $9 million, comprised predominantly of property, plant and equipment, were classified within “Prepaid expenses and other”  and  liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, were classified  within “Other accrued liabilities.”

On April 30, 2015, the Company closed the sale of Gold Strike and related assets in Jean, Nevada. At closing, the Company received $12 million in cash proceeds.  The assets and liabilities of Gold Strike were classified as held for sale as of December 31, 2014.  At December 31, 2014, assets held for sale of  $14 million comprised predominantly of property, plant and equipment, were classified within “Prepaid expenses and other”  and  liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, were classified  within “Other accrued liabilities.”

On July 7, 2015, the Company entered into an agreement with Eldorado Resorts, Inc. to sell Circus Circus Reno, as well as the Company’s 50% interest in Silver Legacy and associated real property.  On November 23, 2015, the Company closed the sale and received $80 million in cash proceeds and recorded a gain of $23 million related to the sale, classified within “Property transactions, net.”  See Note 6 for further discussion of the sale of the Company’s 50% investment in Silver Legacy.

Railroad Pass, Gold Strike and Circus Circus Reno were not classified as discontinued operations because the Company concluded that the sales did not have a major effect on the Company’s operations or its financial results and they do not represent a disposal of a major geographic segment or product line.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Land	$6,495,391	$6,475,134
Buildings, building improvements and land improvements	9,429,945	9,313,308
Furniture, fixtures and equipment	4,274,537	4,178,723
Construction in progress	2,111,860	999,616
	22,311,733	20,966,781
Less: Accumulated depreciation and amortization	(6,939,938)	(6,525,239)
	$15,371,795	$14,441,542

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2015	2014
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,136,452	$1,221,306
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	122,500	141,162
Marina District Development Company – Borgata (50%)	134,454	109,252
Other	98,091	87,314
	$1,491,497	$1,559,034

The Company recorded its share of the net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income from unconsolidated affiliates	$257,883	$63,836	$68,829
Preopening and start-up expenses	(3,475)	(917)	(507)
Non-operating items from unconsolidated affiliates	(76,462)	(87,794)	(208,682)
	$177,946	$(24,875)	$(140,360)

CityCenter

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

October 2013 debt restructuring transactions. In October 2013, CityCenter entered into a $1.775 billion senior secured credit facility. The senior secured credit facility consists of a $75 million revolving facility maturing in October 2018, and a $1.7 billion term loan B facility maturing in October 2020. The term loan B facility was issued at 99% of the principal amount and bears interest at LIBOR plus 3.25% with a LIBOR floor of 1.00%. Concurrent with the closing of the new senior secured credit facility, CityCenter issued a notice of full redemption with respect to its existing 7.625% senior secured first lien notes and 10.75%/11.50% senior secured second lien PIK toggle notes and discharged each of the indentures for its first and second lien notes at a premium in accordance with the terms of such indentures. As a result of the transaction, the Company recorded a charge of $70 million for its share of CityCenter’s non-operating loss on retirement of long-term debt, primarily consisting of premiums associated with the redemption of the existing first and second lien notes as well as the write-off of previously unamortized debt issuance costs. CityCenter permanently repaid $38 million and $154 million of its term loan B facility in 2015 and 2014, respectively.

In addition, in connection with the October 2013 debt restructuring, sponsor notes with a carrying value of approximately $738 million were converted to members’ equity. Subsequent to these transactions, CityCenter’s senior credit facility is its only remaining long-term debt.  The senior secured credit facility is secured by substantially all the assets of CityCenter, and contains certain financial covenants including minimum interest coverage ratios and maximum leverage ratio requirements (as defined in the CityCenter agreements).

Grand Victoria

At December 31, 2015, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results due in part to a continued loss of market share to video gaming terminals, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $17 million at December 31, 2015, based on an estimated fair value of $123 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain the investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary.

At June 30, 2014, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results and loss of market share due to the proliferation of video gaming terminals in the Illinois market, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $29 million at June 30, 2014, based on an estimated fair value of $140 million for the Company’s 50% interest.

At June 30, 2013, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $37 million based on an estimated fair value of $170 million for the Company’s 50% interest.

Las Vegas Arena Company

In September 2014, a wholly owned subsidiary of Las Vegas Arena Company entered into a senior secured credit facility to finance construction of the T-Mobile Arena. In connection with this senior credit facility, MGM Resorts International and AEG each entered into a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2015, the senior secured credit facility consisted of a $120 million term loan A and an $80 million term loan B. The senior secured credit facility matures in October 2016, with an option to extend the maturity for three years. The senior secured credit facility is secured by substantially all the assets of the Las Vegas Arena Company, and contains certain financial covenants applicable upon opening of the T-Mobile Arena. In accordance with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG contributed equal amounts totaling $175 million for construction, all of which has been contributed as of December 31, 2015. See Note 11 for discussion of the Company’s joint and several completion and repayment guarantees and equity contribution commitments related to the Las Vegas Arena Company.

Silver Legacy

As discussed in Note 4, the Company closed the sale of its 50% interest in Silver Legacy on November 23, 2015, received proceeds of $58 million, and recorded a gain of $20 million. The Company’s investment in Silver Legacy was not classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

Unconsolidated Affiliate Financial Information

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	December 31,
	2015	2014
	(In thousands)
Current assets	$592,883	$772,412
Property and other assets, net	9,128,866	9,381,601
Current liabilities	482,633	683,452
Long-term debt and other long-term obligations	2,268,157	2,396,376
Equity	6,970,959	7,074,185

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net revenues	$2,362,258	$2,299,698	$2,280,309
Operating expenses	(1,941,812)	(2,278,039)	(2,247,743)
Operating income	420,446	21,659	32,566
Interest expense	(142,396)	(164,055)	(328,740)
Non-operating expenses	(15,101)	(13,337)	(146,898)
Net income (loss)	$262,949	$(155,733)	$(443,072)

Results of operations of the unconsolidated affiliates includes the results of Silver Legacy through the date of disposition on November 23, 2015.

Basis Differences

The Company’s investments in unconsolidated affiliates do not equal the Company’s share of venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non–depreciable assets, such as land and indefinite-lived intangible assets, are not being amortized. Differences between the Company’s share of venture-level equity and investment balances are as follows:

	December 31,
	2015	2014
	(In thousands)
Venture-level equity attributable to the Company	$3,486,117	$3,532,746
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(573,163)	(578,554)
CityCenter capitalized interest (2)	241,374	251,450
CityCenter completion guarantee (3)	372,785	466,660
CityCenter deferred gain (4)	(236,327)	(238,749)
CityCenter capitalized interest on sponsor notes (5)	(47,158)	(49,892)
Other-than-temporary impairments of CityCenter investment (6)	(1,800,191)	(1,857,673)
Other-than-temporary impairments of Borgata investment (7)	(126,446)	(130,333)
Acquisition fair value adjustments net of other-than-temporary impairments of Grand Victoria investment (8)	99,619	116,669
Other adjustments	74,887	46,710
	$1,491,497	$1,559,034

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $426 million of impairments allocated to land.
(7)	The impairment of the Company’s Borgata investment includes $90 million of impairments allocated to land.
(8)	Relates to indefinite-lived gaming license rights for Grand Victoria and other-than-temporary impairments of the Company’s investment in Grand Victoria.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2015	2014
Goodwill:	(In thousands)
Wholly owned domestic resorts	$70,975	$70,975
MGM China	1,359,792	2,826,135
	$1,430,767	$2,897,110
Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	229,022	232,123
Total indefinite-lived intangible assets	327,120	330,221
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,515,867	4,513,101
Less: Accumulated amortization	(858,531)	(692,047)
	3,657,336	3,821,054
MGM Macau land concession	84,769	84,717
Less: Accumulated amortization	(19,554)	(15,272)
	65,215	69,445
MGM China customer lists	129,025	128,946
Less: Accumulated amortization	(126,003)	(116,664)
	3,022	12,282
MGM China gaming promoter relationships	180,635	180,524
Less: Accumulated amortization	(180,635)	(161,467)
	—	19,057
Maryland license, Massachusetts license and other intangible assets	136,127	136,827
Less: Accumulated amortization	(24,039)	(24,030)
	112,088	112,797
Total finite-lived intangible assets, net	3,837,661	4,034,635
Total other intangible assets, net	$4,164,781	$4,364,856

The following table summarizes our gross carrying value of goodwill and related cumulative impairment losses as of December 31, 2015:

	Gross Carrying Value	Cumulative Impairment Losses	Goodwill, net
Goodwill, net by Reportable Segment:	(In thousands)
Wholly Owned Domestic Resorts	$1,239,063	$(1,168,088)	$70,975
MGM China	2,827,783	(1,467,991)	1,359,792
Balance, December 31, 2015	$4,066,846	$(2,636,079)	$1,430,767

Goodwill related to wholly owned domestic resorts relates to the acquisition of Mirage Resorts in 2001 and the acquisition of Mandalay Resort Group in 2005.  The Company recognized goodwill resulting from its acquisition of a controlling interest in MGM China in 2011.

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

During the fourth quarter of 2015, the Company conducted its annual impairment tests of goodwill by reviewing each of its reporting units, including its MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%.  The decrease in fair value from the interim test valuation date resulted from a further decrease in forecasted cash flows from the interim analysis based on current market conditions and a further and sustained decline in the enterprise value multiples of the MGM China reporting unit as well as the multiples of the reporting unit’s peer group.

As a result of the indication of impairment from its step one analysis, the Company performed a step two impairment analysis to measure the impairment loss. As such, the Company determined the current fair values of all assets of the MGM China reporting unit, including its separately identifiable intangible assets. The current fair values of each of the separately identifiable intangible assets exceeded their respective carrying values by a significant amount, leading to a lower implied fair value of goodwill. Therefore, the Company recorded a $1.5 billion non-cash impairment charge to reduce the historical carrying value of goodwill related to the MGM China reporting unit to its implied fair value. The impairment charge is reflected in “Property transactions, net” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015. The carrying value of goodwill related to the MGM China reporting unit as of December 31, 2015 following the impairment charge was $1.4 billion.

The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $210 million consists of trademarks and trade names related to the Mandalay Resort Group acquisition.

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

MGM China gaming promoter relationships.  The Company recognized an intangible asset related to its relationships with gaming promoters, which was amortized on a straight-line basis over its estimated useful life of four years.  The gaming promoter relationship intangible asset became fully amortized in 2015.

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

Total amortization expense related to intangible assets was $199 million, $232 million and $243 million for 2015, 2014, and 2013, respectively.  Estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2016	$174,424
2017	172,482
2018	173,426
2019	178,149
2020	178,149
Thereafter	2,961,031
$3,837,661

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Payroll and related	$370,672	$369,497
Advance deposits and ticket sales	104,461	103,440
Casino outstanding chip liability	282,810	294,466
Casino front money deposits	127,947	122,184
MGM China gaming promoter commissions	33,064	74,754
Other gaming related accruals	91,318	114,165
Taxes, other than income taxes	153,531	201,562
Completion guarantee liability	—	148,929
Other	147,641	145,620
	$1,311,444	$1,574,617

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2015	2014

	(In thousands)
Senior credit facility term loans	$2,716,000	$2,744,000
MGM China credit facility	1,559,909	553,177
$1,450 million 4.25% convertible senior notes, due 2015	—	1,450,000
$875 million 6.625% senior notes, due 2015	—	875,000
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016	500,000	500,000
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$0.6 million 7% debentures, due 2036	552	552
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	12,824,375	14,170,643
Less: premiums, discounts, and unamortized debt issuance costs, net	(127,622)	(120,038)
	12,696,753	14,050,605
Less: Current portion, net of discounts and unamortized debt issuance costs	(328,442)	(1,245,320)
	$12,368,311	$12,805,285

As of December 31, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. At December 31, 2014, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities, convertible senior notes and senior notes. The Company excluded from the December 31, 2015 and 2014 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Total interest incurred	$862,377	$846,321	$862,417
Interest capitalized	(64,798)	(29,260)	(5,070)
	$797,579	$817,061	$857,347

Senior credit facility. At December 31, 2015, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.02 billion term loan A facility and a $1.70 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of December 31, 2015). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $28 million in 2015, in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at December 31, 2015. At December 31, 2015, the interest rate on the term loan A was 3.17% and the interest rate on the term loan B was 3.50%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries (the “Restricted Group”) to maintain a minimum trailing four-quarter EBITDA (as defined in the senior credit facility) and limits the ability of the Restricted Group to make capital expenditures and investments. As of December 31, 2015, the Restricted Group is required to maintain a minimum EBITDA of $1.30 billion. The minimum EBITDA requirement increases to $1.35 billion for March 31, 2016 through December 31, 2016, and to $1.40 billion for March 31, 2017 and thereafter. EBITDA for the trailing four quarters ended December 31, 2015, calculated in accordance with the terms of the senior credit facility (which includes cash distributions from unconsolidated affiliates, such as the CityCenter distribution), was $1.71 billion. The senior credit facility limits the Restricted Group to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter.  The Restricted Group’s total capital expenditures allowable under the senior credit facility for fiscal year 2015, after giving effect to unused amounts from 2014, was $794 million. In addition, the senior credit facility limits the Restricted Group’s ability to make investments subject to certain thresholds and other important exceptions. As of December 31, 2015, the Restricted Group was within the limit of capital expenditures and other investments for the 2015 calendar year.

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

MGM China credit facility. In June 2015, MGM China and MGM Grand Paradise, as co-borrowers, entered into a second amended and restated credit facility which consists of $1.55 billion of term loans and a $1.45 billion revolving credit facility. The term was extended for an eighteen month period to April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility bears interest at a fluctuating rate per annum based on HIBOR plus a margin that will range between 1.375% and 2.50% based on MGM China’s leverage ratio. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at December 31, 2015 was comprised solely of term loans.  At December 31, 2015, weighted average interest rate on the term loans was 1.97%.

The MGM China credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. As of December 31, 2015, MGM China was required to maintain compliance with a maximum leverage ratio of 4.50 to 1.00 in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with the credit facility covenants at December 31, 2015.

In February 2016, the MGM China credit facility was amended. The amendment included changes to the required maximum leverage ratio which increases to 6.00 to 1.00 beginning September 30, 2016 through June 30, 2017, then decreases to 5.50 to 1.00 for September 30, 2017, 5.00 to 1.00 for December 31, 2017, and 4.50 to 1.00 for March 31, 2018 and thereafter.

MGM National Harbor credit agreement. In January 2016, MGM National Harbor, LLC, the Company’s wholly owned subsidiary developing and constructing MGM National Harbor, entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million delayed draw term loan facility, of which $250 million was funded at closing. The revolving and term loan facilities initially bear interest at a LIBOR rate plus an additional rate ranging from 2.00% to 2.25% per annum (determined based on a total leverage ratio). The term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarter, respectively. The term loan and revolving facilities are scheduled to mature in January 2021.

The credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. In addition, to the extent MGM National Harbor generates excess cash flow (as defined), a percentage of such excess cash flow (ranging from 0% to 50% based on a total leverage ratio) will be required to be used to prepay the term loan facilities commencing with the fiscal year ended 2017.

The credit agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM National Harbor, LLC and its restricted subsidiaries to make investments, pay dividends, sell assets, and to incur additional debt and additional liens. In addition, the credit agreement requires MGM National Harbor, LLC and its restricted subsidiaries to maintain a maximum total leverage ratio and a minimum interest coverage ratio. In addition, borrowings under the credit agreement are subject to a customary “in balance test” (as defined in the credit agreement), which requires that, as of the date of determination prior to the opening date, the available funds (including resources that may be available from the Company under the Company’s senior credit facility) are equal to or exceed the remaining costs for MGM National Harbor.

Senior Notes. During 2015, the Company repaid its $875 million 6.625% senior notes at maturity.  In 2014, the Company repaid its $509 million 5.875% senior notes at maturity and issued $1.25 billion of 6% senior notes due 2023 for net proceeds of $1.24 billion. The senior notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. The senior notes are effectively subordinated to the Company’s existing and future secured obligations, primarily consisting of its senior credit facility, to the extent of the value of the assets securing such obligations.

Convertible senior notes.  In April 2015, holders of substantially all of the $1.45 billion in aggregate principal amount of 4.25% convertible senior notes elected to convert the notes into approximately 78 million shares of the Company’s common stock. The notes were converted at 53.83 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $18.58 per share. In addition, the Company settled the capped call transactions entered into in connection with the initial issuance of $1.15 billion in aggregate principal amount of notes and received approximately 6 million shares from such financial institutions. Such shares received in connection with the capped call transactions were subsequently retired.

Maturities of long-term debt.  Maturities of the principal amount of the Company’s long-term debt as of December 31, 2015 are as follows:

Years ending December 31,	(In thousands)
2016	1,503,649
2017	1,846,495
2018	1,272,453
2019	3,196,961
2020	1,500,000
Thereafter	3,504,817
12,824,375

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2015 was $13.1 billion. At December 31, 2014, the estimated fair value of the Company’s long-term debt was $15.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss tax credit carryforwards and certain temporary differences.  The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic operations	$155,296	$(168,135)	$(444,891)
Foreign operations	(1,201,539)	579,021	507,081
	$(1,046,243)	$410,886	$62,190

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal:	(In thousands)
Current	$(13,540)	$(10,448)	$3,532
Deferred (excluding separate components)	280,220	785,225	963,919
Deferred – operating loss carryforward	—	(277,453)	(305,760)
Deferred – valuation allowance	(247,867)	(815,851)	(634,190)
Other noncurrent	(590)	33,130	14,522
Benefit (provision) for federal income taxes	18,223	(285,397)	42,023
State:
Current	(1,840)	(2,214)	(1,812)
Deferred (excluding separate components)	(2,768)	4,338	4,056
Deferred – operating loss carryforward	(2,263)	531	393
Deferred – valuation allowance	(4,465)	412	(4,374)
Other noncurrent	7,153	(547)	879
Benefit (provision) for state income taxes	(4,183)	2,520	(858)
Foreign:
Current	(2,127)	(1,656)	(2,214)
Deferred (excluding separate components)	(5,832)	1,726	(70,440)
Deferred – operating loss carryforward	10,472	3,495	1,312
Deferred – valuation allowance	(9,959)	(4,396)	9,361
Provision for foreign income taxes	(7,446)	(831)	(61,981)
	$6,594	$(283,708)	$(20,816)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013

Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign tax credit	63.7	(222.0)	(1,557.1)
Repatriation of foreign earnings	(32.0)	113.2	738.4
Foreign goodwill impairment	(49.1)	—	—
Federal valuation allowance	(23.7)	198.6	1,019.8
State income tax, net of federal benefit and valuation allowance	(0.2)	(0.4)	0.8
Settlements with taxing authorities	0.1	(7.6)	(23.5)
Macau deferred tax liability re-measurement	—	—	96.1
Foreign jurisdiction income/losses taxed at other than 35%	6.9	(49.1)	(281.8)
Tax credits	0.4	(1.0)	(13.1)
Permanent and other items	(0.5)	2.3	18.9
	0.6%	69.0%	33.5%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2015	2014
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$42,133	$47,563
Deferred compensation	4,719	4,074
Net operating loss carryforward	20,084	21,555
Capital loss carryforward	2,827	—
Accruals, reserves and other	42,614	129,311
Investments in unconsolidated affiliates	198,594	236,528
Stock-based compensation	32,108	34,449
Tax credits	2,883,839	2,601,653
	3,226,918	3,075,133
Less: Valuation allowance	(2,736,972)	(2,498,299)
	489,946	576,834
Deferred tax assets – foreign:
Bad debt reserve	976	1,456
Net operating loss carryforward	69,800	59,329
Accruals, reserves and other	1,270	64
Property and equipment	2,837	10,687
	74,883	71,536
Less: Valuation allowance	(70,159)	(60,468)
	4,724	11,068
Total deferred tax assets	$494,670	$587,902
Deferred tax liabilities – federal and state:
Property and equipment	(2,536,724)	(2,549,866)
Long-term debt	(220,245)	(293,006)
Intangibles	(99,419)	(109,161)
	(2,856,388)	(2,952,033)
Deferred tax liabilities – foreign:
Intangibles	(318,858)	(319,871)
	(318,858)	(319,871)
Total deferred tax liability	$(3,175,246)	$(3,271,904)
Net deferred tax liability	$(2,680,576)	$(2,684,002)

Income generated from gaming operations of MGM Grand Paradise, which is wholly owned by MGM China, is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016, pursuant to approval from the Macau government in 2011.  Absent this exemption, “Net loss attributable to MGM Resorts International” would have increased by $25 million and $47 million for 2015 and 2014, respectively, and net loss per share (diluted) would have increased by $0.04 and $0.10 for 2015 and 2014, respectively.  The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise.  The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016.  Such assumption is based upon the granting of a third five-year exemption to competitors of MGM Grand Paradise.  While no assurance can be given, the Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires, a requirement under Macanese law.  The net deferred tax liability of MGM Grand Paradise was re-measured during the first quarter of 2013 due to the extension of the amortization period of the Macau gaming subconcession in connection with the effectiveness of the Cotai land concession.  This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million in 2013.

Non-gaming operations remain subject to the Macau complementary tax.  MGM Grand Paradise had at December 31, 2015 a complementary tax net operating loss carryforward of $571 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2016 through 2018.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China.  However, MGM Grand Paradise has entered into an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends.  Such annual fee arrangement is effective until December 31, 2016. MGM China is not subject to the complementary tax on distributions it receives during the covered period as a result of the annual fee arrangement. Annual payments of $2 million are required under the annual fee arrangement.  The $2 million annual payment for 2015 and 2014 was accrued and a corresponding provision for income taxes was recorded in each year.

The Company repatriated $304 million and $390 million of foreign earnings and profits in 2015 and 2014, respectively.  At December 31, 2015, there are approximately $178 million of unrepatriated foreign earnings and profits, all of which the Company anticipates will be repatriated without the incurrence of additional U.S. income tax expense.  Accordingly, no deferred tax liability has been recorded for those earnings.  Creditable foreign taxes associated with the repatriated earnings and profits increased the Company’s foreign tax credit carryover by $318 million and $782 million in 2015 and 2014, respectively.  Such foreign taxes consist of the Macau Special Gaming Tax, which the Company believes qualifies as a tax paid in lieu of an income tax that is creditable against U.S. income taxes.  The foreign tax credit carryovers expire as follows: $785 million in 2022; $976 million in 2023; $782 million in 2024; and $318 million in 2025. The foreign tax credit carryovers are subject to valuation allowance as described further below.

The Company has an alternative minimum tax credit carryforward of $23 million that will not expire.

For state income tax purposes, the Company has Illinois and New Jersey net operating loss carryforwards of $82 million and $207 million, respectively, which equates to deferred tax assets after federal tax effect and before valuation allowance, of $4 million and $12 million, respectively.  The Illinois net operating loss carryforwards will expire if not utilized by 2021 through 2026.  The New Jersey net operating loss carryforwards will expire if not utilized by 2029 through 2035.

As of December 31, 2015, the scheduled future reversal of existing U.S. federal taxable temporary differences exceeds the scheduled future reversal of existing U.S. federal deductible temporary differences. Consequently, the Company no longer applies a valuation allowance against its U.S. federal deferred tax assets other than the foreign tax credit deferred tax asset and a capital loss carryforward. The Company has recorded a valuation allowance of $2.7 billion against the $2.9 billion foreign tax credit deferred tax asset at December 31, 2015.  In addition, there is an $18 million valuation allowance, after federal effect, provided on certain state deferred tax assets, a valuation allowance of $3 million on a federal income tax capital loss carryforward, a valuation allowance of $69 million on certain Macau deferred tax assets, and a valuation allowance of $1 million on Hong Kong net operating losses because we believe these assets do not meet the “more likely than not” criteria for recognition.

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

Furthermore, the Company does not currently rely on future U.S. source operating income in assessing future foreign tax credit realization due to its recent history of cumulative losses in the U.S. and therefore only relies on U.S. federal taxable temporary differences that it expects will reverse during the 10-year foreign tax credit carryover period. However, due to improvements in its U.S. operations the Company has generated U.S. operating profits for the past four consecutive quarters.  Should these profits continue in future periods, the Company may during the next 12 months begin to utilize projections of future U.S. source operating income in its assessment of the realizability of its foreign tax credit deferred tax asset, which could result in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes in such period.  However, the exact timing and amount of reduction in the valuation allowance are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gross unrecognized tax benefits at January 1	$31,143	$106,246	$153,184
Gross increases - prior period tax positions	—	1,626	6,082
Gross decreases - prior period tax positions	(14,158)	(43,098)	(35,508)
Gross increases - current period tax positions	1,222	5,066	4,064
Settlements with taxing authorities	(2,408)	(38,697)	(21,576)
Lapse in Statutes of Limitations	(2,075)	—	—
Gross unrecognized tax benefits at December 31	$13,724	$31,143	$106,246

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8 million and $12 million at December 31, 2015 and 2014, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company accrued $4 million in interest related to unrecognized tax benefits at December 31, 2014.  There were no amounts accrued for interest related to unrecognized tax benefits at December 31, 2015.  No amounts were accrued for penalties as of either date.  Income tax expense for the years ended December 31, 2015, 2014 and 2013 includes interest benefit related to unrecognized tax benefits as follows: $4 million benefit in 2015, $13 million benefit in 2014 and $12 million benefit in 2013.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material.  As of December 31, 2015, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2010.  During 2015, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of the 2009 tax year and agreed to all IRS adjustments to the 2010 and 2011 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes. The Company received a refund of $16 million of taxes and associated interest in connection with the settlement of these examinations, which are now considered settled for financial accounting purposes. During 2014, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of its consolidated federal income tax returns for the 2005 through 2009 tax years; the 2007 through 2008 tax years of CityCenter Holdings, LLC; the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes; and the 2005 through 2009 tax years of Marina District Development Holding Company, LLC an unconsolidated affiliate treated as a partnership for income tax purposes. These examinations are now considered settled for financial reporting purposes.  The Company previously deposited $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for these examinations.

As of December 31, 2015, other than adjustments resulting from the federal income tax audits discussed above, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2011. During 2015, the state of New Jersey completed its examination of Marina District Development Holding Company, LLC for the 2003 through 2009 tax years. All adjustments were agreed to by the members of Marina District Development Holding Company, LLC and the examination is now considered settled for financial accounting purposes.  The Company made a $1 million payment of tax and associated interest as a result of this settlement.  No other state or local income tax returns are currently under examination.

The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2015 will change materially within the next twelve months.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements.  Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2015, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases

Years ending December 31,	(In thousands)
2016	$54,780	$8,229
2017	26,067	7,562
2018	22,666	1,725
2019	20,564	—
2020	21,564	—
Thereafter	1,097,757	—
Total minimum lease payments	$1,243,398	17,516
Less: Amounts representing interest		(853)
Total obligations under capital leases		16,663
Less: Amounts due within one year		(7,572)
Amounts due after one year		$9,091

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively.  Rental expense for operating leases was $74 million, $65 million and $41 million for 2015, 2014 and 2013, respectively. Amounts included short term rentals charged to rent expense.  Rental expense includes $7 million related to the Cotai land concession for 2015, 2014 and 2013. The Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term. Rent recognized for the Cotai land concession is included in “Preopening and start-up expenses” prior to opening.

In April 2013, the Company entered into a ground lease agreement for an approximate 23 acre parcel of land in connection with the MGM National Harbor project. The ground lease has an initial term of 25 years and the right to extend for up to 13 additional six year periods with the first 7 of those additional periods considered to be reasonably assured. The Company therefore amortizes the lease on a straight line basis over a 67 year term. The ground lease is accounted for as an operating lease with rental expense of $19 million and $13 million recorded for the years ended December 31, 2015 and 2014, respectively. Rent recognized for the ground lease is included in "Preopening and start-up expenses" prior to opening.

Cotai land concession contract.  MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2015, MGM China had paid $130 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” In January 2016, MGM China paid the sixth semi-annual installment of $15 million under the land concession contract.  Including interest on the two remaining semi-annual installments, MGM China has approximately $29 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

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

T-Mobile Arena. In conjunction with the Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2015, term loan A was $120 million and term loan B was $80 million.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2015, the Company had $26 million in letters of credit outstanding.  MGM China’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2015 MGM China had provided approximately $39 million of guarantees under its credit facility.

Other litigation.  The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — STOCKHOLDERS’ EQUITY

MGM China dividend. MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the Company and $196 million was distributed to noncontrolling interests, a $120 million final dividend in June 2015, of which $61 million remained within the Company and $59 million was distributed to noncontrolling interests, and a $76 million interim dividend in August 2015, of which $39 million remained within the Company and $37 million was distributed to noncontrolling interests.

MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the Company and $245 million was distributed to noncontrolling interests, a $127 million final dividend in June 2014, of which $65 million remained within the Company and $62 million was distributed to noncontrolling interests, and a $137 million interim dividend in September 2014, of which $70 million remained within the Company and $67 million was distributed to noncontrolling interests.

MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the Company and $245 million was distributed to noncontrolling interests, and a $113 million interim dividend in September 2013, of which $58 million remained within the Company and $55 million was distributed to noncontrolling interests.

On February 18, 2016, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2015 of $46 million to MGM China shareholders subject to approval at the MGM China 2016 annual shareholders meeting to be held in May. If approved, the Company will receive $23 million, its 51% share of the 2015 final dividend.

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

As of December 31, 2015, the Company had an aggregate of approximately 22 million shares of common stock available for grant as share-based awards under the Omnibus Plan.  A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2015 is presented below:

Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2015	16,176	$15.27
Granted	2,247	20.26
Exercised	(2,571)	10.83
Forfeited or expired	(1,721)	32.47
Outstanding at December 31, 2015	14,131	14.82	3.76	$111,900
Vested and expected to vest at December 31, 2015	13,733	14.66	3.69	$111,129
Exercisable at December 31, 2015	9,056	11.97	2.60	$97,655

As of December 31, 2015, there was a total of $33 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units and performance share units

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price
Nonvested at January 1, 2015	1,358	$18.27	1,455	$15.14	$20.48
Granted	848	20.28	1,045	17.73	25.76
Vested	(540)	16.18	(682)	10.03	13.37
Forfeited	(88)	18.45	—	—	—
Nonvested at December 31, 2015	1,578	20.05	1,818	18.54	26.18

As of December 31, 2015, there was a total of $24 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2015, there was a total of $21 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.1 years.

The Company grants PSUs for a portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as the other PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. In March 2015 and 2014, the Company granted 0.2 million and 0.3 million PSUs pursuant to the Bonus PSU Policy with a target price of $25.91 and $31.72, respectively. Additionally, the Company grants PSUs for certain employees of the Company in connection with the Profit Growth Plan (“Profit Growth Plan PSUs”). Profit Growth Plan PSUs have the same terms as the other PSUs granted under the Omnibus Plan with the exception of an additional service and performance condition tied to the results of the Profit Growth Plan which must be achieved for the awards to vest. In October 2015, the Company granted 0.3 million Profit Growth Plan PSUs with a target price of $25.76. Awards granted under the Bonus PSU Policy and in connection with the Profit Growth Plan are excluded from the table above.

The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Intrinsic value of share-based awards exercised or RSUs and PSUs vested	$67,420	$31,613	$28,880
Income tax benefit from share-based awards exercised or RSUs and PSUs vested	23,288	10,805	9,975

The Company net settles SAR exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the SAR less applicable taxes.

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

As of December 31, 2015, MGM China had an aggregate of approximately 327 million shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2015 is presented below:

Stock options

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2015	35,058	$2.85
Granted	16,546	1.84
Exercised	(20)	2.01
Forfeited or expired	(2,373)	2.24
Outstanding at December 31, 2015	49,211	2.54	7.95	$—
Vested and expected to vest at December 31, 2015	46,659	2.54	7.89	$—
Exercisable at December 31, 2015	18,013	2.42	6.24	$—

As of December 31, 2015, there was a total of $19 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years.

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Year Ended December 31,
	2015	2014	2013
Compensation cost:	(In thousands)
Omnibus Plan	$33,742	$29,662	$27,201
MGM China Plan	9,260	8,706	6,221
Total compensation cost	43,002	38,368	33,422
Less: Reimbursed costs and capitalized cost	(1,156)	(1,104)	(1,090)
Compensation cost after reimbursed costs and capitalized cost	41,846	37,264	32,332
Less: Related tax benefit	(11,230)	(9,822)	—
Compensation cost, net of tax benefit	$30,616	$27,442	$32,332

Compensation cost for SARs granted under the Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	38%	40%	54%
Expected term	4.9 yrs.	4.9 yrs.	4.9 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.8%	1.6%	1.6%
Weighted-average fair value of SARs granted	$7.27	$8.18	$9.44

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

Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	39%	31%	40%
Expected term	3.0 yrs.	3.0 yrs.	3.0 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.9%	1.0%	0.6%
Weighted-average fair value of PSUs granted	$17.73	$18.39	$21.01

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

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	43%	39%	46%
Expected term	5.8 yrs.	7.9 yrs.	8.0 yrs.
Expected dividend yield	2.4%	1.6%	1.2%
Risk-free interest rate	1.3%	1.8%	1.7%
Weighted-average fair value of options granted	$0.55	$1.06	$1.39

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

NOTE 14 — EMPLOYEE BENEFIT PLANS

Multiemployer benefit plans.  Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans.  Of these plans, the Company considers the Southern Nevada Culinary and Bartenders Pension Plan (the “Pension Plan”), under the terms of collective bargaining agreements with the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165, to be individually significant. The risk of participating in the Pension Plan differs from single-employer plans in the following aspects:

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

Expiration Date
		Pension Protection Act		of Collective
	EIN/Pension	Zone Status (1)		Bargaining
Pension Fund	Plan Number	2014	2013	Agreements (2)
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	5/31/18

(1)	The trustees of the Pension Plan have elected to apply the extended amortization and the special ten year asset smoothing rules under the Pension Relief Act of 2010.
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

Contributions to the Company’s multiemployer pension plans and other multiemployer benefit plans were as follows:

	Year Ended December 31,
	2015	2014	2013
Multiemployer Pension Plans	(In thousands)
Southern Nevada Culinary and Bartenders Pension Plan	$41,904	$33,927	$37,691
Other pension plans not individually significant	9,680	7,323	8,280
Total multiemployer pension plans	$51,584	$41,250	$45,971

Multiemployer Benefit Plans Other Than Pensions
UNITE HERE Health	$191,733	$202,641	$167,494
Other	12,840	12,746	15,367
Total multiemployer benefit plans other than pensions	$204,573	$215,387	$182,861

During 2014 an amendment to the collective bargaining agreements to temporarily divert contributions from the Pension Plan to the Health Fund was in effect. As a result contributions to the Pension Plan decreased in 2014 compared to 2013 and increased in 2015 compared to 2014 as the amendment ended in June of 2014. Hours worked in 2015 increased approximately 1% compared to 2014. Bellagio, Aria, Mandalay Bay and MGM Grand Las Vegas were listed in the Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2014 and 2013. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2015. No surcharges were imposed on the Company’s contributions to any of the plans.

Self-insurance.  The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $22 million and $20 million at December 31, 2015 and 2014, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $43 million and $48 million as of December 31, 2015 and 2014, respectively. Both liabilities are included in “Other accrued liabilities.”

Retirement savings plans.  The Company has retirement savings plans under Section 401(k) of the IRC for eligible employees.  The plans allow employees to defer, within prescribed limits, up to 75% of their income on a pre-tax and/or after-tax basis through contributions to the plans. The Company matches 50% of the first 6% of eligible employee deferrals up to a specified annual maximum dollar amount. The Company recorded charges for 401(k) contributions of $16 million, $17 million and $13 million in 2015, 2014 and 2013, respectively.

The Company maintains nonqualified deferred retirement plans for certain key employees. The plans allow participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a deferred tax savings. All employee deferrals vest immediately. The Company does not contribute to the plan.

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

MGM China. MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees.  The Company recorded charges related to contributions in the retirement plan of $7 million, $5 million and $5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 15 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
MGM China goodwill impairment	$1,467,991	$—	$—
Grand Victoria investment impairment	17,050	28,789	36,607
Gain on sale of Circus Circus Reno and Silver Legacy investment	(23,002)	—	—
Corporate buildings impairment	—	—	44,510
Other Nevada land impairment	—	—	20,354
Other property transactions, net	41,903	12,213	23,290
	$1,503,942	$41,002	$124,761

MGM China goodwill. See Note 7 for additional information related to the MGM China goodwill impairment charge.

Grand Victoria investment. See Note 6 for additional information related to the Grand Victoria investment impairment charges.

Circus Circus Reno and Silver Legacy investment sale.  See Note 4 for additional information related to the sale of Circus Circus Reno.  See Note 6 for further discussion of the sale of the Company’s 50% investment in Silver Legacy.

Corporate buildings.  During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which were removed from service in connection with the T-Mobile Arena project, of which the Company owns 50%, that is located on the land previously occupied by these buildings.

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

Other. Other property transactions, net in 2015 includes a loss of $18 million in connection with the trade-in of Company aircraft in addition to other miscellaneous asset disposals and demolition costs. Other property transactions, net in 2014 and 2013 include miscellaneous asset disposals and demolition costs.

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

The following tables present the Company’s segment information:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$6,497,361	$6,342,084	$6,052,644
MGM China	2,214,767	3,282,329	3,316,928
Reportable segment net revenues	8,712,128	9,624,413	9,369,572
Corporate and other	477,940	457,571	440,091
	$9,190,068	$10,081,984	$9,809,663
Adjusted Property EBITDA
Wholly owned domestic resorts	$1,689,966	$1,518,307	$1,442,686
MGM China	539,881	850,471	814,109
Reportable segment Adjusted Property EBITDA	2,229,847	2,368,778	2,256,795

Other operating income (expense)
Corporate, unconsolidated affiliates and other, net	9,073	(149,216)	(132,214)
Preopening and start-up expenses	(71,327)	(39,257)	(13,314)
Property transactions, net	(1,503,942)	(41,002)	(124,761)
Depreciation and amortization	(819,883)	(815,765)	(849,225)
Operating income (loss)	(156,232)	1,323,538	1,137,281
Non-operating income (expense)
Interest expense, net of amounts capitalized	(797,579)	(817,061)	(857,347)
Non-operating items from unconsolidated affiliates	(76,462)	(87,794)	(208,682)
Other, net	(15,970)	(7,797)	(9,062)
	(890,011)	(912,652)	(1,075,091)
Income (loss) before income taxes	(1,046,243)	410,886	62,190
Benefit (provision) for income taxes	6,594	(283,708)	(20,816)
Net income (loss)	(1,039,649)	127,178	41,374
Less: Net (income) loss attributable to noncontrolling interests	591,929	(277,051)	(213,108)
Net loss attributable to MGM Resorts International	$(447,720)	$(149,873)	$(171,734)

	December 31,
	2015	2014

Total assets:	(In thousands)
Wholly owned domestic resorts	$13,261,882	$13,234,233
MGM China	7,895,376	8,836,856
Reportable segment total assets	21,157,258	22,071,089
Corporate and other	4,099,837	4,545,448
Eliminated in consolidation	(41,917)	(22,623)
	$25,215,178	$26,593,914

	December 31,
	2015	2014

Property and equipment, net:	(In thousands)
Wholly owned domestic resorts	$11,853,802	$11,933,559
MGM China	1,896,815	1,323,432
Reportable segment property and equipment, net	13,750,617	13,256,991
Corporate and other	1,663,095	1,207,174
Eliminated in consolidation	(41,917)	(22,623)
	$15,371,795	$14,441,542

	Year Ended December 31,
	2015	2014	2013

Capital expenditures:	(In thousands)
Wholly owned domestic resorts	$383,367	$292,463	$216,147
MGM China	590,968	347,338	254,516
Reportable segment capital expenditures	974,335	639,801	470,663
Corporate and other	504,398	233,173	107,442
Eliminated in consolidation	(11,914)	(933)	(15,981)
	$1,466,819	$872,041	$562,124

NOTE 17 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals.  The Company earned fees of $41 million, $38 million and $38 million for the years ended December 31, 2015, 2014 and 2013.  The Company is being reimbursed for certain costs in performing its development and management services.  During the years ended December 31, 2015, 2014 and 2013 the Company incurred $393 million, $380 million and $364 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs.  As of December 31, 2015 and 2014, CityCenter owed the Company $55 million and $45 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

Other agreements. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time sharing basis.  CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company.  For the years ended December 31, 2015, 2014 and 2013, the Company was reimbursed $2 million, $3 million, $3 million, respectively, for aircraft related expenses.  The Company has certain other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

MGM China

Ms. Pansy Ho is member of the Board of Directors of, and holds a minority ownership interest in, MGM China.  Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments.  Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China  and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. MGM China incurred expenses of $16 million, $28 million and $18 million for the years ended December 31, 2015, 2014 and 2013, respectively.  MGM China recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, MGM China did not have a material payable to or receivable from Shun Tak.

MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM Macau’s consolidated net revenue, subject to a 2015 annual cap of $52 million with a 20% increase per annum for each subsequent calendar year during the term of the agreement. During the years ended December 31, 2015, 2014 and 2013, MGM China incurred total license fees of $39 million, $43 million and $36 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $27 million in 2015, which will increase by 10% per annum for each year during the term of the agreement. For the years ended December 31, 2015 and 2013, MGM China incurred $10 million and $15 million of fees, respectively, to MGM Branding and Development related to development services. Such amount is eliminated in consolidation. No fee was paid for the year ended December 31, 2014.

An entity owned by Ms. Pansy Ho received distributions of $15 million, $13 million and $18 million during the years ended December 31, 2015, 2014 and 2013, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

T-Mobile Arena

The Las Vegas Arena Company leases the land underlying the T-Mobile Arena from the Company under a 50 year operating lease, which commences upon the opening of the Arena. In conjunction with Las Vegas Arena Company obtaining financing and beginning construction in 2014, the Company began accruing rental income. For the years ended December 31, 2015 and 2014, the Company recorded accrued income of $3 million and $1 million, respectively, for the T-Mobile Arena ground lease.

NOTE 18 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

All of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under the Company’s senior credit facility), MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, are presented below. Within the Condensed Consolidating Statements of Cash Flows for the periods ending December 31, 2015 and 2014, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$561,310	$932,374	$915,979	$(914)	$2,408,749
Property and equipment, net	—	12,364,382	3,019,384	(11,971)	15,371,795
Investments in subsidiaries	20,226,258	2,956,404	—	(23,182,662)	—
Investments in and advances to unconsolidated affiliates	—	1,460,084	6,413	25,000	1,491,497
Intercompany accounts	—	3,234,271	—	(3,234,271)	—
Other non-current assets	38,577	444,333	5,460,227	—	5,943,137
	$20,826,145	$21,391,848	$9,402,003	$(26,404,818)	$25,215,178
Current liabilities	$536,165	$994,570	$708,130	$(914)	$2,237,951
Intercompany accounts	2,390,461	—	843,810	(3,234,271)	—
Deferred income taxes, net	2,366,443	—	314,133	—	2,680,576
Long-term debt	10,393,197	4,837	1,970,277	—	12,368,311
Other long-term obligations	19,952	67,212	70,499	—	157,663
Total liabilities	15,706,218	1,066,619	3,906,849	(3,235,185)	17,444,501
Redeemable noncontrolling interests	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,119,927	20,325,229	2,844,404	(23,169,633)	5,119,927
Noncontrolling interests	—	—	2,644,500	—	2,644,500
Total stockholders' equity	5,119,927	20,325,229	5,488,904	(23,169,633)	7,764,427
	$20,826,145	$21,391,848	$9,402,003	$(26,404,818)	$25,215,178

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,390,806	$868,688	$768,335	$(669)	$3,027,160
Property and equipment, net	—	12,445,086	2,008,428	(11,972)	14,441,542
Investments in subsidiaries	20,430,160	3,896,365	—	(24,326,525)	—
Investments in and advances to unconsolidated affiliates	—	1,526,446	7,588	25,000	1,559,034
Intercompany accounts	—	2,175,091	—	(2,175,091)	—
Other non-current assets	38,531	414,801	7,112,846	—	7,566,178
	$21,859,497	$21,326,477	$9,897,197	$(26,489,257)	$26,593,914
Current liabilities	$1,680,319	$953,179	$775,097	$(670)	$3,407,925
Intercompany accounts	1,932,780	—	242,311	(2,175,091)	—
Deferred income taxes, net	2,312,828	—	309,032	—	2,621,860
Long-term debt	11,805,030	4,837	995,418	—	12,805,285
Other long-term obligations	37,623	58,016	34,931	—	130,570
Total liabilities	17,768,580	1,016,032	2,356,789	(2,175,761)	18,965,640
MGM Resorts International stockholders' equity	4,090,917	20,310,445	4,003,051	(24,313,496)	4,090,917
Noncontrolling interests	—	—	3,537,357	—	3,537,357
Total stockholders' equity	4,090,917	20,310,445	7,540,408	(24,313,496)	7,628,274
	$21,859,497	$21,326,477	$9,897,197	$(26,489,257)	$26,593,914

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,429,103	$2,763,862	$(2,897)	$9,190,068
Equity in subsidiaries' earnings	376,074	(566,270)	—	190,196	—
Expenses
Casino and hotel operations	6,717	3,807,569	1,813,987	(2,897)	5,625,376
General and administrative	4,959	1,079,445	224,700	—	1,309,104
Corporate expense	120,615	154,424	(488)	—	274,551
Preopening and start-up expenses	—	4,973	66,354	—	71,327
Property transactions, net	—	31,353	1,472,589	—	1,503,942
Depreciation and amortization	—	529,381	290,502	—	819,883
	132,291	5,607,145	3,867,644	(2,897)	9,604,183
Income (loss) from unconsolidated affiliates	—	259,002	(1,119)	—	257,883
Operating income (loss)	243,783	514,690	(1,104,901)	190,196	(156,232)
Interest expense, net of amounts capitalized	(762,529)	(1,057)	(33,993)	—	(797,579)
Other, net	49,497	(84,958)	(56,971)	—	(92,432)
Income (loss) before income taxes	(469,249)	428,675	(1,195,865)	190,196	(1,046,243)
Benefit (provision) for income taxes	21,529	(7,125)	(7,810)	—	6,594
Net income (loss)	(447,720)	421,550	(1,203,675)	190,196	(1,039,649)
Less: Net loss attributable to noncontrolling interests	—	—	591,929	—	591,929
Net income (loss) attributable to MGM Resorts International	$(447,720)	$421,550	$(611,746)	$190,196	$(447,720)
Net income (loss)	$(447,720)	$421,550	$(1,203,675)	$190,196	$(1,039,649)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,703	1,703	3,727	(3,406)	3,727
Other	(672)	(672)	—	672	(672)
Other comprehensive income (loss)	1,031	1,031	3,727	(2,734)	3,055
Comprehensive income (loss)	(446,689)	422,581	(1,199,948)	187,462	(1,036,594)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	589,905	—	589,905
Comprehensive income (loss) attributable to MGM Resorts International	$(446,689)	$422,581	$(610,043)	$187,462	$(446,689)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(776,996)	$1,334,311	$447,764	$—	$1,005,079
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(483,244)	(983,575)	—	(1,466,819)
Dispositions of property and equipment	—	7,901	131	—	8,032
Proceeds from sale of business units and investment in unconsolidated affiliates	—	92,207	—	—	92,207
Investments in and advances to unconsolidated affiliates	(141,390)	(54,672)	—	—	(196,062)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	201,612	—	—	201,612
Investments in cash deposits - original maturities longer than 90 days	(200,205)	—	—	—	(200,205)
Proceeds from cash deposits - original maturities longer than 90 days	770,205	—	—	—	770,205
Intercompany accounts	—	(1,059,181)	—	1,059,181	—
Other	—	(7,516)	3,488	—	(4,028)
Net cash provided by (used in) investing activities	428,610	(1,302,893)	(979,956)	1,059,181	(795,058)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(28,000)	—	1,005,275	—	977,275
Borrowings under bank credit facilities - maturities longer than 90 days	3,768,750	—	1,350,000	—	5,118,750
Repayments under bank credit facilities - maturities longer than 90 days	(3,768,750)	—	(1,350,000)	—	(5,118,750)
Retirement of senior notes	(875,504)	—	—	—	(875,504)
Debt issuance costs	—	—	(46,170)	—	(46,170)
Intercompany accounts	1,003,750	13,433	41,998	(1,059,181)	—
Distributions to noncontrolling interest owners	—	—	(307,227)	—	(307,227)
Proceeds from issuance of redeemable noncontrolling interests	—	—	6,250	—	6,250
Other	(12,512)	—	9	—	(12,503)
Net cash provided by (used in) financing activities	87,734	13,433	700,135	(1,059,181)	(257,879)
Effect of exchange rate on cash	—	—	793	—	793
Cash and cash equivalents
Net increase (decrease) for the period	(260,652)	44,851	168,736	—	(47,065)
Change in cash related to assets held for sale	—	3,662	—	—	3,662
Balance, beginning of period	799,508	255,655	658,552	—	1,713,715
Balance, end of period	$538,856	$304,168	$827,288	$—	$1,670,312

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,270,708	$3,813,736	$(2,460)	$10,081,984
Equity in subsidiaries' earnings	938,712	339,312	—	(1,278,024)	—
Expenses
Casino and hotel operations	5,482	3,810,711	2,554,965	(2,460)	6,368,698
General and administrative	4,743	1,089,192	224,814	—	1,318,749
Corporate expense	72,116	150,938	15,757	—	238,811
Preopening and start-up expenses	—	5,384	33,873	—	39,257
Property transactions, net	—	36,612	4,390	—	41,002
Depreciation and amortization	—	500,401	315,364	—	815,765
	82,341	5,593,238	3,149,163	(2,460)	8,822,282
Income (loss) from unconsolidated affiliates	—	64,014	(178)	—	63,836
Operating income (loss)	856,371	1,080,796	664,395	(1,278,024)	1,323,538
Interest expense, net of amounts capitalized	(794,826)	(574)	(21,661)	—	(817,061)
Other, net	50,793	(90,679)	(55,705)	—	(95,591)
Income (loss) before income taxes	112,338	989,543	587,029	(1,278,024)	410,886
Provision for income taxes	(262,211)	(20,735)	(762)	—	(283,708)
Net income (loss)	(149,873)	968,808	586,267	(1,278,024)	127,178
Less: Net income attributable to noncontrolling interests	—	—	(277,051)	—	(277,051)
Net income (loss) attributable to MGM Resorts International	$(149,873)	$968,808	$309,216	$(1,278,024)	$(149,873)
Net income (loss)	$(149,873)	$968,808	$586,267	$(1,278,024)	$127,178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(762)	(762)	(1,293)	1,524	(1,293)
Other	1,250	1,250	—	(1,250)	1,250
Other comprehensive income (loss)	488	488	(1,293)	274	(43)
Comprehensive income (loss)	(149,385)	969,296	584,974	(1,277,750)	127,135
Less: Comprehensive income attributable to noncontrolling interests	—	—	(276,520)	—	(276,520)
Comprehensive income (loss) attributable to MGM Resorts International	$(149,385)	$969,296	$308,454	$(1,277,750)	$(149,385)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(718,756)	$1,121,013	$703,413	$25,000	$1,130,670
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(375,719)	(496,322)	—	(872,041)
Dispositions of property and equipment	—	6,631	1,020	—	7,651
Investments in and advances to unconsolidated affiliates	(31,400)	(46,640)	—	(25,000)	(103,040)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	132	—	—	132
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	—	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	—	—	210,300
Investments in cash deposits - original maturities longer than 90 days	(570,000)	—	—	—	(570,000)
Intercompany accounts	—	(704,785)	—	704,785	—
Payments for gaming licenses	—	—	(85,000)	—	(85,000)
Other	—	10,981	—	—	10,981
Net cash provided by (used in) investing activities	(601,400)	(1,022,233)	(580,302)	679,785	(1,524,150)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(28,000)	—	—	—	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	3,821,250	—	1,350,000	—	5,171,250
Repayments under bank credit facilities - maturities longer than 90 days	(3,821,250)	—	(1,350,000)	—	(5,171,250)
Issuance of senior notes	1,250,750	—	—	—	1,250,750
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Debt issuance costs	(13,681)	—	—	—	(13,681)
Intercompany accounts	1,045,048	(76,117)	(264,146)	(704,785)	—
Distributions to noncontrolling interest owners	—	—	(386,709)	—	(386,709)
Other	(4,213)	(803)	(367)	—	(5,383)
Net cash provided by (used in) financing activities	1,741,004	(76,920)	(651,222)	(704,785)	308,077
Effect of exchange rate on cash	—	—	(889)	—	(889)
Cash and cash equivalents
Net increase (decrease) for the period	420,848	21,860	(529,000)	—	(86,292)
Change in cash related to assets held for sale	—	(3,662)	—	—	(3,662)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669
Balance, end of period	$799,508	$255,655	$658,552	$—	$1,713,715

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,955,001	$3,856,728	$(2,066)	$9,809,663
Equity in subsidiaries' earnings	638,030	289,384	—	(927,414)	—
Expenses
Casino and hotel operations	5,644	3,622,940	2,632,198	(2,066)	6,258,716
General and administrative	4,432	1,051,757	222,261	—	1,278,450
Corporate expense	66,307	125,500	41,938	(17,000)	216,745
Preopening and start-up expenses	—	4,205	9,109	—	13,314
Property transactions, net	—	126,773	(2,012)	—	124,761
Depreciation and amortization	—	522,900	326,325	—	849,225
	76,383	5,454,075	3,229,819	(19,066)	8,741,211
Income from unconsolidated affiliates	—	68,807	22	—	68,829
Operating income (loss)	561,647	859,117	626,931	(910,414)	1,137,281
Interest expense, net of amounts capitalized	(805,933)	(6,333)	(45,081)	—	(857,347)
Other, net	39,524	(212,065)	(45,203)	—	(217,744)
Income (loss) before income taxes	(204,762)	640,719	536,647	(910,414)	62,190
Benefit (provision) for income taxes	33,028	11,111	(64,955)	—	(20,816)
Net income (loss)	(171,734)	651,830	471,692	(910,414)	41,374
Less: Net income attributable to noncontrolling interests	—	—	(213,108)	—	(213,108)
Net income (loss) attributable to MGM Resorts International	$(171,734)	$651,830	$258,584	$(910,414)	$(171,734)
Net income (loss)	$(171,734)	$651,830	$471,692	$(910,414)	$41,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,915)	(1,915)	(3,993)	3,830	(3,993)
Other	115	115	—	(115)	115
Other comprehensive income (loss)	(1,800)	(1,800)	(3,993)	3,715	(3,878)
Comprehensive income (loss)	(173,534)	650,030	467,699	(906,699)	37,496
Less: Comprehensive income attributable to noncontrolling interests	—	—	(211,030)	—	(211,030)
Comprehensive income (loss) attributable to MGM Resorts International	$(173,534)	$650,030	$256,669	$(906,699)	$(173,534)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated

Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(819,282)	$1,089,341	$1,040,389	$—	$1,310,448
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(311,635)	(250,489)	—	(562,124)
Dispositions of property and equipment	—	11,648	6,382	—	18,030
Investments in and advances to unconsolidated affiliates	(23,600)	(5,353)	—	—	(28,953)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	110	—	—	110
Investments in treasury securities - maturities longer than 90 days	—	(219,546)	—	—	(219,546)
Proceeds from treasury securities - maturities longer than 90 days	—	252,592	—	—	252,592
Payments for gaming licenses	—	—	(21,600)	—	(21,600)
Other	—	1,354	—	—	1,354
Net cash used in investing activities	(23,600)	(270,830)	(265,707)	—	(560,137)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(28,000)	—	—	—	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	—	(450,000)	—	(2,793,000)
Issuance of senior notes	500,000	—	—	—	500,000
Retirement of senior notes	(462,226)	(150,036)	—	—	(612,262)
Debt issuance costs	(23,576)	—	—	—	(23,576)
Intercompany accounts	985,465	(657,260)	(328,205)	—	—
Distributions to noncontrolling interest owners	—	—	(318,348)	—	(318,348)
Other	(4,506)	—	(3,016)	—	(7,522)
Net cash provided by (used in) financing activities	967,157	(807,296)	(649,569)	—	(489,708)
Effect of exchange rate on cash	—	—	(443)	—	(443)
Cash and cash equivalents
Net increase for the period	124,275	11,215	124,670	—	260,160
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509
Balance, end of period	$378,660	$237,457	$1,187,552	$—	$1,803,669

NOTE 19 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2015	(In thousands, except per share data)
Net revenues	$2,332,244	$2,385,135	$2,280,816	$2,191,873	$9,190,068
Operating income (loss)	395,104	348,521	297,377	(1,197,234)	(156,232)
Net income (loss)	212,646	126,467	94,735	(1,473,497)	(1,039,649)
Net income (loss) attributable to MGM Resorts International	169,850	97,459	66,425	(781,454)	(447,720)
Basic income (loss) per share	$0.35	$0.18	$0.12	$(1.38)	$(0.82)
Diluted income (loss) per share	$0.33	$0.17	$0.12	$(1.38)	$(0.82)
2014
Net revenues	$2,630,398	$2,581,033	$2,485,007	$2,385,546	$10,081,984
Operating income	416,472	354,464	286,489	266,113	1,323,538
Net income (loss)	186,100	178,168	50,382	(287,472)	127,178
Net income (loss) attributable to MGM Resorts International	102,652	110,008	(20,270)	(342,263)	(149,873)
Basic income (loss) per share	$0.21	$0.22	$(0.04)	$(0.70)	$(0.31)
Diluted income (loss) per share	$0.20	$0.22	$(0.04)	$(0.70)	$(0.31)

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

2015 certain items affecting comparability are as follows:

•

First Quarter. The Company recorded an $80 million ($0.09 and $0.10 per share in the quarter and full year of 2015, respectively) gain for its share of CityCenter’s gain resulting from the final resolution of its construction litigation and related settlements;

•	Second Quarter. None;
•	Third Quarter. None; and
•

Fourth Quarter. The Company recorded a $1.5 billion ($1.33 and $1.38 loss per share in the quarter and full year of 2015, respectively) impairment charge related to goodwill of its MGM China reporting unit and a $17 million ($0.02 loss per share in the quarter and full year of 2015) impairment charge related to its investment in Grand Victoria. The Company recorded a $23 million ($0.03 per share in the quarter and full year of 2015) gain on sale of Circus Circus Reno, and the Company’s 50% interest in Silver Legacy and associated real property.

2014 certain items affecting comparability are as follows:

•	First Quarter. None;
•	Second Quarter. The Company recorded an impairment charge related to its investment in Grand Victoria of $29 million ($0.04 loss per share in the quarter and full year of 2014);
•	Third Quarter. None; and
•

Fourth Quarter. The Company recorded its 50% share of CityCenter’s Harmon – related property transactions of $18 million ($0.02 loss per share in the quarter and full year of 2014) primarily related to a settlement charge with an insurer participating in the owner controlled insurance program for CityCenter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International

By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
James J. Murren
/s/ Robert H. Baldwin	Chief Customer Development Officer and Director	February 29, 2016
Robert H. Baldwin
/s/ Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2016
Daniel J. D’Arrigo
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Robert C. Selwood
/s/ William A. Bible	Director	February 29, 2016
William A. Bible
/s/ Mary Chris Gay	Director	February 29, 2016
Mary Chris Gay
/s/ William W. Grounds	Director	February 29, 2016
William W. Grounds
/s/ Alexis M. Herman	Director	February 29, 2016
Alexis M. Herman
/s/ Roland Hernandez	Director	February 29, 2016
Roland Hernandez

Signature	Title	Date
/s/ Anthony Mandekic	Director	February 29, 2016
Anthony Mandekic
/s/ Rose McKinney-James	Director	February 29, 2016
Rose McKinney-James
/s/ Gregory M. Spierkel	Director	February 29, 2016
Gregory M. Spierkel
/s/ Daniel J. Taylor	Director	February 29, 2016
Daniel J. Taylor

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2015	$89,602	$54,691	$(54,504)	$89,789
Year Ended December 31, 2014	81,713	46,698	(38,809)	89,602
Year Ended December 31, 2013	97,911	14,969	(31,167)	81,713

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2015	$2,558,767	$248,504	$(140)	$2,807,131
Year Ended December 31, 2014	1,721,917	836,850	—	2,558,767
Year Ended December 31, 2013	1,093,398	633,423	(4,904)	1,721,917