Form 10-Q
period 2016-03-31
MGM Resorts International
filed 2016-05-06
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2016
Common Stock, $.01 par value	565,153,753 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,664,905	$1,670,312
Accounts receivable, net	452,751	480,559
Inventories	97,584	104,200
Income tax receivable	9,148	15,993
Prepaid expenses and other	177,256	137,685
Total current assets	2,401,644	2,408,749

Property and equipment, net	15,692,731	15,371,795

Other assets
Investments in and advances to unconsolidated affiliates	1,478,501	1,491,497
Goodwill	1,429,547	1,430,767
Other intangible assets, net	4,116,904	4,164,781
Other long-term assets, net	377,963	347,589
Total other assets	7,402,915	7,434,634
	$25,497,290	$25,215,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183,777	$182,031
Construction payable	285,479	250,120
Current portion of long-term debt	242,900	328,442
Accrued interest on long-term debt	143,110	165,914
Other accrued liabilities	1,233,045	1,311,444
Total current liabilities	2,088,311	2,237,951

Deferred income taxes, net	2,687,946	2,680,576
Long-term debt	12,686,381	12,368,311
Other long-term obligations	163,392	157,663
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	6,250	6,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 565,144,008 and 564,838,893 shares	5,651	5,648
Capital in excess of par value	5,671,456	5,655,886
Accumulated deficit	(488,830)	(555,629)
Accumulated other comprehensive income	11,622	14,022
Total MGM Resorts International stockholders' equity	5,199,899	5,119,927
Noncontrolling interests	2,665,111	2,644,500
Total stockholders' equity	7,865,010	7,764,427
	$25,497,290	$25,215,178

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Casino	$1,134,356	$1,278,502
Rooms	489,486	459,425
Food and beverage	377,105	384,101
Entertainment	118,326	125,968
Retail	45,473	45,037
Other	117,525	126,550
Reimbursed costs	101,049	101,060
	2,383,320	2,520,643
Less: Promotional allowances	(173,634)	(188,399)
	2,209,686	2,332,244
Expenses
Casino	640,569	782,808
Rooms	144,742	141,313
Food and beverage	221,296	221,521
Entertainment	92,288	96,999
Retail	22,001	24,096
Other	79,768	84,323
Reimbursed costs	101,049	101,060
General and administrative	308,543	328,173
Corporate expense	71,248	50,356
Preopening and start-up expenses	21,960	15,871
Property transactions, net	5,131	1,589
Depreciation and amortization	199,839	206,412
	1,908,434	2,054,521
Income from unconsolidated affiliates	14,702	117,381
Operating income	315,954	395,104
Non-operating income (expense)
Interest expense, net of amounts capitalized	(184,669)	(216,262)
Non-operating items from unconsolidated affiliates	(18,212)	(19,011)
Other, net	(565)	(3,490)
	(203,446)	(238,763)
Income before income taxes	112,508	156,341
Benefit (provision) for income taxes	(21,310)	56,305
Net income	91,198	212,646
Less: Net income attributable to noncontrolling interests	(24,399)	(42,796)
Net income attributable to MGM Resorts International	$66,799	$169,850
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.12	$0.35
Diluted	$0.12	$0.33

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$91,198	$212,646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,765)	2,476
Other	—	(672)
Other comprehensive income (loss)	(4,765)	1,804
Comprehensive income	86,433	214,450
Less: Comprehensive income attributable to noncontrolling interests	(22,034)	(44,011)
Comprehensive income attributable to MGM Resorts International	$64,399	$170,439

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$91,198	$212,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,839	206,412
Amortization of debt discounts, premiums and issuance costs	12,445	9,782
Loss on retirement of long-term debt	661	—
Provision for doubtful accounts	5,009	17,955
Stock-based compensation	12,048	10,676
Property transactions, net	5,131	1,589
(Income) loss from unconsolidated affiliates	5,792	(97,697)
Distributions from unconsolidated affiliates	6,911	4,039
Deferred income taxes	7,653	(68,648)
Change in operating assets and liabilities:
Accounts receivable	22,747	(6,350)
Inventories	6,602	731
Income taxes receivable and payable, net	6,779	6,879
Prepaid expenses and other	(40,381)	(37,386)
Prepaid Cotai land concession premium	(12,904)	(12,953)
Accounts payable and accrued liabilities	(93,704)	(77,428)
Other	(11,230)	5,401
Net cash provided by operating activities	224,596	175,648
Cash flows from investing activities
Capital expenditures, net of construction payable	(427,499)	(292,329)
Dispositions of property and equipment	227	164
Investments in and advances to unconsolidated affiliates	(1,555)	(160,079)
Distributions from unconsolidated affiliates in excess of cumulative earnings	1,629	1,111
Proceeds from cash deposits - original maturities longer than 90 days	—	570,000
Other	(2,826)	(2,070)
Net cash provided by (used in) investing activities	(430,024)	116,797
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	243,000	(1,318,626)
Borrowings under bank credit facilities – maturities longer than 90 days	—	1,710,625
Retirement of senior debentures	(2,661)	—
Debt issuance costs	(32,577)	—
Excess tax benefit from exercise of stock options	1,035	142
Distributions to noncontrolling interest owners	(2,267)	(202,624)
Other	(5,568)	(294)
Net cash provided by financing activities	200,962	189,223
Effect of exchange rate on cash	(941)	704
Cash and cash equivalents
Net increase (decrease) for the period	(5,407)	482,372
Change in cash related to assets held for sale	—	(552)
Balance, beginning of period	1,670,312	1,713,715
Balance, end of period	$1,664,905	$2,195,535
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$195,028	$213,430
Federal, state and foreign income taxes paid, net of refunds	4,601	4,747
Non-cash investing and financing activities
Decrease in investment in and advances to CityCenter related to change in completion guarantee liability	—	(8,198)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

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

The Company owns 50% of and manages CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. In April 2016, CityCenter closed the sale of The Shops at Crystals (“Crystals”), a retail, dining and entertainment district. See Note 3 for additional information related to CityCenter.

The Company owns 50% of the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 3 for additional information regarding the Company’s investments in unconsolidated affiliates.

The Company owns 50% of the Las Vegas Arena Company, LLC, the entity which owns the T-Mobile Arena. The other 50% is owned by a subsidiary of Anschutz Entertainment Group, Inc. (AEG). The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, hockey, basketball and bull riding to high profile awards shows and top-name concerts. Effective January 1, 2016, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company, LLC. In addition, the Company operates The Park, a dining and entertainment district, which opened in April 2016 and which connects to New York-New York, Monte Carlo and T-Mobile Arena. T-Mobile Arena commenced operations in April 2016.

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

In April 2016, the Company’s subsidiary, MGM Growth Properties LLC (“MGP”), completed its initial public offering of Class A shares (the “IPO”). Following the IPO, the Company will continue to control MGP through its ownership of the sole Class B share (which entitles the Company to an amount of votes representing a majority of the total voting power of MGP’s shares). See Note 11 for additional information related to MGP, the IPO and certain other intercompany agreements and debt financing transactions entered into in connection therewith.

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 9 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2015 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Property and equipment. The Company had accrued $19 million and $17 million for property and equipment as of March 31, 2016 and December 31, 2015, respectively, within “Accounts payable” and $53 million and $44 million as of March 31, 2016 and December 31, 2015, respectively, related to construction retention in “Other long-term obligations.”

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 18.9% for the three months ended March 31, 2016.

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

The Company has generated significant excess foreign tax credits that are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau. Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues and the Company continues to receive distributions from MGM China, the Company expects that it will generate excess foreign tax credits in most years and that most of the excess foreign credits will not be utilized before the exemption expires. Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset.

The Company’s assessment of realization of its foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as its assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits and future profitability of its U.S. operations. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions may have a material impact on the amount of the valuation allowance. For example, should the Company in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material. In addition, a change to forecasts of future profitability of, and distributions from, MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

The Company does not currently rely on future U.S. source operating income in assessing future foreign tax credit realization due to its recent history of cumulative losses in the U.S. and therefore only relies on U.S. federal taxable temporary differences that it expects will reverse during the 10-year foreign tax credit carryover period.  However, due to improvements in its U.S. operations the Company has generated U.S. operating profits for the past five consecutive quarters.  Should these profits continue in future periods, the Company may be able to utilize projections of future U.S. source operating income in its assessment of the realizability of its foreign tax credit deferred tax asset.  This change, which could occur as early as the second quarter of 2016, could result in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes in such period.  However, the exact timing and amount of reduction in the valuation allowance are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The Company projects that it will be able to realize a benefit and, hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $106 million as of December 31, 2016 and has reflected this assumption in its annual effective tax rate for 2016.

Recently issued accounting standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standard Codification 840, “Leases.” ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue From Contracts With Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”), effective for the fiscal years beginning after December 15, 2017. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations as it relates to ASU 2014-09. The amendment relates to the assessment an entity is required to perform to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent) when another party is involved in providing goods or services to a customer. The Company is currently assessing the impact that adoption of ASU 2016-08 will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” (“ASU 2016-09”), effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323),” (“ASU 2016-07”), effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2016-07 eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company does not expect the adoption of ASU 2016-07 to have a material effect on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”), effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2015-11 requires inventory that is measured using first-in, first-out (FIFO) or average cost method to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). ASU No. 2015-11 will not apply to inventories that are measured by using either the LIFO method or the retail inventory method. The Company does not expect the adoption of ASU 2015-11 to have a material effect on its consolidated financial statements and footnote disclosures.

In 2016, the Company adopted FASB Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis,” (“ASU 2015-02”). ASU 2015-02 amended: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision-maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements and footnote disclosures.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2016	2015

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,116,405	$1,136,452
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	121,257	122,500
Marina District Development Company – Borgata (50%)	143,254	134,454
Las Vegas Arena Company, LLC (50%)	89,884	90,352
Other	7,701	7,739
	$1,478,501	$1,491,497

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Income from unconsolidated affiliates	$14,702	$117,381
Preopening and start-up expenses	(2,282)	(673)
Non-operating items from unconsolidated affiliates	(18,212)	(19,011)
	$(5,792)	$97,697

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	March 31,	December 31,
	2016	2015

	(In thousands)
Current assets	$900,730	$1,092,094
Property and other long-term assets, net	6,864,048	6,966,689
Current liabilities	394,184	271,773
Long-term debt and other long-term obligations	1,232,952	1,499,255
Equity	6,137,642	6,287,755

Summarized income statement information for CityCenter is as follows:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Net revenues	$301,541	$302,177
Operating expenses	(328,684)	(126,370)
Operating income (loss)	(27,143)	175,807
Non-operating expenses	(21,026)	(18,067)
Net income (loss) from continuing operations	(48,169)	157,740
Discontinued operations	(11,557)	5,861
Net income (loss)	$(59,726)	$163,601

Crystals sale. In April 2016, CityCenter closed the sale of Crystals for approximately $1.1 billion. The carrying value of the Crystals net assets included in the sale was $663 million as of March 31, 2016. As such, CityCenter will recognize a gain on the sale, less costs to sell, during the second quarter of 2016. The Company will recognize its 50% share of such gain, adjusted for the resolution of certain basis differences, during the second quarter of 2016.

As of March 31, 2016 and December 31, 2015, assets held for sale related to Crystals of $664 million and $668 million, respectively, and associated liabilities of Crystals were classified as current within the summarized balance sheet information. The results of Crystals are classified as discontinued operations in the summarized income statement information.

CityCenter distributions. In March 2016, a $90 million distribution was declared in accordance with CityCenter’s annual distribution policy and in April 2016, CityCenter declared a $990 million special distribution in connection with the Crystals sale. The $90 million distribution was included in current liabilities in the March 31, 2016 summarized balance sheet information. The Company’s $540 million share of such distributions was paid in May 2016.

CityCenter litigation settlement. During the first quarter of 2015, CityCenter recognized a $160 million gain as a result of the final resolution of its construction litigation and related settlements, of which the Company recorded $80 million, its 50% share of the gain.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015

	(In thousands)
Senior credit facility	$2,709,000	$2,716,000
MGM China credit facility	1,558,510	1,559,909
MGM National Harbor credit agreement	250,000	—
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016	500,000	500,000
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$0.6 million 7% debentures, due 2036	552	552
$4.3 million 6.7% debentures, due 2096	2,265	4,265
	13,063,976	12,824,375
Less: Premiums, discounts, and unamortized debt issuance costs, net	(134,695)	(127,622)
	12,929,281	12,696,753
Less: Current portion, net of discounts and unamortized debt issuance costs	(242,900)	(328,442)
	$12,686,381	$12,368,311

Debt due within one year of the March 31, 2016 balance sheet was classified as long-term other than the $242.9 million 6.875% senior notes due April 2016, which were classified as current because the Company used cash to repay such notes at maturity. The Company has refinanced its other current maturities on a long-term basis as part of the series of subsequent transactions completed on April 25, 2016 in connection with the MGP IPO as further discussed in Note 11.  At December 31, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. The Company excluded from the December 31, 2015 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At March 31, 2016, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.02 billion term loan A facility and a $1.70 billion term loan B facility. The revolving and term loan A facilities were originally scheduled to mature in December 2017 and the term loan B facility was originally scheduled to mature in December 2019. In April 2016, the senior credit facility was amended and restated as discussed further in Note 11.

MGM China credit facility. At March 31, 2016, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at March 31, 2016 was comprised solely of term loans. At March 31, 2016, the weighted average interest rate on the term loans was 1.98%.

The MGM China credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. As of March 31, 2016, MGM China was required to maintain compliance with a maximum leverage ratio of 4.50 to 1.00 in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at March 31, 2016. In February 2016, the MGM China credit facility was amended. The amendment included changes to the required maximum leverage ratio which increases to 6.00 to 1.00 beginning September 30, 2016 through June 30, 2017, then decreases to 5.50 to 1.00 for September 30, 2017, 5.00 to 1.00 for December 31, 2017, and 4.50 to 1.00 for March 31, 2018 and thereafter.

MGM National Harbor credit agreement. In January 2016, MGM National Harbor, LLC, the Company’s wholly owned subsidiary developing and constructing MGM National Harbor, entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million delayed draw term loan facility, of which $250 million was funded at closing. In connection with any future draws under the delayed draw term loan facility and any revolver draws in excess of $25 million prior to the opening date of the project the Company is required to make a matching cash equity contribution in MGM National Harbor. The revolving and term loan facilities bear interest at LIBOR plus an applicable rate determined by the Company’s total leverage ratio (2.25% as of March 31, 2016). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively.  The Company had $275 million of available borrowing capacity under the MGM National Harbor credit agreement as of March 31, 2016.  At March 31, 2016, the interest rate on the term loan A was 2.7%.

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

The credit agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM National Harbor, LLC and its restricted subsidiaries to make investments, pay dividends, sell assets, and to incur additional debt and additional liens. In addition, the credit agreement requires MGM National Harbor, LLC and its restricted subsidiaries to maintain a maximum total leverage ratio and a minimum interest coverage ratio. In addition, borrowings under the credit agreement are subject to a customary “in balance test” (as defined in the credit agreement), which requires that, as of the date of determination prior to the opening date, the available funds (including resources that may be available from the Company) are equal to or exceed the remaining costs for MGM National Harbor.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2016 was $13.6 billion. At December 31, 2015, the estimated fair value of the Company’s long-term debt was $13.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of March 31, 2016, MGM China had paid $145 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” Including interest on the two remaining semi-annual installments, MGM China has approximately $29 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

T-Mobile Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between term loan A and term loan B facilities). As of March 31, 2016, term loan A was $120 million and term loan B was $80 million.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. At March 31, 2016, the Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2016, the Company had $26 million in letters of credit outstanding. MGM China’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2016, MGM China had provided approximately $39 million of letters of credit outstanding under its credit facility.  MGM National Harbor’s credit agreement limits the amount of letters of credit that can be issued to $30 million, and the amount of available borrowings under the credit agreement is reduced by any outstanding letters of credit.  At March 31, 2016, no letters of credit were outstanding under the MGM National Harbor credit agreement.

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

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International - basic	$66,799	$169,850
Interest on convertible debt, net of tax	—	19,967
Potentially dilutive effect due to MGM China Share Option Plan	—	(8)
Net income attributable to MGM Resorts International - diluted	$66,799	$189,809
Denominator:
Weighted-average common shares outstanding - basic	565,056	491,422
Potential dilution from share-based awards	4,399	5,836
Potential dilution from assumed conversion of convertible debt	—	78,054
Weighted-average common and common equivalent shares - diluted	569,455	575,312
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	6,456	4,627

In April 2015, approximately $1.45 billion in aggregate principal amount of 4.25% convertible senior notes were converted into approximately 78 million shares of the Company’s common stock, and the Company received approximately 6 million shares from capped call transactions entered into in connection with the issuance of certain of the convertible senior notes.  Such shares received from the settlement of the capped call transactions were subsequently retired. Potential dilution from the assumed conversion of convertible debt for the three months ended March 31, 2015 does not take into consideration the 6 million shares received pursuant to the capped call transactions as the effect would be antidilutive.

NOTE 7 — STOCKHOLDERS’ EQUITY

MGM China dividends. In February 2016, as part of its regular dividend policy, MGM China’s Board of Directors recommended a final dividend for 2015 of $46 million, subject to approval at the MGM China 2016 annual shareholders meeting to be held in May. If approved, the Company will receive $23 million, its 51% share of the dividend.

MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2016:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2016	$5,119,927	$2,644,500	$7,764,427
Net income	66,799	24,399	91,198
Currency translation adjustment	(2,400)	(2,365)	(4,765)
Stock-based compensation	11,242	844	12,086
Tax effect of stock-based compensation	962	—	962
Issuance of common stock pursuant to stock-based compensation awards	(2,448)	—	(2,448)
Issuance of performance share units	5,817	—	5,817
Cash distributions to noncontrolling interest owners	—	(2,267)	(2,267)
Balances, March 31, 2016	$5,199,899	$2,665,111	$7,865,010

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International are as follows:

Accumulated Other
Comprehensive
Income

(In thousands)
Balances, January 1, 2016	$14,022
Currency translation adjustment	(2,400)
Balances, March 31, 2016	$11,622

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of March 31, 2016, the Company had an aggregate of 22 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2016 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	14,131	$14.82
Granted	25	19.82
Exercised	(882)	10.36
Forfeited or expired	(47)	20.76
Outstanding at March 31, 2016	13,227	15.10
Exercisable at March 31, 2016	8,246	12.15

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2016	1,578	$20.05	1,818	$18.54	$26.18
Forfeited	(15)	20.51	—	—	—
Nonvested at March 31, 2016	1,563	20.05	1,818	18.54	26.18

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price

Outstanding at January 1, 2016	494	$29.03
Granted	291	23.87
Outstanding at March 31, 2016	785	27.12

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

MGM China Share Option Plan. As of March 31, 2016, MGM China had an aggregate of 329 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the three months ended March 31, 2016 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	49,211	$2.54
Granted	230	1.18
Forfeited or expired	(2,459)	2.44
Outstanding at March 31, 2016	46,982	2.54
Exercisable at March 31, 2016	17,371	2.44

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Compensation cost:
Omnibus Plan	$10,364	$7,942
MGM China Plan	1,722	2,760
Total compensation cost	12,086	10,702
Less: Reimbursed costs and capitalized cost	(320)	(290)
Compensation cost after reimbursed costs and capitalized cost	11,766	10,412
Less: Related tax benefit	(3,675)	(2,634)
Compensation cost, net of tax benefit	$8,091	$7,778

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, goodwill impairment charges, and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,619,223	$1,577,895
MGM China	469,029	630,087
Reportable segment net revenues	2,088,252	2,207,982
Corporate and other	121,434	124,262
	$2,209,686	$2,332,244
Adjusted Property EBITDA
Wholly owned domestic resorts	$484,931	$389,879
MGM China	114,123	148,456
Reportable segment Adjusted Property EBITDA	599,054	538,335

Other operating income (expense)
Corporate and other	(56,170)	80,641
Preopening and start-up expenses	(21,960)	(15,871)
Property transactions, net	(5,131)	(1,589)
Depreciation and amortization	(199,839)	(206,412)
Operating income	315,954	395,104
Non-operating income (expense)
Interest expense, net of amounts capitalized	(184,669)	(216,262)
Non-operating items from unconsolidated affiliates	(18,212)	(19,011)
Other, net	(565)	(3,490)
	(203,446)	(238,763)
Income before income taxes	112,508	156,341
Benefit (provision) for income taxes	(21,310)	56,305
Net income	91,198	212,646
Less: Net income attributable to noncontrolling interests	(24,399)	(42,796)
Net income attributable to MGM Resorts International	$66,799	$169,850

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho,

Pansy Catilina Chiu King indirectly holds a noncontrolling interest, is party to a brand license agreement with MGM China. In accordance with the terms of this agreement, MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $62 million in 2016 with a 20% increase per annum during the term of the agreement. During the three months ended March 31, 2016 and 2015, MGM China incurred total license fees of $8 million and $11 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to a cap of $29 million in 2016, which will increase by 10% per annum for each year during the term of the agreement. During the three months ended March 31, 2015, MGM China paid $10 million of fees to MGM Branding and Development related to development services. Such amount is eliminated in consolidation. No fee was paid during the three months ended March 31, 2016.

NOTE 11—SUBSEQUENT EVENTS

On April 25, 2016, MGP completed its IPO of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share.  In connection with the IPO, the Company and MGP entered into a series of transactions and several agreements that, among other things, set forth the terms and conditions of the IPO and provide a framework for the Company’s relationship with MGP.

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets and substantially all of its businesses will be conducted through its operating partnership subsidiary, MGM Growth Properties Operating Partnership LP (“the Operating Partnership”). MGP used the proceeds from the IPO to purchase 26.7% of the operating partnership units in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share.  MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. As such, the Company owns a controlling interest in MGP and will consolidate MGP in its financial results. The Company also owns 73.3% of the operating partnership units of the Operating Partnership, which is controlled and consolidated by MGP. The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, at the option of MGP.

Pursuant to a master contribution agreement by and between the Company, MGP and the Operating Partnership, the Company contributed the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, the Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for operating partnership units in the Operating Partnership on the closing date of the IPO.

Pursuant to a master lease agreement by and between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Tenant has leased the contributed real estate assets from the Landlord. The master lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides MGP with a right of first offer with respect to the Company’s development properties located in National Harbor, Maryland and Springfield, Massachusetts, which MGP may exercise should the Company elect to sell these properties in the future.

The annual rent payments due under the master lease will initially be $550 million. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent will represent 90% of the initial total rent payments due under the master lease, or $495 million, and the percentage rent will represent 10% of the initial total rent payments due under the master lease, or $55 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at MGP’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

Pursuant to a corporate services agreement the Company will provide MGP and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Company will be reimbursed for all costs it incurs directly related to providing the services thereunder.

Due to the Company’s continuing involvement with MGP and the Operating Partnership, the contribution and leaseback of the real estate described above does not qualify for sale-leaseback accounting. In addition, all intercompany transactions, including transactions under the corporate services agreement and master lease, will be eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares will be recognized as non-controlling interests in the Company’s consolidated financial statements.

The following debt financing transactions were entered into in connection with the closing of the IPO:

Redemption of Senior Notes. The Company notified holders that it would redeem for cash on May 25, 2016 (the “Redemption Date”) all $1.23 billion aggregate principal amount of its outstanding 7.50% Notes due 2016 and 10% Senior Notes due 2016 in accordance with the terms of the applicable indenture. The Company will incur a loss on early retirement of such notes of approximately $22 million.

Bridge Facilities. The Company borrowed $4.0 billion under certain bridge facilities (the “Bridge Facilities”), the proceeds of which were used to repay its outstanding obligations under its existing senior credit facility and will be used to repay its 7.5% senior notes due 2016, and its 10% senior notes due 2016 on the Redemption Date. The Bridge Facilities were subsequently contributed to the Operating Partnership pursuant to the Master Contribution Agreement. The Operating Partnership repaid the Bridge Facilities with a combination of proceeds from its financing transactions described below and the proceeds from the IPO.

MGP Operating Partnership Credit Agreement. The Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The revolving credit facility and term loan A facility will initially bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility will bear interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. No amounts have been drawn on the revolving credit facility.

The credit agreement contains customary covenants that, among other things, limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume  any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term.

The credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the master lease and (xi) change of control. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, subject to customary exclusions.

MGP Operating Partnership Senior Notes.  On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 (the “Notes”) and on April 25, 2016, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the Notes from such subsidiary (which merged into the Operating Partnership on such date). The Notes will mature on May 1, 2024. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities. The Operating Partnership may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus, to the extent the Operating Partnership is redeeming Notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

The indenture governing the Notes contains customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase operating partnership units, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture governing the Notes, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Amended and Restated Senior Credit Facility.  The Company entered into an amended and restated credit agreement comprised of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility will initially bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. No amounts have been drawn on the revolving credit facility. The Company incurred a loss on early retirement of its prior credit facility of approximately $27 million.

The amended and restated senior credit agreement contains customary covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume  any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Company or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications. The amended and restated senior credit agreement requires the Company to comply with certain financial covenants, which may restrict the Company’s ability to incur additional debt to fund its obligations in the near term. The amended and restated senior credit agreement also requires the Company to maintain a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio.

The amended and restated senior credit agreement is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas and the Bellagio, (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas and the Bellagio; and (iii) upon receipt of the necessary gaming approvals, a pledge of the equity or limited liability company interests of the entities that own MGM Grand Las Vegas and the Bellagio.

Mandatory prepayments of the credit facilities will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

The amended and restated senior credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, and (x) change of control. Both the term loan A facility and the revolving facility are guaranteed by each of the Company’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, subject to certain exclusions.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2016, all of the Company’s principal debt arrangements were guaranteed by each of its material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under the Company’s senior credit facility), MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), MGP and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, are presented below. Within the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$540,552	$898,946	$962,615	$(469)	$2,401,644
Property and equipment, net	—	12,304,888	3,399,814	(11,971)	15,692,731
Investments in subsidiaries	20,471,064	2,962,803	—	(23,433,867)	—
Investments in and advances to unconsolidated affiliates	—	1,447,079	6,422	25,000	1,478,501
Intercompany accounts	—	3,500,753	—	(3,500,753)	—
Other non-current assets	41,824	447,431	5,435,159	—	5,924,414
	$21,053,440	$21,561,900	$9,804,010	$(26,922,060)	$25,497,290
Current liabilities	$417,023	$915,160	$756,596	$(468)	$2,088,311
Intercompany accounts	2,560,016	—	940,737	(3,500,753)	—
Deferred income taxes, net	2,376,330	—	311,616	—	2,687,946
Long-term debt	10,477,773	2,836	2,205,772	—	12,686,381
Other long-term obligations	22,399	61,421	79,572	—	163,392
Total liabilities	15,853,541	979,417	4,294,293	(3,501,221)	17,626,030
Redeemable noncontrolling interest	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,199,899	20,582,483	2,838,356	(23,420,839)	5,199,899
Noncontrolling interests	—	—	2,665,111	—	2,665,111
Total stockholders' equity	5,199,899	20,582,483	5,503,467	(23,420,839)	7,865,010
	$21,053,440	$21,561,900	$9,804,010	$(26,922,060)	$25,497,290

	At December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$561,310	$932,374	$915,979	$(914)	$2,408,749
Property and equipment, net	—	12,364,382	3,019,384	(11,971)	15,371,795
Investments in subsidiaries	20,226,258	2,956,404	—	(23,182,662)	—
Investments in and advances to unconsolidated affiliates	—	1,460,084	6,413	25,000	1,491,497
Intercompany accounts	—	3,234,271	—	(3,234,271)	—
Other non-current assets	38,577	444,333	5,460,227	—	5,943,137
	$20,826,145	$21,391,848	$9,402,003	$(26,404,818)	$25,215,178
Current liabilities	$536,165	$994,570	$708,130	$(914)	$2,237,951
Intercompany accounts	2,390,461	—	843,810	(3,234,271)	—
Deferred income taxes, net	2,366,443	—	314,133	—	2,680,576
Long-term debt	10,393,197	4,837	1,970,277	—	12,368,311
Other long-term obligations	19,952	67,212	70,499	—	157,663
Total liabilities	15,706,218	1,066,619	3,906,849	(3,235,185)	17,444,501
Redeemable noncontrolling interests	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,119,927	20,325,229	2,844,404	(23,169,633)	5,119,927
Noncontrolling interests	—	—	2,644,500	—	2,644,500
Total stockholders' equity	5,119,927	20,325,229	5,488,904	(23,169,633)	7,764,427
	$20,826,145	$21,391,848	$9,402,003	$(26,404,818)	$25,215,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,600,525	$	$610,009	$(848)	$2,209,686
Equity in subsidiaries' earnings	286,193	41,311		—	(327,504)	—
Expenses
Casino and hotel operations	2,122	904,060		396,379	(848)	1,301,713
General and administrative	1,613	252,357		54,573	—	308,543
Corporate expense	34,556	36,543		149	—	71,248
Preopening and start-up expenses	—	3,446		18,514	—	21,960
Property transactions, net	—	5,141		(10)	—	5,131
Depreciation and amortization	—	132,988		66,851	—	199,839
	38,291	1,334,535		536,456	(848)	1,908,434
Income from unconsolidated affiliates	—	14,790		(88)	—	14,702
Operating income (loss)	247,902	322,091		73,465	(327,504)	315,954
Interest expense, net of amounts capitalized	(175,694)	(195)		(8,780)	—	(184,669)
Other, net	13,874	(19,536)		(13,115)	—	(18,777)
Income (loss) before income taxes	86,082	302,360		51,570	(327,504)	112,508
Benefit (provision) for income taxes	(19,283)	(3,719)		1,692	—	(21,310)
Net income (loss)	66,799	298,641		53,262	(327,504)	91,198
Less: Net income attributable to noncontrolling interests	—	—		(24,399)	—	(24,399)
Net income (loss) attributable to MGM Resorts International	$66,799	$298,641		$28,863	$(327,504)	$66,799
Net income (loss)	$66,799	$298,641		$53,262	$(327,504)	$91,198
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,400)	(2,400)		(4,765)	4,800	(4,765)
Other comprehensive income (loss)	(2,400)	(2,400)		(4,765)	4,800	(4,765)
Comprehensive income (loss)	64,399	296,241		48,497	(322,704)	86,433
Less: Comprehensive income attributable to noncontrolling interests	—	—		(22,034)	—	(22,034)
Comprehensive income (loss) attributable to MGM Resorts International	$64,399	$296,241		$26,463	$(322,704)	$64,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(206,511)	$303,576	$127,531	$—	$224,596
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(78,454)	(349,045)	—	(427,499)
Dispositions of property and equipment	—	89	138	—	227
Investments in and advances to unconsolidated affiliates	—	(1,555)	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	1,629	—	—	1,629
Intercompany accounts	—	(266,482)	—	266,482	—
Other	—	(1,988)	(838)	—	(2,826)
Net cash provided by (used in) investing activities	—	(346,761)	(349,745)	266,482	(430,024)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(7,000)	—	250,000	—	243,000
Retirement of senior debentures	—	(2,661)	—	—	(2,661)
Debt issuance costs	(27)	—	(32,550)	—	(32,577)
Excess tax benefit from exercise of stock options	1,035	—	—	—	1,035
Intercompany accounts	199,554	3,760	63,168	(266,482)	—
Distributions to noncontrolling interest owners	—	—	(2,267)	—	(2,267)
Other	(2,449)	(3,119)	—	—	(5,568)
Net cash provided by (used in) financing activities	191,113	(2,020)	278,351	(266,482)	200,962
Effect of exchange rate on cash	—	—	(941)	—	(941)
Cash and cash equivalents
Net increase (decrease) for the period	(15,398)	(45,205)	55,196	—	(5,407)
Balance, beginning of period	538,856	304,168	827,288	—	1,670,312
Balance, end of period	$523,458	$258,963	$882,484	$—	$1,664,905

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,569,282	$763,685	$(723)	$2,332,244
Equity in subsidiaries' earnings	327,766	44,966	—	(372,732)	—
Expenses
Casino and hotel operations	1,500	937,439	513,904	(723)	1,452,120
General and administrative	1,201	269,554	57,418	—	328,173
Corporate expense	15,516	35,204	(364)	—	50,356
Preopening and start-up expenses	—	917	14,954	—	15,871
Property transactions, net	—	1,257	332	—	1,589
Depreciation and amortization	—	127,818	78,594	—	206,412
	18,217	1,372,189	664,838	(723)	2,054,521
Income from unconsolidated affiliates	—	117,265	116	—	117,381
Operating income (loss)	309,549	359,324	98,963	(372,732)	395,104
Interest expense, net of amounts capitalized	(211,077)	(288)	(4,897)	—	(216,262)
Other, net	12,879	(20,738)	(14,642)	—	(22,501)
Income (loss) before income taxes	111,351	338,298	79,424	(372,732)	156,341
Benefit (provision) for income taxes	58,499	(1,686)	(508)	—	56,305
Net income (loss)	169,850	336,612	78,916	(372,732)	212,646
Less: Net income attributable to noncontrolling interests	—	—	(42,796)	—	(42,796)
Net income (loss) attributable to MGM Resorts International	$169,850	$336,612	$36,120	$(372,732)	$169,850
Net income (loss)	$169,850	$336,612	$78,916	$(372,732)	$212,646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,261	1,261	2,476	(2,522)	2,476
Other	(672)	(672)	—	672	(672)
Other comprehensive income (loss)	589	589	2,476	(1,850)	1,804
Comprehensive income (loss)	170,439	337,201	81,392	(374,582)	214,450
Less: Comprehensive income attributable to noncontrolling interests	—	—	(44,011)	—	(44,011)
Comprehensive income (loss) attributable to MGM Resorts International	$170,439	$337,201	$37,381	$(374,582)	$170,439

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(217,074)	$293,772	$98,950	$—	$175,648
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(105,509)	(186,820)	—	(292,329)
Dispositions of property and equipment	—	100	64	—	164
Investments in and advances to unconsolidated affiliates	(140,732)	(19,347)	—	—	(160,079)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	1,111	—	—	1,111
Proceeds from cash deposits - original maturities longer than 90 days	570,000	—	—	—	570,000
Intercompany accounts	—	(214,237)	—	214,237	—
Other	—	(2,070)	—	—	(2,070)
Net cash provided by (used in) investing activities	429,268	(339,952)	(186,756)	214,237	116,797
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,267,625)	—	(51,001)	—	(1,318,626)
Borrowings under bank credit facilities - maturities longer than 90 days	1,260,625	—	450,000	—	1,710,625
Excess tax benefit from exercise of stock options	142	—	—	—	142
Intercompany accounts	187,337	10,520	16,380	(214,237)	—
Distributions to noncontrolling interest owners	—	—	(202,624)	—	(202,624)
Other	(294)	(2)	2	—	(294)
Net cash provided by (used in) financing activities	180,185	10,518	212,757	(214,237)	189,223
Effect of exchange rate on cash	—	—	704	—	704
Cash and cash equivalents
Net increase (decrease) for the period	392,379	(35,662)	125,655	—	482,372
Change in cash related to assets held for sale	—	(552)	—	—	(552)
Balance, beginning of period	799,508	255,655	658,552	—	1,713,715
Balance, end of period	$1,191,887	$219,441	$784,207	$—	$2,195,535

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries are referred to as “MGM China.”

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume increased 3%, Las Vegas Strip REVPAR increased 7% and Las Vegas Strip gaming revenue decreased 2% in the three months ended March 31, 2016 compared to the prior year quarter. Results of operations for our wholly owned domestic resorts in the first quarter of 2016 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which resulted in increases in occupancy and allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 13% in the three months ended March 31, 2016 compared to the same period in the prior year. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results have been negatively affected by economic conditions and certain policy initiatives in mainland China. Specifically, a recent slowdown in China’s economic growth rate and the Chinese government’s restrictions on travel and cross-border currency transactions have negatively affected MGM Macau’s high-end customers and the gaming promoters with which we conduct our VIP casino gaming operations, as well as the Chinese government’s anti-corruption campaign, which has changed consumption patterns and affected the propensity of our clients to spend on certain areas like gaming or luxury items. Additionally, the Macau government implemented a full main floor casino smoking ban in October 2014. These factors have led to a continued decrease in gross gaming revenues for the Macau market beginning in the second half of 2014, and have primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics and Census Service of the Macau Government, after several quarters of declines in visitation throughout 2015 visitor arrivals increased 1% in the three months ended March 31, 2016 compared to the same period in the prior year.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.0 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than our 500 gaming table capacity.  MGM Cotai is expected to open at the end of the first quarter of 2017.

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

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a large number of opportunities to enhance our business operations and we continue to explore additional opportunities to drive further margin enhancements. The plan is expected to result in approximately $300 million of annualized Adjusted EBITDA benefit. Results from the Profit Growth Plan initiatives are well ahead of schedule and the $300 million of annualized Adjusted EBITDA benefit is expected to be fully realized by the end of 2017.

Formation and Initial Public Offering of MGM Growth Properties, LLC (“MGP”)

On April 25, 2016, MGP completed its IPO of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share. MGP used the proceeds from the IPO to purchase operating partnership units in the Operating Partnership. In connection with the IPO, we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, the Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “Properties”) to the Operating Partnership in exchange for operating partnership units in the Operating Partnership on the closing date of the IPO.

MGP is organized as an UPREIT structure in which substantially all of its assets and substantially all of its businesses will be conducted through the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares: Class A shares and a single Class B share. We own MGP’s Class B share.  MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. As such, we own a controlling interest in MGP and will consolidate MGP in our financial results. In addition, our subsidiaries own 73.3% of the operating partnership units of the Operating Partnership, which is controlled and consolidated by MGP.

In connection with the formation of MGP, we borrowed $4.0 billion under the Bridge Facilities, the proceeds of which were used to repay outstanding obligations under our existing senior credit facility and will be used to repay our 7.5% senior notes due 2016 and our 10% senior notes due 2016 on the Redemption Date. The Bridge Facilities were subsequently contributed to the Operating Partnership pursuant to the Master Contribution Agreement. The Operating Partnership repaid the Bridge Facilities with a combination of proceeds from certain financing transactions and the proceeds from the IPO. See Note 11 for additional information related to MGP, the IPO and certain other intercompany agreements and financing transactions entered into in connection therewith.

Reportable Segments

We have two reportable segments: wholly owned domestic resorts and MGM China. See Note 9 in the accompanying consolidated financial statements for additional information regarding our segments.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2016 and 2015.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Net revenues	$2,209,686	$2,332,244
Operating income	315,954	395,104

Consolidated net revenue decreased 5% for the three months ended March 31, 2016, compared to the prior year period due to a decrease in casino revenue at MGM Macau, partially offset by increases in casino and non-casino revenue at our wholly owned domestic resorts. See below for additional information related to segment revenues.

Consolidated operating income was $316 million for the three months ended March 31, 2016 compared to $395 million for the same period in the prior year. Operating income at our wholly owned domestic resorts increased 33%, or $91 million, in the three months ended March 31, 2016 compared to the prior year period, and benefited from Profit Growth Plan initiatives as discussed in “Operating Results – Detailed Segment Information,” while operating income at MGM China decreased 34%, or $25 million, compared to the prior year period. Income from unconsolidated affiliates decreased $103 million in the three months ended March 31, 2016 compared to the prior year period. Income from unconsolidated affiliates was negatively affected in the current year period by charges at CityCenter related to the sale of Crystals and accelerated depreciation associated with the closure of the Zarkana Theatre, while the prior year period included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. See “Operating Results – Income from Unconsolidated Affiliates” below for additional detail. Consolidated operating income for the three months ended March 31, 2016 benefited by approximately $59 million from Profit Growth Plan initiatives, which includes initiatives implemented at our wholly owned domestic resorts as well as our 50% share of benefits realized from initiatives implemented at CityCenter. Such amount excludes associated costs recorded in corporate expense detailed below.

Corporate expense increased 41%, or $21 million, compared to the prior year period, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $7 million, and costs associated with the MGP transaction of $7 million. Continued development of our MGM Cotai, MGM National Harbor, T-Mobile Arena and The Park projects led to an increase in preopening expense of $6 million for the three months ended March 31, 2016 compared to the prior year period.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,619,223	$1,577,895
MGM China	469,029	630,087
Reportable segment net revenues	2,088,252	2,207,982
Corporate and other	121,434	124,262
	$2,209,686	$2,332,244
Adjusted EBITDA
Wholly owned domestic resorts	$484,931	$389,879
MGM China	114,123	148,456
Reportable segment Adjusted Property EBITDA	599,054	538,335
Corporate and other	(56,170)	80,641
	$542,884	$618,976

Wholly owned domestic resorts. The following table presents detailed net revenues at our wholly owned domestic resorts:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Casino revenue, net
Table games	$237,611	$218,654
Slots	418,675	421,121
Other	19,019	19,928
Casino revenue, net	675,305	659,703
Non-casino revenue
Rooms	475,477	443,584
Food and beverage	360,545	363,534
Entertainment, retail and other	260,845	274,120
Non-casino revenue	1,096,867	1,081,238
	1,772,172	1,740,941
Less: Promotional allowances	(152,949)	(163,046)
	$1,619,223	$1,577,895

Casino revenue for three months ended March 31, 2016 increased 4% compared to the same period in the prior year, excluding Gold Strike Jean, Circus Circus Reno and Railroad Pass, which were sold in 2015, due primarily to a 10% increase in table games revenue. Table games volume decreased 6% compared to the prior year quarter while table games hold percentage increased to 22.4% in the first quarter of 2016 compared to 20.1% in the prior year quarter. Slots revenue increased 2% compared to the prior year quarter, excluding Gold Strike Jean, Circus Circus Reno and Railroad Pass.

Rooms revenue increased 7% in the first quarter of 2016 as a result of an 8% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year. The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2016	2015

Occupancy	91%	90%
Average Daily Rate (ADR)	$162	$152
Revenue per Available Room (REVPAR)	147	136

Entertainment revenues decreased 7% compared to the prior year quarter, primarily as a result of the Company’s strategic decision to lease MGM Grand Garden Arena to the Las Vegas Arena Company, LLC (the venture between MGM Resorts International and Anschutz Entertainment Group, Inc. (AEG), that owns T-Mobile Arena) effective on January 1, 2016 as well as a decrease in the revenue generated from in-house shows in the current year quarter compared to the prior year quarter.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 24% during the three months ended March 31, 2016 compared to the prior year quarter and benefited from an increase in casino revenue and rooms revenue as discussed above and was positively affected by approximately $54 million of incremental Adjusted Property EBITDA as a result of the Company’s Profit Growth Plan initiatives. Adjusted Property EBITDA margin for the first quarter of 2016 increased by 524 basis points to 29.9%.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Casino revenue, net
VIP table games	$178,186	$304,395
Main floor table games	239,741	261,498
Slots	41,124	52,906
Casino revenue, net	459,051	618,799
Non-casino revenue	29,564	35,282
	488,616	654,081
Less: Promotional allowances	(19,586)	(23,994)
	$469,029	$630,087

For the quarter ended March 31, 2016, net revenue for MGM China decreased 26% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 41%, as well as a decrease in main floor table games revenue of 8%. VIP table games turnover decreased 34% compared to the prior year quarter and VIP table games hold percentage decreased to 3.0% in the current year quarter from 3.3% in the prior year quarter.

MGM China’s Adjusted EBITDA for three months ended March 31, 2016 and 2015 was $114 million and $148 million, respectively. Adjusted EBITDA margin increased 77 basis points to 24.3% in the current year quarter as a result of an increase in main floor table games mix and a decrease in general and administrative expenses. Excluding license fees of $8 million and $11 million for the three months ended March 31, 2016 and 2015, respectively, Adjusted EBITDA decreased 23%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended March 31, 2016 decreased primarily due to including our share of the $80 million gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements in the prior year quarter.  Corporate and other expenses also increased during the three months ended March 31, 2016, as compared to the prior year quarter, as a result of costs incurred in relation to the Profit Growth Plan and costs incurred relating to the MGP IPO and related financing transactions, which was partially offset by an increase in our share of operating income from Borgata. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
CityCenter	$(9,149)	$101,601
Borgata	19,550	11,983
Other	4,301	3,797
	$14,702	$117,381

Our share of CityCenter’s operating results, including certain basis difference adjustments, for the three months ended March 31, 2016 was a loss of $9 million, which included $31 million related to our share of accelerated depreciation associated with the scheduled April 2016 closure of the Zarkana theatre and $9 million for our share of a charge related to obligations in connection with the sale of Crystals. Our share of CityCenter’s operating results in the prior year quarter included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements.

At Aria, overall casino revenues increased 1% for the three months ended March 31, 2016, due to a 5% increase in table games volume, partially offset by a decrease in hold percentage to 23.8% in the current year quarter compared to 24.3% in the prior year quarter. Slots revenue decreased 2% compared to the same period in the prior year primarily as a result of a 1% decrease in slots volume. REVPAR increased by 5% and 10% at Aria and Vdara, respectively, which led to an 8% increase in CityCenter’s rooms revenue in the current quarter compared to the prior year quarter. Food and beverage revenues at Aria increased 8% compared to the same period in the prior year driven by the addition of several new outlets.  Adjusted EBITDA at Aria was $81 million, an increase of 33% compared to the prior year quarter, primarily driven by the increase in rooms revenue and food and beverage revenue, and was positively affected by approximately $10 million of incremental Adjusted EBITDA as a result of our Profit Growth Plan initiatives. Our income from unconsolidated affiliates related to Borgata for the first quarter of 2016 increased 63% compared to the prior year quarter due to higher casino revenue as well as lower property tax expense resulting from the application of credits from a prior tax court judgment to Borgata’s first quarter property tax payment.

Non-operating Results

Interest expense

Gross interest expense for the three months ended March 31, 2016 decreased $15 million compared to the prior year quarter primarily as a result of a decrease in the average debt balance due to the conversion of $1.45 billion of 4.25% convertible senior notes that took place in April 2015 and the repayment of $875 million of 6.625% senior notes in July 2015, partially offset by an increase in borrowings under the MGM China credit facility in June 2015 and an increase in the amortization of debt issuance costs resulting from costs incurred associated with the refinancing of the MGM China credit facility in June 2015 and the amendments to the MGM China credit facility in February 2016. Capitalized interest was $27 million during the three months ended March 31, 2016, compared to $11 million in the prior year quarter. The increase was due primarily to the MGM Cotai and MGM National Harbor projects.

Income taxes

Our effective tax rate for the three months ended March 31, 2016 increased from a benefit of 36% in the prior year quarter to a provision of 19% in the current year quarter resulting in income tax provision of $21 million for the three months ended March 31, 2016, compared to income tax benefit of $56 million for the three months ended March 31, 2015. The amount of foreign tax credits that we expect to benefit in 2016 will decrease significantly compared to 2015, resulting in less income tax benefit recorded through our effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, goodwill impairment charges, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts International stock option plan, which is not allocated to each reportable segment or operating segment, as applicable. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies.

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

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Adjusted EBITDA	$542,884	$618,976
Preopening and start-up expenses	(21,960)	(15,871)
Property transactions, net	(5,131)	(1,589)
Depreciation and amortization	(199,839)	(206,412)
Operating income	315,954	395,104
Non-operating income (expense)
Interest expense, net of amounts capitalized	(184,669)	(216,262)
Other, net	(18,777)	(22,501)
	(203,446)	(238,763)
Income before income taxes	112,508	156,341
Benefit (provision) for income taxes	(21,310)	56,305
Net income	91,198	212,646
Less: Net income attributable to noncontrolling interests	(24,399)	(42,796)
Net income attributable to MGM Resorts International	$66,799	$169,850

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2016
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$94,168	$—	$1	$22,482	$116,651
MGM Grand Las Vegas	62,262	—	763	17,869	80,894
Mandalay Bay	34,855	14	874	22,379	58,122
The Mirage	27,994	—	—	10,336	38,330
Luxor	15,885	—	287	9,219	25,391
New York-New York	25,487	—	3	5,413	30,903
Excalibur	16,969	—	2,766	4,142	23,877
Monte Carlo	16,777	—	91	4,432	21,300
Circus Circus Las Vegas	9,089	—	134	4,070	13,293
MGM Grand Detroit	34,031	—	—	6,011	40,042
Beau Rivage	16,190	—	10	6,599	22,799
Gold Strike Tunica	10,831	—	97	2,401	13,329
Wholly owned domestic resorts	364,538	14	5,026	115,353	484,931
MGM China	47,452	5,908	(10)	60,773	114,123
Unconsolidated resorts	12,420	2,282	—	—	14,702
Management and other operations	1,064	1,150	—	1,901	4,115
	425,474	9,354	5,016	178,027	617,871
Stock compensation	(9,869)	—	—	—	(9,869)
Corporate	(99,651)	12,606	115	21,812	(65,118)
	$315,954	$21,960	$5,131	$199,839	$542,884

	Three Months Ended March 31, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$66,337	$—	$197	$22,633	$89,167
MGM Grand Las Vegas	46,726	—	(10)	18,490	65,206
Mandalay Bay	35,321	—	259	18,408	53,988
The Mirage	17,874	54	(1)	12,593	30,520
Luxor	7,762	(1)	50	9,488	17,299
New York-New York	19,672	(307)	264	4,964	24,593
Excalibur	12,909	—	(19)	3,652	16,542
Monte Carlo	14,314	—	517	5,225	20,056
Circus Circus Las Vegas	3,802	231	—	3,800	7,833
MGM Grand Detroit	27,739	—	—	5,873	33,612
Beau Rivage	11,859	—	—	6,531	18,390
Gold Strike Tunica	8,622	—	—	2,928	11,550
Other resort operations	893	—	—	230	1,123
Wholly owned domestic resorts	273,830	(23)	1,257	114,815	389,879
MGM China	72,366	3,071	332	72,687	148,456
Unconsolidated resorts	116,708	673	—	—	117,381
Management and other operations	14,114	267	—	1,936	16,317
	477,018	3,988	1,589	189,438	672,033
Stock compensation	(7,579)	—	—	—	(7,579)
Corporate	(74,335)	11,883	—	16,974	(45,478)
	$395,104	$15,871	$1,589	$206,412	$618,976

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at March 31, 2016 were $1.7 billion, which included $595 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates.  Cash provided by operating activities was $225 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $176 million in the prior year period. Operating cash flows increased in the current year period due to increases in operating income at our wholly owned domestic resorts and a decrease in cash paid for interest, partially offset by a decrease in operating income at MGM China.  In the three months ended March 31, 2016, cash provided by operating activities was negatively affected by changes in working capital but to a lesser extent than the same period in the prior year.

Investing activities. We made capital expenditures of $427 million for the three months ended March 31, 2016, of which $198 million related to MGM China, excluding capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $190 million related to the construction of MGM Cotai and $8 million related to projects at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $229 million included $140 million related to the construction of MGM National Harbor, $19 million related to the construction of The Park, and $11 million related to the construction of MGM Springfield, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, and restaurant and entertainment venue remodels. Most of the costs capitalized at our wholly owned domestic resorts related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $292 million for the three months ended March 31, 2015, of which $146 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China included $132 million related to the construction of MGM Cotai and $14 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities of $146 million included $37 million related to the construction of MGM National Harbor and $17 million related to the construction of MGM Springfield, as well as various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of The Park entertainment district, a remodel of the facades of New York-New York and Monte Carlo, and restaurant and entertainment venue remodels.

Investments in and advances to unconsolidated affiliates for the three months ended March 31, 2015 primarily represented investments in CityCenter pursuant to the completion guarantee.  For the three months ended March 31, 2015, investing activities also included $570 million related to the maturity of certificates of deposit with original maturities longer than 90 days.

Financing activities. In the three months ended March 31, 2016, we borrowed net debt of $240 million, which included $250 million of borrowings under the MGM National Harbor credit agreement. Additionally, we paid $33 million of debt issuance costs related to the MGM National Harbor credit agreement and the amendment to the MGM China credit facility. During the three months ended March 31, 2015, we borrowed net debt of $392 million, including $400 million of borrowings under the MGM China credit facility.

MGM China paid a $400 million special dividend in March 2015, of which $196 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At March 31, 2016, we had $13.1 billion principal of indebtedness, including $2.7 billion of borrowings outstanding under our $3.9 billion senior credit facility, $1.6 billion of borrowings outstanding under the $3.0 billion MGM China credit facility and $250 million of borrowings outstanding under the $525 million MGM National Harbor credit agreement. As discussed in “Executive Overview” and in Note 11 to the accompanying financial statements we completed a series of transactions related to the MGP IPO and related transactions, including refinancing of a significant amount of indebtedness. Subsequent to such transactions (and after giving effect to the repayment of its 6.875% senior notes at maturity in April 2016 and the redemption of our 10% senior notes due in 2016 and 7.5% senior notes due in 2016 on the Redemption Date), we had $12.3 billion principal of indebtedness, including $250 million of borrowings outstanding under our $1.5 billion senior credit facility, $250 million outstanding under the $525 million MGM National Harbor credit facility, $2.15 billion of borrowings outstanding under MGP’s $2.75 billion credit facility, and $1.6 billion of borrowings outstanding under the $3.0 billion MGM China credit facility. Giving effect to the MGP IPO and related financing transactions, we have an estimated $769 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through March 31, 2016 and we expect to make capital investments as described below during the full year 2016. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $440 million in capital expenditures at our wholly owned domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	Approximately $665 million in capital expenditures, including land costs, related to the MGM National Harbor project; and

•	Approximately $115 million in capital expenditures, including land costs, related to the MGM Springfield project.

During the full year 2016, MGM China expects to spend approximately $50 million in capital improvements at MGM Macau and $1.5 billion on the MGM Cotai project, excluding capitalized interest and land related costs.

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

MGP distributions. MGP expects to pay quarterly distributions in cash of approximately $21 million equal to $0.3575 per share ($82 million on an annualized basis equal to $1.43 per share) to its Class A shareholders, which amount may be changed in the future without advance notice.  MGP intends to pay a pro-rated distribution with respect to the period commencing from April 25, 2016, the closing date of the IPO, through the last day of June 30, 2016, based on an initial distribution of $0.3575 per Class A share for a full quarter.

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of March 31, 2016, MGM China had paid $145 million of the contract premium, including interest due on the semi-annual installments. Including interest on the two remaining semi-annual installments, MGM China has approximately $29 million remaining payable for the land concession contract.

CityCenter distributions. In March 2016, a $90 million distribution was declared in accordance with CityCenter’s annual distribution policy and in April 2016, CityCenter declared a $990 million special distribution in connection with the Crystals sale. The Company’s $540 million share of such distributions was paid in May 2016.

Principal Debt Arrangements

As discussed in “Executive Overview” in connection with the formation and IPO of MGP, we and MGP entered into several financing transactions including new principal debt agreements.  See Note 11 to the accompanying consolidated financial statements for a description of the material terms of such agreements.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2016, variable rate borrowings represented 35% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $27 million based on gross amounts outstanding at March 31, 2016. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $16 million based on amounts outstanding at March 31, 2016. The following table provides additional information about our gross long-term debt subject to changes in interest rates prior to the MGP IPO and related financing transactions, discussed in Note 11 to the accompanying consolidated financial statements:

								Fair Value
	Debt maturing in							March 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2016

	(In millions)
Fixed-rate	$1,476	$743	$475	$850	$1,500	$3,502	$8,546	$9,124
Average interest rate	8.3%	7.6%	11.9%	8.6%	6.3%	6.7%	7.5%
Variable rate	$21	$1,107	$810	$2,360	$20	$200	$4,518	$4,504
Average interest rate	3.4%	3.1%	2.0%	3.0%	2.7%	2.7%	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level.  The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of March 31, 2016, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $6 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $16 million.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding, expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, such as the Profit Growth Plan, the expected results of the Profit Growth Plan, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, the realization of any advantages to the MGP IPO and related financing transactions (and the impact of any opportunities created by the transaction),  dividends and distributions we will receive from MGM China, MGP or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•

our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

•

current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures and investments as well as strategic initiatives;

•

restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness could significantly affect our ability to operate our business, as well as significantly affect our liquidity;

•

the fact that we are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes;

•

a significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations;

•	financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as our sole lessor for a significant portion of our business, may adversely impair our operations;

•

James J. Murren, our Chairman, and Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, our executive officers, may have actual or potential conflicts of interest because of their positions at MGP;

•

the fact that MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved by a conflict committee comprised of independent directors of MGP;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The state and federal court derivative actions were dismissed pursuant to defendants’ motions. Only two of these lawsuits remain, now pending on appeal. The lawsuits are:

In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption "In re MGM MIRAGE Securities Litigation." The cases named the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. After transfer of the cases in 2010 to the Honorable Gloria M. Navarro, the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel.  In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

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

In July 2015, the lead plaintiffs and defendants agreed in principle to settle the securities class actions. In August 2015, the lead plaintiffs and defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the claims against the Company and the named former and current directors and officers will be dismissed with prejudice and released in exchange for a $75 million cash payment by the Company’s directors and officers liability insurers. In August 2015, the lead plaintiffs filed with the court an Unopposed Motion for Preliminary Approval of the Settlement Agreement. In September 2015, the court entered an Order Preliminarily Approving Settlement, preliminarily certified the class for settlement purposes only, established class notification procedures and scheduled a hearing to determine whether to grant final approval to the settlement.

On March 1, 2016 the court conducted a settlement hearing and entered a Final Judgment and Order of Dismissal with Prejudice (the “Final Judgment”).  At the hearing, the court considered, among other factors, the strength of the available defenses on the merits, the size of the settlement, the non-objections to the settlement by more than 200,000 putative members of the settlement class, and the express endorsement of the settlement by the four court-appointed institutional lead plaintiffs.  Only one class member objected to the adequacy of the settlement and the court entering Final Judgment. The court entered the Final Judgment over his objection.

In the Final Judgment, the court found that the settlement was fair, reasonable and adequate to the settlement class in all respects.  The court granted final approval of the Settlement Agreement, dismissed the actions and all released claims with prejudice as to all defendants, and expressly provided that neither the settlement nor associated negotiations and proceedings constitute an admission or evidence of liability, fault or omission by the defendants.

On March 25, 2016, the objector filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. Appellant’s opening brief is currently due in July 2016. The Company and all other defendants plan to vigorously defend the Final Judgment on appeal. If the Final Judgment is affirmed, the Company may pursue an award of damages against the objector on the grounds that the appeal filed was frivolous. If the Final Judgment is reversed on appeal, the Company and other defendants will vigorously defend against the claims asserted in these securities cases.

Other.  We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those factors for the three months ended March 31, 2016, except as discussed below.

Risks Related to Our Business

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes.  We are required to pay rent of $550 million per year (with annual escalators of 2% in the second through sixth years of the master lease and the possibility for additional 2% increases thereafter, as well as potential increases in percentage rent every 5 years) to MGP pursuant to and subject to the terms and conditions of the master lease. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•

require us to dedicate a substantial portion of our cash flow from operations to making rent payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make acquisitions, divestitures and engage in other significant transactions; and

•

given that all of the Properties are effectively cross collateralized as a result of the fact that there is a single unitary lease, we could lose our rights with respect to all of the properties if we fail to pay rent or other amounts or otherwise default on the master lease.

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations.  We lease nine of our destination resorts and the Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of 10 years with up to four additional five year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying for these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property.  In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

The master lease provides that the lessor may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease.  Termination of the master lease could have a material adverse effect on our business, financial position or results of operations.  There can also be no assurance that we will be able to comply with our obligations under the master lease in the future.

Any financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as our sole lessor for a significant portion of our business, may adversely impair our operations.  We lease a substantial number of the properties that we operate and manage, which represent a significant portion of our operations, from MGP under the Master Lease.  If MGP has financial, operational, regulatory or other challenges, there can be no assurance that MGP will be able to comply with its obligations under the Master Lease or its other agreements with us.  Failure on the part of MGP to fulfill its commitments could have a material adverse effect on our business, financial condition and results of operations.

James J. Murren, our Chairman, and Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, our executive officers, may have actual or potential conflicts of interest because of their positions at MGP. James J. Murren serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, our executive officers, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP's management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

Despite our ability to exercise control over the affairs of MGP as a result of our ownership of the single outstanding Class B share of MGP, MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved by a conflicts committee comprised of independent directors of MGP.  We own the single outstanding Class B share of MGP, representing a majority of the voting power of MGP’s shares. We, therefore, have the ability to exercise significant control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval. MGP’s operating agreement, however, provides that whenever a potential conflict of interest exists or arises between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand, any resolution or course of action by MGP’s board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to us if it is (i) approved by a majority of a conflicts committee which consists solely of “independent” directors (which we refer to as “Special Approval”) (such independence determined in accordance with the NYSE’s listing standards, the standards established by the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by MGP’s board of directors to be fair and reasonable to MGP or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates); provided, however, that MGP’s operating agreement provides that any transaction, individually or in the aggregate, over $25 million between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand (any such transaction (other than the exercise of rights by us or any of our affiliates (other than MGP and its subsidiaries) under any of the material agreements entered into on the closing day of the formation transactions), a “Threshold Transaction”), shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates). As a result, certain transactions, including any Threshold Transactions, that we may want to pursue with MGP and that could have significant benefit to us may require Special Approval. There can be no assurance that the required approval will be obtained with respect to these transactions either from a conflicts committee comprised of independent MGP directors or the affirmative vote of a majority of the shares not held by us and our affiliates. The failure to obtain such requisite consent could materially affect our ability and the cost to execute our operational and strategic objectives.

Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of March 31, 2016, we had approximately $13.1 billion principal amount of indebtedness outstanding, including $2.7 billion of borrowings outstanding under our senior secured credit facility and $1.2 billion of available borrowing capacity, and $1.6 billion and $250 million of debt outstanding under the MGM China and MGM National Harbor credit facilities, respectively. After giving effect to the  repayment of our 6.875% senior notes at maturity in April 2016 and  the redemption of our 10% senior notes due in 2016 and 7.5% senior notes due 2016 on the Redemption Date, we had $12.3 billion principal of indebtedness, including $250 million of borrowings outstanding under our $1.5 billion senior credit facility, $250 million outstanding under the $525 million MGM National Harbor credit facility, $2.15 billion of borrowings outstanding under MGP’s $2.75 billion credit facility, and $1.6 billion of borrowings outstanding under the $3.0 billion MGM China credit facility. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In connection with the MGP IPO and related financing transactions, the Operating Partnership, a subsidiary of MGP that we consolidate in our financial results, incurred approximately $3.2 billion of indebtedness. We do not guarantee MGM China’s, MGM National Harbor’s or the Operating Partnership’s obligations under their respective credit agreements and, to the extent MGM Macau, MGM National Harbor or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

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

Moreover, our businesses are capital intensive.  For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished (and, under the master lease we are required to spend an aggregate amount of at least 1% of actual adjusted net revenues from the Properties on capital expenditures at the Properties).  Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.  Similarly, development projects, including our development projects in Massachusetts and Maryland, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of the Company, effective January 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016).
10.1	Credit Agreement, dated January 28, 2016, among MGM National Harbor, LLC, certain lenders party thereto and Bank of America, N.A., as administrative agent.
10.2

Third Supplemental Agreement, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein, and Bank of America, N.A., as facility agent, dated February 2, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016)

.

10.3	Form of Bonus Performance Share Units Agreement of the Company, effective for awards granted in March 2016 and thereafter.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 6, 2016	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)