Form 10-Q
period 2016-06-30
MGM Resorts International
filed 2016-08-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2016
Common Stock, $.01 par value	565,614,239 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$2,503,255	$1,670,312
Accounts receivable, net	443,903	480,559
Inventories	97,800	104,200
Income tax receivable	11,194	15,993
Prepaid expenses and other	137,635	137,685
Total current assets	3,193,787	2,408,749

Property and equipment, net	16,102,856	15,371,795

Other assets
Investments in and advances to unconsolidated affiliates	1,364,163	1,491,497
Goodwill	1,429,279	1,430,767
Other intangible assets, net	4,072,317	4,164,781
Other long-term assets, net	386,653	347,589
Total other assets	7,252,412	7,434,634
	$26,549,055	$25,215,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$161,420	$182,031
Construction payable	333,796	250,120
Current portion of long-term debt	—	328,442
Accrued interest on long-term debt	160,445	165,914
Other accrued liabilities	1,262,118	1,311,444
Total current liabilities	1,917,779	2,237,951

Deferred income taxes, net	2,591,317	2,680,576
Long-term debt	12,364,920	12,368,311
Other long-term obligations	141,906	157,663
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	6,250	6,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 565,612,013 and 564,838,893 shares	5,656	5,648
Capital in excess of par value	5,530,592	5,655,886
Accumulated deficit	(14,477)	(555,629)
Accumulated other comprehensive income	10,809	14,022
Total MGM Resorts International stockholders' equity	5,532,580	5,119,927
Noncontrolling interests	3,994,303	2,644,500
Total stockholders' equity	9,526,883	7,764,427
	$26,549,055	$25,215,178

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Casino	$1,127,404	$1,235,976	$2,261,760	$2,514,478
Rooms	498,904	490,498	988,390	949,923
Food and beverage	412,766	423,183	789,871	807,284
Entertainment	121,853	134,972	240,179	260,940
Retail	52,432	55,482	97,905	100,519
Other	134,120	137,819	251,645	264,369
Reimbursed costs	100,795	103,548	201,844	204,608
	2,448,274	2,581,478	4,831,594	5,102,121
Less: Promotional allowances	(178,772)	(196,343)	(352,406)	(384,742)
	2,269,502	2,385,135	4,479,188	4,717,379
Expenses
Casino	620,305	738,427	1,260,874	1,521,235
Rooms	142,252	142,065	286,994	283,378
Food and beverage	239,452	243,127	460,748	464,648
Entertainment	98,827	104,397	191,115	201,396
Retail	24,085	28,398	46,086	52,494
Other	87,253	95,835	167,021	180,158
Reimbursed costs	100,795	103,548	201,844	204,608
General and administrative	321,407	333,708	629,950	661,881
Corporate expense	81,803	59,602	153,051	109,958
Preopening and start-up expenses	24,824	17,889	46,784	33,760
Property transactions, net	854	3,953	5,985	5,542
Depreciation and amortization	206,899	208,565	406,738	414,977
	1,948,756	2,079,514	3,857,190	4,134,035
Income from unconsolidated affiliates	448,309	42,900	463,011	160,281
Operating income	769,055	348,521	1,085,009	743,625
Non-operating income (expense)
Interest expense, net of amounts capitalized	(180,352)	(203,245)	(365,021)	(419,507)
Non-operating items from unconsolidated affiliates	(15,885)	(17,766)	(34,097)	(36,777)
Other, net	(49,840)	(4,815)	(50,405)	(8,305)
	(246,077)	(225,826)	(449,523)	(464,589)
Income before income taxes	522,978	122,695	635,486	279,036
Benefit (provision) for income taxes	(8,480)	3,772	(29,790)	60,077
Net income	514,498	126,467	605,696	339,113
Less: Net income attributable to noncontrolling interests	(40,145)	(29,008)	(64,544)	(71,804)
Net income attributable to MGM Resorts International	$474,353	$97,459	$541,152	$267,309
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.84	$0.18	$0.96	$0.51
Diluted	$0.83	$0.17	$0.95	$0.50

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$514,498	$126,467	$605,696	$339,113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,370)	608	(6,135)	3,084
Other	—	—	—	(672)
Other comprehensive income (loss)	(1,370)	608	(6,135)	2,412
Comprehensive income	513,128	127,075	599,561	341,525
Less: Comprehensive income attributable to noncontrolling interests	(39,588)	(29,305)	(61,622)	(73,316)
Comprehensive income attributable to MGM Resorts International	$473,540	$97,770	$537,939	$268,209

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$605,696	$339,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406,738	414,977
Amortization of debt discounts, premiums and issuance costs	22,386	19,514
Loss on retirement of long-term debt	50,121	1,924
Provision for doubtful accounts	(802)	35,628
Stock-based compensation	24,923	20,936
Property transactions, net	5,985	5,542
Income from unconsolidated affiliates	(425,826)	(122,061)
Distributions from unconsolidated affiliates	10,713	7,814
Deferred income taxes	(37,544)	(80,688)
Change in operating assets and liabilities:
Accounts receivable	37,387	(30,117)
Inventories	6,384	(2,897)
Income taxes receivable and payable, net	4,595	3,838
Prepaid expenses and other	(1,605)	(10,038)
Prepaid Cotai land concession premium	(11,167)	(11,213)
Accounts payable and accrued liabilities	(72,289)	(156,291)
Other	(12,049)	11,288
Net cash provided by operating activities	613,646	447,269
Cash flows from investing activities
Capital expenditures, net of construction payable	(970,571)	(594,041)
Dispositions of property and equipment	1,659	259
Proceeds from sale of assets held for sale	—	19,797
Investments in and advances to unconsolidated affiliates	(1,555)	(176,679)
Distributions from unconsolidated affiliates in excess of cumulative earnings	543,437	202,136
Investments in cash deposits – original maturities longer than 90 days	—	(200,205)
Proceeds from cash deposits – original maturities longer than 90 days	—	570,000
Other	(5,196)	1,854
Net cash used in investing activities	(432,226)	(176,879)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,716,686)	(1,046,508)
Borrowings under bank credit facilities – maturities longer than 90 days	1,845,375	3,416,875
Repayments under bank credit facilities – maturities longer than 90 days	—	(1,710,625)
Issuance of long term debt	1,050,000	—
Retirement of senior notes	(1,498,848)	(504)
Debt issuance costs	(123,261)	(45,639)
Issuance of MGM Growth Properties common stock in public offering	1,207,500	—
MGM Growth Properties common stock issuance costs	(75,032)	—
Distributions to noncontrolling interest owners	(32,798)	(264,454)
Excess tax benefit from exercise of stock options	3,812	208
Proceeds from issuance of redeemable noncontrolling interest	—	5,000
Other	(7,418)	(494)
Net cash provided by financing activities	652,644	353,859
Effect of exchange rate on cash	(1,121)	714
Cash and cash equivalents
Net increase for the period	832,943	624,963
Change in cash related to assets held for sale	—	3,662
Balance, beginning of period	1,670,312	1,713,715
Balance, end of period	$2,503,255	$2,342,340
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$348,104	$398,791
Federal, state and foreign income taxes paid, net of refunds	55,408	21,963
Non-cash investing and financing activities
Conversion of convertible senior notes to equity	$—	$1,449,499
Decrease in investment in and advances to CityCenter related to change in completion guarantee liability	—	(8,198)

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

On April 25, 2016, MGM Growth Properties LLC (“MGP”), a subsidiary of the Company, completed its initial public offering (“IPO”) of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share.  In connection with the IPO, the Company and MGP entered into a series of transactions and several agreements that, among other things, set forth the terms and conditions of the IPO and provide a framework for the Company’s relationship with MGP.

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets and substantially all of its businesses are conducted through its operating partnership subsidiary, MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the units in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or  upon liquidation or winding up of MGP.  MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. As such, the Company controls MGP through its majority voting rights and consolidates MGP in its financial results. At June 30, 2016, the Company owned 73.3% of the Operating Partnership units of the Operating Partnership, which is controlled and consolidated by MGP (76.3% subsequent to the acquisition of the Borgata Hotel Casino & Spa (“Borgata”) discussed in Note 11). The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, at the option of MGP.

Pursuant to a master contribution agreement by and between the Company, MGP and the Operating Partnership, the Company contributed the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, the Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for Operating Partnership units in the Operating Partnership on the closing date of the IPO. See Note 4 and Note 10 for additional information related to MGP, the IPO and certain other intercompany agreements and debt financing transactions entered into in connection therewith.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget is $3.1 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. In April 2016, CityCenter closed the sale of The Shops at Crystals (“Crystals”), a retail, dining and entertainment district. See Note 3 for additional information related to CityCenter.

Prior to August 1, 2016, the Company owned 50% of Marina District Development Company, the entity which owns Borgata, located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, and Boyd Gaming Corporation (“Boyd Gaming”) owned the other 50% of Borgata and also operated the resort. In May 2016, the Company entered into a definitive agreement to acquire Boyd Gaming’s interest in Borgata. Further, the Company and MGP entered into a definitive agreement whereby, following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leased back the real property to a subsidiary of the Company. The Company completed the transaction on August 1, 2016. See Note 11 for additional information.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 3 for additional information regarding the Company’s investments in unconsolidated affiliates.

The Company owns 50% of the Las Vegas Arena Company, LLC, the entity which owns the T-Mobile Arena and the other 50% is owned by a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”). The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, hockey, basketball and bull riding to high profile awards shows and top-name concerts. T-Mobile Arena commenced operations in April 2016. Effective January 1, 2016, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company, LLC. In addition, the Company operates The Park, a dining and entertainment district, which opened in April 2016 and which connects to New York-New York, Monte Carlo and T-Mobile Arena.

The Maryland Video Lottery Facility Location Commission has awarded the Company’s subsidiary developing MGM National Harbor a license to build and operate a destination integrated casino, hotel and entertainment resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington D.C. The expected cost to develop and construct MGM National Harbor is approximately $1.4 billion, excluding capitalized interest and land related costs. The Company expects the resort to include a casino with over 3,300 slots and approximately 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high‑end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage.

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. The Company’s plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375 space parking garage, with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land related costs.

The Company has two reportable segments: domestic resorts and MGM China. See Note 9 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2015 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (1) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (2) the exchangeable nature of the operating partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s 26.7% interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements.

As of June 30, 2016, MGP had total assets of $8.2 billion, primarily related to its real estate investments, and total liabilities of $3.2 billion, primarily related to its indebtedness.

For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets. All intercompany balances and transactions are eliminated in consolidation.

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

Property and equipment. The Company had accrued $8 million and $17 million for property and equipment as of June 30, 2016 and December 31, 2015, respectively, within “Accounts payable” and $29 million and $44 million as of June 30, 2016 and December 31, 2015, respectively, related to construction retention in “Other long-term obligations.”

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 1.6% and 4.7% for the three and six months ended June 30, 2016, respectively.

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

The Company’s assessment of realization of its foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as its assumption concerning renewals of the five-year exemption from Macau’s 12% complementary tax on gaming profits and future profitability of its U.S. operations. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions may have a material impact on the amount of the valuation allowance. For example, should the Company in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period, and such increase may be material. This could happen as early as the fourth quarter of 2016. In addition, a change to forecasts of future profitability of, and distributions from, MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

Due to improvements in its U.S. operations, the Company has generated U.S. operating profits for the past six consecutive quarters and as of June 30, 2016 no longer has cumulative U.S. losses in recent years. Consequently, during the three months ended June 30, 2016 the Company began to rely on future U.S. source operating income in assessing future foreign tax credit realization during the 10-year foreign tax credit carryover period. This change resulted in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes during the period of approximately $85 million. Specifically, as of March 31, 2016, the Company projected that it would be able to record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $106 million as of December 31, 2016. The Company now projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $191 million as of December 31, 2016.

Recently issued accounting standards. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) to the fiscal year, and interim periods within the year, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

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

In May 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” (“ASU 2016-10”), effective for fiscal years beginning after December 15, 2017. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance as it relates to ASU 2014-09. The update includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The Company is currently assessing the impact that adoption of ASU 2016-10 will have on its consolidated financial statements and footnote disclosures.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”), effective for fiscal years beginning after December 15, 2017. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as it relates to ASU 2014-09. The amendments provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company is currently assessing the impact that adoption of ASU 2016-12 will have on its consolidated financial statements and footnote disclosures.

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

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2016	2015

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$983,772	$1,136,452
Marina District Development Company – Borgata (50%)	162,642	134,454
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	121,160	122,500
Las Vegas Arena Company, LLC (50%)	89,161	90,352
Other	7,428	7,739
	$1,364,163	$1,491,497

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Income from unconsolidated affiliates	$448,309	$42,900	$463,011	$160,281
Preopening and start-up expenses	(806)	(770)	(3,088)	(1,443)
Non-operating items from unconsolidated affiliates	(15,885)	(17,766)	(34,097)	(36,777)
	$431,618	$24,364	$425,826	$122,061

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	June 30,	December 31,
	2016	2015

	(In thousands)
Current assets	$791,163	$1,092,094
Property and other long-term assets, net	6,788,595	6,966,689
Current liabilities	802,809	271,773
Long-term debt and other long-term obligations	1,233,975	1,499,255
Equity	5,542,974	6,287,755

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Net revenues	$288,986	$305,628	$590,527	$607,805
Operating expenses	(289,405)	(289,556)	(618,089)	(415,926)
Operating income (loss)	(419)	16,072	(27,562)	191,879
Non-operating expenses	(14,131)	(18,063)	(35,157)	(36,130)
Net income (loss) from continuing operations	(14,550)	(1,991)	(62,719)	155,749
Discontinued operations	411,592	6,145	400,035	12,006
Net income	$397,042	$4,154	$337,316	$167,755

Crystals sale. In April 2016, CityCenter closed the sale of Crystals for approximately $1.1 billion. During the three months ended June 30, 2016, CityCenter recognized a gain on the sale of Crystals of $411 million and the Company recognized a $406 million gain, which included $205 million representing its 50% share of the gain recorded by CityCenter and $201 million representing the reversal of certain basis differences. During the six months ended June 30, 2016, CityCenter recognized a gain on the sale of Crystals of $392 million and the Company recognized a $397 million gain, which included $196 million representing its 50% share of the gain recorded by CityCenter and $201 million representing the reversal of certain basis differences. The basis differences primarily related to other-than-temporary impairment charges recorded on the Company’s investment in CityCenter that were allocated to Crystals’ building assets.

As of December 31, 2015, assets held for sale related to Crystals of $668 million and associated liabilities of Crystals were classified as current within the summarized balance sheet information. The results of Crystals are classified as discontinued operations in the summarized income statement information.

CityCenter distributions. In March 2016, a $90 million distribution was declared in accordance with CityCenter’s annual distribution policy and in April 2016, CityCenter declared a $990 million special distribution in connection with the Crystals sale. The Company’s $540 million share of such distributions was paid in May 2016. In April 2015, CityCenter declared a special dividend of $400 million, of which the Company received its 50% share of $200 million.

CityCenter litigation settlement. During the first quarter of 2015, CityCenter recognized a $160 million gain as a result of the final resolution of its construction litigation and related settlements, of which the Company recorded $80 million, its 50% share of the gain.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2016	2015

	(In thousands)
Senior credit facility	$250,000	$2,716,000
MGM Growth Properties senior credit facility	2,141,625	—
MGM China credit facility	1,661,309	1,559,909
MGM National Harbor credit facility	350,000	—
$242.9 million 6.875% senior notes, due 2016	—	242,900
$732.7 million 7.5% senior notes, due 2016	—	732,749
$500 million 10% senior notes, due 2016	—	500,000
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	—
$0.6 million 7% debentures, due 2036	552	552
$4.3 million 6.7% debentures, due 2096	2,265	4,265
	12,523,751	12,824,375
Less: Premiums, discounts, and unamortized debt issuance costs, net	(158,831)	(127,622)
	12,364,920	12,696,753
Less: Current portion, net of discounts and unamortized debt issuance costs	—	(328,442)
	$12,364,920	$12,368,311

Debt due within one year of the June 30, 2016 balance sheet was classified as long-term as the Company has both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities. At December 31, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. The Company excluded from the December 31, 2015 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. In April 2016, the Company entered into an amended and restated credit agreement comprised of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility will initially bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. No amounts have been drawn on the revolving credit facility. The Company incurred a loss on early retirement of its prior credit facility of approximately $28 million recorded in “Other, net” in the Consolidated Statements of Operations. At June 30, 2016, the interest rate on the term loan A was 3.21%.

The amended and restated credit agreement contains customary covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Company or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications. The amended and restated credit agreement requires the Company to comply with certain financial covenants, which may restrict the Company’s ability to incur additional debt to fund its obligations in the near term. The amended and restated credit agreement also requires the Company to maintain a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio.

The amended and restated credit agreement is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas and the Bellagio, (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas and the Bellagio; and (iii) a pledge of the equity or limited liability company interests of the entities that own MGM Grand Las Vegas and the Bellagio.

Mandatory prepayments of the credit facilities will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

The amended and restated credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, and (x) change of control. Both the term loan A facility and the revolving facility are guaranteed by each of the Company’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, subject to certain exclusions.

MGM Growth Properties senior credit facility. The Operating Partnership entered into a credit agreement, comprised of a $296 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The revolving credit facility and term loan A facility will initially bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility will bear interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. No amounts have been drawn on the revolving credit facility. At June 30, 2016, the interest rate on the term loan A was 3.21% and the interest rate on the term loan B was 4.0%.

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

The credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the master lease and (xi) change of control. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Company permanently repaid $4 million and $5 million of the term loan A facility and the term loan B facility, respectively, in the three and six months ended June 30, 2016. The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, subject to customary exclusions.

MGM China credit facility. At June 30, 2016, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at June 30, 2016 was comprised of $1.6 billion of term loans and $103 million drawn on the revolving credit facility. At June 30, 2016, the weighted average interest rate on the term loans was 2.22% and the interest rate on the revolving credit facility was 2.23%.

The MGM China credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional liens. As of June 30, 2016, MGM China was required to maintain compliance with a maximum leverage ratio of 4.50 to 1.00 in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at June 30, 2016. In February 2016, the MGM China credit facility was amended. The amendment included changes to the required maximum leverage ratio which increases to 6.00 to 1.00 beginning September 30, 2016 through June 30, 2017, then decreases to 5.50 to 1.00 for September 30, 2017, 5.00 to 1.00 for December 31, 2017, and 4.50 to 1.00 for March 31, 2018 and thereafter.

MGM National Harbor credit facility. In January 2016, MGM National Harbor, LLC, the Company’s subsidiary developing and constructing MGM National Harbor, entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million delayed draw term loan facility, of which $350 million was funded as of June 30, 2016. No amounts have been drawn on the revolving credit facility. In connection with any future draws under the delayed draw term loan facility and any revolver draws in excess of $25 million prior to the opening date of the project the Company is required to make a matching cash equity contribution in MGM National Harbor. The revolving and term loan facilities bear interest at LIBOR plus an applicable rate determined by the Company’s total leverage ratio (2.25% as of June 30, 2016). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively.  The Company had $175 million of available borrowing capacity under the MGM National Harbor credit facility as of June 30, 2016.  At June 30, 2016, the interest rate on the term loan A was 2.71%.

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

Redemption of senior notes. In connection with the closing of the IPO, on May 25, 2016 (the “Redemption Date”) the Company redeemed for cash all $1.23 billion aggregate principal amount of its outstanding 7.50% senior notes due 2016 and 10% senior notes due 2016 in accordance with the terms of the applicable indenture. The Company incurred a loss on early retirement of such notes of approximately $22 million recorded in “Other, net” in the Consolidated Statements of Operations.

Bridge Facilities. In connection with the closing of the IPO, the Company borrowed $4.0 billion under certain bridge facilities (the “Bridge Facilities”), the proceeds of which were used to repay its outstanding obligations under its prior senior credit facility and were used to repay its 7.5% senior notes due 2016 and its 10% senior notes due 2016 on the Redemption Date. The Bridge Facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the Bridge Facilities with a combination of proceeds from its financing transactions described in Note 1 and the proceeds from the IPO.

MGM Growth Properties senior notes.  On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 (the “Notes”) and on April 25, 2016, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the Notes from such subsidiary (which merged into the Operating Partnership on such date). The Notes will mature on May 1, 2024. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities. The Operating Partnership may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus, to the extent the Operating Partnership is redeeming Notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

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

Maturities of long-term debt.  Maturities of the principal amount of the Company’s long-term debt as of June 30, 2016 are as follows:

Years ending December 31,	(In thousands)
2016	$16,750
2017	871,285
2018	1,317,600
2019	1,719,988
2020	1,574,438
Thereafter	7,023,690
$12,523,751

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2016 was $13.2 billion. At December 31, 2015, the estimated fair value of the Company’s long-term debt was $13.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of June 30, 2016, MGM China had paid $145 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” In July 2016, MGM China paid the seventh semi-annual installment of $15 million under the land concession contract. Including interest on the remaining semi-annual installment, MGM China has approximately $15 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

T-Mobile Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between term loan A and term loan B facilities). As of June 30, 2016, term loan A was $120 million and term loan B was $80 million.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At June 30, 2016, $26 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No amounts were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at June 30, 2016. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International – basic	$474,353	$97,459	$541,152	$267,309
Interest on convertible debt, net of tax	—	(1,095)	—	18,872
Potentially dilutive effect due to MGP Omnibus Plan	(6)	—	(6)	—
Potentially dilutive effect due to MGM China Share Option Plan	—	—	—	(7)
Net income attributable to MGM Resorts International – diluted	$474,347	$96,364	$541,146	$286,174
Denominator:
Weighted-average common shares outstanding – basic	565,459	551,358	565,257	521,556
Potential dilution from share-based awards	5,303	5,890	4,851	5,863
Potential dilution from assumed conversion of convertible debt	—	12,866	—	45,280
Weighted-average common and common equivalent shares – diluted	570,762	570,114	570,108	572,699
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	3,124	4,449	4,790	4,538

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

NOTE 7 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China’s Board of Directors paid a $46 million dividend in May 2016, of which the Company received $23 million, its 51% share of the dividend and $23 million was distributed to noncontrolling interests.

MGM China paid a $400 million special dividend in March 2015, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests, and a $120 million final dividend in June 2015, of which $61 million remained within the consolidated entity and $59 million was distributed to noncontrolling interests.

On August 4, 2016, MGM China’s Board of Directors announced an interim dividend of $58 million, which will be paid to shareholders of record as of August 22, 2016 and distributed on or about August 30, 2016.  The Company will receive $30 million, representing its 51% share of the dividend.

MGP dividend. On June 16, 2016, MGP’s Board of Directors declared a pro-rated quarterly dividend of $0.2632 per Class A common share totaling $15 million, which was paid on July 15, 2016 to holders of record on June 30, 2016. The Company concurrently received a $42 million distribution attributable to the Operating Partnership units owned by the Company from the Operating Partnership owned by the Company and MGP, which remained within the consolidated entity.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2016:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2016	$5,119,927	$2,644,500	$7,764,427
Net income	541,152	64,544	605,696
Currency translation adjustment	(3,213)	(2,922)	(6,135)
Stock-based compensation	23,127	1,851	24,978
Tax effect of stock-based compensation	3,602	—	3,602
Issuance of common stock pursuant to stock-based compensation awards	(7,418)	—	(7,418)
Issuance of performance share units	5,817	—	5,817
Cash distributions to noncontrolling interest owners	—	(32,788)	(32,788)
MGM Growth Properties IPO	(150,414)	1,334,252	1,183,838
MGP dividend payable to noncontrolling interest owners	—	(15,134)	(15,134)
Balances, June 30, 2016	$5,532,580	$3,994,303	$9,526,883

The Company adjusted noncontrolling interest and additional paid in capital to reflect MGP’s Class A shareholders’ 26.7% ownership interest in the consolidated net assets of MGP related to the IPO and related transactions discussed in Note 1.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

Accumulated Other
Comprehensive
Income
(In thousands)
Balances, January 1, 2016	$14,022
Currency translation adjustment	(3,213)
Balances, June 30, 2016	$10,809

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of June 30, 2016, the Company had an aggregate of 23 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for six months ended June 30, 2016 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	14,131	$14.82
Granted	85	21.93
Exercised	(2,090)	10.46
Forfeited or expired	(143)	20.32
Outstanding at June 30, 2016	11,983	15.56
Exercisable at June 30, 2016	7,084	12.45

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2016	1,578	$20.05	1,818	$18.54	$26.18
Granted	50	24.10	—	—	—
Vested	(67)	19.41	—	—	—
Forfeited	(44)	20.17	—	—	—
Nonvested at June 30, 2016	1,517	20.21	1,818	18.54	26.18

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price

Outstanding at January 1, 2016	494	$29.03
Granted	291	23.87
Outstanding at June 30, 2016	785	27.12

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

MGM Growth Properties Omnibus Incentive Plan. As of June 30, 2016, MGP had an aggregate of 2 million shares of common stock available for grant as share-based awards under the MGM Growth Properties omnibus incentive plan (“MGP Omnibus Plan”). A summary of activity under the MGP Omnibus Plan for the period from April 19, 2016 (date of inception) to June 30, 2016  is presented below:

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Units	Grant-Date	Units	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Granted	240	$21.05	44	$20.58
Nonvested at June 30, 2016	240	21.05	44	20.58

Shares granted in the above table include dividend equivalent rights related to RSUs and PSUs.

MGM China Share Option Plan. As of June 30, 2016, MGM China had an aggregate of 311 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the three and six months ended June 30, 2016 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	49,211	$2.54
Granted	18,239	1.40
Forfeited or expired	(2,593)	2.43
Outstanding at June 30, 2016	64,857	2.22
Exercisable at June 30, 2016	24,686	2.52

Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Compensation cost:
Omnibus Plan	$9,959	$7,727	$20,323	$15,669
MGP Omnibus Plan	956	—	956	—
MGM China Plan	1,977	2,565	3,699	5,325
Total compensation cost	12,892	10,292	24,978	20,994
Less: Reimbursed costs and capitalized cost	(292)	(301)	(612)	(591)
Compensation cost after reimbursed costs and capitalized cost	12,600	9,991	24,366	20,403
Less: Related tax benefit	(3,894)	(2,554)	(7,568)	(5,188)
Compensation cost, net of tax benefit	$8,706	$7,437	$16,798	$15,215

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

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Net Revenues
Domestic resorts	$1,694,491	$1,705,480	$3,313,714	$3,283,375
MGM China	451,951	556,859	920,980	1,186,946
Reportable segment net revenues	2,146,442	2,262,339	4,234,694	4,470,321
Corporate and other	123,060	122,796	244,494	247,058
	$2,269,502	$2,385,135	$4,479,188	$4,717,379
Adjusted Property EBITDA
Domestic resorts	$515,083	$458,063	$1,000,014	$847,942
MGM China	119,196	132,217	233,319	280,673
Reportable segment Adjusted Property EBITDA	634,279	590,280	1,233,333	1,128,615

Other operating income (expense)
Corporate and other	367,353	(11,352)	311,183	69,289
Preopening and start-up expenses	(24,824)	(17,889)	(46,784)	(33,760)
Property transactions, net	(854)	(3,953)	(5,985)	(5,542)
Depreciation and amortization	(206,899)	(208,565)	(406,738)	(414,977)
Operating income	769,055	348,521	1,085,009	743,625
Non-operating income (expense)
Interest expense, net of amounts capitalized	(180,352)	(203,245)	(365,021)	(419,507)
Non-operating items from unconsolidated affiliates	(15,885)	(17,766)	(34,097)	(36,777)
Other, net	(49,840)	(4,815)	(50,405)	(8,305)
	(246,077)	(225,826)	(449,523)	(464,589)
Income before income taxes	522,978	122,695	635,486	279,036
Benefit (provision) for income taxes	(8,480)	3,772	(29,790)	60,077
Net income	514,498	126,467	605,696	339,113
Less: Net income attributable to noncontrolling interests	(40,145)	(29,008)	(64,544)	(71,804)
Net income attributable to MGM Resorts International	$474,353	$97,459	$541,152	$267,309

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho, Pansy Catilina Chiu King, indirectly holds a noncontrolling interest, is party to a brand license agreement with MGM China. In accordance with the terms of this agreement, MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $62 million in 2016 with a 20% increase per annum during the term of the agreement. During the three and six months ended June 30, 2016, MGM China incurred total license fees of $8 million and $16 million, respectively. During the three and six months ended June 30, 2015, MGM China incurred total license fees of $10 million and $21 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to a cap of $29 million in 2016, which will increase by 10% per annum for each year during the term of the agreement. During the three and six months ended June 30, 2016, MGM China paid $12 million of fees to MGM Branding and Development related to development services. During the three and six months ended June 30, 2015, MGM China paid $0 and $10 million of fees, respectively, to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation.

MGP. Pursuant to a master lease agreement by and between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Tenant has leased the contributed real estate assets from the Landlord. The master lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the Landlord with a right of first offer with respect to the Company’s development properties located in National Harbor, Maryland and Springfield, Massachusetts, which the Landlord may exercise should the Company elect to sell these properties in the future.

The annual rent payments due under the master lease were initially $550 million. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent will represent 90% of the initial total rent payments due under the master lease, or $495 million, and the percentage rent will represent 10% of the initial total rent payments due under the master lease, or $55 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).  During the second quarter of 2016, the Company made rent payments to the Landlord in the amount of $101 million. As a result of the Borgata transaction discussed in Note 11, the annual rent payment was increased to $650 million.

Pursuant to the Master Lease, upon an event of default the Landlord may, at its option (i) terminate the Master Lease, repossess any leased property, relet any leased property to a third party and require that the Tenant pay damages; (ii) require that the Tenant pay to the Landlord rent and other sums payable with interest calculated at the overdue rate provided for in the Master Lease or terminate the Tenant’s right to possession of the leased property and seek damages; and/or (iii) seek any and all other rights and remedies available under law or in equity. An event of default will be deemed to occur upon certain events, including: (1) the failure by the Tenant to pay rent or other additional charges when due; (2) failure by the Tenant to comply with the covenants set forth in the Master Lease; (3) certain events of bankruptcy or insolvency with respect to a Tenant or the guarantor; (4) the occurrence of a default under the  guaranty of the Master Lease; (5) the loss or suspension of a material license that causes cessation of gaming activity that would reasonably be expected to have a material adverse effect on the Tenant, the facilities or the leased properties taken as a whole; and (6) the failure of the Company, on a consolidated basis with Tenant, to maintain an EBITDAR to rent ratio (as described in the Master Lease) of at least 1.10:1.00 for two consecutive test periods, beginning with the test periods ending December 31, 2016 and March 31, 2017.

Pursuant to a corporate services agreement, the Company will provide MGP and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Company is reimbursed for all costs it incurs directly related to providing the services thereunder.

Due to the Company’s continuing involvement with MGP and the Operating Partnership, the contribution and leaseback of the real estate described above does not qualify for sale-leaseback accounting. In addition, all intercompany transactions, including transactions under the corporate services agreement and master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 11—SUBSEQUENT EVENTS

Acquisition of Borgata Hotel Casino & Spa. In May 2016, the Company entered into a definitive agreement to acquire Boyd Gaming's interest in Borgata in Atlantic City, New Jersey. Further, the Company and MGP entered into a definitive agreement whereby, following the completion of the acquisition of Boyd Gaming's interest, MGP acquired Borgata's real property from the

Company and leased back the real property to a subsidiary of the Company, after which a subsidiary of the Company began operating Borgata.

Both transactions closed on August 1, 2016, at which time Borgata became a consolidated subsidiary of the Company. The Company expects to record a gain of approximately $400 million as a result of its consolidation of Borgata. Cash proceeds paid to Boyd Gaming for its interest was $589 million after customary working capital adjustments and consideration of Borgata's outstanding debt of approximately $575 million.

MGP subsequently acquired Borgata’s real property from a subsidiary of the Company in exchange for MGP’s assumption of $545 million of indebtedness and the issuance of 27.4 million Operating Partnership units to a subsidiary of the Company.

Pursuant to an amendment to the master lease, MGP leased back the real property to a subsidiary of the Company. Initial rent payments to MGP increased by $100 million. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

NV Energy. In May 2015, the Company filed an application with the Public Utilities Commission of Nevada to purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. Following receipt of the required approvals, in July 2016 the Company filed its decision to exit the fully bundled sales system of NV Energy and elected to pay the upfront impact payment and related costs of $87 million, of which $15 million will be paid by CityCenter.  Such amounts are due on or before October 1, 2016. In the third quarter of 2016, the Company will expense its share of the upfront impact payment of $73 million and recognize its 50% share of CityCenter’s upfront impact payment. In addition, the Company and CityCenter will be required to make ongoing payments to NV Energy for non-bypassable rate charges which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extend through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. The Company expects to recognize an estimate of such liability on a discounted basis of approximately $60 million to $80 million in the third quarter of 2016 and CityCenter will recognize a liability on a discounted basis of approximately $10 million to $20 million.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2016, all of the Company’s principal debt arrangements were guaranteed by each of its material domestic subsidiaries, other than MGP, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own 73.3% of the Operating Partnership units as of June 30, 2016, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. At these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership in connection with the IPO, along with the related transactions, have been reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the Master Lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The financial statement information presented below includes the accounting for such activity within the columns presented and in the elimination column.  For all periods prior to the commencement of the Master Lease arrangement, the condensed consolidating information set forth herein has been retrospectively adjusted to conform prior periods to the current presentation, as the transactions occurred between entities, which are considered businesses, under common control. Accordingly, the real estate assets and associated operations in all periods prior to the IPO date were reclassified to conform to the current organizational structure, and are reflected in the MGP subsidiary that currently has legal title to such assets.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$1,145,471	$858,716	$343,221	$851,339	$(4,960)	$3,193,787
Property and equipment, net	—	12,255,234	7,847,707	3,859,594	(7,859,679)	16,102,856
Investments in subsidiaries	17,240,279	2,946,796	—	—	(20,187,075)	—
Investments in MGP Operating Partnership	—	2,127,790	—	503,817	(2,631,607)	—
Investments in and advances to unconsolidated affiliates	—	1,332,977	—	6,186	25,000	1,364,163
Intercompany accounts	—	4,261,100	—	—	(4,261,100)	—
Other non-current assets	52,963	442,857	10,079	5,382,770	(420)	5,888,249
	$18,438,713	$24,225,470	$8,201,007	$10,603,706	$(34,919,841)	$26,549,055
Current liabilities	$174,446	$1,036,301	$74,836	$744,816	$(112,620)	$1,917,779
Intercompany accounts	3,162,584	—	465	1,098,051	(4,261,100)	—
Deferred income taxes, net	2,281,315	—	—	310,002	—	2,591,317
Long-term debt	7,262,737	2,836	3,134,791	1,964,556	—	12,364,920
Other long-term obligations	25,051	5,942,549	20,889	1,005,031	(6,851,614)	141,906
Total liabilities	12,906,133	6,981,686	3,230,981	5,122,456	(11,225,334)	17,015,922
Redeemable noncontrolling interest	—	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,532,580	17,243,784	3,643,917	2,806,806	(23,694,507)	5,532,580
Noncontrolling interests	—	—	1,326,109	2,668,194	—	3,994,303
Total stockholders' equity	5,532,580	17,243,784	4,970,026	5,475,000	(23,694,507)	9,526,883
	$18,438,713	$24,225,470	$8,201,007	$10,603,706	$(34,919,841)	$26,549,055

	At December 31, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$561,310	$932,374	$—	$915,979	$(914)	$2,408,749
Property and equipment, net	—	5,089,726	7,793,639	2,500,401	(11,971)	15,371,795
Investments in subsidiaries	18,491,578	2,956,404	—	—	(21,447,982)	—
Investments in and advances to unconsolidated affiliates	—	1,460,084	—	6,413	25,000	1,491,497
Intercompany accounts	—	3,234,271	—	—	(3,234,271)	—
Other non-current assets	38,577	444,333	—	5,460,227	—	5,943,137
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178
Current liabilities	$536,165	$994,570	$—	$708,130	$(914)	$2,237,951
Intercompany accounts	2,390,461	—	—	843,810	(3,234,271)	—
Deferred income taxes, net	631,763	—	1,734,680	314,133	—	2,680,576
Long-term debt	10,393,197	4,837	—	1,970,277	—	12,368,311
Other long-term obligations	19,952	67,212	—	70,499	—	157,663
Total liabilities	13,971,538	1,066,619	1,734,680	3,906,849	(3,235,185)	17,444,501
Redeemable noncontrolling interests	—	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,119,927	13,050,573	6,058,959	2,325,421	(21,434,953)	5,119,927
Noncontrolling interests	—	—	—	2,644,500	—	2,644,500
Total stockholders' equity	5,119,927	13,050,573	6,058,959	4,969,921	(21,434,953)	7,764,427
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,676,913	$110,903	$593,454	$(111,768)	$2,269,502
Equity in subsidiaries' earnings	693,687	35,663	—	—	(729,350)	—
Expenses
Casino and hotel operations	1,941	940,373	—	371,520	(865)	1,312,969
General and administrative	1,588	258,392	13,864	47,563	—	321,407
Corporate expense	41,424	45,947	4,388	(306)	(9,650)	81,803
Preopening and start-up expenses	—	2,781	—	22,043	—	24,824
Property transactions, net	—	(427)	335	1,281	(335)	854
Depreciation and amortization	—	132,627	53,123	62,075	(40,926)	206,899
	44,953	1,379,693	71,710	504,176	(51,776)	1,948,756
Income (loss) from unconsolidated affiliates	—	448,399	—	(90)	—	448,309
Operating income (loss)	648,734	781,282	39,193	89,188	(789,342)	769,055
Interest expense, net of amounts capitalized	(147,728)	(163)	(29,475)	(2,986)	—	(180,352)
Other, net	(34,592)	(88,932)	(72)	(24,668)	82,539	(65,725)
Income (loss) before income taxes	466,414	692,187	9,646	61,534	(706,803)	522,978
Benefit (provision) for income taxes	7,939	(17,196)	—	777	—	(8,480)
Net income (loss)	474,353	674,991	9,646	62,311	(706,803)	514,498
Less: Net income attributable to noncontrolling interests	—	—	(6,953)	(33,192)	—	(40,145)
Net income (loss) attributable to MGM Resorts International	$474,353	$674,991	$2,693	$29,119	$(706,803)	$474,353
Net income (loss)	$474,353	$674,991	$9,646	$62,311	$(706,803)	$514,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(813)	(813)	—	(1,370)	1,626	(1,370)
Other comprehensive income (loss)	(813)	(813)	—	(1,370)	1,626	(1,370)
Comprehensive income (loss)	473,540	674,178	9,646	60,941	(705,177)	513,128
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6,953)	(32,635)	—	(39,588)
Comprehensive income (loss) attributable to MGM Resorts International	$473,540	$674,178	$2,693	$28,306	$(705,177)	$473,540

	Six Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$3,277,438	$110,903	$1,203,463	$(112,616)	$4,479,188
Equity in subsidiaries' earnings	979,880	76,974	—	—	(1,056,854)	—
Expenses
Casino and hotel operations	4,063	1,844,433	—	767,899	(1,713)	2,614,682
General and administrative	3,201	496,536	29,484	100,729	—	629,950
Corporate expense	75,980	82,490	4,388	(157)	(9,650)	153,051
Preopening and start-up expenses	—	6,227	—	40,557	—	46,784
Property transactions, net	—	3,840	1,209	1,271	(335)	5,985
Depreciation and amortization	—	215,216	104,600	127,848	(40,926)	406,738
	83,244	2,648,742	139,681	1,038,147	(52,624)	3,857,190
Income (loss) from unconsolidated affiliates	—	463,189	—	(178)	—	463,011
Operating income (loss)	896,636	1,168,859	(28,778)	165,138	(1,116,846)	1,085,009
Interest expense, net of amounts capitalized	(323,422)	(358)	(29,475)	(11,766)	—	(365,021)
Other, net	(20,718)	(108,468)	(72)	(37,783)	82,539	(84,502)
Income (loss) before income taxes	552,496	1,060,033	(58,325)	115,589	(1,034,307)	635,486
Benefit (provision) for income taxes	(11,344)	(20,915)	—	2,469	—	(29,790)
Net income (loss)	541,152	1,039,118	(58,325)	118,058	(1,034,307)	605,696
Less: Net income attributable to noncontrolling interests	—	—	(6,953)	(57,591)	—	(64,544)
Net income (loss) attributable to MGM Resorts International	$541,152	$1,039,118	$(65,278)	$60,467	$(1,034,307)	$541,152
Net income (loss)	$541,152	$1,039,118	$(58,325)	$118,058	$(1,034,307)	$605,696
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,213)	(3,213)	—	(6,135)	6,426	(6,135)
Other comprehensive income (loss)	(3,213)	(3,213)	—	(6,135)	6,426	(6,135)
Comprehensive income (loss)	537,939	1,035,905	(58,325)	111,923	(1,027,881)	599,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6,953)	(54,669)	—	(61,622)
Comprehensive income (loss) attributable to MGM Resorts International	$537,939	$1,035,905	$(65,278)	$57,254	$(1,027,881)	$537,939

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(390,377)	$738,453	$62,313	$203,257	$—	$613,646
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(23,912)	(138,987)	(807,672)	—	(970,571)
Dispositions of property and equipment	—	1,295	—	364	—	1,659
Investments in and advances to unconsolidated affiliates	—	(1,555)	—	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	543,437	—	—	—	543,437
Intercompany accounts	—	(1,026,829)	—	—	1,026,829	—
Other	—	(3,986)	—	(1,210)	—	(5,196)
Net cash provided by (used in) investing activities	—	(511,550)	(138,987)	(808,518)	1,026,829	(432,226)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(3,861,375)	3,550,000	(1,858,375)	453,064	—	(1,716,686)
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Issuance of long-term debt	—	—	1,050,000	—	—	1,050,000
Retirement of senior notes	(1,496,187)	(2,661)	—	—	—	(1,498,848)
Debt issuance costs	(20,974)	(1,530)	(68,207)	(32,550)	—	(123,261)
Issuance of MGM Growth Properties common stock in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties common stock issuance costs	—	—	(75,032)	—	—	(75,032)
Excess tax benefit from exercise of stock options	3,812	—	—	—	—	3,812
Intercompany accounts	4,514,805	(3,819,728)	158,822	172,930	(1,026,829)	—
Distributions to noncontrolling interest owners	—	—	—	(32,798)	—	(32,798)
Other	(7,415)	(3)	—	—	—	(7,418)
Net cash provided by (used in) financing activities	978,041	(273,922)	414,708	560,646	(1,026,829)	652,644
Effect of exchange rate on cash	—	—	—	(1,121)	—	(1,121)
Cash and cash equivalents
Net increase (decrease) for the period	587,664	(47,019)	338,034	(45,736)	—	832,943
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$1,126,520	$257,149	$338,034	$781,552	$—	$2,503,255

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,687,721	$—	$698,125	$(711)	$2,385,135
Equity in subsidiaries' earnings	300,435	47,659	—	—	(348,094)	—
Expenses
Casino and hotel operations	1,506	994,001	—	461,001	(711)	1,455,797
General and administrative	1,039	266,470	15,348	50,851	—	333,708
Corporate expense	20,577	39,066	—	(41)	—	59,602
Preopening and start-up expenses	—	1,326	—	16,563	—	17,889
Property transactions, net	—	3,456	—	497	—	3,953
Depreciation and amortization	—	89,890	46,190	72,485	—	208,565
	23,122	1,394,209	61,538	601,356	(711)	2,079,514
Income (loss) from unconsolidated affiliates	—	43,481	—	(581)	—	42,900
Operating income (loss)	277,313	384,652	(61,538)	96,188	(348,094)	348,521
Interest expense, net of amounts capitalized	(196,573)	(263)	—	(6,409)	—	(203,245)
Other, net	9,545	(18,414)	—	(13,712)	—	(22,581)
Income (loss) before income taxes	90,285	365,975	(61,538)	76,067	(348,094)	122,695
Benefit (provision) for income taxes	7,174	(2,811)	—	(591)	—	3,772
Net income (loss)	97,459	363,164	(61,538)	75,476	(348,094)	126,467
Less: Net income attributable to noncontrolling interests	—	—	—	(29,008)	—	(29,008)
Net income (loss) attributable to MGM Resorts International	$97,459	$363,164	$(61,538)	$46,468	$(348,094)	$97,459
Net income (loss)	$97,459	$363,164	$(61,538)	$75,476	$(348,094)	$126,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	311	311	—	608	(622)	608
Other comprehensive income (loss)	311	311	—	608	(622)	608
Comprehensive income (loss)	97,770	363,475	(61,538)	76,084	(348,716)	127,075
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(29,305)	—	(29,305)
Comprehensive income (loss) attributable to MGM Resorts International	$97,770	$363,475	$(61,538)	$46,779	$(348,716)	$97,770

	Six Months Ended June 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$3,257,003	$—	$1,461,810	$(1,434)	$4,717,379
Equity in subsidiaries' earnings	628,201	92,625	—	—	(720,826)	—
Expenses
Casino and hotel operations	3,006	1,931,440	—	974,905	(1,434)	2,907,917
General and administrative	2,240	525,467	30,674	103,500	—	661,881
Corporate expense	36,093	74,270	—	(405)	—	109,958
Preopening and start-up expenses	—	2,243	—	31,517	—	33,760
Property transactions, net	—	4,713	—	829	—	5,542
Depreciation and amortization	—	176,122	91,617	147,238	—	414,977
	41,339	2,714,255	122,291	1,257,584	(1,434)	4,134,035
Income (loss) from unconsolidated affiliates	—	160,746	—	(465)	—	160,281
Operating income (loss)	586,862	796,119	(122,291)	203,761	(720,826)	743,625
Interest expense, net of amounts capitalized	(407,650)	(551)	—	(11,306)	—	(419,507)
Other, net	22,424	(39,152)	—	(28,354)	—	(45,082)
Income (loss) before income taxes	201,636	756,416	(122,291)	164,101	(720,826)	279,036
Benefit (provision) for income taxes	65,673	(4,497)	—	(1,099)	—	60,077
Net income (loss)	267,309	751,919	(122,291)	163,002	(720,826)	339,113
Less: Net income attributable to noncontrolling interests	—	—	—	(71,804)	—	(71,804)
Net income (loss) attributable to MGM Resorts International	$267,309	$751,919	$(122,291)	$91,198	$(720,826)	$267,309
Net income (loss)	$267,309	$751,919	$(122,291)	$163,002	$(720,826)	$339,113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,572	1,572	—	3,084	(3,144)	3,084
Other	(672)	(672)	—	—	672	(672)
Other comprehensive income (loss)	900	900	—	3,084	(2,472)	2,412
Comprehensive income (loss)	268,209	752,819	(122,291)	166,086	(723,298)	341,525
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(73,316)	—	(73,316)
Comprehensive income (loss) attributable to MGM Resorts International	$268,209	$752,819	$(122,291)	$92,770	$(723,298)	$268,209

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(400,538)	$693,411	$(30,674)	$185,070	$—	$447,269
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(190,008)	(14,779)	(389,254)	—	(594,041)
Dispositions of property and equipment	—	182	—	77	—	259
Proceeds from sale of assets held for sale	—	19,797	—	—	—	19,797
Investments in and advances to unconsolidated affiliates	(141,230)	(35,449)	—	—	—	(176,679)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	202,136	—	—	—	202,136
Investments in cash deposits - original maturities longer than 90 days	(200,205)	—	—	—	—	(200,205)
Proceeds from cash deposits - original maturities longer than 90 days	570,000	—	—	—	—	570,000
Intercompany accounts	—	(674,807)	—	—	674,807	—
Other	—	(3,744)	—	5,598	—	1,854
Net cash provided by (used in) investing activities	228,565	(681,893)	(14,779)	(383,579)	674,807	(176,879)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(1,270,250)	—	—	223,742	—	(1,046,508)
Borrowings under bank credit facilities - maturities longer than 90 days	2,516,875	—	—	900,000	—	3,416,875
Repayments under bank credit facilities - maturities longer than 90 days	(1,260,625)	—	—	(450,000)	—	(1,710,625)
Retirement of senior notes	(504)	—	—	—	—	(504)
Debt issuance costs	—	—	—	(45,639)	—	(45,639)
Intercompany accounts	841,658	(24,490)	45,453	(187,814)	(674,807)	—
Distributions to noncontrolling interest owners	—	—	—	(264,454)	—	(264,454)
Excess tax benefit from exercise of stock options	208	—	—	—	—	208
Proceeds from issuance of redeemable noncontrolling interest	—	—	—	5,000	—	5,000
Other	(494)	(3)	—	3	—	(494)
Net cash provided by (used in) financing activities	826,868	(24,493)	45,453	180,838	(674,807)	353,859
Effect of exchange rate on cash	—	—	—	714	—	714
Cash and cash equivalents
Net increase (decrease) for the period	654,895	(12,975)	—	(16,957)	—	624,963
Change in cash related to assets held for sale	—	3,662	—	—	—	3,662
Balance, beginning of period	799,508	255,655	—	658,552	—	1,713,715
Balance, end of period	$1,454,403	$246,342	$—	$641,595	$—	$2,342,340

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries are referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries are referred to as “MGP.”

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume increased 2%, Las Vegas Strip REVPAR increased 5% and Las Vegas Strip gaming revenue decreased 2% in the six months ended June 30, 2016 compared to the prior year period. Results of operations for our domestic resorts in the six months ended June 30, 2016 benefited from an increase in operating margins resulting from increases in gaming revenue, REVPAR and the results of our Profit Growth Plan, discussed below. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which resulted in increases in occupancy and allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 11% in the six months ended June 30, 2016 compared to the same period in the prior year. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results have been negatively affected by economic conditions in mainland China as well as certain policy initiatives in mainland China and Macau. Specifically, a continuing slowdown in China’s economic growth rate, the Chinese government’s restrictions on travel and cross-border currency transactions, new compliance regulations for gaming promoters and gaming operators enacted by the Macau government and implemented in late 2015 and in 2016 and a ban on mobile phone usage at gaming tables in an attempt to eliminate “proxy” bets have all negatively affected MGM Macau’s high-end customers and the gaming promoters with which we conduct our VIP casino gaming operations. In addition, the Chinese government’s anti-corruption campaign has changed consumption patterns and affected the propensity of our clients to spend on certain areas like gaming or luxury items. The Macau government has also implemented a full main floor casino smoking ban in October 2014. These factors have led to a continued decrease in gross gaming revenues for the Macau market beginning in the second half of 2014, and have primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics and Census Service of the Macau Government, after several quarters of declines in visitation throughout 2015, visitor arrivals increased slightly to 0.1% and overnight visitors increased 8% in the six months ended June 30, 2016 compared to the same period in the prior year.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.1 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation may be less than our 500 gaming table capacity.  MGM Cotai is expected to open in the second quarter of 2017.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington, D.C. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.4 billion, excluding capitalized interest and land related costs. We designed the resort to include a casino with over 3,300 slots and approximately 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high-end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. We expect MGM National Harbor to open in the fourth quarter of 2016.

We were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts.  MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. MGM’s plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375-space parking garage; with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in late 2018.

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a large number of opportunities to enhance our business operations and we continue to explore additional opportunities to drive further margin enhancements. In June 2016, we announced that we expect to achieve approximately $400 million of annualized Adjusted EBITDA benefit, which is an increase from our previous target of $300 million. Results from the Profit Growth Plan initiatives remain ahead of schedule and the $400 million of annualized Adjusted EBITDA benefit is expected to be fully realized by the end of 2017.

Formation and Initial Public Offering of MGP

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

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets and substantially all of its businesses are conducted through its operating partnership subsidiary, MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the units in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. We own MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP.  MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as ours and our controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. As such, we control MGP through our majority voting rights and consolidate MGP in our financial results. At June 30, 2016, we also owned 73.3% of the Operating Partnership units of the Operating Partnership, which is controlled and consolidated by MGP (76.3% subsequent to the acquisition of Borgata on August 1, 2016). The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, at the option of MGP.

In connection with the formation of MGP, we borrowed $4.0 billion under the Bridge Facilities, the proceeds of which were used to repay outstanding obligations under our prior senior credit facility and were used to repay our 7.5% senior notes due 2016 and our 10% senior notes due 2016 on the Redemption Date. The Bridge Facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the Bridge Facilities with a combination of proceeds from certain financing transactions and the proceeds from the IPO.

Acquisition of Borgata Hotel Casino & Spa

In May 2016, we entered into a definitive agreement to acquire Boyd Gaming’s interest in Borgata in Atlantic City, New Jersey.  Further, we and MGP entered into a definitive agreement whereby, following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from us and leased back the real property to a subsidiary of ours, after which a subsidiary of ours began operating Borgata.

Both transactions closed on August 1, 2016, at which time Borgata became a consolidated subsidiary of ours. We expect to record a gain of approximately $400 million as a result of our consolidation of Borgata. Cash proceeds paid to Boyd Gaming for its interest was $589 million after customary working capital adjustments and consideration of Borgata's outstanding debt of approximately $575 million.

MGP subsequently acquired Borgata’s real property from a subsidiary of ours in exchange for MGP’s assumption of $545 million of indebtedness and the issuance of 27.4 million Operating Partnership units to a subsidiary of ours.

Pursuant to an amendment to the master lease, MGP leased back the real property to a subsidiary of ours. Initial rent payments to MGP increased by $100 million. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. See Note 9 in the accompanying consolidated financial statements for additional information regarding our segments.

Domestic Resorts

Over half of the net revenue from our domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our extensive convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to improved labor utilization. Our operating results are highly dependent on demand for our services, and the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. Also, we generate a significant portion of our revenue from our domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

Key performance indicators related to gaming and hotel revenue at our domestic resorts are:

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

In addition to the key performance indicators used by our domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage.  Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover.

Corporate and Other

Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2016 and 2015.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Net revenues	$2,269,502	$2,385,135	$4,479,188	$4,717,379
Operating income	769,055	348,521	1,085,009	743,625

Consolidated net revenue decreased 5% for the three months ended June 30, 2016, compared to the prior year period primarily due to a decrease in casino revenue at MGM China and a decrease in casino and non-casino revenues at our domestic resorts. For the six months ended June 30, 2016 consolidated net revenue decreased 5% compared to the same period in the prior year due to a decrease in casino revenue at MGM China, partially offset by increases in casino and rooms revenue at our domestic resorts. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $769 million for the three months ended June 30, 2016 compared to $349 million for the same period in the prior year. Operating income at our domestic resorts increased 16%, or $52 million, in the three months ended June 30, 2016 compared to the prior year period, and benefited from Profit Growth Plan initiatives as discussed in “Operating Results – Detailed Segment Information,” while operating income at MGM China decreased 11%, or $6 million, compared to the prior year period. Income from unconsolidated affiliates was $448 million in the current year quarter compared to $43 million in the prior year. The current year quarter benefited from a $406 million gain related to the sale of Crystals at CityCenter, partially offset by a charge for accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. See “Operating Results – Income from Unconsolidated Affiliates” below for additional detail. Consolidated operating income for the three months ended June 30, 2016 benefited by approximately $73 million from Profit Growth Plan initiatives, which includes initiatives implemented at our domestic resorts as well as our 50% share of benefits realized from initiatives implemented at CityCenter. Such amount excludes associated costs recorded in corporate expense detailed below.

Corporate expense increased 37%, or $22 million, in the current year quarter compared to the prior year, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $5 million, and costs associated with the MGP transaction of

$16 million. Continued development of our MGM Cotai and MGM National Harbor projects led to an increase in preopening expense of $7 million for the three months ended June 30, 2016 compared to the prior year period.

Consolidated operating income was $1.1 billion for the six months ended June 30, 2016 compared to $744 million for the same period in the prior year.  Operating income at our domestic resorts increased 23%, or $143 million, and benefited from Profit Growth Plan initiatives as discussed in “Operating Results – Detailed Segment Information,” while operating income at MGM China decreased 24%, or $31 million, compared to the prior year period. Income from unconsolidated affiliates was $463 million in the six months ended June 30, 2016 compared to $160 million in the same period in the prior year. The current year period benefited from a $397 million gain related to the sale of Crystals, partially offset by a charge for accelerated depreciation related to the closure of the Zarkana theatre. Income from unconsolidated affiliates for the six months ended June 30, 2015 included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. See “Operating Results – Income from Unconsolidated Affiliates” below for additional detail. Consolidated operating income for the six months ended June 30, 2016 benefited by approximately $140 million from Profit Growth Plan initiatives, which includes initiatives implemented at our domestic resorts as well as our 50% share of benefits realized from initiatives implemented at CityCenter. Such amount excludes associated costs recorded in corporate expense detailed below.

Corporate expense increased 39%, or $43 million, for the six months ended June 30, 2016, compared to the prior year period, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $13 million, and costs associated with the MGP transaction of $24 million. Continued development of our MGM Cotai, MGM National Harbor, T-Mobile Arena and The Park projects led to an increase in preopening expense of $13 million for the six months ended June 30, 2016 compared to the prior year period.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Net Revenues
Domestic resorts	$1,694,491	$1,705,480	$3,313,714	$3,283,375
MGM China	451,951	556,859	920,980	1,186,946
Reportable segment net revenues	2,146,442	2,262,339	4,234,694	4,470,321
Corporate and other	123,060	122,796	244,494	247,058
	$2,269,502	$2,385,135	$4,479,188	$4,717,379
Adjusted EBITDA
Domestic resorts	$515,083	$458,063	$1,000,014	$847,942
MGM China	119,196	132,217	233,319	280,673
Reportable segment Adjusted Property EBITDA	634,279	590,280	1,233,333	1,128,615
Corporate and other	367,353	(11,352)	311,183	69,289
	$1,001,632	$578,928	$1,544,516	$1,197,904

Domestic resorts. The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Casino revenue, net
Table games	$249,193	$239,913	$486,804	$458,567
Slots	421,566	431,683	840,241	852,804
Other	13,031	17,768	32,050	37,696
Casino revenue, net	683,790	689,364	1,359,095	1,349,067
Non-casino revenue
Rooms	484,241	474,873	959,718	918,457
Food and beverage	397,626	405,124	758,171	768,658
Entertainment, retail and other	285,644	308,765	546,489	582,885
Non-casino revenue	1,167,511	1,188,762	2,264,378	2,270,000
	1,851,301	1,878,126	3,623,473	3,619,067
Less: Promotional allowances	(156,810)	(172,646)	(309,759)	(335,692)
	$1,694,491	$1,705,480	$3,313,714	$3,283,375

Casino revenue for the three months ended June 30, 2016 increased less than 1% compared to the same period in the prior year due to an increase in table games revenue, excluding Gold Strike Jean, Circus Circus Reno and Railroad Pass, which were sold in 2015. Table games volume decreased 9% compared to the prior year quarter while table games hold percentage increased to 24.2% in the second quarter of 2016 compared to 21.4% in the prior year quarter. Slots revenue decreased 1% compared to the prior year quarter, excluding the operations of the properties that were sold in 2015. During the second quarter of 2015, our revenues and operations were positively affected by the Mayweather vs. Pacquiao fight held on May 2, 2015 at the MGM Grand Garden Arena.

Casino revenue for the six months ended June 30, 2016 increased 2% compared to the same period in the prior year due to an increase in table games revenue, excluding the operations of properties that were sold in 2015. Table games revenue increased 6% for the six months ended June 30, 2016 due to an increase in table games hold percentage to 23.3% from 20.7% in the prior year period. Slots revenue increased 1% compared to the same period in the prior year, excluding the operations of properties that were sold in 2015.

Rooms revenue increased 2% in the second quarter of 2016 as a result of a 3% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year. Rooms revenue increased 4% for the six months ended June 30, 2016 as a result of a 5% increase in REVPAR at our Las Vegas Strip resorts.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Occupancy	95%	96%	93%	93%
Average Daily Rate (ADR)	$156	$150	$159	$151
Revenue per Available Room (REVPAR)	148	144	148	140

Entertainment revenue for the three and six months ended June 30, 2016 decreased 11% and 9%, respectively, compared to the same periods in the prior year, as prior period revenues were positively affected by the Mayweather vs. Pacquiao fight. Additionally, entertainment revenue for the three and six months ended June 30, 2016 decreased as a result of our strategic decision to lease MGM Grand Garden Arena to the Las Vegas Arena Company, LLC effective on January 1, 2016, as well as a decrease in the revenue generated from in-house shows compared to the same periods in the prior year.

Adjusted Property EBITDA at our domestic resorts increased 12% during the three months ended June 30, 2016 compared to the prior year quarter and benefited from an increase in rooms revenue as discussed above and was positively affected by approximately $64 million of incremental Adjusted Property EBITDA as a result of our Profit Growth Plan initiatives. Adjusted Property EBITDA margin for the three months ended June 30, 2016, increased by 354 basis points to 30.4% compared to the prior year period. Adjusted Property EBITDA at our domestic resorts increased 18% during the six months ended June 30, 2016 compared to the prior year period and was positively affected by approximately $125 million of incremental Adjusted Property EBITDA as a result of our Profit Growth Plan initiatives. Adjusted Property EBITDA margin for the six months ended June 30, 2016, increased by 435 basis points to 30.2% compared to the prior year period.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Casino revenue, net
VIP table games	$162,734	$242,350	$340,921	$546,745
Main floor table games	241,570	249,365	481,311	510,863
Slots	39,309	54,897	80,433	107,803
Casino revenue, net	443,613	546,612	902,665	1,165,411
Non-casino revenue	29,055	32,943	58,618	68,225
	472,668	579,555	961,283	1,233,636
Less: Promotional allowances	(20,717)	(22,696)	(40,303)	(46,690)
	$451,951	$556,859	$920,980	$1,186,946

For the three months ended June 30, 2016, net revenue for MGM China decreased 19% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 33%. VIP table games turnover decreased 28% compared to the prior year quarter and VIP table games hold percentage decreased to 3.1% in the current year quarter from 3.2% in the prior year quarter. Main floor table games revenue decreased 3% for the current year quarter compared to the prior year quarter. Slots revenue decreased 28% for the three months ended June 30, 2016 compared to the same period in the prior year due to a decrease in slots volume. Casino revenue continued to be negatively affected in the second quarter of 2016 by the changes in economic factors and policy initiatives that began to take place in 2014, and VIP table games revenue was further impacted by the new regulatory compliance requirements implemented in late 2015 and in 2016 for gaming promoters and operators, as well as the curtailing of “proxy” bets as a result of the ban on mobile phone usage at gaming tables, which began in 2016.

MGM China’s Adjusted EBITDA for three months ended June 30, 2016 and 2015 was $119 million and $132 million, respectively. Excluding license fees of $8 million and $10 million for the three months ended June 30, 2016 and 2015, respectively, Adjusted EBITDA decreased 10%. Adjusted EBITDA margin increased 263 basis points to 26.4% in the current year quarter as a result of an increase in main floor table games mix and cost reduction efforts.

Net revenue for the six months ended June 30, 2016 decreased 22% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 38%, and also due to a decrease in main floor table games revenue of 6% and a decrease in slots revenue of 25%. VIP table games turnover decreased 31%, and VIP table games hold percentage decreased to 3.1% for the six months ended June 30, 2016 from 3.3% in the prior year period. Slots revenue decreased for the six months ended June 30, 2016 compared to the same period in the prior year due to a decrease in the slots volume. Casino revenue for the six months ended June 30, 2016 was negatively affected by the same factors that affected casino revenue in the second quarter of 2016, discussed above.

MGM China’s Adjusted EBITDA for the six months ended June 30, 2016 and 2015 was $233 million and $281 million, respectively. Excluding license fees of $16 million and $21 million for the six months ended June 30, 2016 and 2015, respectively, Adjusted EBITDA decreased 17%. Adjusted EBITDA margin increased 169 basis points to 25.3% for the six months ended June 30, 2016, and was positively affected as by an increase in main floor table games mix and cost reduction efforts.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three and six months ended June 30, 2016 increased due primarily to our gain recognized from the sale of Crystals at CityCenter as well as an increase in our share of operating income from Borgata. Corporate and other expenses increased during the three and six months ended June 30, 2016, as compared to the prior year quarter, as a result of costs incurred in relation to the Profit Growth Plan and costs incurred relating to the MGP IPO and related financing transactions. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
CityCenter	$416,144	$21,515	$406,995	$123,116
Borgata	27,376	15,767	46,926	27,750
Other	4,789	5,618	9,090	9,415
	$448,309	$42,900	$463,011	$160,281

Our share of CityCenter’s operating results, including certain basis difference adjustments, for the three months ended June 30, 2016 was $416 million, which included a $406 million gain related to the sale of Crystals, of which $205 million relates to our 50% share of the gain recorded by CityCenter and $201 million relates to the reversal of certain basis differences, partially offset by a $10 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre.

At Aria, casino revenues decreased 14% for the three months ended June 30, 2016 compared to the prior year period, due to a 22% decrease in table games volume and a decrease in hold percentage to 19.5% in the current year quarter compared to 21.5% in the prior year quarter. Slots revenue increased 7% compared to the same period in the prior year primarily as a result of an increase in slots hold percentage to 8.0% in the current year quarter compared to 6.8% in the prior year quarter. REVPAR increased by 3% and 6% at Aria and Vdara, respectively, which led to a 4% increase in CityCenter’s rooms revenue in the current year quarter compared to the prior year quarter. CityCenter’s operating income was negatively affected by $20 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. Our income from unconsolidated affiliates related to Borgata for the second quarter of 2016 increased 74% compared to the prior year quarter due to higher casino revenue as well as lower property tax expense resulting from the application of credits from a prior tax court judgment to Borgata’s second quarter property tax payment.

Our share of CityCenter’s operating results, including certain basis difference adjustments, for the six months ended June 30, 2016 was $407 million, which included a $397 million gain related to the sale of Crystals, of which $196 million relates to our 50% share of the gain recorded by CityCenter and $201 million relates to the reversal of certain basis differences, partially offset by a $41 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. Our share of CityCenter’s operating results in the prior year period included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements.

At Aria, casino revenues decreased 7% for the six months ended June 30, 2016 compared to the prior year period, due to a 10% decrease in table games volume and a decrease in hold percentage to 21.8% in the six months ended June 30, 2016 compared to 22.8% for the same period in 2015. Slots revenue increased 3% compared to the same period in the prior year primarily as a result of an increase in slots hold percentage to 7.6% in the six months ended June 30, 2016 compared to 7.1% for the same period in 2015. REVPAR increased by 4% and 8% at Aria and Vdara, respectively, which led to a 6% increase in CityCenter’s rooms revenue in the six months ended June 30, 2016 compared to the same period in 2015. CityCenter’s operating loss for the six months ended June 30, 2016 was affected by $82 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. Our income from unconsolidated affiliates related to Borgata for the six months ended June 30, 2016 increased 69% compared to the same period in 2015 due to higher casino revenue as well as lower property tax expense resulting from the application of credits from a prior tax court judgment to Borgata’s quarterly property tax payments.

Non-operating Results

Interest expense

Gross interest expense for the three and six months ended June 30, 2016 decreased $8 million and $23 million, respectively, compared to the prior year periods primarily as a result of a decrease in the average debt balance due to the conversion of $1.45 billion of 4.25% convertible senior notes that took place in April 2015, the repayment of $875 million of 6.625% senior notes in July 2015 and the $242.9 million of 6.875% senior notes in April 2016 at maturity, the redemption of the $1.23 billion aggregate principal amount of our outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 in connection with the MGP IPO and related financing transactions, and a decrease in borrowings under our senior credit facility subsequent to entering into an amended and restated credit agreement in April 2016, partially offset by increases in borrowings under the MGM China credit facility in June and July 2015, the borrowings under the MGM National Harbor credit facility in 2016, and the borrowings under the MGP senior credit facility and the issuance of the $1.05 billion 5.625% MGP senior notes in April 2016. Additionally, the amortization of debt issuance costs increased as a result of costs incurred associated with the refinancing of the MGM China credit facility in June 2015 and February 2016, costs incurred related to the MGM National Harbor credit facility and the costs incurred in association with the MGP related financing transactions in April 2016. Capitalized interest was $28 million and $55 million during the three and six months ended June 30, 2016, compared to $13 million and $24 million during the three and six months ended June 30, 2015, respectively. The increase in capitalized interest was due primarily to the MGM Cotai and MGM National Harbor projects.

Other, net

Other expense increased in the three and six months ended June 30, 2016 compared to the same period in the prior year due primarily to a $49 million loss incurred on the early retirement of debt related to the $1.23 billion aggregate principal amount of our outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016.

Income taxes

Our effective tax rate for the three months ended June 30, 2016 increased from a benefit of 3.1% in the prior year quarter to a provision of 1.6% in the current year quarter resulting in income tax provision of $8 million for the three months ended June 30, 2016, compared to income tax benefit of $4 million for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 increased from a benefit of 21.5% in the prior year quarter to a provision of 4.7% in the current year quarter resulting in income tax provision of $30 million for the six months ended June 30, 2016, compared to income tax benefit of $60 million for the six months ended June 30, 2015 due to a decrease in the amount of dividends that we expect to receive from MGM China in 2016 compared to 2015. The amount of foreign tax credits that we expect to benefit in 2016 will decrease significantly compared to 2015, resulting in less income tax benefit recorded through our effective tax rate for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. This decrease is partially offset by release of foreign tax credit valuation allowance in the current year quarter. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

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

We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of domestic resorts operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)
Adjusted EBITDA	$1,001,632	$578,928	$1,544,516	$1,197,904
Preopening and start-up expenses	(24,824)	(17,889)	(46,784)	(33,760)
Property transactions, net	(854)	(3,953)	(5,985)	(5,542)
Depreciation and amortization	(206,899)	(208,565)	(406,738)	(414,977)
Operating income	769,055	348,521	1,085,009	743,625
Non-operating income (expense)
Interest expense, net of amounts capitalized	(180,352)	(203,245)	(365,021)	(419,507)
Other, net	(65,725)	(22,581)	(84,502)	(45,082)
	(246,077)	(225,826)	(449,523)	(464,589)
Income before income taxes	522,978	122,695	635,486	279,036
Benefit (provision) for income taxes	(8,480)	3,772	(29,790)	60,077
Net income	514,498	126,467	605,696	339,113
Less: Net income attributable to noncontrolling interests	(40,145)	(29,008)	(64,544)	(71,804)
Net income attributable to MGM Resorts International	$474,353	$97,459	$541,152	$267,309

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2016
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$95,085	$—	$60	$22,393	$117,538
MGM Grand Las Vegas	79,293	—	(263)	18,459	97,489
Mandalay Bay	40,629	15	284	22,275	63,203
The Mirage	26,132	—	(413)	10,129	35,848
Luxor	15,161	1,444	86	9,363	26,054
New York-New York	25,006	372	97	5,003	30,478
Excalibur	20,741	—	203	4,010	24,954
Monte Carlo	9,494	145	61	12,120	21,820
Circus Circus Las Vegas	9,199	—	(4)	3,977	13,172
MGM Grand Detroit	37,815	—	—	5,975	43,790
Beau Rivage	21,460	—	(72)	6,648	28,036
Gold Strike Tunica	10,273	—	(4)	2,432	12,701
Domestic resorts	390,288	1,976	35	122,784	515,083
MGM China	51,453	6,540	1,281	59,922	119,196
Unconsolidated resorts	447,504	805	—	—	448,309
Management and other operations	2,521	—	—	1,851	4,372
	891,766	9,321	1,316	184,557	1,086,960
Stock compensation	(10,440)	—	—	—	(10,440)
Corporate	(112,271)	15,503	(462)	22,342	(74,888)
	$769,055	$24,824	$854	$206,899	$1,001,632

	Three Months Ended June 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$81,114	$—	$(13)	$22,702	$103,803
MGM Grand Las Vegas	53,890	—	92	18,668	72,650
Mandalay Bay	39,563	—	897	20,336	60,796
The Mirage	25,706	(4)	1,301	11,096	38,099
Luxor	13,741	—	2	9,585	23,328
New York-New York	22,237	232	—	5,147	27,616
Excalibur	17,999	—	101	3,683	21,783
Monte Carlo	15,630	1	12	6,667	22,310
Circus Circus Las Vegas	7,276	50	—	4,032	11,358
MGM Grand Detroit	36,806	—	—	5,933	42,739
Beau Rivage	15,197	—	—	6,518	21,715
Gold Strike Tunica	8,041	—	9	2,984	11,034
Other resort operations	611	—	—	221	832
Domestic resorts	337,811	279	2,401	117,572	458,063
MGM China	57,606	3,770	497	70,344	132,217
Unconsolidated resorts	42,130	770	—	—	42,900
Management and other operations	4,749	277	956	1,913	7,895
	442,296	5,096	3,854	189,829	641,075
Stock compensation	(7,315)	—	—	—	(7,315)
Corporate	(86,460)	12,793	99	18,736	(54,832)
	$348,521	$17,889	$3,953	$208,565	$578,928

	Six Months Ended June 30, 2016
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$189,253	$—	$61	$44,875	$234,189
MGM Grand Las Vegas	141,555	—	500	36,328	178,383
Mandalay Bay	75,484	29	1,158	44,654	121,325
The Mirage	54,126	—	(413)	20,465	74,178
Luxor	31,046	1,444	373	18,582	51,445
New York-New York	50,493	372	100	10,416	61,381
Excalibur	37,710	—	2,969	8,152	48,831
Monte Carlo	26,271	145	152	16,552	43,120
Circus Circus Las Vegas	18,288	—	130	8,047	26,465
MGM Grand Detroit	71,846	—	—	11,986	83,832
Beau Rivage	37,650	—	(62)	13,247	50,835
Gold Strike Tunica	21,104	—	93	4,833	26,030
Domestic resorts	754,826	1,990	5,061	238,137	1,000,014
MGM China	98,905	12,448	1,271	120,695	233,319
Other unconsolidated resorts	459,924	3,087	—	—	463,011
Management and other operations	3,585	1,150	—	3,752	8,487
	1,317,240	18,675	6,332	362,584	1,704,831
Stock compensation	(20,309)	—	—	—	(20,309)
Corporate	(211,922)	28,109	(347)	44,154	(140,006)
	$1,085,009	$46,784	$5,985	$406,738	$1,544,516

	Six Months Ended June 30, 2015
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$147,451	$—	$184	$45,335	$192,970
MGM Grand Las Vegas	100,616	—	82	37,158	137,856
Mandalay Bay	74,884	—	1,156	38,744	114,784
The Mirage	43,580	50	1,300	23,689	68,619
Luxor	21,503	(1)	52	19,073	40,627
New York-New York	41,909	(75)	264	10,111	52,209
Excalibur	30,908	—	82	7,335	38,325
Monte Carlo	29,944	1	529	11,892	42,366
Circus Circus Las Vegas	11,078	281	—	7,832	19,191
MGM Grand Detroit	64,545	—	—	11,806	76,351
Beau Rivage	27,056	—	—	13,049	40,105
Gold Strike Tunica	16,663	—	9	5,912	22,584
Other resort operations	1,504	—	—	451	1,955
Domestic resorts	611,641	256	3,658	232,387	847,942
MGM China	129,972	6,841	829	143,031	280,673
Other unconsolidated resorts	158,838	1,443	—	—	160,281
Management and other operations	18,863	544	956	3,849	24,212
	919,314	9,084	5,443	379,267	1,313,108
Stock compensation	(14,894)	—	—	—	(14,894)
Corporate	(160,795)	24,676	99	35,710	(100,310)
	$743,625	$33,760	$5,542	$414,977	$1,197,904

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at June 30, 2016 were $2.5 billion, which included $447 million at MGM China and $338 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $614 million for the six months ended June 30, 2016 compared to cash provided by operating activities of $447 million in the prior year period. Operating cash flows increased in the current year period due to an increase in operating income at our domestic resorts and a decrease in cash paid for interest, partially offset by a decrease in operating income at MGM China and an increase in taxes paid. In the six months ended June 30, 2016, cash provided by operating activities was negatively affected by changes in working capital primarily related to short-term gaming liabilities but to a lesser extent than the same period in the prior year.

Investing activities. We made capital expenditures of $971 million for the six months ended June 30, 2016, of which $445 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $430 million related to the construction of MGM Cotai and $15 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $526 million included $330 million related to the construction of MGM National Harbor, $25 million related to the construction of The Park, and $34 million related to the construction of MGM Springfield, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $594 million for the six months ended June 30, 2015, of which $251 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $228 million related to the construction of MGM Cotai and $22 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $343 million included $128 million and $24 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of The Park entertainment district, a remodel of the facades of New York-New York and Monte Carlo, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts related to construction materials, furniture and fixtures, and external labor costs.

Distributions from unconsolidated affiliates for the six months ended June 30, 2016 primarily related to a $540 million distribution paid by CityCenter in May 2016. Investments in and advances to unconsolidated affiliates for the six months ended June 30, 2015 primarily represented investments in CityCenter pursuant to the completion guarantee.  For the six months ended June 30, 2015, investing activities also included proceeds of $20 million related to the sale of Railroad Pass and Gold Strike Jean, $202 million of distributions received from unconsolidated affiliates, which includes a $200 million distribution paid by CityCenter in April 2015, $200 million invested in certificates of deposit with original maturities longer than 90 days and proceeds of $570 million related to the maturity of certificates of deposits with original maturities longer than 90 days.

Financing activities. In the six months ended June 30, 2016, we repaid net debt of $320 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior credit facility and entered into an amended and restated senior credit facility under which we borrowed $250 million, MGP borrowed $2.2 billion under its senior credit facility and issued $1.05 billion of 5.625% senior notes, and on May 25, 2016 we redeemed our $732.7 million 7.5% senior notes and $500 million 10% senior notes at a premium. In addition to the MGP related financing transactions, during 2016 MGM National Harbor borrowed $350 million under its credit facility, MGM China borrowed $103 million under its revolving credit facility and we repaid our $242.9 million 6.875% senior notes in April 2016 at maturity. Additionally, we paid $123 million of debt issuance costs related to the MGP financing transactions, the MGM National Harbor credit facility and the February 2016 amendment to the MGM China credit facility. During the six months ended June 30, 2015, we borrowed net debt of $659 million, including $674 million of borrowings under the MGM China credit facility, and we paid $46 million of debt issuance costs related to the June 2015 refinancing of the MGM China credit facility.

During the six months ended June 30, 2016, MGP received proceeds of $1.2 billion in connection with the MGP IPO in April 2016 and paid $75 million of issuance costs related to the IPO.

In June 2016, MGM China paid a final dividend of $46 million of which $23 million was distributed to noncontrolling interests. MGM China paid a $400 million special dividend in March 2015 and a $120 million final dividend in June 2015, of which $196 million and $59 million was distributed to noncontrolling interests, respectively.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At June 30, 2016, we had $12.5 billion in principal amount of indebtedness, including $250 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.74 billion MGP senior credit facility, $1.7 billion outstanding under the $3.0 billion MGM China credit facility and $350 million outstanding under the $525 million MGM National Harbor credit facility. We have an estimated $744 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through June 30, 2016 and we expect to make capital investments as described below during the remainder of 2016. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $275 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	Approximately $390 million in capital expenditures, including land costs, related to the MGM National Harbor project; and

•	Approximately $85 million in capital expenditures, including land costs, related to the MGM Springfield project.

During the second half of 2016, MGM China expects to spend approximately $30 million in capital improvements at MGM Macau and $865 million on the MGM Cotai project, excluding capitalized interest and land related costs.

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

MGM China dividend. On August 4, 2016, MGM China’s Board of Directors announced an interim dividend of $58 million, which will be paid to shareholders of record as of August 22, 2016 and distributed on or about August 30, 2016. We will receive $30 million, representing our 51% share of the dividend.

MGP distributions. MGP expects to pay quarterly distributions in cash of approximately $21 million equal to $0.3575 per share ($82 million on an annualized basis equal to $1.43 per share) to its Class A shareholders, which amount may be changed in the future without advance notice. On June 16, 2016, MGP’s Board of Directors declared a pro-rated quarterly dividend of $0.2632 per Class A common share totaling $15 million, which was paid on July 15, 2016 to holders of record on June 30, 2016. We concurrently received a $42 million distribution attributable to operating units owned by us from the Operating Partnership owned by us and MGP, which remained within the consolidated entity. As a result of the Borgata transaction, MGP expects to pay quarterly distributions in cash of approximately $22 million equal to $0.3875 per share ($89 million on an annualized basis equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future without advance notice.

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of June 30, 2016, MGM China had paid $145 million of the contract premium, including interest due on the semi-annual installments. In July 2016, MGM China paid the seventh semi-annual installment of $15 million under the land concession contract. Including interest on the remaining semi-annual installment, MGM China has approximately $15 million remaining payable for the land concession contract.

NV Energy. In July 2016, following the required approvals, we filed our decision to exit the fully bundled sales system of NV Energy and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. We expect to pay an upfront impact payment and related costs of approximately $87, of which $15 million will be paid by CityCenter on or before October 1, 2016. See Note 11 in the accompanying consolidated financial statements for additional information regarding our exit from the NV Energy system.

Principal Debt Arrangements

As discussed in “Executive Overview” in connection with the formation and IPO of MGP, we and MGP entered into several financing transactions including new principal debt agreements.  See Note 4 to the accompanying consolidated financial statements for a description of the material terms of such agreements.

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

As of June 30, 2016, variable rate borrowings represented 35% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the MGP term loan B facility, over the 0.75% floor specified in the MGP senior credit facility), our annual interest cost would increase by $27 million based on gross amounts outstanding at June 30, 2016. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $17 million based on amounts outstanding at June 30, 2016. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016

	(In millions)
Fixed-rate	$—	$743	$475	$850	$1,500	$4,553	$8,121	$8,803
Average interest rate	N/A	7.6%	11.9%	8.6%	6.3%	6.5%	7.1%
Variable rate	$17	$128	$843	$870	$74	$2,471	$4,403	$4,403
Average interest rate	3.6%	2.7%	2.3%	2.3%	3.2%	3.7%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level.  The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of June 30, 2016, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $17 million.

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

•	our ability to build and open our development in Cotai by January 2018;

•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;

•	our ability to recognize our foreign tax credit deferred asset and the variability of the valuation allowance we may apply against such deferred tax asset;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;

•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;

•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;

•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;

•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;

•	the fact that current and future construction or development projects will be susceptible to substantial development and construction risks;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The state and federal court derivative actions were dismissed pursuant to defendants’ motions. Only two of these lawsuits remain, now pending on appeal. The lawsuits are:

In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption "In re MGM MIRAGE Securities Litigation." The cases named the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. After transfer of the cases in 2010 to the Honorable Gloria M. Navarro, the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel.  In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

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

On March 25, 2016, the objector filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. Appellant’s opening brief is currently due in August 2016. The Company and all other defendants plan to vigorously defend the Final Judgment on appeal. If the Final Judgment is affirmed, the Company may pursue an award of damages against the objector on the grounds that the appeal filed was frivolous. If the Final Judgment is reversed on appeal, the Company and other defendants will vigorously defend against the claims asserted in these securities cases.

Other.  We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those factors for the six months ended June 30, 2016, except as discussed below.

Risks Related to Our Business

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes.  We are required to pay rent of $550 million per year, which was increased to $650 million for the remainder of the first year as a result of the Borgata transaction (with annual escalators of 2% in the second through sixth years of the master lease and the possibility for additional 2% increases thereafter, as well as potential increases in percentage rent every 5 years) to MGP pursuant to and subject to the terms and conditions of the master lease. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations.  We lease ten (including Borgata) of our destination resorts and the Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of 10 years with up to four additional five year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying for these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property.  In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

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

Despite our ability to exercise control over the affairs of MGP as a result of our ownership of the single outstanding Class B share of MGP, MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved by a conflicts committee comprised of independent directors of MGP.  We own the single outstanding Class B share of MGP. The Class B Share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP and which represents a majority of the voting power of MGP’s shares so long as the holder of the Class B share and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. We, therefore, have the ability to exercise significant control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval. MGP’s operating agreement, however, provides that whenever a potential conflict of interest exists or arises between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand, any resolution or course of action by MGP’s board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to us if it is (i) approved by a majority of a conflicts committee which consists solely of “independent” directors (which we refer to as “Special Approval”) (such independence determined in accordance with the NYSE’s listing standards, the standards established by the Exchange Act to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by MGP’s board of directors to be fair and reasonable to MGP or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates); provided, however, that MGP’s operating agreement provides that any transaction, individually or in the aggregate, over $25 million between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand (any such transaction (other than the exercise of rights by us or any of our affiliates (other than MGP and its subsidiaries) under any of the material agreements entered into on the closing day of the formation transactions), a “Threshold Transaction”), shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates). As a result, certain transactions, including any Threshold Transactions that we may want to pursue with MGP and that could have significant benefit to us may require Special Approval. There can be no assurance that the required approval will be obtained with respect to these transactions either from a conflicts committee comprised of independent MGP directors or the affirmative vote of a majority of the shares not held by us and our affiliates. The failure to obtain such requisite consent could materially affect our ability and the cost to execute our operational and strategic objectives.

Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of June 30, 2016, we had approximately $12.5 billion principal amount of indebtedness outstanding, including $250 million of borrowings outstanding under our senior secured credit facility and $1.25 billion of available borrowing capacity, and $1.7 billion, $2.1 billion and $350 million of debt outstanding under the MGM China, MGP, and MGM National Harbor credit facilities, respectively. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In connection with the MGP IPO and related financing transactions, the Operating Partnership, a subsidiary of MGP that we consolidate in our financial results, incurred approximately $3.2 billion of indebtedness. We do not guarantee MGM China’s, MGM National Harbor’s or the Operating Partnership’s obligations under their respective credit agreements and, to the extent MGM Macau, MGM National Harbor or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

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

Moreover, our businesses are capital intensive.  For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished (and, under the master lease we are required to spend an aggregate amount of at least 1% of actual adjusted net revenues from the Properties including Borgata on capital expenditures at the Properties).  Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.  Similarly, development projects, including our development projects in Massachusetts and Maryland, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

2.1

Master Contribution Agreement by and among the Company, MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP, dated as of April 25, 2016 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

4.1

Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2016).

4.2

Registration Rights Agreement, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 21, 2016).

10.1

Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.2

Amended and Restated Credit Agreement, dated as of April 25, 2016, among MGM Resorts International, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.3

Credit Agreement, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.4

MGM Growth Properties LLC 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 of MGM Growth Properties LLC (File No. 333-210832) filed on April 19, 2016).

10.5

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.6

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 8, 2016	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)