Form 10-Q
period 2016-09-30
MGM Resorts International
filed 2016-11-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2016
Common Stock, $.01 par value	573,366,718 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,446,158	$1,670,312
Accounts receivable, net	492,426	480,559
Inventories	97,400	104,200
Income tax receivable	478	15,993
Prepaid expenses and other	177,886	137,685
Total current assets	2,214,348	2,408,749

Property and equipment, net	17,948,045	15,371,795

Other assets
Investments in and advances to unconsolidated affiliates	1,196,543	1,491,497
Goodwill	1,815,209	1,430,767
Other intangible assets, net	4,137,475	4,164,781
Other long-term assets, net	393,666	347,589
Total other assets	7,542,893	7,434,634
	$27,705,286	$25,215,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$232,490	$182,031
Construction payable	306,969	250,120
Current portion of long-term debt	—	328,442
Accrued interest on long-term debt	115,977	165,914
Other accrued liabilities	1,475,199	1,311,444
Total current liabilities	2,130,635	2,237,951

Deferred income taxes, net	2,543,815	2,680,576
Long-term debt	12,786,420	12,368,311
Other long-term obligations	320,707	157,663
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	6,250	6,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 572,834,533 and 564,838,893 shares	5,728	5,648
Capital in excess of par value	5,651,160	5,655,886
Retained earnings (accumulated deficit)	521,142	(555,629)
Accumulated other comprehensive income	12,801	14,022
Total MGM Resorts International stockholders' equity	6,190,831	5,119,927
Noncontrolling interests	3,726,628	2,644,500
Total stockholders' equity	9,917,459	7,764,427
	$27,705,286	$25,215,178

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Casino	$1,307,827	$1,181,593	$3,569,587	$3,696,071
Rooms	530,331	466,032	1,518,721	1,415,955
Food and beverage	448,666	397,332	1,238,537	1,204,616
Entertainment	140,151	141,085	380,330	402,025
Retail	52,724	53,272	150,629	153,791
Other	148,470	126,585	400,115	390,954
Reimbursed costs	99,316	98,292	301,160	302,900
	2,727,485	2,464,191	7,559,079	7,566,312
Less: Promotional allowances	(212,370)	(183,375)	(564,776)	(568,117)
	2,515,115	2,280,816	6,994,303	6,998,195
Expenses
Casino	696,329	699,569	1,957,203	2,220,804
Rooms	148,317	140,806	435,311	424,184
Food and beverage	252,108	236,988	712,856	701,636
Entertainment	108,464	107,478	299,579	308,874
Retail	27,105	26,767	73,191	79,261
Other	93,880	88,000	260,901	268,158
Reimbursed costs	99,316	98,292	301,160	302,900
General and administrative	371,950	340,495	1,001,900	1,002,376
Corporate expense	87,782	74,019	240,833	183,977
NV Energy exit expense	139,335	—	139,335	—
Preopening and start-up expenses	31,660	16,510	78,444	50,270
Property transactions, net	(1,268)	7,123	4,717	12,665
Gain on Borgata transaction	(429,778)	—	(429,778)	—
Depreciation and amortization	209,737	204,742	616,475	619,719
	1,834,937	2,040,789	5,692,127	6,174,824
Income from unconsolidated affiliates	32,577	57,350	495,588	217,631
Operating income	712,755	297,377	1,797,764	1,041,002
Non-operating income (expense)
Interest expense, net of amounts capitalized	(168,048)	(191,781)	(533,069)	(611,288)
Non-operating items from unconsolidated affiliates	(11,132)	(22,968)	(45,229)	(59,745)
Other, net	(17,310)	(4,386)	(67,715)	(12,691)
	(196,490)	(219,135)	(646,013)	(683,724)
Income before income taxes	516,265	78,242	1,151,751	357,278
Benefit for income taxes	44,995	16,493	15,205	76,570
Net income	561,260	94,735	1,166,956	433,848
Less: Net income attributable to noncontrolling interests	(25,641)	(28,310)	(90,185)	(100,114)
Net income attributable to MGM Resorts International	$535,619	$66,425	$1,076,771	$333,734
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.94	$0.12	$1.90	$0.62
Diluted	$0.93	$0.12	$1.88	$0.61

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$561,260	$94,735	$1,166,956	$433,848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,734	1,291	(4,402)	4,375
Other	—	—	—	(672)
Other comprehensive income (loss)	1,734	1,291	(4,402)	3,703
Comprehensive income	562,994	96,026	1,162,554	437,551
Less: Comprehensive income attributable to noncontrolling interests	(26,456)	(29,045)	(88,078)	(102,361)
Comprehensive income attributable to MGM Resorts International	$536,538	$66,981	$1,074,476	$335,190

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$1,166,956	$433,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616,475	619,719
Amortization of debt discounts, premiums and issuance costs	31,661	34,829
Loss on retirement of long-term debt	66,904	1,924
Provision for doubtful accounts	2,984	46,971
Stock-based compensation	38,877	30,624
Property transactions, net	4,717	12,665
Gain on Borgata transaction	(429,778)	—
Income from unconsolidated affiliates	(447,191)	(155,473)
Distributions from unconsolidated affiliates	14,016	11,200
Deferred income taxes	(89,658)	(106,223)
Change in operating assets and liabilities:
Accounts receivable	24,740	(45,251)
Inventories	11,135	1,055
Income taxes receivable and payable, net	2,073	1,456
Prepaid expenses and other	(15,619)	(28,584)
Prepaid Cotai land concession premium	(24,113)	(24,167)
Accounts payable and accrued liabilities	88,630	(108,002)
Other	(13,804)	11,189
Net cash provided by operating activities	1,049,005	737,780
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,590,308)	(1,000,578)
Dispositions of property and equipment	3,290	343
Proceeds from partial disposition of investment in unconsolidated affiliate	15,000	—
Proceeds from sale of assets held for sale	—	19,797
Acquisition of Borgata, net of cash acquired	(550,975)	—
Investments in and advances to unconsolidated affiliates	(1,555)	(194,524)
Distributions from unconsolidated affiliates in excess of cumulative earnings	543,036	202,850
Investments in cash deposits – original maturities longer than 90 days	—	(200,205)
Proceeds from cash deposits – original maturities longer than 90 days	—	770,205
Other	(8,257)	59
Net cash used in investing activities	(1,589,769)	(402,053)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	298,448	(717,600)
Borrowings under bank credit facilities – maturities longer than 90 days	1,845,375	5,118,750
Repayments under bank credit facilities – maturities longer than 90 days	(1,845,375)	(3,416,875)
Issuance of long-term debt	2,050,000	—
Retirement of senior notes	(2,258,053)	(875,504)
Repayment of Borgata credit facility	(583,598)	—
Debt issuance costs	(138,454)	(46,170)
Issuance of MGM Growth Properties common stock in public offering	1,207,500	—
MGM Growth Properties common stock issuance costs	(75,032)	—
Acquisition of MGM China shares	(100,000)	—
Distributions to noncontrolling interest owners	(78,690)	(304,562)
Excess tax benefit from exercise of stock options	4,770	514
Proceeds from issuance of redeemable noncontrolling interest	—	5,000
Other	(9,179)	(1,564)
Net cash provided by (used in) financing activities	317,712	(238,011)
Effect of exchange rate on cash	(1,102)	845
Cash and cash equivalents
Net increase (decrease) for the period	(224,154)	98,561
Change in cash related to assets held for sale	—	(4,481)
Balance, beginning of period	1,670,312	1,713,715
Balance, end of period	$1,446,158	$1,807,795
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$551,345	$624,253
Federal, state and foreign income taxes paid, net of refunds	63,322	31,440
Non-cash investing and financing activities
Common stock issued for acquisition of MGM China shares	174,041	—
Deferred cash payment for acquisition of MGM China shares	42,612	—
Conversion of convertible senior notes to equity	—	1,449,499
Decrease in investment in and advances to CityCenter related to change in completion guarantee liability	—	(8,198)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, owns and operates casino resorts. The Company owns and/or operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, subsequent to its acquisition on August 1, 2016, the Company owns and operates the Borgata Hotel Casino & Spa (“Borgata”), located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. See Note 3 for additional information on the Borgata acquisition. The Company also owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

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

Pursuant to a master contribution agreement by and between the Company, MGP and the Operating Partnership, the Company contributed the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for 73.3% of the Operating Partnership units in the Operating Partnership on the closing date of the IPO. At September 30, 2016, following the completion of the Company’s acquisition of Borgata and the subsequent contribution of Borgata’s real property to MGP, as discussed in Note 11, the Company indirectly owned 76.3% of the Operating Partnership units and MGP’s Class A shareholders owned 23.7% of the Operating Partnership units in the Operating Partnership, which is controlled and consolidated by MGP. The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. See Note 5 and Note 11 for additional information related to MGP, the IPO and certain other intercompany agreements and debt financing transactions entered into in connection therewith.

The Company acquired an additional 4.95% interest in MGM China Holdings Limited (“MGM China”) on September 1, 2016, which increased its ownership to approximately 56%. See Note 8 for additional information. The Company has a controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget is $3.1 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a

Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. In April 2016, CityCenter closed the sale of The Shops at Crystals (“Crystals”), a retail, dining and entertainment district. See Note 4 for additional information related to CityCenter.

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC, the entity which owns the T-Mobile Arena, subsequent to the sale of a 7.5% ownership interest by each of the Company and AEG to Athena Arena, LLC on September 1, 2016. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, hockey, basketball and bull riding, to high profile awards shows and top-name concerts. T-Mobile Arena commenced operations in April 2016. Effective January 1, 2016, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company, LLC. See Note 4 for additional information regarding the Company’s investment in the Las Vegas Arena Company, LLC. In addition, the Company owns and operates The Park, a dining and entertainment district, which opened in April 2016 and which connects to New York-New York, Monte Carlo and T-Mobile Arena.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 4 for additional information regarding the Company’s investments in its unconsolidated affiliates.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the operating partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s 26.7% interest in the Operating Partnership prior to the Borgata acquisition and 23.7% interest subsequent to the Borgata acquisition as noncontrolling interest in the Company’s consolidated financial statements.

As of September 30, 2016, MGP had total assets of $9.5 billion, primarily related to its real estate investments, and total liabilities of $3.9 billion, primarily related to its indebtedness.

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

Property and equipment. The Company had accrued $37 million and $17 million for property and equipment as of September 30, 2016 and December 31, 2015, respectively, within “Accounts payable” and $31 million and $44 million as of September 30, 2016 and December 31, 2015, respectively, related to construction retention in “Other long-term obligations.”

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (8.7)% and (1.3)% for the three and nine months ended September 30, 2016, respectively.

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

The Company has generated significant excess foreign tax credits that are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues and the Company continues to receive distributions from MGM China, the Company expects that it will generate excess foreign tax credits in most years and that most of the excess foreign credits will not be utilized before the exemption expires. The current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, and on September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, the Company has concluded that it can no longer assume that MGM Grand Paradise will be entitled to additional exemption periods beyond the end of the extension recently granted. Thus, for all periods beyond March 31, 2020, the Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits and it will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset and the measurement of Macau deferred tax liabilities. This change resulted in a reduction in the valuation allowance against the foreign tax credit deferred tax asset in the amount of $169 million and an increase in the Macau deferred tax liability in the amount of $36 million with a corresponding reduction in the provision for income taxes of $133 million during the three and nine months ended September 30, 2016.

Due to improvements in its U.S. operations, the Company has generated U.S. operating profits for the past seven consecutive quarters and as of June 30, 2016 no longer had cumulative U.S. losses in recent years. Consequently, during the quarter ended June 30, 2016 the Company began to rely on future U.S. source operating income in assessing future foreign tax credit realization during the 10-year foreign tax credit carryover period. This change resulted in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes during the nine months ended September 30, 2016 of $85 million. As a result of the change in assumption concerning the complementary tax exemption renewal and the reliance on U.S. operating income in assessing future foreign tax credit realization, the Company now projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance, of approximately $360 million as of December 31, 2016.

The Company’s assessment of realization of its foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China, as well as its assumption concerning renewals of the exemption from Macau’s 12% complementary tax on gaming profits and future profitability of its U.S. operations. As a result, significant judgment is required in assessing the possible need for and amount of valuation allowance and changes to such assumptions may have a material impact on the amount of the valuation allowance. For example, should the Company in a future period actually receive or be able to assume an additional five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period, and such increase may be material. In addition, a change to forecasts of future profitability of, and distributions from, MGM China could also result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period.

Recently issued accounting standards. In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) to the fiscal year, and interim periods within the year, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standard Codification (“ASC”) 840, “Leases.” ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” (“ASU 2016-09”), effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently assessing the impact that adoption of ASU 2016-09 will have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” (“ASU 2016-15”), effective for fiscal years beginning after December 15, 2017. ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The Company is currently assessing the impact that adoption of ASU 2016-15 will have on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are Under Common Control, (“ASU 2016-17”), effective for fiscal years beginning after December 15, 2016. The amendments affect the evaluation of whether to consolidate a VIE in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether an entity is the primary beneficiary of a VIE for an entity that is a single decision maker of a variable interest by changing how an entity treats indirect interests in the VIE held through related parties that are under common control with the reporting entity. The guidance in ASU 2016-17 must be applied retrospectively to all relevant periods. The Company is currently assessing the impact the adoption of ASU 2016-17 will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — BORGATA ACQUISITION

On August 1, 2016, the Company completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata. Following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leased back the real property to a subsidiary of the Company. See Note 11 for additional information.

Cash paid to Boyd Gaming as of September 30, 2016 for its interest in Borgata was $594 million. As part of the purchase and sale agreement, the Company agreed to pay Boyd Gaming half of any amount received or utilized by the Company as it relates to the Atlantic City tax refund owed to Borgata at the time of the transaction. Pursuant to tax court judgments, the City of Atlantic City, New Jersey owes Borgata property tax refunds of approximately $106 million, plus interest, related to the over-assessment of property values for the 2009-2012 tax years. As a result of funding shortfalls, the City of Atlantic City has not paid the refunds due to Borgata and therefore, Borgata has withheld its current property tax obligations in satisfaction of the tax court judgment. Borgata applied $23 million of such credits as of September 30, 2016. The Company has accrued as contingent consideration related to the acquisition the amount to be paid to Boyd Gaming related to the property tax refunds expected to be realized by Borgata.

During 2014, Borgata and the City of Atlantic City entered into a settlement agreement covering the 2011-2014 tax years, but that agreement has since been terminated. On October 25, 2016, the Atlantic City government released a plan to finance a portion of its potential tax refund obligation to Borgata, based on the assumption of a settlement with Borgata, subject to approval by the state of New Jersey. On November 1, 2016, the state of New Jersey rejected the plan. The Company has not agreed to a settlement amount and has no agreement to settle its judgments or pending tax.

Through the acquisition of Boyd Gaming’s interest in Borgata, the Company obtained 100% of the equity interests in Borgata and therefore consolidated Borgata as of August 1, 2016. The Company recognized 100% of the assets and liabilities of Borgata at fair value at the date of the acquisition. Prior to the acquisition, the Company held a 50% ownership interest in Borgata, which was accounted for under the equity method. The fair value of the equity interests of Borgata was determined by the transaction price and equaled approximately $1.2 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of Borgata at the acquisition date, resulting in a $430 million gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition. Specifically, the Company is finalizing valuation work related to intangible assets and determining property tax credits expected to be realized by Borgata.

The following table sets forth the preliminary allocation at August 1, 2016 (in thousands):

Fair value of assets acquired and liabilities assumed:
Current assets	$111,542
Property and equipment and other long-term assets	1,373,567
Goodwill	385,483
Trademarks and trade name	91,000
Customer relationships	18,000
Current liabilities	(122,743)
Long-term debt	(583,187)
Deferred taxes	(14,715)
Other long-term obligations	(51,894)
$1,207,053

As discussed above, the Company recognized the identifiable intangible assets of Borgata at fair value. The trademarks and trade name and customer relationship intangible assets did not have historical cost bases at Borgata. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable.

Unfavorable lease liability. The Company has assumed the liability of a series of ground leases for a total of approximately 20 acres of land on which the Borgata employee parking garage, public space expansion, rooms expansion, modified surface parking lot, beer garden and outdoor pool reside. The Company recorded an unfavorable lease liability of $1 million in “Current liabilities” and $47 million in “Other long-term obligations” for the excess contractual lease obligations over the market value of the leases, which will be amortized on a straight-line basis over the term of the lease contracts through December 2070. Both a market and income approach using Level 2 and Level 3 inputs were utilized to determine the fair value of these leases.

Deferred taxes. The Company recorded an additional net deferred tax liability of $92 million, of which $83 million and $9 million was recorded to income tax expense and goodwill, respectively. The net deferred tax liability represents the excess of the financial reporting amounts of the net assets of Borgata over their respective basis under U.S. and New Jersey tax law expected to be applied to taxable income in the periods such differences are expected to be realized.

Consolidated results. Borgata’s net revenue for the period from August 1, 2016 through September 30, 2016 was $151 million, operating income was $23 million and net income was $11 million.

Pro forma information. The operating results for Borgata are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest has occurred as of January 1, 2015 and excludes the transaction gain recognized by the Company. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2015.

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands, except per share data)
	(unaudited)
Net revenues	$7,479,356	$7,608,892
Net income attributable to MGM Resorts International	790,834	358,748
Basis net income per share	$1.40	$0.67
Diluted net income per share	$1.38	$0.65

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2016	2015

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$988,862	$1,136,452
Marina District Development Company – Borgata (50%)	—	134,454
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	121,561	122,500
Las Vegas Arena Company, LLC (42.5% at September 30, 2016; 50% at December 31, 2015)	78,343	90,352
Other	7,777	7,739
	$1,196,543	$1,491,497

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Income from unconsolidated affiliates	$32,577	$57,350	$495,588	$217,631
Preopening and start-up expenses	(81)	(970)	(3,168)	(2,413)
Non-operating items from unconsolidated affiliates	(11,132)	(22,968)	(45,229)	(59,745)
	$21,364	$33,412	$447,191	$155,473

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	September 30,	December 31,
	2016	2015

	(In thousands)
Current assets	$286,338	$1,092,094
Property and other long-term assets, net	6,744,751	6,966,689
Current liabilities	260,565	271,773
Long-term debt and other long-term obligations	1,235,427	1,499,255
Equity	5,535,097	6,287,755

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Net revenues	$308,467	$278,422	$898,994	$886,227
Operating expenses	(301,240)	(271,324)	(919,329)	(687,250)
Operating income (loss)	7,227	7,098	(20,335)	198,977
Non-operating expenses	(14,582)	(18,365)	(49,739)	(54,495)
Net income (loss) from continuing operations	(7,355)	(11,267)	(70,074)	144,482
Discontinued operations	(521)	5,349	399,514	17,355
Net income (loss)	$(7,876)	$(5,918)	$329,440	$161,837

Crystals sale. In April 2016, CityCenter closed the sale of Crystals for approximately $1.1 billion. During the nine months ended September 30, 2016, CityCenter recognized a gain on the sale of Crystals of $392 million and the Company recognized a $397 million gain, which included $196 million representing its 50% share of the gain recorded by CityCenter and $201 million representing the reversal of certain basis differences. The basis differences primarily related to other-than-temporary impairment charges recorded on the Company’s investment in CityCenter that were allocated to Crystals’ building assets.

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

Borgata

Borgata transaction. As discussed in Note 3, the Company acquired Boyd Gaming’s ownership interest in Borgata on August 1, 2016, and therefore began to consolidate Borgata beginning on that date. Prior thereto, the Company’s investment in Borgata was accounted for under the equity method.

Las Vegas Arena Company, LLC

Athena Arena transaction. On September 1, 2016, the Company and AEG each sold a 7.5% membership interest in the Las Vegas Arena Company, LLC to Athena Arena, LLC. As a result of this transaction, the Company received $15 million in proceeds and recorded a $3 million gain in “Property transactions, net”.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2016	2015

	(In thousands)
Senior credit facility	$250,000	$2,716,000
MGM Growth Properties senior credit facility	2,133,250	—
MGM China credit facility	1,764,996	1,559,909
MGM National Harbor credit facility	425,000	—
$242.9 million 6.875% senior notes, due 2016	—	242,900
$732.7 million 7.5% senior notes, due 2016	—	732,749
$500 million 10% senior notes, due 2016	—	500,000
$743 million 7.625% senior notes, due 2017	—	743,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	—
$500 million 4.5% MGM Growth Properties senior notes, due 2026	500,000	—
$500 million 4.625% senior notes, due 2026	500,000	—
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures ($4.3 million at December 31, 2015), due 2096	2,265	4,265
	12,951,063	12,824,375
Less: Premiums, discounts, and unamortized debt issuance costs, net	(164,643)	(127,622)
	12,786,420	12,696,753
Less: Current portion, net of discounts and unamortized debt issuance costs	—	(328,442)
	$12,786,420	$12,368,311

Debt due within one year of the September 30, 2016 balance sheet was classified as long-term as the Company has both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities. At December 31, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. The Company excluded from the December 31, 2015 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. In April 2016, the Company entered into an amended and restated credit agreement comprised of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility initially bore interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate is determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. No amounts have been drawn on the revolving credit facility. The Company incurred a loss on early retirement of its prior credit facility of approximately $28 million recorded in “Other, net” in the consolidated statements of operations. At September 30, 2016, the interest rate on the term loan A facility was 3.27%.

The amended and restated credit agreement contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit agreement covenants at September 30, 2016.

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

MGM Growth Properties senior credit facility. In April 2016, the Operating Partnership entered into a credit agreement comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The revolving credit facility and term loan A facility initially bore interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate is determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The term loan B facility was originally issued at 99.75% to initial lenders. On October 26, the term loan B facility was re-priced at par and will bear interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%, which represents a 50 basis point reduction compared to the prior rate. In addition, the Operating Partnership will receive a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75% so long as it achieves minimum corporate family ratings of Ba3/BB-. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Company permanently repaid $4 million and $8 million of the term loan A facility in the three and nine months ended September 30, 2016, respectively, in accordance with the scheduled amortization. The Company permanently repaid $5 million and $9 million of the term loan B facility in the three and nine months ended September 30, 2016, respectively, in accordance with the scheduled amortization. At September 30, 2016, the term loan A facility had an amount outstanding of $293 million with an interest rate of 3.27% and the term loan B facility had an amount outstanding of $1.84 billion with an interest rate of 4.0%. No amounts have been drawn on the revolving credit facility.

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit agreement covenants at September 30, 2016.

MGM China credit facility. At September 30, 2016, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM

Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at September 30, 2016 was comprised of $1.56 billion of term loans and $206 million drawn on the revolving credit facility. At September 30, 2016, the weighted average interest rate on the term loans was 2.27% and the interest rate on the revolving credit facility was 2.25%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at September 30, 2016.

MGM National Harbor credit facility. In January 2016, MGM National Harbor, LLC, the Company’s subsidiary developing and constructing MGM National Harbor, entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million delayed draw term loan facility, the total amount of which was funded as of September 30, 2016. No amounts have been drawn on the revolving credit facility. In connection with any future revolver draws in excess of $25 million prior to the opening date of the project the Company is required to make a matching cash equity contribution in MGM National Harbor. The revolving and term loan facilities bear interest at LIBOR plus an applicable rate determined by the Company’s total leverage ratio (2.25% as of September 30, 2016). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively. At September 30, 2016, the interest rate on the term loan A was 2.78%.

The credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. In addition, to the extent MGM National Harbor generates excess cash flow (as defined in the credit agreement), a percentage of such excess cash flow (ranging from 0% to 50% based on a total leverage ratio) will be required to be used to prepay the term loan facilities commencing with the fiscal year ending 2017.

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor, LLC and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. In addition, borrowings under the credit agreement are subject to a customary “in balance test” (as defined in the credit agreement), which requires that, as of the date of determination prior to the opening date, the available funds (including resources that may be available from the Company) are equal to or exceed the remaining costs for MGM National Harbor. MGM National Harbor was in compliance with its credit agreement covenants at September 30, 2016.

Senior notes. On August 19, 2016, the Company issued $500 million in aggregate principal amount of 4.625% senior notes due 2026 for net proceeds of $493 million. In September 2016, the Company used the net proceeds, together with cash on hand, to redeem the $743 million outstanding aggregate principal amount of its 7.625% senior notes due 2017. The Company incurred a loss on early retirement of the 7.625% senior notes of approximately $16 million recorded in “Other, net” in the consolidated statements of operations. In connection with the closing of the IPO, on May 25, 2016 (the “Redemption Date”) the Company redeemed for cash all $1.23 billion aggregate principal amount of its outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 in accordance with the terms of the applicable indenture. The Company incurred a loss on early retirement of such notes of approximately $22 million recorded in “Other, net” in the consolidated statements of operations.

Bridge Facilities. In connection with the Borgata transaction, the Company borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from its offering of its 4.5% senior notes due 2026, discussed below. In connection with the closing of the IPO, the Company borrowed $4.0 billion under certain bridge facilities, the proceeds of which were used to repay its outstanding obligations under its prior senior credit facility and were used to repay its 7.5% senior notes due 2016 and its 10% senior notes due 2016 on the Redemption Date. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described in Note 1 and the proceeds from the IPO.

MGM Growth Properties senior notes.  On August 12, 2016, the Operating Partnership and MGP Finance Co-Issuer, Inc. issued $500 million in aggregate principal amount of 4.5% senior notes due 2026 for net proceeds of $492 million. On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 and on April 25, 2016, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the notes from such subsidiary (which merged into the Operating Partnership on such date).

Maturities of long-term debt.  Maturities of the principal amount of the Company’s long-term debt as of September 30, 2016 are as follows:

Years ending December 31,	(In thousands)
2016	$8,375
2017	129,249
2018	1,321,607
2019	1,827,610
2020	1,580,531
Thereafter	8,083,691
$12,951,063

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2016 was $13.8 billion. At December 31, 2015, the estimated fair value of the Company’s long-term debt was $13.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and will purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company elected to pay the upfront impact payment and related costs of $87 million, including $15 million related to CityCenter.  The upfront payments were made in September 2016. The Company and CityCenter are required to make ongoing payments to NV Energy for non-bypassable rate charges which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extend through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. As of September 30, 2016, the Company recorded an estimate of such liability on a discounted basis of $6 million in “Other accrued liabilities” and $64 million in “Other long-term obligations.” The expense recognized related to the upfront payment and the initial accrual for the non-bypassable charges liability has been recognized within “NV Energy exit expense” in the accompanying consolidated statements of operations.

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”), as discussed further in Note 8. As part of the consideration for the purchase, the Company agreed to pay GPM a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. As of September 30, 2016, the Company recorded a liability on a discounted basis of $43 million in “Other long-term obligations.”

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of September 30, 2016, MGM China had paid $159 million of the contract premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” Including interest on the remaining semi-annual installment, MGM China has approximately $15 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

T-Mobile Arena. In conjunction with Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between term loan A and term loan B facilities). As of September 30, 2016, term loan A was $120 million and term loan B was $80 million.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At September 30, 2016, $34 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No amounts were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at September 30, 2016. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

NOTE 7 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International - basic	$535,619	$66,425	$1,076,771	$333,734
Interest on convertible debt, net of tax	—	—	—	2,208
Potentially dilutive effect due to MGP Omnibus Plan	(15)	—	(18)	—
Potentially dilutive effect due to MGM China Share Option Plan	—	—	—	(7)
Net income attributable to MGM Resorts International - diluted	$535,604	$66,425	$1,076,753	$335,935
Denominator:
Weighted-average common shares outstanding - basic	568,125	563,287	566,220	535,619
Potential dilution from share-based awards	5,687	6,033	5,130	5,920
Potential dilution from assumed conversion of convertible debt	—	—	—	6,211
Weighted-average common and common equivalent shares - diluted	573,812	569,320	571,350	547,750
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	3,362	4,237	4,314	4,438

In April 2015, approximately $1.45 billion in aggregate principal amount of 4.25% convertible senior notes were converted into approximately 78 million shares of the Company’s common stock, and the Company received approximately 6 million shares from capped call transactions entered into in connection with the issuance of certain of the convertible senior notes. Such shares received from the settlement of the capped call transactions were subsequently retired. Potential dilution from the assumed conversion of convertible debt for the nine months ended September 30, 2015 included the weighted average impact of the convertible senior notes for the period from January 1, 2015 to the date of conversion on April 15, 2015. Additionally, potential dilution from the assumed conversion of convertible debt for the nine months ended September 30, 2015 did not take into consideration the 6 million shares received pursuant to the capped call transactions as the effect would be antidilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $58 million interim dividend in August 2016, of which $30 million remained within the consolidated entity and $29 million was distributed to noncontrolling interests, and a $46 million final dividend in May 2016, of which the Company received $23 million, its 51% share of the dividend and $23 million was distributed to noncontrolling interests.

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

MGP dividends. On September 15, 2016, MGP’s Board of Directors declared a quarterly dividend of $0.3875 per Class A common share totaling $22 million, which was paid on October 14, 2016 to holders of record on September 30, 2016. The Company concurrently received a $72 million distribution attributable to the Operating Partnership units owned by the Company from the Operating Partnership, which remained within the consolidated entity.

MGP paid a pro-rated quarterly dividend of $0.2632 per Class A common share totaling $15 million in July 2016. The Company concurrently received a $42 million distribution attributable to the Operating Partnership units owned by the Company from the Operating Partnership, which remained within the consolidated entity.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2016:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2016	$5,119,927	$2,644,500	$7,764,427
Net income	1,076,771	90,185	1,166,956
Currency translation adjustment	(2,295)	(2,107)	(4,402)
Stock-based compensation	35,955	3,010	38,965
Tax effect of stock-based compensation	4,505	—	4,505
Issuance of common stock pursuant to stock-based compensation awards	(9,179)	—	(9,179)
Issuance of performance share units	5,817	—	5,817
Cash distributions to noncontrolling interest owners	—	(78,780)	(78,780)
MGM Growth Properties IPO	(150,414)	1,334,252	1,183,838
MGP dividend payable to noncontrolling interest owners	—	(22,281)	(22,281)
MGM China common stock acquisition	128,291	(270,903)	(142,612)
Borgata transaction	(18,385)	28,752	10,367
Other	(162)	—	(162)
Balances, September 30, 2016	$6,190,831	$3,726,628	$9,917,459

MGM Growth Properties IPO. The Company adjusted the carrying value of the noncontrolling interest to reflect MGP’s Class A shareholders’ 26.7% initial ownership interest in the consolidated net assets of MGP related to the IPO and related transactions discussed in Note 1, with an offsetting adjustment to additional paid in capital.

MGM China common stock acquisition. In September 2016, the Company acquired 188.1 million ordinary shares of MGM China from GPM. As a result of the transaction, the Company owns approximately 56% of MGM China’s outstanding common shares and Ms. Ho owns approximately 22.5%. As consideration for the MGM China shares, the Company issued 7,060,492 shares of its common stock and paid $100 million to GPM. In addition, the Company agreed to pay GPM a deferred cash payment of $50 million. See Note 6 for additional information regarding the deferred cash payment. The Company adjusted the carrying value of the noncontrolling interest and accumulated other comprehensive income to reflect the change in MGM China’s noncontrolling ownership interest resulting from the transaction. The difference between the fair value of the consideration paid and the aforementioned adjustments was recognized in additional paid in capital.

Borgata transaction. The Company has adjusted the carrying value of the noncontrolling interests as a result of the Borgata transaction to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred as a part of the Borgata transaction, with an offsetting adjustment to additional paid in capital.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

Accumulated Other
Comprehensive
Income

(In thousands)
Balance, January 1, 2016	$14,022
Currency translation adjustment	(2,295)
MGM China stock acquisition adjustment	1,074
Balance, September 30, 2016	$12,801

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of September 30, 2016, the Company had an aggregate of 23 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for nine months ended September 30, 2016 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	14,131	$14.82
Granted	396	24.39
Exercised	(2,543)	10.74
Forfeited or expired	(158)	20.34
Outstanding at September 30, 2016	11,826	15.94
Exercisable at September 30, 2016	6,670	12.52

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2016	1,578	$20.05	1,818	$18.54	$26.18
Granted	50	24.10	—	—	—
Vested	(69)	19.64	—	—	—
Forfeited	(47)	20.21	—	—	—
Nonvested at September 30, 2016	1,512	20.20	1,818	18.54	26.18

Bonus PSUs

	Units	Weighted Average
	(000’s)	Target Price

Outstanding at January 1, 2016	494	$29.03
Granted	291	23.87
Outstanding at September 30, 2016	785	27.12

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

MGM Growth Properties Omnibus Incentive Plan. As of September 30, 2016, MGP had an aggregate of 2 million shares of common stock available for grant as share-based awards under the MGM Growth Properties omnibus incentive plan (“MGP Omnibus Plan”). A summary of activity under the MGP Omnibus Plan for the period from April 19, 2016 (date of inception) to September 30, 2016  is presented below:

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Units	Grant-Date	Units	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Granted	244	$21.13	45	$20.66
Nonvested at September 30, 2016	244	21.13	45	20.66

Shares granted in the above table include dividend equivalent rights related to RSUs and PSUs.

MGM China Share Option Plan. As of September 30, 2016, MGM China had an aggregate of 301 million shares of common stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the nine months ended September 30, 2016 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2016	49,211	$2.54
Granted	29,696	1.44
Forfeited or expired	(3,437)	2.32
Outstanding at September 30, 2016	75,470	2.12
Exercisable at September 30, 2016	24,708	2.53

Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Compensation cost:
Omnibus Plan	$10,402	$7,732	$30,725	$23,401
MGP Omnibus Plan	1,223	—	2,179	—
MGM China Plan	2,362	1,989	6,061	7,314
Total compensation cost	13,987	9,721	38,965	30,715
Less: Reimbursed costs and capitalized cost	(314)	(232)	(926)	(823)
Compensation cost after reimbursed costs and capitalized cost	13,673	9,489	38,039	29,892
Less: Related tax benefit	(4,178)	(2,591)	(11,747)	(7,779)
Compensation cost, net of tax benefit	$9,495	$6,898	$26,292	$22,113

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Net Revenues
Domestic resorts	$1,898,654	$1,636,188	$5,212,368	$4,919,563
MGM China	499,822	529,037	1,420,802	1,715,983
Reportable segment net revenues	2,398,476	2,165,225	6,633,170	6,635,546
Corporate and other	116,639	115,591	361,133	362,649
	$2,515,115	$2,280,816	$6,994,303	$6,998,195
Adjusted Property EBITDA
Domestic resorts	$570,178	$411,289	$1,570,192	$1,259,231
MGM China	149,868	128,225	383,187	408,898
Reportable segment Adjusted Property EBITDA	720,046	539,514	1,953,379	1,668,129

Other operating income (expense)
Corporate and other	(57,605)	(13,762)	253,578	55,527
NV Energy exit expense	(139,335)	—	(139,335)	—
Preopening and start-up expenses	(31,660)	(16,510)	(78,444)	(50,270)
Property transactions, net	1,268	(7,123)	(4,717)	(12,665)
Gain on Borgata transaction	429,778	—	429,778	—
Depreciation and amortization	(209,737)	(204,742)	(616,475)	(619,719)
Operating income	712,755	297,377	1,797,764	1,041,002
Non-operating income (expense)
Interest expense, net of amounts capitalized	(168,048)	(191,781)	(533,069)	(611,288)
Non-operating items from unconsolidated affiliates	(11,132)	(22,968)	(45,229)	(59,745)
Other, net	(17,310)	(4,386)	(67,715)	(12,691)
	(196,490)	(219,135)	(646,013)	(683,724)
Income before income taxes	516,265	78,242	1,151,751	357,278
Benefit for income taxes	44,995	16,493	15,205	76,570
Net income	561,260	94,735	1,166,956	433,848
Less: Net income attributable to noncontrolling interests	(25,641)	(28,310)	(90,185)	(100,114)
Net income attributable to MGM Resorts International	$535,619	$66,425	$1,076,771	$333,734

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement with MGM China. In accordance with the terms of this agreement, MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $62 million in 2016 with a 20% increase per annum during the term of the agreement. During the three and nine months ended September 30, 2016, MGM China incurred total license fees of $9 million and $25 million, respectively. During the three and nine months ended September 30, 2015, MGM China incurred total license fees of $9 million and $30 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to a cap of $29 million in 2016, which will increase by 10% per annum for each year during the term of the agreement. During the three and nine months ended September 30, 2016, MGM China paid $0 and $12 million of fees, respectively, to MGM Branding and Development related to development services. During the three and nine months ended September 30, 2015, MGM China paid $0 and $10 million of fees, respectively, to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation.

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

Subsequent to the Company completing its acquisition of Borgata on August 1, 2016, MGP acquired Borgata’s real property from a subsidiary of the Company in exchange for MGP’s assumption of $545 million of indebtedness and the issuance of 27.4 million Operating Partnership units to a subsidiary of the Company. In connection with this transaction, the Tenant and Landlord entered into an amendment to the master lease to include the Borgata real property.

The annual rent payments due under the master lease were $550 million prior to MGP’s acquisition of Borgata’s real property on August 1, 2016. Subsequent to the acquisition, annual rent payments under the master lease increased to $650 million, prorated for the remainder of the first lease year after the Borgata acquisition. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent will represent 90% of the initial total rent payments due under the master lease and the percentage rent will represent 10% of the initial total rent payments due under the master lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).  During the three and nine months ended September 30, 2016, the Company made rent payments to the Landlord in the amount of $154 million and $255 million, respectively.

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

Pursuant to a corporate services agreement, the Company provides MGP and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Company is reimbursed for all costs it incurs directly related to providing the services thereunder.

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

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2016, all of the Company’s principal debt arrangements were guaranteed by each of its material domestic subsidiaries, other than MGP, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial information for the subsidiary guarantors and non-guarantors as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries (“OPCOs”) collectively own 76.3% of the Operating Partnership units as of September 30, 2016, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. At these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership in connection with the IPO, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the Master Lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column.  For all periods prior to the commencement of the Master Lease arrangement, the condensed consolidating financial information set forth herein has been retrospectively adjusted to conform prior periods to the current presentation, as the transactions occurred between entities, which are considered businesses, under common control. Accordingly, the real estate assets and associated operations in all periods prior to the IPO date were reclassified to conform to the current organizational structure, and are reflected in the MGP subsidiary that currently has legal title to such assets.

The September 30, 2016 condensed consolidating balance sheets presented below for the Guarantor Subsidiaries and MGP includes corrections that the Company has determined to be immaterial, which were made in order to properly reflect the recognition of the OPCOs investment in the initial proceeds received by the Operating Partnership in connection with the second quarter 2016 IPO transaction. As a result of the Borgata transaction in the third quarter of 2016, the OPCOs investment balances reflect the difference between the carrying value of their investment immediately prior to the Borgata transaction and their percentage share of the underlying equity of the Operating Partnership immediately after the Borgata transaction.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$171,786	$932,091	$346,578	$770,446	$(6,553)	$2,214,348
Property and equipment, net	—	13,569,921	9,122,208	4,390,096	(9,134,180)	17,948,045
Investments in subsidiaries	18,567,912	3,291,467	—	—	(21,859,379)	—
Investments in MGP Operating Partnership	—	3,576,377	—	640,340	(4,216,717)	—
Investments in and advances to unconsolidated affiliates	—	1,165,007	—	6,536	25,000	1,196,543
Intercompany accounts	—	4,498,612	—	—	(4,498,612)	—
Other non-current assets	52,533	942,894	56,776	5,341,764	(47,617)	6,346,350
	$18,792,231	$27,976,369	$9,525,562	$11,149,182	$(39,738,058)	$27,705,286
Current liabilities	$130,701	$1,201,950	$132,072	$830,081	$(164,169)	$2,130,635
Intercompany accounts	3,240,646	—	211	1,257,755	(4,498,612)	—
Deferred income taxes, net	2,187,275	10,066	24,828	346,474	(24,828)	2,543,815
Long-term debt	7,016,185	2,836	3,620,681	2,146,718	—	12,786,420
Other long-term obligations	26,593	7,369,439	99,271	1,049,388	(8,223,984)	320,707
Total liabilities	12,601,400	8,584,291	3,877,063	5,630,416	(12,911,593)	17,781,577
Redeemable noncontrolling interest	—	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	6,190,831	19,392,078	4,305,283	3,129,104	(26,826,465)	6,190,831
Noncontrolling interests	—	—	1,343,216	2,383,412	—	3,726,628
Total stockholders' equity	6,190,831	19,392,078	5,648,499	5,512,516	(26,826,465)	9,917,459
	$18,792,231	$27,976,369	$9,525,562	$11,149,182	$(39,738,058)	$27,705,286

	At December 31, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$561,310	$932,374	$—	$915,979	$(914)	$2,408,749
Property and equipment, net	—	5,089,726	7,793,639	2,500,401	(11,971)	15,371,795
Investments in subsidiaries	18,491,578	2,956,404	—	—	(21,447,982)	—
Investments in and advances to unconsolidated affiliates	—	1,460,084	—	6,413	25,000	1,491,497
Intercompany accounts	—	3,234,271	—	—	(3,234,271)	—
Other non-current assets	38,577	444,333	—	5,460,227	—	5,943,137
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178
Current liabilities	$536,165	$994,570	$—	$708,130	$(914)	$2,237,951
Intercompany accounts	2,390,461	—	—	843,810	(3,234,271)	—
Deferred income taxes, net	631,763	—	1,734,680	314,133	—	2,680,576
Long-term debt	10,393,197	4,837	—	1,970,277	—	12,368,311
Other long-term obligations	19,952	67,212	—	70,499	—	157,663
Total liabilities	13,971,538	1,066,619	1,734,680	3,906,849	(3,235,185)	17,444,501
Redeemable noncontrolling interests	—	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,119,927	13,050,573	6,058,959	2,325,421	(21,434,953)	5,119,927
Noncontrolling interests	—	—	—	2,644,500	—	2,644,500
Total stockholders' equity	5,119,927	13,050,573	6,058,959	4,969,921	(21,434,953)	7,764,427
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,873,313	$172,499	$642,644	$(173,341)	$2,515,115
Equity in subsidiaries' earnings	610,002	48,309	—	—	(658,311)	—
Expenses
Casino and hotel operations	2,128	1,034,706	—	389,527	(842)	1,425,519
General and administrative	1,575	317,104	17,690	53,271	(17,690)	371,950
Corporate expense	29,265	46,330	12,315	(14)	(114)	87,782
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	1,005	—	30,655	—	31,660
Property transactions, net	—	(120)	1,442	(1,148)	(1,442)	(1,268)
Gain on Borgata transaction	—	(429,778)	—	—	—	(429,778)
Depreciation and amortization	—	145,631	54,260	64,106	(54,260)	209,737
	32,968	1,254,213	85,707	536,397	(74,348)	1,834,937
Income from unconsolidated affiliates	—	32,238	—	339	—	32,577
Operating income (loss)	577,034	699,647	86,792	106,586	(757,304)	712,755
Interest expense, net of amounts capitalized	(123,836)	(206)	(42,839)	(1,167)	—	(168,048)
Other, net	(996)	(104,360)	(367)	(27,676)	104,957	(28,442)
Income (loss) before income taxes	452,202	595,081	43,586	77,743	(652,347)	516,265
Benefit (provision) for income taxes	83,417	(748)	(915)	(36,759)	—	44,995
Net income (loss)	535,619	594,333	42,671	40,984	(652,347)	561,260
Less: Net income attributable to noncontrolling interests	—	—	(10,591)	(15,050)	—	(25,641)
Net income (loss) attributable to MGM Resorts International	$535,619	$594,333	$32,080	$25,934	$(652,347)	$535,619
Net income (loss)	$535,619	$594,333	$42,671	$40,984	$(652,347)	$561,260
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	919	918	—	1,733	(1,836)	1,734
Other comprehensive income (loss)	919	918	—	1,733	(1,836)	1,734
Comprehensive income (loss)	536,538	595,251	42,671	42,717	(654,183)	562,994
Less: Comprehensive income attributable to noncontrolling interests	—	—	(10,591)	(15,865)	—	(26,456)
Comprehensive income (loss) attributable to MGM Resorts International	$536,538	$595,251	$32,080	$26,852	$(654,183)	$536,538

	Nine Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$5,150,751	$283,402	$1,846,107	$(285,957)	$6,994,303
Equity in subsidiaries' earnings	1,589,882	125,283	—	—	(1,715,165)	—
Expenses
Casino and hotel operations	6,191	2,879,139	—	1,157,426	(2,555)	4,040,201
General and administrative	4,776	823,290	47,174	154,000	(27,340)	1,001,900
Corporate expense	105,245	119,170	16,703	(171)	(114)	240,833
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	7,232	—	71,212	—	78,444
Property transactions, net	—	3,720	2,651	123	(1,777)	4,717
Gain on Borgata transaction	—	(429,778)	—	—	—	(429,778)
Depreciation and amortization	—	360,847	158,860	191,954	(95,186)	616,475
	116,212	3,902,955	225,388	1,574,544	(126,972)	5,692,127
Income from unconsolidated affiliates	—	495,427	—	161	—	495,588
Operating income (loss)	1,473,670	1,868,506	58,014	271,724	(1,874,150)	1,797,764
Interest expense, net of amounts capitalized	(447,258)	(564)	(72,314)	(12,933)	—	(533,069)
Other, net	(21,714)	(212,828)	(439)	(65,459)	187,496	(112,944)
Income (loss) before income taxes	1,004,698	1,655,114	(14,739)	193,332	(1,686,654)	1,151,751
Benefit (provision) for income taxes	72,073	(21,663)	(915)	(34,290)	—	15,205
Net income (loss)	1,076,771	1,633,451	(15,654)	159,042	(1,686,654)	1,166,956
Less: Net income attributable to noncontrolling interests	—	—	(17,544)	(72,641)	—	(90,185)
Net income (loss) attributable to MGM Resorts International	$1,076,771	$1,633,451	$(33,198)	$86,401	$(1,686,654)	$1,076,771
Net income (loss)	$1,076,771	$1,633,451	$(15,654)	$159,042	$(1,686,654)	$1,166,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,295)	(2,295)	—	(4,402)	4,590	(4,402)
Other comprehensive income (loss)	(2,295)	(2,295)	—	(4,402)	4,590	(4,402)
Comprehensive income (loss)	1,074,476	1,631,156	(15,654)	154,640	(1,682,064)	1,162,554
Less: Comprehensive income attributable to noncontrolling interests	—	—	(17,544)	(70,534)	—	(88,078)
Comprehensive income (loss) attributable to MGM Resorts International	$1,074,476	$1,631,156	$(33,198)	$84,106	$(1,682,064)	$1,074,476

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(593,124)	$1,066,700	$182,421	$393,008	$—	$1,049,005
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(113,333)	(138,987)	(1,337,988)	—	(1,590,308)
Dispositions of property and equipment	—	1,682	—	1,608	—	3,290
Proceeds from partial disposition of investment in unconsolidated affiliate	—	15,000	—	—	—	15,000
Acquisition of Borgata, net of cash acquired	—	(550,975)	—	—	—	(550,975)
Investments in and advances to unconsolidated affiliates	—	(1,555)	—	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	543,036	—	—	—	543,036
Intercompany accounts	—	(1,264,341)	—	—	1,264,341	—
Other	—	(5,666)	—	(2,591)	—	(8,257)
Net cash provided by (used in) investing activities	—	(1,376,152)	(138,987)	(1,338,971)	1,264,341	(1,589,769)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,016,000)	4,094,850	(2,411,600)	631,198	—	298,448
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Repayments under bank credit facilities - maturities longer than 90 days	(1,845,375)	—	—	—	—	(1,845,375)
Issuance of long-term debt	500,000	—	1,550,000	—	—	2,050,000
Retirement of senior notes	(2,255,392)	(2,661)	—	—	—	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)	—	—	—	(583,598)
Debt issuance costs	(28,254)	(1,530)	(76,120)	(32,550)	—	(138,454)
Issuance of MGM Growth Properties common stock in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties common stock issuance costs	—	—	(75,032)	—	—	(75,032)
Acquisition of MGM China shares	(100,000)	—	—	—	—	(100,000)
MGP dividends paid to consolidated subsidiaries	41,586	—	(41,586)	—	—	—
Distributions to noncontrolling interest owners	—	—	(15,134)	(63,556)	—	(78,690)
Excess tax benefit from exercise of stock options	4,770	—	—	—	—	4,770
Intercompany accounts	4,070,558	(3,225,641)	158,822	260,602	(1,264,341)	—
Other	(9,147)	(32)	—	—	—	(9,179)
Net cash provided by (used in) financing activities	208,121	281,388	296,850	795,694	(1,264,341)	317,712
Effect of exchange rate on cash	—	—	—	(1,102)	—	(1,102)
Cash and cash equivalents
Net increase (decrease) for the period	(385,003)	(28,064)	340,284	(151,371)	—	(224,154)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$153,853	$276,104	$340,284	$675,917	$—	$1,446,158

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,622,593	$—	$658,889	$(666)	$2,280,816
Equity in subsidiaries' earnings	247,524	40,742	—	—	(288,266)	—
Expenses
Casino and hotel operations	1,552	962,392	—	434,622	(666)	1,397,900
General and administrative	1,132	273,435	14,587	51,341	—	340,495
Corporate expense	36,186	37,873	—	(40)	—	74,019
Preopening and start-up expenses	—	1,268	—	15,242	—	16,510
Property transactions, net	—	6,984	—	139	—	7,123
Depreciation and amortization	—	86,636	54,188	63,918	—	204,742
	38,870	1,368,588	68,775	565,222	(666)	2,040,789
Income from unconsolidated affiliates	—	56,829	—	521	—	57,350
Operating income (loss)	208,654	351,576	(68,775)	94,188	(288,266)	297,377
Interest expense, net of amounts capitalized	(179,636)	(232)	—	(11,913)	—	(191,781)
Other, net	12,882	(25,748)	—	(14,488)	—	(27,354)
Income (loss) before income taxes	41,900	325,596	(68,775)	67,787	(288,266)	78,242
Benefit (provision) for income taxes	24,525	(7,078)	—	(954)	—	16,493
Net income (loss)	66,425	318,518	(68,775)	66,833	(288,266)	94,735
Less: Net income attributable to noncontrolling interests	—	—	—	(28,310)	—	(28,310)
Net income (loss) attributable to MGM Resorts International	$66,425	$318,518	$(68,775)	$38,523	$(288,266)	$66,425
Net income (loss)	$66,425	$318,518	$(68,775)	$66,833	$(288,266)	$94,735
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	556	556	—	1,291	(1,112)	1,291
Other comprehensive income (loss)	556	556	—	1,291	(1,112)	1,291
Comprehensive income (loss)	66,981	319,074	(68,775)	68,124	(289,378)	96,026
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(29,045)	—	(29,045)
Comprehensive income (loss) attributable to MGM Resorts International	$66,981	$319,074	$(68,775)	$39,079	$(289,378)	$66,981

	Nine Months Ended September 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$4,879,596	$—	$2,120,699	$(2,100)	$6,998,195
Equity in subsidiaries' earnings	875,725	133,367	—	—	(1,009,092)	—
Expenses
Casino and hotel operations	4,558	2,893,832	—	1,409,527	(2,100)	4,305,817
General and administrative	3,372	798,902	45,261	154,841	—	1,002,376
Corporate expense	72,279	112,143	—	(445)	—	183,977
Preopening and start-up expenses	—	3,511	—	46,759	—	50,270
Property transactions, net	—	11,697	—	968	—	12,665
Depreciation and amortization	—	262,758	145,805	211,156	—	619,719
	80,209	4,082,843	191,066	1,822,806	(2,100)	6,174,824
Income from unconsolidated affiliates	—	217,575	—	56	—	217,631
Operating income (loss)	795,516	1,147,695	(191,066)	297,949	(1,009,092)	1,041,002
Interest expense, net of amounts capitalized	(587,286)	(783)	—	(23,219)	—	(611,288)
Other, net	35,306	(64,900)	—	(42,842)	—	(72,436)
Income (loss) before income taxes	243,536	1,082,012	(191,066)	231,888	(1,009,092)	357,278
Benefit (provision) for income taxes	90,198	(11,575)	—	(2,053)	—	76,570
Net income (loss)	333,734	1,070,437	(191,066)	229,835	(1,009,092)	433,848
Less: Net income attributable to noncontrolling interests	—	—	—	(100,114)	—	(100,114)
Net income (loss) attributable to MGM Resorts International	$333,734	$1,070,437	$(191,066)	$129,721	$(1,009,092)	$333,734
Net income (loss)	$333,734	$1,070,437	$(191,066)	$229,835	$(1,009,092)	$433,848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,128	2,128	—	4,375	(4,256)	4,375
Other	(672)	(672)	—	—	672	(672)
Other comprehensive income (loss)	1,456	1,456	—	4,375	(3,584)	3,703
Comprehensive income (loss)	335,190	1,071,893	(191,066)	234,210	(1,012,676)	437,551
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(102,361)	—	(102,361)
Comprehensive income (loss) attributable to MGM Resorts International	$335,190	$1,071,893	$(191,066)	$131,849	$(1,012,676)	$335,190

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2015
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(620,381)	$1,028,341	$(45,261)	$375,081	$—	$737,780
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(287,555)	(24,575)	(688,448)	—	(1,000,578)
Dispositions of property and equipment	—	266	—	77	—	343
Proceeds from sale of assets held for sale	—	19,797	—	—	—	19,797
Investments in and advances to unconsolidated affiliates	(141,390)	(53,134)	—	—	—	(194,524)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	202,850	—	—	—	202,850
Investments in cash deposits - original maturities longer than 90 days	(200,205)	—	—	—	—	(200,205)
Proceeds from cash deposits - original maturities longer than 90 days	770,205	—	—	—	—	770,205
Intercompany accounts	—	(883,440)	—	—	883,440	—
Other	—	(5,483)	—	5,542	—	59
Net cash provided by (used in) investing activities	428,610	(1,006,699)	(24,575)	(682,829)	883,440	(402,053)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(1,272,875)	—	—	555,275	—	(717,600)
Borrowings under bank credit facilities - maturities longer than 90 days	3,768,750	—	—	1,350,000	—	5,118,750
Repayments under bank credit facilities - maturities longer than 90 days	(2,516,875)	—	—	(900,000)	—	(3,416,875)
Retirement of senior notes	(875,504)	—	—	—	—	(875,504)
Debt issuance costs	—	—	—	(46,170)	—	(46,170)
Intercompany accounts	911,212	(44,979)	69,836	(52,629)	(883,440)	—
Distributions to noncontrolling interest owners	—	—	—	(304,562)	—	(304,562)
Excess tax benefit from exercise of stock options	514	—	—	—	—	514
Proceeds from issuance of redeemable noncontrolling interest	—	—	—	5,000	—	5,000
Other	(1,573)	—	—	9	—	(1,564)
Net cash provided by (used in) financing activities	13,649	(44,979)	69,836	606,923	(883,440)	(238,011)
Effect of exchange rate on cash	—	—	—	845	—	845
Cash and cash equivalents
Net increase (decrease) for the period	(178,122)	(23,337)	—	300,020	—	98,561
Change in cash related to assets held for sale	—	(4,481)	—	—	—	(4,481)
Balance, beginning of period	799,508	255,655	—	658,552	—	1,713,715
Balance, end of period	$621,386	$227,837	$—	$958,572	$—	$1,807,795

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 and our Form 8-K filed on August 15, 2016. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries are referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries are referred to as “MGP.”

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume increased 2%, Las Vegas Strip REVPAR increased 7% and Las Vegas Strip gaming revenue decreased less than 1% in the nine months ended September 30, 2016 compared to the prior year period. Results of operations for our domestic resorts in the nine months ended September 30, 2016 benefited from an increase in operating margins resulting from increases in gaming revenue, REVPAR and the results of our Profit Growth Plan, discussed below. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 8% in the nine months ended September 30, 2016 compared to the same period in the prior year. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results have been negatively affected by economic conditions in mainland China as well as certain policy initiatives in mainland China and Macau. Specifically, a continuing slowdown in China’s economic growth rate, the Chinese government’s restrictions on travel and cross-border currency transactions, new compliance regulations for gaming promoters and gaming operators enacted by the Macau government and implemented in late 2015 and in 2016 and a ban on mobile phone usage at gaming tables in an attempt to eliminate “proxy” bets have all negatively affected MGM Macau’s high-end customers and the gaming promoters with which we conduct our VIP casino gaming operations. In addition, the Chinese government’s anti-corruption campaign has changed consumption patterns and affected the propensity of our clients to spend on certain areas like gaming or luxury items. The Macau government also implemented a full main floor casino smoking ban in October 2014. These factors have led to a continued decrease in gross gaming revenues for the Macau market beginning in the second half of 2014, and have primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics and Census Service of the Macau Government, after several quarters of declines in visitation throughout 2015, visitor arrivals increased slightly to 0.1% and overnight visitors increased 9% in the nine months ended September 30, 2016 compared to the same period in the prior year. Additionally, gross gaming revenue increased year over year in both August and September.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.1 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. MGM Cotai is expected to open in the second quarter of 2017.

We were awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate MGM National Harbor, a destination casino resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington, D.C. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.4 billion, excluding capitalized interest and land related costs. We designed the resort to include a casino with over 3,300 slots and approximately 160 table games including poker; a 300-room hotel with luxury spa and rooftop pool; 93,100 square feet of high-end branded retail and fine and casual dining; a 3,000-seat theater venue; 50,000 square feet of meeting and event space; and a 4,700-space parking garage. MGM National Harbor is expected to open on December 8, 2016.

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

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives are focused on improving business processes to optimize our scale for greater efficiency and lower cost throughout our business, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan includes a large number of opportunities to enhance our business operations and we continue to explore additional opportunities to drive further margin enhancements. In June 2016, we announced that we expect to achieve approximately $400 million of annualized Adjusted EBITDA benefit through 2017, which was an increase from our previous target of $300 million. Results from the Profit Growth Plan initiatives remain ahead of schedule and the $400 million of annualized Adjusted EBITDA benefit is expected to be fully realized by the end of 2017.

Formation and Initial Public Offering of MGP

On April 25, 2016, MGP completed its IPO of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share. MGP used the proceeds from the IPO to purchase operating partnership units in MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). In connection with the IPO, we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to the Operating Partnership in exchange for operating partnership units in the Operating Partnership on the closing date of the IPO.

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets and substantially all of its businesses are conducted through the Operating Partnership. MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the units in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. We own MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as our and our controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. As such, we control MGP through our majority voting rights and consolidate MGP in our financial results. Subsequent to the acquisition of Borgata on August 1, 2016, our ownership in the Operating Partnership, which is controlled and consolidated by MGP, increased from 73.3% to 76.3%. As a result of the Borgata transaction, MGP’s ownership in the Operating Partnership was correspondingly reduced from 26.7% to 23.7%. The ownership units of the Operating Partnership are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee.

In connection with the formation of MGP, we borrowed $4.0 billion under bridge facilities, the proceeds of which were used to repay outstanding obligations under our prior senior credit facility and to repay our 7.5% senior notes due 2016 and our 10% senior notes due 2016 on the Redemption Date. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the bridge facilities with a combination of proceeds from certain financing transactions and the proceeds from the IPO.

Acquisition of Borgata Hotel Casino & Spa

On August 1, 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Accordingly, we recorded a gain of approximately $430 million as a result of our consolidation of Borgata. See Note 3 in the accompanying consolidated financial statements for additional information. Following completion of the acquisition, MGP subsequently acquired Borgata’s real property from a subsidiary of ours in exchange for MGP’s assumption of $545 million of indebtedness from our subsidiary and the issuance of 27.4 million Operating Partnership units to our subsidiary. In connection with the Borgata transaction, we borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on their revolving credit facility, which it subsequently refinanced with proceeds from its offering of its 4.5% senior notes due 2026. Pursuant to an amendment to the master lease, MGP leased back the real property to a subsidiary of ours and as a result, initial rent payments to MGP increased by $100 million. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. See Note 10 in the accompanying consolidated financial statements for additional information regarding our segments.

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

MGM China

Subsequent to the acquisition of an additional 4.95% of the outstanding common shares of our MGM China subsidiary, we own an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates MGM Macau and the related gaming subconcession and land concessions, and is in the process of developing MGM Cotai, an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau. We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Net revenues	$2,515,115	$2,280,816	$6,994,303	$6,998,195
Operating income	712,755	297,377	1,797,764	1,041,002

Consolidated net revenue increased 10%, or $234 million, for the three months ended September 30, 2016, compared to the prior year period due primarily to the Borgata acquisition on August 1, 2016 and an increase in casino revenue, rooms revenue and food and beverage revenue at our domestic resorts, partially offset by a decrease in casino revenue at MGM China. Consolidated net revenues were $7 billion for the nine months ended September 30, 2016 and 2015. Net revenues in the current year-to-date period included revenues at Borgata subsequent to the acquisition. Additionally, casino revenue, rooms revenue and food and beverage revenue increased at our domestic resorts, offset by the decrease in casino revenue at MGM China. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $713 million for the three months ended September 30, 2016 compared to $297 million for the same period in the prior year and included $23 million of operating income from Borgata subsequent to the acquisition, a $430 million gain related to the Borgata acquisition and $152 million of NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy, which includes expense at our domestic resorts as well as our 50% share of expense recognized at CityCenter. Operating income at our domestic resorts increased 4%, or $11 million, in the three months ended September 30, 2016 compared to the prior year period as it included operating income from Borgata subsequent to the acquisition and benefited from Profit Growth Plan initiatives, offset by charges related to NV Energy exit expense as discussed in “Operating Results – Detailed Segment Information.” Operating income at MGM China increased 34%, or $21 million, compared to the prior year period. Income from unconsolidated affiliates was $33 million in the current year quarter compared to $57 million in the prior year. The current quarter included our 50% share of Borgata’s operating income through July 31, 2016 and was negatively impacted by a $13 million charge related to our share of NV Energy exit expense at CityCenter. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail. Consolidated operating income for the three months ended September 30, 2016 benefited by approximately $78 million of incremental benefit from Profit Growth Plan initiatives, as discussed in “Operating Results – Detailed Segment Information”, which includes initiatives implemented at our domestic resorts as well as our 50% share of benefits realized from initiatives implemented at CityCenter. Such amount excludes associated costs recorded in corporate expense detailed below.

Corporate expense increased 19%, or $14 million, in the current year quarter compared to the prior year, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $5 million, $10 million of expense related to transaction costs incurred in connection with the Borgata transaction, and approximately $11 million related to incremental performance-based compensation expense and costs associated with a litigation settlement. The prior year quarter included costs incurred to implement initiatives related to the Profit Growth Plan and costs associated with the Company’s strategic review totaling $18 million. Continued development of our MGM Cotai, MGM National Harbor and MGM Springfield projects led to an increase in preopening expense of $15 million for the three months ended September 30, 2016 compared to the prior year period.

Consolidated operating income was $1.8 billion for the nine months ended September 30, 2016 compared to $1.0 billion for the same period in the prior year and included operating income from Borgata subsequent to the acquisition, the gain on the Borgata acquisition and charges related to NV Energy exit expense, as discussed above. Operating income at our domestic resorts increased 17%, or $154 million, as it included operating income from Borgata subsequent to the acquisition, and benefited from Profit Growth Plan initiatives, offset by charges related to NV Energy exit expense as discussed in “Operating Results – Detailed Segment Information.” Operating income at MGM China decreased 5%, or $10 million, compared to the prior year period. Income from unconsolidated affiliates was $496 million in the nine months ended September 30, 2016 compared to $218 million in the same period in the prior year. The current year period included our 50% share of Borgata’s operating income through July 31, 2016, and benefited from a $397 million gain related to the Crystals sale, partially offset by $13 million related to our share of NV Energy exit expense and a $41 million charge related to our share of accelerated depreciation related to the closure of the Zarkana theatre. Income from unconsolidated affiliates for the nine months ended September 30, 2015 included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. See “Operating Results – Income from Unconsolidated Affiliates” below for additional detail. Consolidated operating income for the nine months ended September 30, 2016 benefited by approximately $237 million of incremental benefit from Profit Growth Plan initiatives, which includes initiatives implemented at our domestic resorts as well as our 50% share of benefits realized from initiatives implemented at CityCenter. Such amount excludes associated costs recorded in corporate expense detailed below.

Corporate expense increased 31%, or $57 million, for the nine months ended September 30, 2016, compared to the prior year period, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $18 million, and costs associated with the MGP transaction of $24 million, as well as the Borgata transaction costs, incremental performance-based compensation expense and litigation settlement costs discussed above. The prior year included costs incurred to implement initiatives related to the Profit Growth Plan and costs associated with the Company’s strategic review totaling $19 million. Preopening expense increased $28 million for the nine months ended September 30, 2016 compared to the prior year period, primarily related to our MGM Cotai and MGM National Harbor developments.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Net Revenues
Domestic resorts	$1,898,654	$1,636,188	$5,212,368	$4,919,563
MGM China	499,822	529,037	1,420,802	1,715,983
Reportable segment net revenues	2,398,476	2,165,225	6,633,170	6,635,546
Corporate and other	116,639	115,591	361,133	362,649
	$2,515,115	$2,280,816	$6,994,303	$6,998,195
Adjusted EBITDA
Domestic resorts	$570,178	$411,289	$1,570,192	$1,259,231
MGM China	149,868	128,225	383,187	408,898
Reportable segment Adjusted Property EBITDA	720,046	539,514	1,953,379	1,668,129
Corporate and other	(57,605)	(13,762)	253,578	55,527
	$662,441	$525,752	$2,206,957	$1,723,656

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Domestic resorts net revenues	$1,898,654	$1,636,188	$5,212,368	$4,919,563
Net revenues related to Borgata	(151,006)	—	(151,006)	—
Net revenues related to sold resort operations	—	(21,390)	—	(70,065)
Domestic resorts same-store net revenues	$1,747,648	$1,614,798	$5,061,362	$4,849,498

The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Casino revenue, net
Table games	$277,206	$213,281	$764,010	$671,848
Slots	516,431	435,287	1,356,672	1,288,091
Other	23,254	13,563	55,304	51,259
Casino revenue, net	816,891	662,131	2,175,986	2,011,198
Non-casino revenue
Rooms	515,447	450,415	1,475,165	1,368,872
Food and beverage	433,941	379,654	1,192,112	1,148,312
Entertainment, retail and other	323,881	303,405	870,370	886,290
Non-casino revenue	1,273,269	1,133,474	3,537,647	3,403,474
	2,090,160	1,795,605	5,713,633	5,414,672
Less: Promotional allowances	(191,506)	(159,417)	(501,265)	(495,109)
	$1,898,654	$1,636,188	$5,212,368	$4,919,563

The following table presents detailed domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Casino revenue, net
Table games	$243,157	$211,757	$729,961	$667,233
Slots	441,251	428,773	1,281,493	1,264,752
Other	14,381	13,409	46,431	50,349
Casino revenue, net	698,789	653,939	2,057,885	1,982,334
Non-casino revenue
Rooms	491,642	443,412	1,451,360	1,351,686
Food and beverage	407,576	375,998	1,165,747	1,136,087
Entertainment, retail and other	315,232	299,499	861,721	869,066
Non-casino revenue	1,214,450	1,118,909	3,478,828	3,356,839
	1,913,239	1,772,848	5,536,713	5,339,173
Less: Promotional allowances	(165,591)	(158,050)	(475,351)	(489,675)
	$1,747,648	$1,614,798	$5,061,362	$4,849,498

Casino revenue for the three months ended September 30, 2016 increased 23% compared to the same period in the prior year, due primarily to the Borgata acquisition and an increase in both table games revenue and slots revenue. Same-store casino revenue increased 7% compared to the same period in the prior year due primarily to an increase in table games revenue and slots revenue. Same-store table games revenue increased 15% compared to the prior year quarter due to an increase in same-store table games hold percentage to 23.7% from 20.4% in the prior year quarter. On a same-store basis, slots revenue increased 3% compared to the prior year quarter.

Casino revenue for the nine months ended September 30, 2016 increased 8% compared to the same period in the prior year due primarily to the Borgata acquisition and an increase in both table games revenue and slots revenue. Same-store casino revenue increased 4% compared to the same period in the prior year due primarily to an increase in table games revenue. Same-store table games revenue increased 9% compared to the prior year period due to an increase in same-store table games hold percentage to 23.4% from 20.6% in the prior year period. On a same-store basis, slots revenue increased 1% compared to the prior year period.

Rooms revenue increased 14% in the third quarter of 2016. On a same-store basis, rooms revenue increased 11% in the third quarter of 2016 as a result of an 11% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year. For the nine months ended September 30, 2016, rooms revenue increased 8%, and same-store rooms revenue increased 7% as a result of a 7% increase in REVPAR at our Las Vegas Strip resorts.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Occupancy	97%	96%	94%	94%
Average Daily Rate (ADR)	$154	$141	$157	$147
Revenue per Available Room (REVPAR)	149	135	148	138

Food and beverage revenue for the three and nine months ended September 30, 2016 increased 14% and 4%, respectively, compared to the same periods in the prior year due primarily to the Borgata acquisition, an increase in convention and banquet business, and the opening of several new outlets. Same-store food and beverage revenue for the three and nine months ended September 30, 2016 increased 8% and 3%, respectively, compared to the same periods in the prior year.

Entertainment revenue for the three months ended September 30, 2016 decreased 1% compared to the same period in the prior year primarily as a result of our strategic decision to lease MGM Grand Garden Arena to the Las Vegas Arena Company, LLC effective on January 1, 2016, partially offset by an increase in revenue from in-house shows and revenue related to the Borgata acquisition. Same-store entertainment revenue decreased 3% for the three months ended September 30, 2016 compared to the same period in the prior year.

Entertainment revenue for the nine months ended September 30, 2016 decreased 6% compared to the same period in the prior year, as prior period revenues were positively affected by the Mayweather vs. Pacquiao fight. Entertainment revenue for the nine months ended September 30, 2016 also decreased compared to the same period in the prior year due to a decrease in revenue from in-house shows as well as the MGM Grand Garden Arena lease discussed above, partially offset by revenue related to the Borgata acquisition. Same-store entertainment revenue decreased 7% for the nine months ended September 30, 2016 compared to the same period in the prior year.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$570,178	$411,289	$1,570,192	$1,259,231
Adjusted Property EBITDA related to Borgata	(36,099)	—	(36,099)	—
Adjusted Property EBITDA related to sold resort operations	—	(2,978)	—	(4,933)
Domestic resorts Same-store Adjusted Property EBITDA	$534,079	$408,311	$1,534,093	$1,254,298

Adjusted Property EBITDA at our domestic resorts increased 39% during the three months ended September 30, 2016 compared to the prior year quarter, and benefited from increased casino revenue, rooms revenue and food and beverage revenue as discussed above, and approximately $73 million of incremental Adjusted Property EBITDA as a result of our Profit Growth Plan initiatives, partially offset by $139 million related to NV Energy exit expense. Same-store Adjusted Property EBITDA increased 31% during the three months ended September 30, 2016 compared to the prior year quarter and Same-store Adjusted Property EBITDA margin for the three months ended September 30, 2016, increased by 527 basis points to 30.6% compared to the prior year period.

Adjusted Property EBITDA at our domestic resorts increased 25% during the nine months ended September 30, 2016 compared to the prior year period and was positively affected by increased casino revenue, rooms revenue and food and beverage revenue as discussed above, and approximately $218 million of incremental Adjusted Property EBITDA as a result of our Profit Growth Plan initiatives, partially offset by $139 million related to NV Energy exit expense. Same-store Adjusted Property EBITDA at our domestic resorts increased 22% during the nine months ended September 30, 2016 compared to the prior year period and Same-store Adjusted Property EBITDA margin for the nine months ended September 30, 2016, increased by 445 basis points to 30.3% compared to the prior year period.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Casino revenue, net
VIP table games	$180,454	$244,818	$521,374	$791,563
Main floor table games	272,456	224,508	753,767	735,371
Slots	37,938	50,137	118,371	157,940
Casino revenue, net	490,848	519,463	1,393,512	1,684,874
Non-casino revenue	29,354	32,882	87,972	101,107
	520,202	552,345	1,481,484	1,785,981
Less: Promotional allowances	(20,380)	(23,308)	(60,682)	(69,998)
	$499,822	$529,037	$1,420,802	$1,715,983

For the three months ended September 30, 2016, net revenue for MGM China decreased 6% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 26%. VIP table games turnover decreased 14% compared to the prior year quarter and VIP table games hold percentage decreased to 3.0% in the current year quarter from 3.7% in the prior year quarter. Main floor table games revenue increased 21% for the current year quarter compared to the prior year quarter. Slots revenue decreased 24% for the current year quarter compared to the prior year quarter with a decrease in slots volume of 6%. Casino revenue continued to be negatively affected in the third quarter of 2016 by the changes in economic factors and policy initiatives that began to take place in 2014, and VIP table games revenue was further impacted by the new regulatory compliance requirements implemented in late 2015 and in 2016 for gaming promoters and operators, as well as the curtailing of “proxy” bets as a result of the ban on mobile phone usage at gaming tables, which began in 2016. However, the decrease in VIP table games revenue was partially offset by an increase in main floor table games revenue.

MGM China’s Adjusted EBITDA for the three months ended September 30, 2016 and 2015 was $150 million and $128 million, respectively. Adjusted EBITDA margin increased 575 basis points to 30.0% in the current year quarter as a result of an increase in main floor table games mix and cost reduction efforts. Excluding license fees of $9 million for both the three months ended September 30, 2016 and 2015, Adjusted EBITDA increased 15%.

Net revenue for the nine months ended September 30, 2016 decreased 17% compared to the same period in the prior year, primarily as a result of a decrease in VIP table games revenue of 34%, as well as a decrease in slots revenue of 25%. VIP table games turnover decreased 26% and VIP table games hold percentage decreased to 3.0% for the current year period from 3.4% in the prior year period. Slots revenue decreased for the current year period compared to the prior year period due to a decrease in the slots volume of 23%. Casino revenue for the current year period was negatively affected by the same factors that affected casino revenue in the third quarter of 2016, discussed above.

MGM China’s Adjusted EBITDA for the nine months ended September 30, 2016 and 2015 was $383 million and $409 million, respectively. Adjusted EBITDA margin increased 314 basis points to 27.0% for the current year period and was positively affected by an increase in main floor table games mix and cost reduction efforts. Excluding license fees of $25 million and $30 million for the nine months ended September 30, 2016 and 2015, respectively, Adjusted EBITDA decreased 7%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended September 30, 2016 decreased compared to the same period in the prior year mainly due to the Borgata acquisition discussed below, an increase in corporate expense as a result of costs incurred in relation the Profit Growth Plan, Borgata transaction costs, incremental performance-based compensation expense, litigation settlement costs, and a charge related to NV Energy exit expense at CityCenter. For the nine months ended September 30, 2016, corporate and other Adjusted EBITDA increased compared to the same period in the prior year due primarily to our gain recognized from the sale of Crystals at CityCenter. This was partially offset by the Borgata acquisition discussed below, an increase in corporate expense as a result of costs incurred in relation to the Profit Growth Plan, MGP IPO transaction costs, and Borgata transaction costs as well as incremental performance-based compensation expense, litigation settlement costs and a charge related to NV Energy exit expense. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Borgata (through July 31, 2016)	$14,243	$31,784	$61,169	$59,534
CityCenter	12,382	16,459	419,377	139,575
Other	5,952	9,107	15,042	18,522
	$32,577	$57,350	$495,588	$217,631

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

Our share of CityCenter’s operating results, including certain basis difference adjustments, for the three months ended September 30, 2016 was $12 million, which included $13 million related to our share of NV Energy exit expense representing CityCenter’s share of a charge associated with our strategic decision to exit the fully bundled sales system of NV Energy. At Aria, casino revenues increased 12% for the current year quarter compared to the prior year quarter, due to a 5% increase in table games volume and an increase in hold percentage to 25.4% in the current year quarter compared to 22.6% in the prior year quarter. Slots revenue increased 8% compared to the same period in the prior year. REVPAR increased by 7% and 15% at Aria and Vdara, respectively, which led to an 11% increase in CityCenter’s rooms revenue in the current year quarter compared to the prior year quarter. CityCenter’s operating income included a $26 million charge related to NV Energy exit expense as discussed above.

Our share of Borgata’s operating results through July 31, 2016 was $61 million, compared to $60 million for a full nine months of operations in the 2015 year-to-date period. During 2016, Borgata’s casino revenue increased and property tax expense decreased as a result of the application of credits from a prior tax court judgment to Borgata’s quarterly property tax payments. Our share of CityCenter’s operating results, including certain basis difference adjustments, for the nine months ended September 30, 2016 was $419 million, which included a $397 million gain related to the sale of Crystals, of which $196 million relates to our 50% share of the gain recorded by CityCenter and $201 million relates to the reversal of certain basis differences, partially offset by a $41 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre and $13 million related to our share of NV Energy exit expense as discussed above. Our share of CityCenter’s operating results in the prior year period included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements.

At Aria, casino revenues decreased 1% for the nine months ended September 30, 2016 compared to the prior year period, due to a 5% decrease in table games volume, which was partially offset by an increase in hold percentage to 23.1% in the current year period compared to 22.7% for the same period in 2015. Slots revenue increased 4% compared to the same period in the prior year. REVPAR increased by 5% and 10% at Aria and Vdara, respectively, which led to a 7% increase in CityCenter’s rooms revenue in the current year period compared to the same period in 2015. CityCenter’s operating income for the current year period was affected by $82 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre and $26 million of NV Energy exit expense as discussed above.

Non-operating Results

Interest expense

Gross interest expense for the three months ended September 30, 2016 decreased $9 million compared to the prior year period due to a decrease in the weighted average interest rate of our long-term debt and a decrease in amortization of debt issuance costs, partially offset by an increase in average debt outstanding during the period.

Gross interest expense for the nine months ended September 30, 2016 decreased $32 million compared to the prior year period due primarily to a decrease in average debt outstanding, partially offset by an increase in amortization of debt issuance costs as a result of costs incurred associated with the MGP related financing transactions in April 2016, the refinancing of the MGM China credit facility in June 2015 and February 2016 and costs incurred related to the MGM National Harbor credit facility.

Capitalized interest was $33 million and $88 million during the three and nine months ended September 30, 2016, respectively, compared to $19 million and $42 million during the three and nine months ended September 30, 2015, respectively. The increases in capitalized interest in both the three and nine month periods were due primarily to the MGM Cotai and MGM National Harbor projects.

Other, net

Other expense increased in the three months ended September 30, 2016 compared to the same period in the prior year due primarily to a $16 million loss on the early retirement of debt related to the $743 million 7.625% senior notes due 2017.  Other expense increased in the nine months ended September 30, 2016 compared to the same period in the prior year due primarily to the loss on early retirement of debt recorded in the third quarter of 2016 discussed above, as well as a $49 million loss incurred on the early retirement of debt related to the $1.23 billion aggregate principal amount of our outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016.

Non-operating items from unconsolidated affiliates

Non-operating expense from unconsolidated affiliates decreased in the three and nine months ended September 30, 2016 compared to the same periods in the prior years due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method.

Income taxes

Our effective tax rate for the three months ended September 30, 2016 increased from a benefit of 21.1% in the prior year quarter to a benefit of 8.7% in the current year quarter resulting in income tax benefit of $45 million for the three months ended September 30, 2016, compared to income tax benefit of $16 million for the three months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 increased from a benefit of 21.4% in the prior year quarter to a benefit of 1.3% in the current year quarter resulting in income tax benefit of $15 million for the nine months ended September 30, 2016, compared to income tax benefit of $77 million for the nine months ended September 30, 2015. The amount of foreign tax credits that we expect to benefit in 2016 will decrease significantly compared to 2015, resulting in less income tax benefit recorded through our effective tax rate for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. This decrease is partially offset by reduction of foreign tax credit valuation allowance in the three and nine months ended September 30, 2016. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts International stock option plan, which is not allocated to each reportable segment or operating segment, as applicable. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to operating resorts which were consolidated by the Company for both the entire current and prior year periods presented. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies. We present Adjusted Property EBITDA on a “same-store” basis as supplemental information for investors because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

We believe that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA and Same-store Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA and Same-store Adjusted Property EBITDA as the primary measure of domestic resorts operating performance.

Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA information may calculate Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA in a different manner.

The following table presents a reconciliation of Adjusted EBITDA to net income attributable to MGM Resorts International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)
Adjusted EBITDA	$662,441	$525,752	$2,206,957	$1,723,656
NV Energy exit expense	(139,335)	—	(139,335)	—
Preopening and start-up expenses	(31,660)	(16,510)	(78,444)	(50,270)
Property transactions, net and gain on Borgata transaction	431,046	(7,123)	425,061	(12,665)
Depreciation and amortization	(209,737)	(204,742)	(616,475)	(619,719)
Operating income	712,755	297,377	1,797,764	1,041,002
Non-operating income (expense)
Interest expense, net of amounts capitalized	(168,048)	(191,781)	(533,069)	(611,288)
Other, net	(28,442)	(27,354)	(112,944)	(72,436)
	(196,490)	(219,135)	(646,013)	(683,724)
Income before income taxes	516,265	78,242	1,151,751	357,278
Benefit for income taxes	44,995	16,493	15,205	76,570
Net income	561,260	94,735	1,166,956	433,848
Less: Net income attributable to noncontrolling interests	(25,641)	(28,310)	(90,185)	(100,114)
Net income attributable to MGM Resorts International	$535,619	$66,425	$1,076,771	$333,734

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2016
				Property
				Transactions,
		NV Energy	Preopening	Net and Gain	Depreciation
	Operating	Exit	and Start-up	on Borgata	and	Adjusted
	Income (Loss)	Expense	Expenses	Transaction	Amortization	EBITDA

	(In thousands)
Bellagio	$81,805	$23,815	$—	$(150)	$21,320	$126,790
MGM Grand Las Vegas	39,251	25,365	—	623	17,521	82,760
Mandalay Bay	26,641	29,123	223	797	22,512	79,296
The Mirage	14,438	13,813	—	16	9,799	38,066
Luxor	8,827	11,594	181	151	8,932	29,685
New York-New York	17,983	7,439	105	79	4,668	30,274
Excalibur	13,366	9,083	—	618	4,009	27,076
Monte Carlo	3,937	8,409	363	54	6,001	18,764
Circus Circus Las Vegas	4,923	10,694	—	104	4,049	19,770
MGM Grand Detroit	38,183	—	—	—	5,841	44,024
Beau Rivage	18,822	—	—	3	6,467	25,292
Gold Strike Tunica	9,788	—	—	10	2,484	12,282
Borgata	22,830	—	51	79	13,139	36,099
Domestic resorts	300,794	139,335	923	2,384	126,742	570,178
MGM China	84,304	—	8,298	(1,148)	58,414	149,868
Unconsolidated resorts	32,496	—	81	—	—	32,577
Management and other operations	(324)	—	—	—	1,625	1,301
	417,270	139,335	9,302	1,236	186,781	753,924
Stock compensation	(11,123)	—	—	—	—	(11,123)
Corporate	306,608	—	22,358	(432,282)	22,956	(80,360)
	$712,755	$139,335	$31,660	$(431,046)	$209,737	$662,441

	Three Months Ended September 30, 2015
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$72,646	$—	$—	$153	$23,028	$95,827
MGM Grand Las Vegas	43,889	—	—	17	18,276	62,182
Mandalay Bay	29,180	—	—	1,506	19,275	49,961
The Mirage	16,390	—	—	2	10,790	27,182
Luxor	12,490	—	(1)	36	9,170	21,695
New York-New York	19,023	—	1	878	4,929	24,831
Excalibur	17,606	—	—	46	3,621	21,273
Monte Carlo	11,345	—	1	1,070	8,956	21,372
Circus Circus Las Vegas	8,504	—	—	9	3,864	12,377
MGM Grand Detroit	27,254	—	—	—	6,118	33,372
Beau Rivage	20,161	—	—	7	6,511	26,679
Gold Strike Tunica	8,617	—	—	5	2,938	11,560
Other resort operations	2,963	—	—	—	15	2,978
Domestic resorts	290,068	—	1	3,729	117,491	411,289
MGM China	62,833	—	3,491	139	61,762	128,225
Unconsolidated resorts	56,380	—	970	—	—	57,350
Management and other operations	3,238	—	298	123	1,932	5,591
	412,519	—	4,760	3,991	181,185	602,455
Stock compensation	(7,386)	—	—	—	—	(7,386)
Corporate	(107,756)	—	11,750	3,132	23,557	(69,317)
	$297,377	$—	$16,510	$7,123	$204,742	$525,752

	Nine Months Ended September 30, 2016
				Property
				Transactions,
		NV Energy	Preopening	Net and Gain	Depreciation
	Operating	Exit	and Start-up	on Borgata	and	Adjusted
	Income (Loss)	Expense	Expenses	Transaction	Amortization	EBITDA

	(In thousands)
Bellagio	$271,058	$23,815	$—	$(89)	$66,195	$360,979
MGM Grand Las Vegas	180,806	25,365	—	1,123	53,849	261,143
Mandalay Bay	102,125	29,123	252	1,955	67,166	200,621
The Mirage	68,564	13,813	—	(397)	30,264	112,244
Luxor	39,873	11,594	1,625	524	27,514	81,130
New York-New York	68,476	7,439	477	179	15,084	91,655
Excalibur	51,076	9,083	—	3,587	12,161	75,907
Monte Carlo	30,208	8,409	508	206	22,553	61,884
Circus Circus Las Vegas	23,211	10,694	—	234	12,096	46,235
MGM Grand Detroit	110,029	—	—	—	17,827	127,856
Beau Rivage	56,472	—	—	(59)	19,714	76,127
Gold Strike Tunica	30,892	—	—	103	7,317	38,312
Borgata	22,830	—	51	79	13,139	36,099
Domestic resorts	1,055,620	139,335	2,913	7,445	364,879	1,570,192
MGM China	183,209	—	20,746	123	179,109	383,187
Unconsolidated resorts	492,420	—	3,168	—	—	495,588
Management and other operations	3,261	—	1,150	—	5,377	9,788
	1,734,510	139,335	27,977	7,568	549,365	2,458,755
Stock compensation	(31,432)	—	—	—	—	(31,432)
Corporate	94,686	—	50,467	(432,629)	67,110	(220,366)
	$1,797,764	$139,335	$78,444	$(425,061)	$616,475	$2,206,957

	Nine Months Ended September 30, 2015
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$220,097	$—	$—	$337	$68,363	$288,797
MGM Grand Las Vegas	144,505	—	—	99	55,434	200,038
Mandalay Bay	104,064	—	—	2,662	58,019	164,745
The Mirage	59,970	—	50	1,302	34,479	95,801
Luxor	33,993	—	(2)	88	28,243	62,322
New York-New York	60,932	—	(74)	1,142	15,040	77,040
Excalibur	48,514	—	—	128	10,956	59,598
Monte Carlo	41,289	—	2	1,599	20,848	63,738
Circus Circus Las Vegas	19,582	—	281	9	11,696	31,568
MGM Grand Detroit	91,799	—	—	—	17,924	109,723
Beau Rivage	47,217	—	—	7	19,560	66,784
Gold Strike Tunica	25,280	—	—	14	8,850	34,144
Other resort operations	4,467	—	—	—	466	4,933
Domestic resorts	901,709	—	257	7,387	349,878	1,259,231
MGM China	192,805	—	10,332	968	204,793	408,898
Unconsolidated resorts	215,218	—	2,413	—	—	217,631
Management and other operations	22,104	—	842	1,079	5,778	29,803
	1,331,836	—	13,844	9,434	560,449	1,915,563
Stock compensation	(22,280)	—	—	—	—	(22,280)
Corporate	(268,554)	—	36,426	3,231	59,270	(169,627)
	$1,041,002	$—	$50,270	$12,665	$619,719	$1,723,656

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at September 30, 2016 were $1.4 billion, which included $430 million at MGM China and $340 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $1 billion for the nine months ended September 30, 2016 compared to cash provided by operating activities of $738 million in the prior year period. Operating cash flows increased in the current year period due to an increase in operating income at our domestic resorts and a decrease in cash paid for interest, partially offset by a decrease in operating income at MGM China and an increase in cash paid for taxes. Cash provided by operating activities in the prior year was negatively affected by changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We made capital expenditures of $1.6 billion for the nine months ended September 30, 2016, of which $712 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $686 million related to the construction of MGM Cotai and $27 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $878 million included $557 million related to the construction of MGM National Harbor, $71 million related to the construction of MGM Springfield and $34 million related to the construction of The Park, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $1.0 billion for the nine months ended September 30, 2015, of which $405 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $372 million related to the construction of MGM Cotai and $33 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $595 million included $247 million and $33 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the

Mandalay Bay Convention Center, construction of The Park entertainment district, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts related to construction materials, furniture and fixtures, and external labor costs.

During the nine months ended September 30, 2016, we received $15 million of proceeds related to the partial disposition of our investment in the Las Vegas Arena Company, LLC, and we paid approximately $594 million and acquired cash of approximately $43 million in connection with the acquisition of  Boyd Gaming’s ownership interest in Borgata. Distributions from unconsolidated affiliates for the nine months ended September 30, 2016 primarily related to a $540 million distribution paid by CityCenter in May 2016.

Investments in and advances to unconsolidated affiliates for the nine months ended September 30, 2015 primarily represented investments in CityCenter pursuant to the completion guarantee and investments in the Las Vegas Arena Company. For the nine months ended September 30, 2015, investing activities also included proceeds of $20 million related to the sale of Railroad Pass and Gold Strike Jean, $203 million of distributions received from unconsolidated affiliates, which includes a $200 million distribution paid by CityCenter in April 2015, $200 million invested in certificates of deposit with original maturities longer than 90 days and proceeds of $770 million related to the maturity of certificates of deposits with original maturities longer than 90 days.

Financing activities. In the nine months ended September 30, 2016, we repaid net debt of $493 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior credit facility and entered into an amended and restated senior credit facility under which we borrowed $250 million, and the Operating Partnership borrowed $2.2 billion under its senior credit facility. In addition, MGM National Harbor borrowed $425 million under its credit facility; MGM China borrowed $206 million under its revolving credit facility, and we permanently repaid $584 million under Borgata’s credit facility. The following senior notes were issued during the nine months of 2016:

•	$500 million 4.625% senior notes, due 2026 issued by us;
•	$500 million 4.5% senior notes, due 2026 issued by the Operating Partnership; and
•	$1.05 billion 5.625% senior notes, due 2024 issued by the Operating Partnership.

We redeemed the following senior notes during the nine months of 2016:

•	$743 million 7.625% senior notes, due 2017 at a premium;
•	$732.7 million 7.5% senior notes, due 2016 at a premium;
•	$500 million 10% senior notes, due 2016 at a premium; and
•	$242.9 million 6.875% senior notes in April 2016 at maturity.

In the nine months ended September 30, 2015 we borrowed net debt of $109 million, which included $1.0 billion of borrowings under the MGM China credit facility and the repayment of $875 million 6.625% senior notes at maturity in July 2015 using cash on hand.

Additionally, we paid $138 million of debt issuance costs related to the senior notes issued in August 2016, the MGP financing transactions, the MGM National Harbor credit facility and the February 2016 amendment to the MGM China credit facility. During the nine months ended September 30, 2015, we paid $46 million of debt issuance costs related to the refinancing of the MGM Grand Paradise credit facility.

During the nine months ended September 30, 2016, MGP received proceeds of $1.2 billion in connection with the MGP IPO in April 2016 and paid $75 million of issuance costs related to the IPO, and we paid $100 million as part of the consideration for the purchase of an additional 188.1 million common shares of our MGM China subsidiary.

In July 2016, MGP paid a $15 million dividend to its Class A shareholders. In August 2016, MGM China paid an interim dividend of $58 million, of which $29 million was distributed to noncontrolling interests. In June 2016, MGM China paid a final dividend of $46 million of which $23 million was distributed to noncontrolling interests. MGM China paid a $400 million special dividend in March 2015 and a $120 million final dividend in June 2015, of which $196 million and $59 million was distributed to noncontrolling interests, respectively.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At September 30, 2016, we had $13 billion in principal amount of indebtedness, including $250 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.73 billion Operating Partnership senior credit facility, $1.8 billion outstanding under the $3.0 billion MGM China credit facility and $425 million outstanding under the $525 million MGM National Harbor credit facility. We have an estimated $734 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through September 30, 2016 and we expect to make capital investments as described below during the fourth quarter of 2016. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $205 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	Approximately $200 million in capital expenditures, including land costs, related to the MGM National Harbor project; and

•	Approximately $55 million in capital expenditures, including land costs, related to the MGM Springfield project.

During the last quarter of 2016, MGM China expects to spend approximately $23 million in capital improvements at MGM Macau and $385 million on the MGM Cotai project, excluding capitalized interest and land related costs.

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

MGP distributions. As a result of the Borgata transaction, MGP expects to pay quarterly distributions in cash of approximately $22 million, equal to $0.3875 per share ($89 million on an annualized basis, equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future without advance notice. On September 15, 2016, MGP’s Board of Directors declared a quarterly dividend of $0.3875 per Class A common share totaling $22 million, which was paid on October 14, 2016 to holders of record on September 30, 2016. We concurrently received a $72 million distribution attributable to Operating Partnership units owned by us from the Operating Partnership, which remained within the consolidated entity.

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual installments. As of September 30, 2016, MGM China had paid $159 million of the contract premium, including interest due on the semi-annual installments. Including interest on the remaining semi-annual installment, MGM China has approximately $15 million remaining payable for the land concession contract.

Principal Debt Arrangements

As discussed in “Executive Overview” in connection with the formation and IPO of MGP, we and MGP entered into several financing transactions including new principal debt agreements. See Note 5 to the accompanying consolidated financial statements for additional information regarding those agreements.

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

As of September 30, 2016, variable rate borrowings represented 35% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the MGP term loan B facility, over the 0.75% floor specified in the MGP senior credit facility), our annual interest cost would increase by $28 million based on gross amounts outstanding at September 30, 2016. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $18 million based on amounts outstanding at September 30, 2016. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016

	(In millions)
Fixed-rate	$—	$—	$475	$850	$1,500	$5,553	$8,378	$9,195
Average interest rate	N/A	N/A	11.4%	8.6%	6.3%	6.1%	6.7%
Variable rate	$8	$129	$847	$978	$81	$2,530	$4,573	$4,584
Average interest rate	3.7%	2.8%	2.4%	2.3%	3.2%	3.7%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of September 30, 2016, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $18 million.

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

•

James J. Murren, our Chairman, and Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the third quarter of 2016, the Company’s subsidiary, MGM China, implemented a new financial accounting package, with modules for finance, payroll and procurement. The implementation of the new system resulted in material changes to the nature and type of MGM China’s internal controls over financial reporting, including controls around procure-to-pay, fixed asset accounting, and record-to-report processes during the first three quarters of the year. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, made changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2016 as controls evolve under the new system. The Company believes that the internal control changes resulting from the implementation at MGM China will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of September 30, 2016, we have excluded the Borgata operations because these operations were acquired in a business combination on August 1, 2016. These operations represent approximately 7% of our total assets at September 30, 2016 and approximately 6% of our total net revenues for the quarter ended September 30, 2016. We intend to disclose any material changes in internal control over financial reporting with respect to the Borgata operations in the first annual assessment of internal control over financial reporting in which we are required to include Borgata.

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

On March 25, 2016, the objector filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. The appeal is in the briefing stage, with appellant’s opening brief having been filed on August 5, 2016; defendants/appellees and plaintiffs/appellees having filed their respective answering briefs on October 6, 2016; and a November 23, 2016 filing deadline for appellant’s optional reply brief. The Company and all other defendants plan to vigorously defend the Final Judgment on appeal. If the Final Judgment is affirmed, the Company may pursue an award of damages against the objector on the grounds that the appeal filed was frivolous. If the Final Judgment is reversed on appeal, the Company and other defendants will vigorously defend against the claims asserted in these securities cases.

Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those factors for the nine months ended September 30, 2016, except as discussed below.

Risks Related to Our Business

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. We are required to pay rent of $650 million, which increased from $550 million as a result of the Borgata transaction on August 1, 2016, (with annual escalators of 2% in the second through sixth years of the master lease and the possibility for additional 2% increases thereafter, as well as potential increases in percentage rent every 5 years) to MGP pursuant to and subject to the terms and conditions of the master lease. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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

•

cause us to lose our rights with respect to all of the properties if we fail to pay rent or other amounts or otherwise default on the master lease, given that all of the properties we lease from MGP under the master lease are effectively cross-collateralized as a result of the master lease being a single unitary lease.

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. We lease ten of our destination resorts (including Borgata) and The Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of 10 years with up to four additional five year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying for these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

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

James J. Murren, our Chairman, and Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP. James J. Murren serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP's management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

Despite our ability to exercise control over the affairs of MGP as a result of our ownership of the single outstanding Class B share of MGP, MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved by a conflicts committee comprised of independent directors of MGP, which could affect our ability to execute our operational and strategic objectives. We own the single outstanding Class B share of MGP. The Class B Share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP and which represents a majority of the voting power of MGP’s shares so long as the holder of the Class B share and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. We, therefore, have the ability to exercise significant control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval.

MGP’s operating agreement, however, provides that whenever a potential conflict of interest exists or arises between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand, any resolution or course of action by MGP’s board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to MGP if it is (i) approved by a majority of a conflicts committee which consists solely of “independent” directors (which MGP refers to as “Special Approval”) (such independence determined in accordance with the NYSE’s listing standards, the standards established by the Exchange Act to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by MGP’s board of directors to be fair and reasonable to MGP or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates). Furthermore, that MGP’s operating agreement provides that any transaction with a value, individually or in the aggregate, over $25 million between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand (any such transaction (other than the exercise of rights by us or any of our affiliates (other than MGP and its subsidiaries) under any of the material agreements entered into on the closing day of the formation transactions), a “Threshold Transaction”), shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates).

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

Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. Our substantial indebtedness and significant financial commitments, including our fixed annual lease payment to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of September 30, 2016, we had approximately $13 billion principal amount of indebtedness outstanding, including $250 million of borrowings outstanding under our senior secured credit facility and $1.25 billion of available borrowing capacity, and $1.8 billion, $2.1 billion and $425 million of debt outstanding under the MGM China, MGP, and MGM National Harbor credit facilities, respectively. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In connection with the MGP IPO and related financing transactions, the Operating Partnership, a subsidiary of MGP that we consolidate in our financial results, incurred approximately $3.7 billion of indebtedness. We do not guarantee MGM China’s, MGM National Harbor’s or the Operating Partnership’s obligations under their respective credit agreements and, to the extent MGM Macau, MGM National Harbor or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

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

Sale of Unregistered Securities

On August 15, 2016, the Company issued 7,060,492 common shares which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to MGM Resorts International Holdings, Ltd (“MRIH”), a subsidiary of the Company, for delivery to Expert Angels Limited (“EA”), a wholly owned subsidiary of Grand Paradise Macau Limited (“GPM”) which is controlled by Ms. Ho. See Note 8 in the accompanying consolidated financial statements for additional information.

The issuance of common shares was exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S, as EA and GPM each represented that it is an “accredited investor” and that it is not a “U.S. person” according to the definitions of each term in such regulations. Additionally, the transaction was conducted outside of the United States and the Company has a pre-existing relationship with the investors.

Item 6.	Exhibits

4.1

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.2

Fifth Supplemental Indenture, dated August 19, 2016, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 4.625% senior notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 19, 2016).

10.1

First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: November 9, 2016	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)