Form 10-K
period 2016-12-31
MGM Resorts International
filed 2017-03-01
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes            No    X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2016 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2016) was $8.9 billion.  As of February 24, 2017, 574,198,332  shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

MGM Resorts International is referred to as the “Company,” “MGM Resorts,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” Except where the context indicates otherwise, “MGP” refers to MGM Growth Properties LLC together with its consolidated subsidiaries.

Overview

Vision, Mission and Strategies

Our vision is to be the recognized global leader in entertainment and hospitality. We embrace innovation, diversity and inclusion to inspire excellence. We reward our employees, invest in our communities and enrich our stakeholders. We strive to Engage, Entertain and Exceed the expectations of our guests worldwide.

Our mission is to create a diverse collection of extraordinary people, distinctive brands and best-in-class destinations. Working together we create partnerships and experiences that Engage, Entertain, and Inspire our customers, our communities and our stakeholders.

The following are our strategic objectives:

•	Drive operational and balance sheet improvements to enhance shareholder value;
•	Enhance our culture and approach to operations to better leverage investments in critical foundational competencies that support a high performance organization;
•	Identify and execute on growth and development opportunities in key domestic and international markets to grow global presence; and
•	Continue to solidify the Company’s reputation as a global leader in the principles of Corporate Social Responsibility.

Reportable Segments

We have two reportable segments based on the similar characteristics of the operating segments: domestic resorts and MGM China. We currently own and operate 14 resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau (“MGM Cotai”). We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee. See “Resort Operations” below, as well as “Executive Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 in the accompanying notes to the consolidated financial statements, for additional information related to our segments.

Formation and Initial Public Offering of MGP

On April 25, 2016, MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, completed its initial public offering (“IPO”) of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share. MGP used the proceeds from the IPO to purchase operating partnership units in MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), to which we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage in exchange for Operating Partnership units in the Operating Partnership in connection with the IPO. A wholly owned subsidiary of the Operating Partnership (the “landlord”) subsequently leased the properties to a subsidiary of ours (the “tenant”) pursuant to a long-term triple-net master lease agreement (the “master lease”).

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through the Operating Partnership. MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the units in the Operating Partnership. The sole general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. We own MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as our and our controlled affiliates’ (excluding MGP’s) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. Subsequent to our acquisition of Borgata Hotel Casino and Spa (“Borgata”) on August 1, 2016 and subsequent contribution of Borgata’s real estate assets to MGP, as discussed below, our ownership in the Operating Partnership, which is controlled and consolidated by MGP, increased from 73.3% to 76.3%. As a result of the Borgata transaction, MGP’s ownership in the Operating Partnership was correspondingly reduced from 26.7% to 23.7%. The operating partnership units held by us are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee.

In connection with the formation of MGP, we borrowed $4.0 billion under certain bridge facilities, the proceeds of which were used to repay outstanding obligations under our prior senior credit facility and to redeem our 7.5% senior notes due 2016 and our 10% senior notes due 2016. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to a master contribution agreement by and between MGM, MGP and the Operating Partnership (the “master contribution agreement”). The Operating Partnership repaid the bridge facilities with a combination of proceeds from certain financing transactions and the proceeds from the IPO.

Acquisition of Borgata Hotel Casino & Spa

On August 1, 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Accordingly, we recorded a gain of approximately $430 million as a result of the acquisition of Borgata and resulting consolidation of Borgata, which we previously accounted for under the equity method. See Note 4 in the accompanying consolidated financial statements for additional information. Following completion of the acquisition, MGP subsequently acquired Borgata’s real property from a subsidiary of ours in exchange for the assumption by the landlord, a subsidiary of MGP, of $545 million of indebtedness from our subsidiary and the issuance of 27.4 million Operating Partnership units to our subsidiary. In connection with the Borgata transaction, we borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from the offering of its 4.5% senior notes due 2026. Pursuant to an amendment to the master lease, MGP, through the landlord, leased back the real property of Borgata to the tenant and as a result, initial rent payments to MGP increased by $100 million, prorated for the remainder of the first lease year after the Borgata transaction. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

Resort Operations

General

Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe we own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments and repay debt financings.

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

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our domestic resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We utilize third-party management for specific expertise in operations of restaurants and nightclubs. We lease space to retail and food and beverage operators, particularly for branding opportunities and when capital investment by us is not desirable or feasible.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2016. On August 1, 2016, we completed the acquisition of Boyd Gaming’s ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. On December 8, 2016, we opened MGM National Harbor, an integrated casino, hotel and entertainment resort. Except as otherwise indicated, we own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Domestic Resorts:
Las Vegas
Bellagio	3,933	155,000	1,839	151
MGM Grand Las Vegas (4)	6,133	160,000	1,662	130
Mandalay Bay (5)	4,752	155,000	1,239	77
The Mirage	3,044	93,000	1,284	81
Luxor	4,400	100,000	1,043	58
Excalibur	3,981	93,000	1,161	52
New York-New York	2,024	81,000	1,220	72
Monte Carlo	2,992	90,000	899	64
Circus Circus Las Vegas	3,764	95,000	1,251	43
Other
MGM Grand Detroit (Detroit, Michigan) (6)	400	127,000	3,581	114
Beau Rivage (Biloxi, Mississippi)	1,740	81,000	1,810	80
Gold Strike (Tunica, Mississippi)	1,133	48,000	1,194	58
Borgata (Atlantic City, New Jersey)	2,767	160,000	3,026	186
MGM National Harbor (Prince George's County, Maryland)	308	125,000	3,241	126
Subtotal	41,371	1,563,000	24,450	1,292
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	582	324,000	1,060	416
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (7)	5,891	139,000	1,581	125
Grand Victoria – 50% owned (Elgin, Illinois) (8)	—	30,000	1,088	42
Subtotal	5,891	169,000	2,669	167
Grand total	47,844	2,056,000	28,179	1,875

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)	Includes 1,171 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(7)

Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 condo-hotel units. As of December 31, 2016, 147 units have been sold and closed, of which 65 units were contracted to participate in a hotel rental program managed by CityCenter. The remaining 1,348 unsold units are being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(8)	The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, which also operates the resort.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Domestic resorts. Over half of the net revenue from our domestic resorts is derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customers and utilize our significant convention and meeting facilities to allow us to maximize hotel occupancy and customer volumes which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities.

Our casino operations feature a variety of slots, table games, and race and sports book wagering. In addition, we offer our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere.

MGM China. We acquired an additional 4.95% interest in MGM China Holdings Limited (“MGM China”) on September 1, 2016, which increased our ownership to approximately 56%. We have a controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Macau is the world’s largest gaming destination in terms of revenue and we expect future growth in the Asian gaming market to drive additional visitation at MGM Macau and our future property on the Cotai Strip.

Our current MGM China operations relate to MGM Macau and the development of MGM Cotai, discussed further below. Revenues at MGM Macau are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., and expires in 2020. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop MGM Cotai on an approximately 18 acre site on the Cotai Strip. The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

Construction of MGM Cotai commenced in 2013 and it is expected to open in the second half of 2017. China State Construction Engineering Corporation serves as the sole general contractor for the project. MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. The total estimated project budget is $3.3 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

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

Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Las Vegas Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 149,300 and 149,200 guestrooms in Las Vegas at December 31, 2016 and 2015, respectively. At December 31, 2016, we operated approximately 27% of the guestrooms in Las Vegas. Las Vegas visitor volume was 42.9 million in 2016, a 1.5% increase from the 42.3 million reported for 2015. Major competitors, including new entrants, have either recently expanded their hotel room capacity or have plans to expand their capacity or construct new resorts in Las Vegas. Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas.

Outside Nevada, our resorts primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Atlantic City, New Jersey we compete with other Atlantic City casinos as well as casinos in Pennsylvania and Maryland. In Washington, D.C. we compete with other Maryland casinos as well as casinos in Pennsylvania and New Jersey. In Biloxi and Tunica, Mississippi we compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

MGM China. The three primary customer segments in the Macau gaming market are VIP casino gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. Gaming promoters operate VIP gaming rooms within the property. In exchange for their services, gaming promoters are compensated through payment of revenue-sharing arrangements and rolling chip turnover based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. These clientele are acquired through our direct marketing efforts. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future. To target premium main floor players in order to grow revenue and improve yield, we have introduced premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots, to the main floor gaming area. The amenities create a dedicated exclusive gaming space for the use of premium main floor players.

Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, we face competition at our Macau and Cotai properties from concessionaires who have expanded their operations, primarily on the Cotai Strip, with several openings having occurred during 2016 and additional openings expected during 2017.

We encounter competition from major gaming centers located in other areas of Asia and around the world, including Singapore, Korea, Australia, New Zealand, Malaysia, Vietnam, Cambodia, the Philippines, Russia, cruise ships in Asia that offer gaming and from unlicensed gaming operations in the region.

Corporate and other. Much like our domestic resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests and the location of their resorts. Aria, which we manage and own 50% through CityCenter, appeals to the upper end of each segment in the Las Vegas market and competes with our domestic casino resorts and other resorts on the Las Vegas Strip. Grand Victoria, our other unconsolidated affiliate, mainly competes for customers against casino resorts in the Chicago metropolitan market.

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

Domestic resorts. M life Rewards, our customer loyalty program, is a broad-based program recognizing and rewarding customer spending across many channels focusing on wallet share capture and increased loyalty through unique benefits and rewards. M life Rewards provides access to members-only events and exclusive experiences. M life Rewards is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Members may earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices or the front desk at participating properties. Points may also be redeemed for free slot play on participating machines. Members can utilize the M life Rewards website, www.mlife.com, to see offers, tier levels and point and Express Comps balances. In addition, we offer a complimentary magazine — M life Magazine — to highlight customers’ experiences and showcase “Moments” that members can redeem through the accumulation of Express Comps.

Our direct marketing efforts utilize advanced analytic techniques that identify customer preferences and help predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships.

We also utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek in North Las Vegas. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. Marketing efforts at Beau Rivage in Biloxi, Mississippi benefit from the Fallen Oak golf course located 20 minutes north of Beau Rivage. Additionally, we use entertainment as a marketing tool. We often provide to our customers free or discounted tickets or presale opportunities as well as occasionally offering packages that include entertainment tickets with rooms and other amenities.

MGM China. In January 2017, MGM Macau launched M life Rewards with a focus on non-gaming rewards to cater to an increasing number of resort and leisure customers expected with the opening of the MGM Cotai property. For customers who are primarily focused on gaming, the Golden Lion Club will continue to provide benefits to a range of members from lower spending through the highest level VIP cash players. The structured rewards systems based on member value and tier level ensures that customers can progressively access the full range of services that the resort provides. Both programs, M life Rewards and Golden Lion Club, which was used prior to the launch of M life Rewards, are aspirational by design and uniquely focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend. Information from the Golden Lion Club is used to analyze customer usage by segment and individual player profile. MGM Macau has invested in the leading mobile, customer relationship management and call center technologies to ensure that all customers get great experiences and rewards.

In addition to the M life program, MGM Macau has also created and continues to expand several luxurious private gaming salons that provide distinctive, high-end environments for the VIP players brought to the resort through gaming promoters and the in-house VIP marketing team. MGM Macau has created a variety of incentive programs to reward gaming promoters for increased business and efficiency.

Technology

We utilize various types of technology to maximize revenue, drive efficiency in our operations, and serve our customers more effectively. We continue to automate our IT operations to shift costs related to operation to spend on innovation. We also are implementing leading technology solutions for all MGM major lines of businesses. We utilize data and analytics to help us make timely and accurate business decisions. We have adopted cloud first strategy to use the cloud when possible to increase our agility and speed to market.

We continue to enhance our eCommerce platform, which is critical to the digital platforms that support our domestic portfolio of casino resorts. Our eCommerce platform provides our guests and business partners a premier digital experience where they have the ability to create an all-inclusive experience, from accommodations to dining to shows with real time recommendations provided based on the guests’ shopping experience. Available through our domestic resorts’ individual websites and our loyalty program website (www.mlife.com), the eCommerce platform gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. In addition, this platform also provides our contact center agents in Las Vegas a unified and integrated customer service application, allowing our agents to provide fast, efficient, and pertinent service to our guests.

Employees and Management

We believe that knowledgeable, friendly and dedicated employees are a primary success factor in the hospitality industry. Therefore, we invest heavily in recruiting, training, motivating and retaining exceptional employees, and we seek to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. We believe our internal development programs, such as the MGM Resorts University and various leadership and management training programs, are best in class among our industry peers.

Corporate Social Responsibility

We seek to conduct our business in an effective, socially responsible way which we regard as essential to maximizing shareholder value. Our corporate social responsibility efforts are overseen by the Corporate Social Responsibility Committee of our Board of Directors.

Diversity and inclusion. Diversity and inclusion are fundamental to our Company’s value system, our people philosophy, our cultural life and therefore, our competitive advantage as an employer and destination of choice for our global customer base. Our diversity initiative at our resorts fosters employee engagement, individual responsibility, team collaboration, leadership competency, high performance and innovation. Our diversity initiative has been widely recognized for many years through numerous awards and accolades.

Philanthropy and community engagement. Our host community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families. Our community platform features three main programs: our Corporate Giving Program, our employee-funded MGM Resorts Foundation and our Employee Volunteer Program. Through these channels, we make financial and in-kind donations, contribute volunteer service and participate in civic and non-profit organizations and issues that advance the quality of life in our communities. Key investment areas include hunger relief, diversity, public education, health and wellness and environmental sustainability.

Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives in energy and water conservation, recycling and waste management, sustainable supply chain and green building. Certain of our casino resorts in Nevada and our casino resort in Michigan were the first in each state to earn certification from Green Key, the largest international program evaluating sustainable hotel operations. We received certifications at most of our domestic resorts and Aria and Vdara at CityCenter. Aria, Vdara, Bellagio and Mandalay Bay have all received “Five Green Key,” the highest possible rating. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

In addition, we believe that incorporating the tenets of sustainability in our business decisions advances a platform for innovation and operational efficiency. CityCenter (Aria, Vdara, Veer and Mandarin Oriental Las Vegas) is one of the world’s largest private sustainable developments. With six LEED® Gold certifications from the U.S. Green Building Council (the “Council”), CityCenter serves as the standard for combining luxury and environmental responsibility within the large-scale hospitality industry. Also, MGM National Harbor, The Park, and T-Mobile Arena have all been awarded LEED® Gold certification by the Council.

At MGM China, we incorporate the same commitment to environmental preservation. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM China being included in the Hang Seng Sustainability Index on the Hong Kong Stock Exchange, and MGM Cotai, our new integrated resort scheduled to open in the second half of 2017 achieving the China Green Building (Macau) Design label from the China Green Building and Energy Saving (Macau) Association.

The construction of MGM Springfield will further position MGM Resorts as a leader in sustainable resort operations, and by adopting innovative technologies in the design and operating practices of this resort, we are advancing our commitment to protecting our planet in new regions.

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

We regularly evaluate possible expansion and acquisition opportunities in domestic and international markets. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada, or in states other than Nevada, or outside of the United States. We leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands are well-suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

MGM Springfield

A subsidiary of ours was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. Plans for the resort currently include a casino with approximately 3,000 slots and 100 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,375-space parking garage, with an expected development and construction cost of approximately $865 million, excluding capitalized interest and land related costs. Construction of MGM Springfield is expected to be completed in late 2018.

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Borgata (following the acquisition of Boyd Gaming’s ownership interest in Borgata), Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2016, we had approximately 52,000 full-time and 17,000 part-time employees domestically, of which 6,000 and 2,000, respectively, support the Company’s management agreements with CityCenter. In addition, we had approximately 6,000 employees at MGM Macau. We had collective bargaining agreements with unions covering approximately 34,000 of our employees as of December 31, 2016. No collective bargaining agreements covering sizable numbers of our employees are scheduled to expire in 2017. In 2016 and early 2017, we entered into initial collective bargaining agreements for certain employee groups at The Mirage, Bellagio, Aria, Vdara, Monte Carlo and Gold Strike Tunica. Beau Rivage is currently engaged in negotiations for an initial collective bargaining agreement with a council of unions representing various hotel and food and beverage constituencies. Mandalay Bay is currently engaged in negotiations for an initial collective bargaining agreement for two employee groups. MGM National Harbor will begin negotiating in 2017 for initial bargaining agreements with several employee groups. As of December 31, 2016, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements. We consider our employee relations to be good.

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

Our businesses are subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, employees, currency transactions, taxation, zoning and building codes (including regulations under the Americans with Disabilities Act, which requires all public accommodations to meet certain federal requirements related to access and use by persons with disabilities), construction, land use and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2016 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, our expectations with respect to future cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•

our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

•

current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures and investments as well as pursue strategic initiatives;

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
•

James J. Murren, our Chairman, Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP;

•

the fact that MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved by a conflict committee comprised of independent directors of MGP;

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the markets in which we operate and in the locations in which our customers reside;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
•	our ability to sustain continued improvements as a result of our Profit Growth Plan;

•	restrictions on our ability to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China;
•

the ability of the Macau government to terminate MGM Grand Paradise’s gaming subconcession under certain circumstances without compensating MGM Grand Paradise, or refuse to grant MGM Grand Paradise an extension of the subconcession, which is scheduled to expire on March 31, 2020;

•	our ability to build and open our development in Cotai by January 2018;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;
•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect all such gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that current and future construction or development projects will be susceptible to substantial development and construction risks;
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
•

the potential that failure to maintain the integrity of our computer systems and internal customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;

•	increases in gaming taxes and fees in the jurisdictions in which we operate; and
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange.

Any forward-looking statement made by us in this Form 10-K or our 2016 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of March 1, 2017, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	55	Chairman and Chief Executive Officer
Robert H. Baldwin	66	Chief Customer Development Officer
William J. Hornbuckle	59	President
Corey I. Sanders	53	Chief Operating Officer
Daniel J. D’Arrigo	48	Executive Vice President and Chief Financial Officer
Phyllis A. James	64	Executive Vice President, Chief Diversity and Corporate Responsibility Officer
John M. McManus	49	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	61	Executive Vice President and Chief Accounting Officer

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

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and as Treasurer from September 2009 to June 2016. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.

Ms. James has served as Executive Vice President, Chief Diversity and Corporate Responsibility Officer since October 2016. She served as Executive Vice President and Special Counsel—Litigation from July 2010 to October 2016 and as Chief Diversity Officer since 2009. She served as Senior Vice President, Senior Counsel and then Deputy General Counsel of the Company from March 2002 to July 2010.

Mr. McManus has served as Executive Vice President, General Counsel and Secretary since July 2010. He served as Senior Vice President, Acting General Counsel and Secretary of the Company from December 2009 to July 2010. He served as Senior Vice President, Deputy General Counsel and Assistant Secretary from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from July 2008 to September 2009. He served as counsel to various operating subsidiaries from May 2001 to July 2008.

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

These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Because of the time differences between Macau and the United States, we also use our corporate website as a means of posting important information about MGM China.

References in this document to our website address or the M Life Rewards website address do not incorporate by reference the information contained on the websites into this Annual Report on Form 10-K.

12

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2016, we had approximately $13.1 billion principal amount of indebtedness outstanding, including $250 million of borrowings outstanding and $1.2 billion of available borrowing capacity under our senior secured credit facility, and $1.9 billion, $2.1 billion and $450 million of debt outstanding under the MGM China, Operating Partnership, and MGM National Harbor credit facilities, respectively. In addition, the Operating Partnership has $1.55 billion of senior notes outstanding. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s, MGM National Harbor’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM Macau, MGM National Harbor or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

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

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished (and, under the master lease we are required to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties included under the master lease on capital expenditures at those properties). Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including our development project in Massachusetts, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

•

Current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments depends on our ability to generate cash flow in the future, receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China and the Operating Partnership, borrow under our senior secured credit facility or incur new indebtedness. If regional and national economic conditions deteriorate we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments. We cannot assure you that our business will generate sufficient cash flow from operations, continue to receive distributions from our unconsolidated affiliates or subsidiaries, including MGM China and the Operating Partnership, that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us.

We have a significant amount of indebtedness maturing in 2018, and thereafter. Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness. In addition, our senior secured credit facility requires us to satisfy certain financial covenants, including a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. Any default under our senior secured credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt.

In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility and the Operating Partnership and MGM National Harbor, LLC are each borrowers under their respective senior secured credit facilities, all of which contain covenants that restrict the respective borrower’s ability to engage in certain transactions. In particular, these credit agreements require MGM China, the Operating Partnership and MGM National Harbor, LLC to satisfy certain financial covenants and impose certain operating and financial restrictions on MGM China, the Operating Partnership and MGM National Harbor, LLC, and each of their subsidiaries (including, with respect to MGM China, MGM Grand Paradise), respectively. These restrictions include, among other things, limitations on their ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

•

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. We are required to pay annual rent of $650 million, which increased from $550 million as a result of the Borgata transaction on August 1, 2016 (with annual escalators of 2% in the second through sixth years of the master lease and the possibility for additional 2% increases thereafter, as well as potential increases in percentage rent every five years), to MGP pursuant to and subject to the terms and conditions of the master lease. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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
•

cause us to lose our rights with respect to all of the properties leased under the master lease if we fail to pay rent or other amounts or otherwise default on the master lease, given that all of the properties we lease from MGP under the master lease are effectively cross-collateralized as a result of the master lease being a single unitary lease.

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business

•

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow. The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere.

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia (including Singapore, Korea, Australia, New Zealand, Malaysia, Vietnam, Cambodia, the Philippines, Russia, cruise ships in Asia that offer gaming, and unlicensed gaming operations), certain countries in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or online gaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities (for example, the facilities currently being developed in Cotai, Macau are expected to increase total hotel room inventory by 10% through 2018 and significantly increase other gaming and non-gaming offerings in Macau), we would face increased competition.

Most jurisdictions where casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise. Furthermore, certain jurisdictions, including Nevada and New Jersey, have also legalized forms of online gaming and other jurisdictions, including Illinois, have legalized video gaming terminals. The expansion of online gaming and other types of gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

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

We also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act"”, which, among other things, requires us to report to the Internal Revenue Service (“IRS”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report certain suspicious activity where we know, suspect or have reason to suspect transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic examinations by the IRS. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

•

Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. Aria, Bellagio and MGM Grand Las Vegas in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the prior recession and downturn in consumer and corporate spending had a negative impact on our results of operations.

In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas imposed by the government), could disrupt the number of visitors from mainland China to MGM Macau and/or the amounts they are willing to spend in the casino. For example, from 2008 through 2010, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period. In addition, effective October 2013, China banned “zero‑fare” tour groups involving no or low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China, and in December 2014 the Chinese government tightened the enforcement of visa transit rules for those seeking to enter Macau at the Gongbei border (including requirements to present an airplane ticket to a destination country, a visa issued by such destination country and a valid Chinese passport). It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources. Our success in Macau will be impacted by our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of new developments in Macau. While we seek employees from other countries to adequately staff our resorts, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase. In addition, limitations on the number of gaming tables permitted by the Macau government could impact our current expectation on the number of table games we will be able to utilize at our Cotai project. Such limitations or reduction in table game availability may impact MGM China’s results of operations. Finally, because additional casino projects are under construction and are to be developed in the future, existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our development in Cotai, Macau, could be negatively impacted.

•

We may not be able to sustain continued improvements as a result of our Profit Growth Plan. In 2015, we commenced an initiative for sustained growth and margin enhancement, focused on improving our business processes to optimize scale for greater efficiency and lower costs throughout our business. While we believe these initiatives will continue to result in Adjusted EBITDA benefit, our optimization efforts may fail to achieve expected results or we may not be able to sustain our historic efforts to produce continuous improvements. In addition, while we expect to continue to explore additional opportunities to drive further improvement to our business processes, we may not be able to achieve the historic Adjusted EBITDA benefits at the same rate (or at all) and we may not be able to institutionalize the continuous improvement business practices that developed in connection with implementing the Profit Growth Plan.

•

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements. We intend to pay ongoing regular quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our ability to pay dividends is restricted by certain covenants in our credit agreement, and because we are a holding company with no material direct operations, we are dependent on receiving cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. We expect our subsidiaries will continue to generate significant cash flow necessary to maintain quarterly dividend payments on our common stock, however, their ability to generate funds will be subject to their operating results, cash requirements and financial condition, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing any indebtedness at such subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of their respective cash obligations. As a consequence of these various limitations and restrictions, future dividend payments may be reduced or eliminated. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

•

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. We lease ten of our destination resorts and The Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of ten years with up to four additional five year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying for these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties, should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

•

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

•

James J. Murren, our Chairman, Daniel J. Taylor, one of our directors, and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP. James J. Murren serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP and William J. Hornbuckle, Elisa C. Gois, and John M. McManus, members of our senior management, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP's management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

•

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

MGP’s operating agreement, however, provides that whenever a potential conflict of interest exists or arises between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand, any resolution or course of action by MGP’s board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to MGP if it is (i) approved by a majority of a conflicts committee which consists solely of “independent” directors (which MGP refers to as “Special Approval”) (such independence determined in accordance with the NYSE’s listing standards, the standards established by the Exchange Act to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by MGP’s board of directors to be fair and reasonable to MGP or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates). Furthermore, that MGP’s operating agreement provides that any transaction with a value, individually or in the aggregate, over $25 million between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand (any such transaction (other than the exercise of rights by us or any of our affiliates (other than MGP and its subsidiaries) under any of the material agreements entered into on the closing day of MGP’s formation transactions), a “Threshold Transaction”), shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates).

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

•

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) March 31, 2020, (ii) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) the date when our ownership of MGM China shares is less than 20% of the then-issued share capital of MGM China.

•

The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession in 2017 or refuse to grant MGM Grand Paradise an extension of the subconcession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

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

•

We are required to build and open our development in Cotai, Macau by January 2018. If we are unable to meet this deadline, and the deadline for the development is not extended, we may lose the land concession, which would prohibit us from operating any facilities developed under such land concession. The land concession for the approximately 18 acre site on Cotai, Macau was officially gazetted on January 9, 2013. If we are unable to build and open our proposed resort and casino by January 2018, and the deadline is not extended, the Macau government has the right to unilaterally terminate the land concession contract. Although MGM Cotai is expected to open in the second half of 2017, there can be no assurances that the opening will occur within the anticipated timeframe. A loss of the land concession could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

MGM Grand Paradise is dependent upon gaming promoters for a significant portion of gaming revenues in Macau. Gaming promoters, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise’s gaming revenues in Macau. With the rise in gaming in Macau and the recent reduction in the number of licensed gaming promoters in Macau and in the number of VIP rooms operated by licensed gaming promoters, the competition for relationships with gaming promoters has increased. While MGM Grand Paradise is undertaking initiatives to strengthen relationships with gaming promoters, there can be no assurance that it will be able to maintain, or grow, relationships with gaming promoters. In addition, continued reductions in, and new regulations governing, the gaming promoter segment may result in the closure of additional VIP rooms in Macau, including VIP rooms at MGM Macau. If MGM Grand Paradise is unable to maintain or grow relationships with gaming promoters, or if gaming promoters are unable to develop or maintain relationships with our high-end customers (or if, as a result of recent market conditions in Macau, gaming promoters encounter difficulties attracting patrons to come to Macau or experience decreased liquidity limiting their ability to grant credit to patrons), MGM Grand Paradise’s ability to grow gaming revenues will be hampered. Furthermore, if existing VIP rooms at MGM Macau are closed there can be no assurance that MGM Grand Paradise will be able to locate acceptable gaming promoters to run such VIP rooms in the future in a timely manner, or at all.

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

•

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant foreign tax credit deferred tax assets resulting from tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions about operating profits in the U.S. and abroad. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance. For example, a change to our forecasts of future profitability of and distributions from MGM China or a change in our assumptions concerning future U.S. operating profits could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period. In addition, a renewal in a future period of the exemption from Macau’s 12% complementary tax on gaming profits could have a material impact on the provision for income taxes in such period.

Finally, changes in U.S. tax law under consideration as part of broader corporate tax reform, namely a change from a worldwide to a territorial tax system, could eliminate our ability to utilize some portion or all of our foreign tax credits in future periods and such change could result in a material change in the valuation allowance, or elimination of the foreign tax credit deferred tax asset in its entirety, with a corresponding impact on the provision for income taxes in the period of such change.

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

•

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables. We conduct a portion of our gaming activities on a credit basis through the issuance of markers which are unsecured instruments. Table games players typically are issued more markers than slot players, and high-end players typically are issued more markers than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. Furthermore, the loss or a reduction in the play of the most significant of these high-end customers could have an adverse effect on our business, financial condition, results of operations and cash flows. We issue markers to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. In addition, MGM Grand Paradise extends credit to certain gaming promoters and those promoters can extend credit to their customers. Uncollectible receivables from high-end customers and gaming promoters could have a significant impact on our results of operations.

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

Any of our future construction, development or expansion projects will be subject to a number of risks, including:

•	lack of sufficient, or delays in the availability of, financing;
•	changes to plans and specifications;
•	engineering problems, including defective plans and specifications;
•	shortages of, and price increases in, energy, materials and skilled and unskilled labor, and inflation in key supply markets;
•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, residential, real estate development or construction projects;
•	labor disputes or work stoppages;
•	availability of qualified contractors and subcontractors;

•	disputes with and defaults by contractors and subcontractors;
•	personal injuries to workers and other persons;
•	environmental, health and safety issues, including site accidents and the spread of viruses;
•	weather interferences or delays;
•	fires, typhoons and other natural disasters;
•	geological, construction, excavation, regulatory and equipment problems; and
•	other unanticipated circumstances or cost increases.

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake. For instance, we currently expect the total development costs of our Cotai project to be approximately $3.3 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs, and we currently expect total development costs of our Massachusetts project to be approximately $865 million, excluding capitalized interest and land-related costs. While we believe that the overall budgets for these developments are reasonable, these development costs are estimates and the actual development costs may be higher than expected. We cannot guarantee that our construction costs or total project costs for future projects, including our developments in Cotai and Massachusetts, will not increase beyond amounts initially budgeted or that the expected design and features of current or future projects will not change. In addition, the regulatory approvals associated with our development projects may require us to open future casino resorts by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction or incur payment penalties in connection with any delays which could have an adverse effect on our results of operations and financial condition.

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

•

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval. As of February 21, 2017, Tracinda Corporation beneficially owned approximately 12% of our outstanding common stock and as a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions. Upon Mr. Kirk Kerkorian’s passing, Tracinda’s position in our common stock became subject to the terms of Mr. Kerkorian’s last will and testament, which provides for an orderly disposition of Tracinda’s position in our common stock. As a result, while we expect that Tracinda’s ownership of our common stock will decline in the future, Tracinda has not indicated when, if or how it intends to sell its position in our common stock.

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

•

We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. Please see the further discussion in “Legal Proceedings” and Note 13 in the accompanying consolidated financial statements.

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2016, approximately 34,000 of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the National Retirement Fund, Former HEREIU and Local 54, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

We also rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems, through cyber attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. For instance, there has been an increase in criminal cyber security attacks against companies where customer and company information has been compromised and company data has been destroyed. Our information systems and records, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. In addition, our third-party information system service providers face risks relating to cyber security similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

•

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful. We intend to consider strategic and complementary acquisitions and investments in other businesses, properties or other assets. Furthermore, we may pursue any of these opportunities in alliance with third parties, including MGP. Acquisitions and investments in businesses, properties or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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

In addition, we periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets or could be sold at significant premiums. From time to time, we may attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

•

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected. For instance, income generated from gaming operations of MGM Grand Paradise currently has the benefit of a corporate tax exemption in Macau, which exempts us from paying the 12% complementary tax on profits generated by the operation of casino games. This exemption is effective through March 31, 2020, which also runs concurrent with the end of the term of the current gaming subconcession. Due to the uncertainty concerning taxation after the subconcession renewal process, we cannot assure you that any extensions of the tax exemption will be granted beyond March 31, 2020.

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

Our principal executive offices are located at Bellagio. Our significant land holdings are described below; unless otherwise indicated, all properties are directly or indirectly owned by us. We also own or lease various other improved and unimproved properties in Las Vegas and other locations in the United States and certain foreign countries.

Domestic resorts and other land

The following table lists our domestic resorts land holdings, ground leases and other land holdings on a consolidated basis, including land held in connection with our proposed development properties and land held by a subsidiary of the Operating Partnership, which we lease pursuant to the terms of the master lease.

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations
Bellagio	77	Two acres of the site are subject to two ground leases that expire (after giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	124
The Mirage	77
Luxor	73	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur	51
New York-New York	23	Includes three acres of land related to The Park entertainment district development located between Monte Carlo and New York-New York.
Monte Carlo	21
Circus Circus Las Vegas	102	Includes 34 acres of land located north of Circus Circus Las Vegas.
Other domestic operations
MGM Grand Detroit (Detroit, Michigan)	27
Beau Rivage (Biloxi, Mississippi)	42	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (after giving effect to our renewal options) in 2066.
Gold Strike (Tunica, Mississippi)	24
MGM National Harbor (Prince George's County, Maryland)	23	All 23 acres are subject to a ground lease that expires (after giving effect to our renewal options) in 2118.
Borgata (Atlantic City, New Jersey)	46	11 acres of this site are subject to four ground leases that expire in 2070.
Other
T-Mobile Arena (Las Vegas, Nevada)	17	Located adjacent to New York-New York and leased under a 50 year ground lease to Las Vegas Arena Company.
MGM Springfield (Springfield, Massachusetts)	15
Tunica, Mississippi	388	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	134	Approximately 74 acres are suitable for development.
Shadow Creek Golf Course (North Las Vegas, Nevada)	310	Includes 66 acres of land adjacent to the golf course.
Fallen Oak Golf Course (Saucier, Mississippi)	511
Primm Valley Golf Club (Stateline, California)	573	Located at the California state line, four miles from Primm, Nevada. Includes 125 acres of land adjacent to the golf club.

The land and substantially all of the assets of MGM Grand Las Vegas and Bellagio secure the obligations under our senior credit facility. In addition, the senior credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own MGM Grand Las Vegas and Bellagio.

MGM China

MGM Macau occupies an approximately 10 acre site and the MGM Cotai development occupies an approximately 18 acre site, both of which are possessed under separate 25-year land use right agreements with the Macau government. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai and MGM Macau land use rights, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. As of December 31, 2016, approximately $1.9 billion was outstanding under the MGM China credit facility. These borrowings are non-recourse to MGM Resorts International.

MGM National Harbor

MGM National Harbor occupies approximately 23 acres of leased land in Prince George’s County, Maryland. As of December 31, 2016, approximately $450 million was outstanding under the MGM National Harbor credit facility. The credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor.

Operating Partnership

In connection with the initial public offering of MGP and the Borgata transaction, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Borgata and Beau Rivage were transferred to a subsidiary of the Operating Partnership in which we have a controlling interest. All of these properties secure the obligations under the Operating Partnership’s credit agreement and are leased by us under a master lease that expires in 2046 (after giving effect to our renewal options).

Unconsolidated Affiliates

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The main site, along with substantially all of CityCenter’s assets, serves as collateral for CityCenter’s senior secured credit facility. As of December 31, 2016, CityCenter had not drawn on its $75 million revolving credit facility and had $1.2 billion in term loans outstanding. These borrowings are non-recourse to us.

The Las Vegas Arena Company leases under a long-term ground lease approximately 17 acres of land owned by us and located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. Substantially all of the assets of Las Vegas Arena Company are used as collateral for its senior secured credit facility. In connection with this senior secured credit facility, we and Anschutz Entertainment Group, Inc. (“AEG”) each entered into a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2016, the outstanding principal balance under term loan A was $150 million and the outstanding principal balance under term loan B was $50 million. See Note 13 to the accompanying consolidated financial statements for discussion of our repayment guarantee related to the T-Mobile Arena.

Other than as described above, none of our properties are subject to any major encumbrance.

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

The state and federal court derivative actions were dismissed pursuant to defendants’ motions. In November 2009, the U.S. District Court for Nevada consolidated the remaining cases Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-

LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. The consolidated case names the Company and certain former and current directors and officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

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

On March 1, 2016, the court entered a Final Judgment and Order of Dismissal with Prejudice (the “Final Judgment”) of the two cases consolidated under In re MGM MIRAGE Securities Litigation.  Of the thousands of putative class members, only one objected to the adequacy of the settlement. The court entered the Final Judgment over his objection, finding that the settlement was fair, reasonable and adequate to the settlement class in all respects, and dismissed the actions and all released claims with prejudice as to all defendants, and expressly provided that neither the settlement nor associated negotiations and proceedings constitute an admission or evidence of liability, fault or omission by the defendants.

On March 25, 2016, the sole objector to the adequacy of the settlement filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. The appeal has been fully briefed and is awaiting an order from the court of appeals.

If the Final Judgment is reversed on appeal, the case would be remanded and the Company and all other defendants plan to continue to vigorously defend against the claims asserted in these securities cases.

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

Common Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MGM.” The following table sets forth, for the calendar quarters indicated, the intra-day high and low sale prices per share of our common stock on the NYSE Composite Tape.

	2016		2015
	High	Low	High	Low

First quarter	$22.97	$16.18	$23.25	$18.82
Second quarter	25.29	20.59	22.65	17.50
Third quarter	26.49	22.33	22.77	16.84
Fourth quarter	30.62	25.25	24.41	18.19

There were approximately 3,881 record holders of our common stock as of February 24, 2017.

On February 15, 2017, the Board of Directors approved a quarterly dividend of $0.11 per share. This dividend is payable on March 15, 2017, to stockholders of record as of the close of business on March 10, 2017. The amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors and the contractual limitations described below who will evaluate our dividend policy from time to time based on factors it deems relevant. In addition, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the MGM National Harbor, Operating Partnership, and MGM China credit facilities each contain limitations on the ability of the applicable subsidiary under each credit agreement to pay dividends to us. There can be no assurance that we will continue to pay dividends in the future.

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

	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Net revenues	$9,455,123	$9,190,068	$10,081,984	$9,809,663	$9,160,844
Operating income (loss)	2,079,787	(156,232)	1,323,538	1,137,281	121,351
Net income (loss)	1,236,878	(1,039,649)	127,178	41,374	(1,616,912)
Net income (loss) attributable to MGM Resorts International	1,101,440	(447,720)	(149,873)	(171,734)	(1,767,691)
Earnings per share of common stock attributable to MGM Resorts International:
Basic:
Net income (loss) per share	$1.94	$(0.82)	$(0.31)	$(0.35)	$(3.62)
Weighted average number of shares	568,134	542,873	490,875	489,661	488,988
Diluted:
Net income (loss) per share	$1.92	$(0.82)	$(0.31)	$(0.35)	$(3.62)
Weighted average number of shares	573,317	542,873	490,875	489,661	488,988
At-year end:
Total assets	$28,173,301	$25,215,178	$26,593,914	$25,961,843	$26,157,799
Total debt, including capital leases	13,000,792	12,713,416	14,063,563	13,326,441	13,462,968
Stockholders' equity	9,969,312	7,764,427	7,628,274	7,860,495	8,116,016
MGM Resorts International stockholders' equity	6,220,180	5,119,927	4,090,917	4,216,051	4,365,548
MGM Resorts International stockholders' equity per share	$10.83	$9.06	$8.33	$8.60	$8.92
Number of shares outstanding	574,124	564,839	491,292	490,361	489,234

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions, Dispositions, and MGP Transaction

•

In 2016, we recorded a $401 million gain for our share of CityCenter’s gain on the sale of the Shops at Crystals (“Crystals”). The gain included $200 million representing our share of the gain recorded by CityCenter and $201 million representing the reversal of certain basis differences. The basis differences primarily related to other-than-temporary impairment charges recorded on our investment in CityCenter that were allocated to Crystals’ building assets.

•

In 2016, we received proceeds of $1.2 billion and paid $75 million in issuance costs in connection with MGP’s IPO. See Note 1 to the accompanying consolidated financial statements for additional information.

•

In 2016, we recorded a gain of $430 million on the acquisition of Boyd Gaming’s ownership interest in Borgata. Upon acquisition of Borgata on August 1, 2016, we began consolidating the results of Borgata and ceased recording of Borgata’s results as an equity method investment.

•

In 2016, we opened MGM National Harbor, an integrated casino, hotel and entertainment resort in Prince George’s County at National Harbor, which is a waterfront development located on the Potomac River just outside of Washington, D.C.

Other

•

In 2012, we recorded non-cash impairment charges of $85 million related to our investment in Grand Victoria, $65 million related to our investment in Borgata, $366 million related to our land on the north end of the Las Vegas Strip, $167 million related to our Atlantic City land and $47 million for the South Jersey Transportation Authority special revenue bonds we hold.

•

In 2012, we recorded a charge of $18 million related to our share of the CityCenter residential real estate impairment charge and a charge of $16 million related to our share of CityCenter’s Harmon demolition costs.

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
•

In 2016, we recorded a $22 million loss related to our redemption of outstanding 7.50% senior notes due 2016 and 10% senior notes due 2016, and a $16 million loss on the early retirement of debt related to outstanding 7.625% senior notes due 2017.

•	In 2016, we recorded a $28 million loss on debt retirement in connection with the amendment and restatement of our senior credit facility.
•

In 2016, we recorded a $152 million expense related to our strategic decision to exit the fully bundled sales system of NV Energy, which included $13 million related to our share of CityCenter’s portion of the payment.

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

During the year ended December 31, 2016, Las Vegas visitor volume increased 1%, Las Vegas Strip REVPAR increased 6% and Las Vegas Strip gaming revenue increased by less than 1% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. Results of operations for our domestic resorts during 2016 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR, and the results of our Profit Growth Plan, discussed below. Our rooms revenue benefited from increased visitation to the Las Vegas market and robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenues in the Macau market decreased 3% in 2016 compared to 2015, and gross gaming revenues decreased 34% in 2015 compared to 2014. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results were negatively affected by economic conditions in mainland China as well as certain policy initiatives in mainland China and Macau. Specifically, a continuing slowdown in China’s economic growth rate, the Chinese government’s restrictions on travel and cross-border currency transactions, new compliance regulations for gaming promoters and gaming operators enacted by the Macau government and implemented in late 2015 and in 2016 and a ban on mobile phone usage at gaming tables in an attempt to eliminate “proxy” bets have all negatively affected MGM Macau’s high-end customers and the gaming promoters with which we conduct our VIP casino gaming operations. In addition, the Chinese government’s anti-corruption campaign has changed consumption patterns and affected the propensity of our clients to spend on certain areas like gaming or luxury items. The Macau government also implemented a full main floor casino smoking ban in October 2014. These factors led to a continued decrease in gross gaming revenues for the Macau market beginning in the second half of 2014 and lasted into 2016 primarily impacting VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development, penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau, and we believe recent trends reflect stabilization within the Macau market. According to statistics published by the Statistics and Census Service of the Macau Government, after several quarters of declines in visitation throughout 2015, visitor arrivals increased slightly by 1% and overnight visitors increased 10% in 2016 compared to 2015. Additionally, gross gaming revenue increased year over year in each of the months from August 2016 through December 2016.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we estimate costs to develop MGM Cotai will be approximately $3.3 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs. MGM Cotai is a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. MGM Cotai is expected to open in the second half of 2017.

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

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives focused on improving business processes to leverage our scale for greater efficiency and lower costs, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan included a large number of initiatives to optimize operations and we continue to explore additional opportunities to drive further improvement. In June 2016, we announced that we expect to achieve approximately $400 million of annualized Adjusted EBITDA benefit compared to our baseline, which we expect to be fully realized by the end of 2017.

Formation and Initial Public Offering of MGP

On April 25, 2016, MGM Growth Properties LLC (“MGP”) completed its IPO of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share. MGP used the proceeds from the IPO to purchase Operating Partnership units in MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), to which we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage in exchange for Operating Partnership units in the Operating Partnership in connection with the IPO.

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through the Operating Partnership. MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the units in the Operating Partnership. The general partner of the Operating Partnership is also a wholly-owned subsidiary of MGP. As a result, MGP controls and consolidates the Operating Partnership. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. We own MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as our and our controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. As such, we control MGP through our majority voting rights and consolidate MGP in our financial results. Subsequent to our acquisition of Borgata and subsequent contribution of Borgata’s real estate assets to MGP as discussed below, our ownership in the Operating Partnership, increased from 73.3% to 76.3%. As a result of the Borgata transaction, MGP’s ownership in the Operating Partnership was correspondingly reduced from 26.7% to 23.7%.

In connection with the formation of MGP, we borrowed $4.0 billion under certain bridge facilities, the proceeds of which were used to repay outstanding obligations under our prior senior credit facility and to redeem our 7.5% senior notes due 2016 and our 10% senior notes due 2016. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the bridge facilities with a combination of proceeds from certain financing transactions and the proceeds from the IPO.

Acquisition of Borgata Hotel Casino & Spa

On August 1, 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Accordingly, we recorded a gain of approximately $430 million as a result of the acquisition of Borgata and resulting consolidation of Borgata, which we previously accounted for under the equity method. See Note 4 in the accompanying consolidated financial statements for additional information. Following completion of the acquisition, MGP subsequently acquired Borgata’s real property from a subsidiary of ours in exchange for MGP’s assumption of $545 million of indebtedness from our subsidiary and the issuance of $27.4 million Operating Partnership units to our subsidiary. In connection with the Borgata transaction, we borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on their revolving credit facility, which it subsequently refinanced with proceeds from its offering of its 4.5% senior notes due 2026. Pursuant to an amendment to the master lease, MGP leased back the real property of Borgata to a subsidiary of ours and as a result, initial rent payments to MGP increased by $100 million, prorated for the remainder of the first lease year after the Borgata transaction. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. We currently own and operate 14 resorts in the United States. MGM China’s operations consist of MGM Macau resort and the development of MGM Cotai on the Cotai Strip in Macau. We have additional business activities including investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations that are not segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Domestic resorts. At December 31, 2016, our domestic resorts consisted of the following casino resorts:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.
Other:

MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; and MGM National Harbor in Prince George’s County, Maryland.

Over half of the net revenue from our domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our significant convention and meeting facilities to maximize hotel occupancy and customer volumes which also leads to better labor utilization. Our operating results are highly dependent on demand for our services, and the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. Also, we generate a significant portion of our revenue from our domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

Key performance indicators related to gaming and hotel revenue at our domestic resorts are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 19% to 23% of table games drop and our normal slots hold percentage is in the range of 8.5% to 9% of slots handle; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

MGM China. Subsequent to the acquisition of an additional 4.95% of the outstanding common shares of our MGM China subsidiary in September 2016, we own an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates MGM Macau and the related gaming subconcession and land concessions, and is in the process of developing MGM Cotai. We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

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

VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips from MGM Macau and in turn they sell these chips to their players. The nonnegotiable chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are based on a percentage of the gross table games win or a percentage of the table games turnover they generate. They also receive a complimentary allowance based on a percentage of the table games turnover they generate, which can be applied to hotel rooms, food and beverage and other discretionary customers-related expenses. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

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

Corporate and other. Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations. See Note 1 and Note 7 to the accompanying consolidated financial statements for discussion of the Company’s unconsolidated affiliates.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net revenues	$9,455,123	$9,190,068	$10,081,984
Operating income (loss)	2,079,787	(156,232)	1,323,538

Consolidated net revenues for 2016 increased 3% compared to 2015 due primarily to the Borgata transaction on August 1, 2016, the opening of MGM National Harbor in December 2016 and an increase in casino revenue, rooms revenue, food and beverage revenue, and other revenue including parking fee revenue at our domestic resorts, partially offset by a decrease in casino revenue at MGM China. Consolidated net revenues for 2015 decreased 9% compared to 2014 due primarily to a decrease in casino revenue at MGM China, offset by increases in casino and non-casino revenue at our domestic resorts. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income of $2.1 billion in 2016 compared to an operating loss of $156 million in 2015. Operating income in 2016 benefited from $39 million of operating income from Borgata subsequent to the acquisition, a $430 million gain recognized on the Borgata transaction, and an increase in income from unconsolidated affiliates primarily due to a $401 million gain related to the sale of Crystals at CityCenter (see “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion). Operating income in 2016 was also negatively affected by charges of $152 million of NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy, which includes expense at our domestic resorts as well as our 50% share of expense recognized at CityCenter, an increase in preopening expense, and an increase in corporate expense. See “Operating Results – Details of Certain Charges” below for additional detail on our preopening expense. Corporate expense increased to $313 million in 2016, due primarily to costs incurred to implement initiatives related to the Profit Growth Plan of $23 million, costs associated with the initial public offering of MGP of $25 million, transaction costs incurred in connection with the Borgata transaction, incremental performance-based compensation expense, and costs associated with a litigation settlement.

Consolidated operating loss of $156 million in 2015 was negatively affected by an operating loss for MGM China that included a $1.5 billion non-cash impairment charge to goodwill recognized in the acquisition of a controlling interest in MGM China in 2011. In connection with that acquisition, we recorded a $3.5 billion non-cash gain. The 2015 impairment charge, which represents approximately 42% of the amount of the previously recognized gain, resulted from our annual review of our goodwill carrying values and was incurred as a result of reduced cash flow forecasts for MGM China’s resorts based on market conditions at that time and lower valuation multiples for gaming assets in the Macau market. In addition, the operating loss was affected by a decrease in operating results at MGM Macau. The operating loss for MGM China was partially offset by an increase in operating income at our domestic resorts and an increase in income from unconsolidated affiliates, primarily from CityCenter, which included $80 million related to our share of the gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. In addition, corporate expense increased 15% to $275 million in 2015, due primarily to costs incurred to implement initiatives in relation to the Profit Growth Plan of $24 million and $20 million in costs associated with the MGP transaction. Preopening expense, primarily related to our MGM Cotai, MGM Springfield and MGM National Harbor development projects, increased to $71 million in 2015 compared to $39 million in 2014. Consolidated operating loss in 2015 was also negatively affected by impairment charges and losses on disposal of certain assets recorded in “Property transactions, net.” See “Operating Results – Details of Certain Changes” below for additional detail related to property transactions.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net Revenues
Domestic resorts	$7,055,718	$6,497,361	$6,342,084
MGM China	1,920,487	2,214,767	3,282,329
Reportable segment net revenues	8,976,205	8,712,128	9,624,413
Corporate and other	478,918	477,940	457,571
	$9,455,123	$9,190,068	$10,081,984
Adjusted EBITDA
Domestic resorts	$2,063,016	$1,689,966	$1,518,307
MGM China	520,736	539,881	850,471
Reportable segment Adjusted Property EBITDA	2,583,752	2,229,847	2,368,778
Corporate and other	211,932	9,073	(149,216)
	$2,795,684	$2,238,920	$2,219,562

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic resorts net revenues	$7,055,718	$6,497,361	$6,342,084
Net revenues related to Borgata	(348,462)	—	—
Net revenues related to National Harbor	(53,005)	—	—
Net revenues related to sold resort operations	—	(78,792)	(118,035)
Domestic resorts same-store net revenues	$6,654,251	$6,418,569	$6,224,049

The following table presents detailed net revenues at our domestic resorts:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Casino revenue, net
Table games	$1,051,147	$880,318	$892,842
Slots	1,920,284	1,720,028	1,679,981
Other	83,020	70,148	64,419
Casino revenue, net	3,054,451	2,670,494	2,637,242
Non-casino revenue
Rooms	1,965,378	1,813,838	1,705,395
Food and beverage	1,578,704	1,500,039	1,470,315
Entertainment, retail and other	1,166,477	1,167,488	1,184,343
Non-casino revenue	4,710,559	4,481,365	4,360,053
	7,765,010	7,151,859	6,997,295
Less: Promotional allowances	(709,292)	(654,498)	(655,211)
	$7,055,718	$6,497,361	$6,342,084

The following table presents detailed domestic resorts same-store net revenues:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Casino revenue, net
Table games	$951,836	$874,879	$886,449
Slots	1,723,576	1,693,717	1,641,268
Other	60,398	69,114	62,705
Casino revenue, net	2,735,810	2,637,710	2,590,422
Non-casino revenue
Rooms	1,910,765	1,794,289	1,682,677
Food and beverage	1,511,189	1,486,175	1,450,086
Entertainment, retail and other	1,143,361	1,148,877	1,145,672
Non-casino revenue	4,565,315	4,429,341	4,278,435
	7,301,125	7,067,051	6,868,857
Less: Promotional allowances	(646,874)	(648,482)	(644,808)
	$6,654,251	$6,418,569	$6,224,049

Casino revenue increased 14% in 2016 compared to 2015 due primarily to the Borgata transaction and an increase in both table games revenue and slots revenue on a same-store basis. Same-store casino revenue increased 4% compared to prior year due primarily to an increase in table games revenue. Same-store table games revenue increased 9% in 2016 compared to 2015 due to an increase in same-store table games hold percentage to 23.2% from 20.5% in 2015. On a same-store basis, slots revenue increased 2% compared to the prior year.

Casino revenue increased 1% in 2015 compared to 2014 due to a 2% increase in slots revenue as a result of a 3% increase in slots volume. Same-store casino revenue in 2015 increased 2% compared to 2014 due primarily to a 3% increase in slots revenue as a result of a 4% increase in slots volume.

Rooms revenue increased 8% and same-store rooms revenue increased 6% in 2016 compared to 2015 as a result of a 6% increase in REVPAR at our Las Vegas Strip resorts. Rooms revenue increased 6% and same-store rooms revenue increased 7% in 2015 compared to 2014 as a result of a 7% increase in REVPAR at our Las Vegas Strip resorts.

The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2016	2015	2014
Occupancy	93%	93%	93%
Average Daily Rate (ADR)	$157	$149	$139
Revenue per Available Room (REVPAR)	146	138	129

Food and beverage revenues increased 5% in 2016 compared to 2015 due primarily to the Borgata transaction, an increase in convention and banquet business, and the opening of several new outlets. Same-store food and beverage revenue increased 2% in 2016 compared to 2015. Food and beverage revenues increased 2% in 2015 compared to 2014 primarily as a result of increased convention and banquet business as well as the opening of several new outlets. Same-store food and beverage revenue increased 2% in 2015 compared to 2014. Entertainment, retail and other revenues decreased less than 1% in 2016 compared to 2015 due primarily to a 5% decrease in entertainment revenue as a result of our strategic decision to lease MGM Grand Garden Arena to a subsidiary of the Las Vegas Arena Company, LLC effective on January 1, 2016 offset by a 7% increase in other revenue primarily as a result of valet and self-parking fees which were implemented in June 2016. Same-store entertainment, retail and other revenues decreased less than 1% in 2016 compared to 2015. Entertainment, retail and other revenues decreased 1% in 2015 compared to 2014 due primarily to a 5% decrease in revenue from Cirque du Soleil production shows, partially offset by a 5% increase in retail revenue. Same-store entertainment, retail and other revenues decreased less than 1% in 2015 compared to 2014.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA. See “Non-GAAP Measures” for additional information on domestic resorts Same-store Adjusted Property EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$2,063,016	$1,689,966	$1,518,307
Adjusted Property EBITDA related to Borgata	(81,281)	—	—
Adjusted Property EBITDA related to National Harbor	(9,596)	—	—
Adjusted Property EBITDA related to sold resort operations	—	(3,441)	223
Domestic resorts Same-store Adjusted Property EBITDA	$1,972,139	$1,686,525	$1,518,530

Adjusted Property EBITDA at our domestic resorts was $2.1 billion in 2016, an increase of 22% compared to 2015 due primarily to approximately $244 million of incremental Adjusted Property EBITDA growth generated from the Company’s Profit Growth Plan initiatives as well as $81 million of Adjusted Property EBITDA resulting from the Borgata transaction and $10 million of Adjusted Property EBITDA resulting from the December 2016 opening of MGM National Harbor as well as an increase in revenues as discussed above. Same-store Adjusted Property EBITDA increased 17% in 2016 compared to 2015. Same-store Adjusted Property EBITDA margin in 2016 increased by 336 basis points compared to 2015 to 29.6%.

Adjusted Property EBITDA at our domestic resorts was $1.7 billion in 2015, an increase of 11% compared to 2014 due primarily to improved casino and non-casino revenue results at our domestic resorts as discussed above, and approximately $71 million of incremental Adjusted Property EBITDA as a result of the Company’s Profit Growth Plan initiatives. Same-store Adjusted Property EBITDA increased 11% in 2015 compared to 2014 and Same-store Adjusted Property EBITDA margin in 2015 increased by 188 basis points compared to 2014 to 26.3%.

MGM China. The following table presents detailed net revenue for MGM China:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Casino revenue, net
VIP table games	$720,522	$977,182	$1,742,034
Main floor table games	999,506	986,063	1,237,528
Slots	161,586	209,098	261,971
Casino revenue, net	1,881,614	2,172,343	3,241,533
Non-casino revenue	119,419	135,585	147,754
	2,001,033	2,307,928	3,389,287
Less: Promotional allowances	(80,546)	(93,161)	(106,958)
	$1,920,487	$2,214,767	$3,282,329

Net revenue for MGM China decreased 13% in 2016 compared to 2015 primarily as a result of a decrease in VIP table games revenue of 26%, which was slightly offset by a 1% increase in main floor table games revenue. VIP table games turnover decreased 24% compared to the prior year, and VIP table games hold percentage decreased to 3.2% in 2016 from 3.3% in 2015. Slots revenue decreased 23% in 2016 compared to 2015 due to an 18% decrease in slots volume. Casino revenue continued to be negatively affected in 2016 by the changes in economic factors and policy initiatives in China that began to take place in 2014, and VIP table games revenue was further impacted by the new regulatory compliance requirements implemented in late 2015 and in 2016 for gaming promoters and operators, as well as the curtailing of “proxy” bets as a result of the ban on mobile phone usage at gaming tables, which began in 2016.

MGM China’s Adjusted EBITDA was $521 million in 2016 and $540 million in 2015. Excluding branding fees of $34 million and $39 million for the years ended December 31, 2016 and 2015, respectively, Adjusted EBITDA decreased 4% compared to 2015. Adjusted EBITDA margin increased 274 basis points to 27.1% in 2016 primarily as a result of an increase in main floor table games mix and cost reduction efforts.

Net revenue for MGM China decreased 33% in 2015 compared to 2014 primarily as a result of a decrease in VIP table games revenue of 44%, as well as a decrease in main floor table games revenue of 20%. VIP table games turnover decreased 54% compared to the prior year, while VIP table games hold percentage increased to 3.3% in 2015 from 2.8% in 2014. Slots revenue decreased 20%

in 2015 compared to 2014 due to a 23% decrease in slots volume. Casino revenue was negatively affected throughout 2015 by the changes in economic factors and policy initiatives in China that began to take place in 2014.

MGM China’s Adjusted EBITDA was $540 million in 2015 and $850 million in 2014. Excluding branding fees of $39 million and $43 million for the years ended December 31, 2015 and 2014, respectively, Adjusted EBITDA decreased 35% compared to 2014. Adjusted EBITDA margin decreased approximately 150 basis points to 24.4% in 2015 primarily as a result of a decrease in casino revenue.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $397 million, $399 million and $383 million for 2016, 2015 and 2014, respectively.

Adjusted EBITDA related to corporate and other in 2016 increased due to our gain recognized from the sale of Crystals at CityCenter. See “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion. The increase in income from unconsolidated affiliates was partially offset by an increase in corporate expense discussed previously under “Summary Operating Results” and an increase in stock-based compensation.

Adjusted EBITDA related to corporate and other in 2015 included our share of operating income from CityCenter, including certain basis difference adjustments, compared to our share of operating loss from CityCenter in the prior year, and an increase in our share of operating income from Borgata in 2015 compared to 2014. See “Operating Results – Income (Loss) from Unconsolidated Affiliates” for further discussion. The increases in income from CityCenter and Borgata were partially offset by increased corporate expenses as discussed previously under “Summary Operating Results.”

Operating Results – Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense recognized after reimbursed costs and capitalized costs related to employee stock-based awards:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Casino	$8,491	$7,571	$7,351
Other operating departments	3,577	2,580	2,257
General and administrative	12,338	10,729	9,323
Corporate expense and other	29,851	20,966	18,333
	$54,257	$41,846	$37,264

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
MGM China	$27,848	$13,863	$9,091
MGM National Harbor	77,242	32,837	19,521
MGM Springfield	26,210	19,654	5,261
Other	8,775	4,973	5,384
	$140,075	$71,327	$39,257

Preopening and start-up expenses increased in 2016 due primarily to an increase in preopening and start-up expenses at MGM National Harbor (which opened in December of 2016) and an increase in preopening and start-up expenses at MGM China related to MGM Cotai (which is expected to open in 2017). Preopening and start-up expenses at MGM China include $7 million of amortization of the Cotai land concession premium in each of the years ended December 31, 2016, 2015 and 2014. Preopening and start-up expenses at MGM National Harbor include $15 million, $19 million and $13 million of rent expense for the years ended December 31, 2016, 2015 and 2014, respectively, which relates to the ground lease for the land on which MGM National Harbor was developed.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Grand Victoria investment impairment	$—	$17,050	$28,789
Gain on sale of Circus Circus Reno and Silver Legacy investment	—	(23,002)	—
Other property transactions, net	17,078	41,903	12,213
	$17,078	$35,951	$41,002

See Note 17 to the accompanying consolidated financial statements for a discussion of property transactions, net for the years ended December 31, 2016, 2015 and 2014.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Borgata (through July 31, 2016)	$61,169	$75,764	$52,017
CityCenter	445,181	158,906	(11,842)
Other	21,266	23,213	23,661
	$527,616	$257,883	$63,836

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

In 2016, our share of CityCenter’s operating results, including certain basis difference adjustments, was $445 million, which included $13 million related to our share of NV Energy exit expense representing CityCenter’s share of a charge associated with our strategic decision to exit the fully bundled sales system of NV Energy, $41 million related to our share of accelerated depreciation related to the April 2016 closure of the Zarkana theatre, as well as $401 million related to our share of a gain recognized by CityCenter on the sale of Crystals and the reversal of certain basis differences. At Aria, casino revenues decreased 2% in 2016 compared to 2015, due to a 7% decrease in table games volume partially offset by an increase in hold percentage to 24.6% in 2016 compared to 23.8% in 2015. The decrease in table games revenue was partially offset by a 2% increase in slots revenue. REVPAR increased by 4% and 8% at Aria and Vdara, respectively, which led to a 7% increase in CityCenter’s rooms revenue in 2016 compared to 2015.

In 2015, our share of CityCenter’s operating results, including certain basis difference adjustments, was $159 million and included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements, compared to an operating loss of $12 million in 2014. Casino revenue at Aria increased 6% in 2015 compared to 2014 due primarily to an increase in table games volume and slots volume of 2% and 3%, respectively. CityCenter’s rooms revenue increased 5% in 2015 compared to 2014, due to increases in REVPAR of 6% and 8% at Aria and Vdara, respectively. The increase in revenues from resort operations was partially offset by a decrease in residential revenues. CityCenter’s operating income in 2015 benefited from a $99 million decrease in depreciation expense as a result of certain furniture and equipment becoming fully depreciated in December 2014 offset in part by $20 million in accelerated depreciation for certain assets associated with the Zarkana theatre, which was closed in April 2016. CityCenter’s operating income also benefited from a $26 million decrease in legal and professional fees as a result of the final resolution of construction litigation and related settlements. Our share of Borgata’s operating income increased in 2015 compared to 2014 due to an increase in casino and non-casino revenues and improved operating margins.

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Total interest incurred – MGM Resorts (excluding MGM China)	$746,467	$808,733	$816,345
Total interest incurred – MGM China	68,264	53,644	29,976
Interest capitalized	(119,958)	(64,798)	(29,260)
	$694,773	$797,579	$817,061

Cash paid for interest, net of amounts capitalized	$661,166	$776,540	$776,778
End-of-year ratio of fixed-to-floating debt	68/32	67/33	77/23
End-of-year weighted average interest rate	5.4%	5.9%	6.0%

In 2016, interest cost related to MGM Resorts, excluding MGM China, decreased compared to 2015 primarily as a result of a decrease in the average long-term debt outstanding, and also due to a decrease in the weighted average interest rate, partially offset by an increase in amortization of debt issuance cost associated with the MGP related financing transactions in April 2016. Interest cost related to MGM China increased in 2016 compared to 2015 due to an increase in the average outstanding amounts borrowed under the MGM China credit facility partially offset by a decrease in amortization of debt issuance costs. In 2015, interest cost related to MGM Resorts, excluding China, decreased compared to 2014 as a result of a decrease in the average long-term debt outstanding during the year related to our senior notes. Interest cost related to MGM China increased in 2015 compared to 2014 due to an increase in the average outstanding amounts borrowed under the MGM China credit facility and an increase in the amortization of debt issuance costs resulting from costs incurred associated with the refinancing of the MGM China credit facility in June 2015.

Capitalized interest in 2016 increased compared to 2015 due primarily to the MGM Cotai, MGM National Harbor, and MGM Springfield projects. Capitalized interest in 2015 increased compared to 2014 due primarily to the MGM Cotai, MGM National Harbor, and MGM Springfield projects, and our investment in Las Vegas Arena Company, LLC.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates decreased $23 million in 2016 compared to 2015, due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method. Non-operating expense from unconsolidated affiliates decreased $11 million in 2015 compared to 2014, due primarily to a decrease in interest expense at CityCenter.

Other, net. Other expense increased in 2016 compared to 2015 due primarily to a $16 million loss on the early retirement of debt related to the $743 million 7.625% senior notes due 2017, as well as a $49 million loss incurred on the early retirement of debt related to the $1.23 billion aggregate principal amount of our outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) before income taxes	$1,259,177	$(1,046,243)	$410,886
Benefit (provision) for income taxes	(22,299)	6,594	(283,708)
Effective income tax rate	1.8%	0.6%	69.0%
Federal, state and foreign income taxes paid, net of refunds	$68,236	$11,801	$42,272

Our effective tax rate in 2016 was favorably impacted by income tax benefits attributable to a decrease in valuation allowance on foreign tax credit carryovers and permanent exclusion of a portion of the gain on the Borgata transaction, partially offset by income tax expense attributable to the remeasurement of Macau deferred tax liabilities resulting from a change in assumption concerning renewal of the exemption from the Macau complementary tax on gaming profits. Our effective tax rate in 2015 was unfavorably impacted by the non-cash impairment charge on MGM China goodwill for which we did not record income tax benefit. Our effective tax rate decreased in 2015 compared to 2014 primarily as a result of providing greater tax benefit in 2015 than in 2014 for foreign tax credits, net of valuation allowance, partially offset by tax benefit resulting from audit settlements in 2014.

Cash taxes paid increased in 2016 compared to 2015 primarily as a result of an increase in federal income taxes paid due to increased U.S. taxable income. Cash taxes paid decreased in 2015 compared to 2014 primarily as a result of a $16 million refund of taxes and associated interest received in 2015 on the closure of the IRS examination of CityCenter, which is treated as a partnership for income tax purposes which partially offset federal income tax estimated tax payments of $23 million made during the year. The remaining $5 million of cash taxes paid in 2015 consist of state and foreign income taxes.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to both the MGM Resorts and MGP stock-based compensation plans, which are not allocated to each reportable segment or operating segment, as applicable. MGM China recognizes stock compensation expense related to its stock-based compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to the operating resorts which were consolidated by the Company for both the entire current and prior year periods presented. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies. We present Adjusted Property EBITDA on a “same-store” basis as supplemental information for investors because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

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

Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA, or Same-store Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA information may calculate Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA in a different manner.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,101,440	$(447,720)	$(149,873)
Plus: Net income (loss) attributable to noncontrolling interests	135,438	(591,929)	277,051
Net income (loss)	1,236,878	(1,039,649)	127,178
Provision (benefit) for income taxes	22,299	(6,594)	283,708
Income (loss) before income taxes	1,259,177	(1,046,243)	410,886
Non-operating expense
Interest expense, net of amounts capitalized	694,773	797,579	817,061
Non-operating items from unconsolidated affiliates	53,139	76,462	87,794
Other, net	72,698	15,970	7,797
	820,610	890,011	912,652
Operating income (loss)	2,079,787	(156,232)	1,323,538
NV Energy exit expense	139,335	—	—
Preopening and start-up expenses	140,075	71,327	39,257
Property transactions, net	17,078	35,951	41,002
Goodwill impairment	—	1,467,991	—
Gain on Borgata transaction	(430,118)	—	—
Depreciation and amortization	849,527	819,883	815,765
Adjusted EBITDA	$2,795,684	$2,238,920	$2,219,562

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2016
				Property
				Transactions, Net
			Preopening	and Gain on	Depreciation
	Operating	NV Energy	and Start-up	Borgata	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Transaction	Amortization	EBITDA
	(In thousands)
Bellagio	$366,543	$23,815	$—	$118	$88,783	$479,259
MGM Grand Las Vegas	231,327	25,365	82	1,719	72,188	330,681
Mandalay Bay	114,202	29,123	252	2,377	89,655	235,609
The Mirage	85,300	13,813	—	44	40,270	139,427
Luxor	57,653	11,594	1,625	708	36,612	108,192
New York-New York	93,169	7,439	479	210	20,432	121,729
Excalibur	71,885	9,083	—	4,405	16,152	101,525
Monte Carlo	33,291	8,409	1,929	1,131	34,102	78,862
Circus Circus Las Vegas	33,516	10,694	—	816	16,963	61,989
MGM Grand Detroit	147,865	—	—	(59)	23,608	171,414
Beau Rivage	68,054	—	—	(172)	25,880	93,762
Gold Strike Tunica	39,831	—	—	67	9,792	49,690
Borgata	38,616	—	90	8,652	33,923	81,281
National Harbor	(13,626)	—	17,986	—	5,236	9,596
Domestic Resorts	1,367,626	139,335	22,443	20,016	513,596	2,063,016
MGM China	255,264	—	27,848	(216)	237,840	520,736
Unconsolidated resorts	524,448	—	3,168	—	—	527,616
Management and other operations	4,316	—	1,150	29	7,505	13,000
	2,151,654	139,335	54,609	19,829	758,941	3,124,368
Stock compensation	(44,957)	—	—	—	—	(44,957)
Corporate	(26,910)	—	85,466	(432,869)	90,586	(283,727)
	$2,079,787	$139,335	$140,075	$(413,040)	$849,527	$2,795,684

	Year Ended December 31, 2015
			Property
		Preopening	Transactions, Net	Depreciation
	Operating	and Start-up	and Goodwill	and	Adjusted
	Income (Loss)	Expenses	Impairment	Amortization	EBITDA
	(In thousands)
Bellagio	$303,858	$—	$1,085	$90,442	$395,385
MGM Grand Las Vegas	206,896	—	110	73,260	280,266
Mandalay Bay	120,142	—	3,599	79,733	203,474
The Mirage	66,069	115	1,729	44,562	112,475
Luxor	49,369	(2)	94	37,708	87,169
New York-New York	81,618	(74)	4,931	19,982	106,457
Excalibur	67,545	—	111	14,591	82,247
Monte Carlo	55,594	—	3,219	27,149	85,962
Circus Circus Las Vegas	27,305	280	21	15,639	43,245
MGM Grand Detroit	131,016	—	(36)	23,999	154,979
Beau Rivage	62,613	—	(5)	26,235	88,843
Gold Strike Tunica	34,362	—	221	11,440	46,023
Other resort operations	2,975	—	—	466	3,441
Domestic Resorts	1,209,362	319	15,079	465,206	1,689,966
MGM China	(1,212,377)	13,863	1,472,128	266,267	539,881
Unconsolidated resorts	254,408	3,475	—	—	257,883
Management and other operations	27,395	1,179	1,080	7,765	37,419
	278,788	18,836	1,488,287	739,238	2,525,149
Stock compensation	(32,125)	—	—	—	(32,125)
Corporate	(402,895)	52,491	15,655	80,645	(254,104)
	$(156,232)	$71,327	$1,503,942	$819,883	$2,238,920

	Year Ended December 31, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$304,144	$—	$900	$88,658	$393,702
MGM Grand Las Vegas	174,297	197	(667)	81,027	254,854
Mandalay Bay	95,449	1,133	2,307	76,737	175,626
The Mirage	57,338	452	2,464	49,900	110,154
Luxor	31,801	2	432	37,849	70,084
New York-New York	75,360	732	427	18,586	95,105
Excalibur	52,915	—	500	14,804	68,219
Monte Carlo	48,937	1,507	290	21,046	71,780
Circus Circus Las Vegas	8,135	85	61	15,334	23,615
MGM Grand Detroit	118,755	—	2,728	23,315	144,798
Beau Rivage	43,152	—	1,000	26,109	70,261
Gold Strike Tunica	27,460	—	392	12,480	40,332
Other resort operations	(2,318)	—	336	1,759	(223)
Domestic Resorts	1,035,425	4,108	11,170	467,604	1,518,307
MGM China	547,977	9,091	1,493	291,910	850,471
Unconsolidated resorts	62,919	917	—	—	63,836
Management and other operations	26,152	359	415	9,058	35,984
	1,672,473	14,475	13,078	768,572	2,468,598
Stock compensation	(28,372)	—	—	—	(28,372)
Corporate	(320,563)	24,782	27,924	47,193	(220,664)
	$1,323,538	$39,257	$41,002	$815,765	$2,219,562

Liquidity and Capital Resources

Cash Flows – Summary

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt securities subject to limitations in our senior credit facility. At December 31, 2016 and 2015, we held cash and cash equivalents of $1.4 billion and $1.7 billion, respectively. Cash and cash equivalents related to MGM China at December 31, 2016 and 2015 was $454 million and $700 million, respectively. Cash and cash equivalents related to MGP at December 31, 2016 was $360 million.

Our cash flows consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,533,972	$1,005,079	$1,130,670
Investing cash flows:
Capital expenditures, net of construction payable	(2,262,473)	(1,466,819)	(872,041)
Dispositions of property and equipment	3,944	8,032	7,651
Proceeds from partial disposition of investment in unconsolidated affiliate	15,000	—	—
Proceeds from sale of business units and investment in unconsolidated affiliate	—	92,207	—
Acquisition of Borgata, net of cash acquired	(559,443)	—	—
Investments in and advances to unconsolidated affiliates	(3,633)	(196,062)	(103,040)
Distributions from unconsolidated affiliates in excess of cumulative earnings	542,097	201,612	132
Net proceeds from treasury securities - maturities longer than 90 days	—	—	87,167
Net proceeds (investments) from (in) cash deposits - original maturities longer than 90 days	—	570,000	(570,000)
Payments for gaming licenses	—	—	(85,000)
Other	(11,696)	(4,028)	10,981
Net cash used in investing activities	(2,276,204)	(795,058)	(1,524,150)
Financing cash flows:
Net borrowings (repayments) under bank credit facilities	491,032	977,275	(28,000)
Issuance of long-term debt	2,050,000	—	1,250,750
Retirement of senior notes	(2,258,053)	(875,504)	(508,900)
Repayment of Borgata credit facility	(583,598)	—	—
Debt issuance costs	(139,584)	(46,170)	(13,681)
Issuance of MGM Growth Properties common stock in public offering	1,207,500	—	—
MGM Growth Properties common stock issuance costs	(75,032)	—	—
Acquisition of MGM China shares	(100,000)	—	—
Distributions to noncontrolling interest owners	(103,367)	(307,227)	(386,709)
Excess tax benefit from exercise of stock options	13,277	12,369	4,671
Proceeds from issuance of redeemable noncontrolling interests	47,325	6,250	—
Other	(30,078)	(24,872)	(10,054)
Net cash provided by (used in) financing activities	519,422	(257,879)	308,077
Effect of exchange rate on cash	(921)	793	(889)
Net decrease in cash and cash equivalents	$(223,731)	$(47,065)	$(86,292)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, cash paid for interest, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.5 billion in 2016 compared to $1.0 billion in 2015. Operating cash flows increased in the current period due to an increase in operating income at our domestic resorts and a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes. Cash provided by operating activities in the prior year was negatively affected by changes in working capital primarily related to short-term gaming liabilities.

Cash provided by operating activities in 2015 decreased due to a decrease in operating cash flows at MGM China which were $383 million in 2015 compared to $642 million in 2014, partially offset by an increase in operating cash flows at our domestic resorts.

In 2015, cash provided by operating activities at MGM China was negatively affected by changes in working capital related to short-term gaming liabilities but to a lesser extent than in 2014.

We paid net taxes of $68 million, $12 million and $42 million in 2016, 2015 and 2014, respectively.

Investing activities. Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts, business acquisitions or dispositions, and the timing of more regular capital investments to maintain the quality of our resorts. Capital expenditures related to more regular investments in our existing resorts can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Most of such costs relate to construction materials, furniture and fixtures, and external labor costs.

•

In 2016, we had capital expenditures of $2.3 billion, which included $971 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $948 million related to the construction of MGM Cotai and $23 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $1.3 billion included $741 million related to the construction of MGM National Harbor, $121 million related to the construction of MGM Springfield, $39 million related to the construction of The Park, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of the Park Theater and rebranding at Monte Carlo, construction of the parking garage at Excalibur and restaurant and entertainment venue remodels.

•

In 2015, we had capital expenditures of $1.5 billion, which included $579 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $543 million related to the construction of MGM Cotai and $36 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $888 million included $361 million and $35 million related to the construction of MGM National Harbor and MGM Springfield, respectively, various room remodels including the tower rooms at Mandalay Bay and the suites at Bellagio, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of the Park Theatre, construction of The Park entertainment district, and restaurant and entertainment venue remodels.

•

In 2014, we had capital expenditures of $872 million, which included $346 million at MGM China, excluding capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $301 million related to the construction of MGM Cotai and $45 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities included $97 million related to the construction of MGM National Harbor, various room remodels including the Delano rooms at Mandalay Bay and suites at Bellagio, a remodel of the facades of New York-New York and Monte Carlo, construction of The Park entertainment district, restaurant and entertainment venue remodels and costs incurred to relocate and renovate certain corporate offices.

During 2016, we received $15 million of proceeds related to the sale of a portion of our investment in the Las Vegas Arena Company, LLC, and we paid approximately $604 million and acquired cash of approximately $43 million in connection with the acquisition of Boyd Gaming’s ownership interest in Borgata. Distributions from unconsolidated affiliates for 2016 primarily related to a $540 million distribution paid by CityCenter in May 2016.

In 2015, investments in and advances to unconsolidated affiliates primarily represented investments in CityCenter pursuant to the completion guarantee of $141 million and investments in the Las Vegas Arena Company, LLC of $50 million. In 2014, investments and advances to unconsolidated affiliates primarily represented investments in CityCenter of $56 million, investments in the Las Vegas Arena Company, LLC of $36 million, and investments in MGM Hakkasan of $10 million.

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

Financing activities. In 2016, we repaid net debt of $301 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior credit facility and entered into an amended and restated senior credit facility under which we borrowed $250 million. The Operating Partnership borrowed net debt of $2.1 billion during 2016 under its senior credit facility. In addition, MGM National Harbor borrowed $450 million under its credit facility, MGM China borrowed $374 million under its revolving credit facility, and we permanently repaid $584 million under Borgata’s credit facility. The following senior notes were issued during 2016:

•	$500 million 4.625% senior notes, due 2026 issued by us;
•	$500 million 4.5% senior notes, due 2026 issued by the Operating Partnership; and
•	$1.05 billion 5.625% senior notes, due 2024 issued by the Operating Partnership.

We redeemed the following senior notes during 2016:

•	$743 million 7.625% senior notes, due 2017 at a premium;
•	$732.7 million 7.5% senior notes, due 2016 at a premium;
•	$500 million 10% senior notes, due 2016 at a premium; and
•	$242.9 million 6.875% senior notes in April 2016 at maturity.

Additionally, we paid $140 million of debt issuance costs related to the senior notes issued in August 2016, the MGP financing transactions, the MGM National Harbor credit facility and the February 2016 amendment to the MGM China credit facility.

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

During the year ended 2016, MGP received proceeds of $1.2 billion in connection with the MGP IPO in April 2016 and paid $75 million of issuance costs related to the IPO, and we paid $100 million as part of the consideration for the purchase of an additional 188.1 million common shares of our MGM China subsidiary. MGP paid a $15 million dividend and a $22 million dividend to its Class A shareholders in July 2016 and October 2016, respectively. In August 2016, MGM China paid an interim dividend of $58 million, of which $29 million was distributed to noncontrolling interests. In June 2016, MGM China paid a final dividend of $46 million of which $23 million was distributed to noncontrolling interests.

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

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At December 31, 2016, we had $13.1 billion in principal amount of indebtedness, including $250 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.73 billion Operating Partnership credit facility, $1.9 billion outstanding under the $3.0 billion MGM China credit facility and $450 million outstanding under the $525 million MGM National Harbor credit facility. We have an estimated $751 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months including the estimated impact of changes in our interest rates on the MGP term loan B and new interest rate swap agreements entered into subsequent to year end. We believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures over the next twelve months from the balance sheet date with existing cash and cash deposits, cash flows from operations, dividends and distributions from MGM China and the Operating Partnership, and availability under our senior credit facility, the MGM China credit facility, the Operating Partnership credit facility and the MGM National Harbor credit facility.

In addition, we have made significant investments through December 31, 2016 and we expect to make capital investments as described below during 2017. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $530 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;
•	Approximately $270 million in capital expenditures related to the MGM Springfield project; and
•	Approximately $150 million in capital expenditures related to MGM National Harbor.

During 2017, MGM China expects to spend approximately $100 million in maintenance capital improvements at MGM Macau and MGM Cotai once opened, and $990 million on the MGM Cotai project, excluding capitalized interest, development fees and land related costs.

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

MGM Resorts International dividends. On February 15, 2017 the Board of Directors approved a quarterly dividend to holders of record on March 10, 2017 of $0.11 per share, totaling $63 million, which will be paid on March 15, 2017. Our intention is to pay a quarterly dividend in each future quarter subject to our operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at our subsidiaries and any limitations in other agreements such subsidiaries may have with third parties.

MGP distributions. On December 15, 2016, MGP’s Board of Directors declared a quarterly dividend of $0.3875 per Class A share totaling $22 million, which was paid on January 16, 2017 to holders of record on December 31, 2016. We concurrently received a $72 million distribution attributable to Operating Partnership units owned by us from the Operating Partnership, which remained within the consolidated entity. MGP expects to pay quarterly distributions in cash of approximately $22 million, equal to $0.3875 per share ($89 million on an annualized basis, equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future without advance notice.

MGM China dividend. On February 16, 2017, as part of its regular dividend policy, the Board of Directors of MGM China announced it will recommend a final dividend for 2016 of $78 million to MGM China shareholders subject to approval at the MGM China 2017 annual shareholders meeting to be held in May. If approved, we will receive our 56% share or $44 million, of which $4 million will be paid to Grand Paradise Macau under the $50 million deferred cash payment arrangement related to our acquisition of the additional 4.95% of MGM China shares in August of 2016. See Note 13 in the accompanying consolidated financial statements for additional information regarding the deferred cash payment.

Principal Debt Arrangements

As discussed in “Executive Overview” in connection with the formation and IPO of MGP, we and MGP entered into several financing transactions including new principal debt agreements. See Note 10 to the accompanying consolidated financial statements for additional information regarding those agreements.

In April 2016, we entered into an amended and restated credit agreement comprised of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. No amounts have been drawn on the revolving credit facility.

The amended and restated credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that we maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. We were in compliance with our amended and restated credit agreement covenants at December 31, 2016.

The amended and restated credit agreement is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas and the Bellagio, (ii) a pledge of substantially all existing and future personal property of our subsidiaries that own the MGM Grand Las Vegas and the Bellagio; and (iii) a pledge of the equity or limited liability company interests of the entities that own MGM Grand Las Vegas and the Bellagio.

Mandatory prepayments of the credit facilities will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

In April 2016, the Operating Partnership entered into a credit agreement comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The term loan B facility was originally issued at 99.75% to initial leaders. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. On October 26, 2016 the term loan B facility was re-priced at par and bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%, which represented a 50 basis point reduction compared to the prior rate. In addition, the Operating Partnership received a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%, as a result of it achieving a minimum corporate family rating of Ba3/BB- in February 2017. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year.

The Operating Partnership credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit agreement covenants at December 31, 2016.

MGM China and MGM Grand Paradise, as co-borrowers, are parties to a fourth amended and restated credit facility which consists of $1.55 billion of term loans and a $1.45 billion revolving credit facility. The interest rate on the facility fluctuates annually based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at December 31, 2016. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018 and 4.50 to 1.00 at September 30, 2018 and thereafter.

In January 2016, MGM National Harbor, LLC entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million term loan facility. The revolving and term loan facilities bear interest at LIBOR plus an applicable rate determined by MGM National Harbor, LLC’s total leverage ratio (2.25% as of December 31, 2016). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively.

The MGM National Harbor credit agreement is secured by a leasehold mortgage on MGM National Harbor and substantially all of the existing and future property of MGM National Harbor. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. In addition, to the extent MGM National Harbor generates excess cash flow (as defined in the MGM National Harbor credit agreement), a percentage of such excess cash flow (ranging from 0% to 50% based on a total leverage ratio) will be required to be used to prepay the term loan facilities commencing with the fiscal year ending 2017.

The MGM National Harbor credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor, LLC and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. MGM National Harbor, LLC was in compliance with its credit agreement covenants at December 31, 2016.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria, and Las Vegas Arena Company, LLC. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions, other than our MGP cash flow hedges. See Note 11 to the accompanying consolidated financial statements for additional information. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort or other entertainment properties in a manner that minimizes our initial investment. We guarantee the T-Mobile Arena credit facility as described below. In addition, there are no other provisions in the agreements with our investees which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

In conjunction with the Las Vegas Arena Company, LLC entering into a senior secured credit facility in September 2014, we and AEG each entered into joint and several completion guarantees for the project (which were subsequently terminated in February 2017), as well as a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2016, term loan A was $150 million and term loan B was $50 million.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter
	(In millions)
Long-term debt	$138	$1,323	$1,997	$1,583	$2,057	$6,046
Estimated interest payments on long-term debt (1)	745	722	612	550	437	656
Construction commitments (2)	643	79	—	—	—	—
Operating Leases (3)	37	33	30	30	32	1,380
Capital leases	9	3	2	—	—	—
Tax liabilities (4)	21	—	—	—	—	—
Long-term liabilities	4	5	5	4	52	39
Other obligations (5)	406	100	47	21	17	96
	$2,003	$2,265	$2,693	$2,188	$2,595	$8,217

(1)

Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2016 and management’s forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM China credit facility. In December 2016, the Operating Partnership entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $500 million and mature on November 30, 2021. The weighted average fixed rate paid is 1.825%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 0.75%.

(2)	The amount for 2017 includes $471 million related to MGM Cotai and $39 million and $76 million related to MGM National Harbor and MGM Springfield, respectively.
(3)

The table above excludes our future lease obligations to a subsidiary of the Operating Partnership pursuant to the master lease agreement discussed in Note 19 to the accompanying consolidated financial statements. We own 76.3% of the Operating Partnership units as of December 31, 2016. MGM National Harbor is located on land subject to a long-term ground lease. See Note 13 to the accompanying consolidated financial statements for further discussion.

(4)

Approximately $12 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude or when these amounts will be paid, if ever.

(5)

The amount for 2017 includes $124 million related to employment agreements, $129 million for entertainment agreements and $120 million of open purchase orders. Other commitments include various contracted amounts, including information technology, advertising, maintenance and other service agreements. Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. Our contractual commitments for these shows generally do not exceed 12 months and are based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

While we have significant indebtedness and other obligations, we believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures over the next twelve months from the balance sheet date with existing cash and cash deposits, cash flows from operations, dividends and distributions from MGM China and the

Operating Partnership, and availability under our senior credit facility, the MGM China credit facility, the Operating Partnership credit facility and the MGM National Harbor credit facility. We have $138 million of maturities of long-term debt in 2017. See “Liquidity and Capital Resources – Other Factors Affecting Liquidity” for further discussion of anticipated uses of cash.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers and gaming promoters. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2016 and 2015, approximately 53% and 42%, respectively, of our casino accounts receivable at our domestic resorts were owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2016 and 2015, approximately 35% and 37%, respectively, of our casino accounts receivable at our domestic resorts were owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates the credit worthiness of gaming promoters and casino customers prior to issuing credit.

We maintain an allowance, or reserve, for doubtful casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful casino accounts. At domestic resorts where marker play is not significant, the allowance is generally established by applying standard reserve percentages to aged account balances. At domestic resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information. MGM China specifically analyzes the collectability of casino receivables on an individual basis taking into account the age of the account, the financial condition and the collection history of the gaming promoter or casino customer.

In addition to enforceability issues, the collectability of unpaid markers given by foreign customers at our domestic resorts is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries. Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy occur.

The following table shows key statistics related to our casino receivables:

	December 31,
	2016	2015
	(In thousands)
Casino receivables	$332,443	$285,182
Allowance for doubtful casino accounts receivable	92,424	86,010
Allowance as a percentage of casino accounts receivable	28%	30%
Percentage of casino accounts outstanding over 180 days	21%	26%

Approximately $35 million and $40 million of casino receivables and $8 million and $9 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2016 and 2015, respectively. Casino receivables increased in the current year as a result of the Borgata transaction and the opening of MGM National Harbor. The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due to a decrease in the age of outstanding account balances. At December 31, 2016, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $3 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values in connection with the August 2016 Borgata acquisition, the June 2011 MGM China acquisition, the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. See Note 8 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Goodwill represents the excess of purchase price over the fair market value of net assets acquired in business combinations. We test goodwill for relevant reporting units for impairment in the fourth quarter of each year and in interim periods if circumstances exist such that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Accounting guidance provides entities the option to perform a qualitative assessment of goodwill (commonly referred to as “step zero”) in order to determine whether further impairment testing is necessary. In performing the step zero analysis we take into account macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events, and changes in the composition or carrying amount of net assets of reporting units. In addition, management takes into consideration the amount of excess of fair value over carrying value determined in the last quantitative analysis that was performed, as well as the period of time that has passed since the last quantitative analysis. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, further quantitative analysis is not required. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step quantitative analysis.

Under the two-step quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group. If the carrying value of the reporting unit exceeds its fair value, an indication of impairment exists and we must proceed to measure an impairment loss, if any. In measuring an impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value.

With the exception of our MGM China reporting unit, discussed below, none of our other reporting units incurred any goodwill impairment charges in 2016, 2015 or 2014. For our 2016 annual impairment test, we utilized the option to perform a step zero analysis for certain of our domestic resorts reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. The estimated fair values of reporting units for which we elected to forego the step zero analysis and instead utilized the two-step quantitative analysis were substantially in excess of their carrying values. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

During the fourth quarter of 2015, we conducted our annual impairment tests of goodwill by reviewing each of our reporting units, including our MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%. The decrease in fair value resulted from a decrease in forecasted cash flows based on then current market conditions and a sustained decline in the enterprise value multiples of the MGM China reporting unit as well as those of the MGM China reporting unit’s peer group. As a result of the indication of impairment from the step one analysis, we proceeded to perform a step two impairment analysis to measure the impairment loss. As such, we determined the fair values of all assets of the MGM China reporting unit, including its separately identifiable intangible assets. The fair values of each of the separately identifiable intangible assets exceeded their respective carrying values by a significant amount, leading to a lower implied fair value of goodwill. Therefore, we recorded a $1.5 billion non-cash impairment charge to reduce the historical carrying value of goodwill related to the MGM China reporting unit to its implied fair value in 2015.

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

See Note 8 to the accompanying consolidated financial statements for further discussion of goodwill impairment.

Impairment of Investments in Unconsolidated Affiliates

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is other-than-temporary based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates, as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group. See Note 7 and Note 17 to the accompanying consolidated financial statements for discussion of other-than-temporary impairment charges.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

As of December 31, 2016, we have a foreign tax credit carryover of $2.8 billion against which we have recorded a valuation allowance of $2.5 billion based upon our assessment of future realization. The foreign tax credits are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, we believe that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes.

On September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, we have concluded that we can no longer assume that MGM Grand Paradise will be entitled to additional exemption periods beyond the end of the extension recently granted. Thus, for all periods beyond March 31, 2020, we have assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and have factored that assumption into our assessment of the realization of the foreign tax credit deferred tax asset and the measurement of Macau deferred tax liabilities.

Due to improvements in our U.S. operations, we have generated U.S. operating profits for the past eight consecutive quarters and as of June 30, 2016 we no longer had cumulative U.S. losses in recent years. Consequently, during 2016 we began to rely on future U.S. source operating income in assessing future foreign tax credit realization during the 10-year foreign tax credit carryover period.

Our assessment of realization of our foreign tax credit deferred tax asset is based on available evidence, including assumptions about future profitability of and distributions from MGM China and assumptions concerning future U.S. operating profits. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions may have a material impact on the amount of the valuation allowance. For example, a change to our forecasts of future profitability of and distributions from MGM China or a change in our assumptions concerning U.S. profitability could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in such period. In addition, should we in a future period actually receive an additional exemption from the complementary tax, an additional valuation allowance would likely need to be provided on some portion or all of the foreign tax credit deferred tax asset, resulting in an increase in the provision for income taxes in such period and such increase may be material.

In addition, there is a $3 million valuation allowance, after federal effect, provided on certain state deferred tax assets, a valuation allowance of $71 million on certain Macau deferred tax assets, and a valuation allowance of $2 million on Hong Kong net operating losses because we believe these assets do not meet the “more likely than not” criteria for recognition.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 12 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.

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

In December 2016, the Operating Partnership entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $500 million and mature on November 30, 2021. The weighted average fixed rate paid is 1.825%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 0.75%. In January 2017, the Operating Partnership entered into additional interest rate swap agreements through November 2021 with a total $700 million notional amount to pay a fixed rate of 1.964% and receive the 1-month LIBOR rate in order to mitigate the interest rate risk inherent in its senior secured term loan B facility. The Company does not currently have any master netting arrangements related to its derivative contracts. See Note 11 for additional information.

As of December 31, 2016, variable rate borrowings represented approximately 32% of our total borrowings after giving effect to the $500 million notional amount Operating Partnership interest rate swaps discussed above. Assuming a 100 basis-point increase in LIBOR (in the case of the MGP term loan B facility, over the 0.75% floor specified in the Operating Partnership credit facility and after giving effect to the $500 million notional amount Operating Partnership interest rate swaps discussed above), our annual interest cost would increase by $23 million based on gross amounts outstanding at December 31, 2016. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $19 million based on amounts outstanding at December 31, 2016. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in,							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
	(In millions)
Fixed-rate	$—	$475	$850	$1,500	$1,250	$4,303	$8,378	$9,114
Average interest rate	N/A	11.4%	8.6%	6.3%	6.6%	6.0%	6.7%
Variable rate	$138	$848	$1,147	$82	$807	$1,744	$4,766	$4,772
Average interest rate	3.0%	2.8%	2.7%	3.2%	3.2%	3.5%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of December 31, 2016, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $20 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 66 to 120 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 64 of this Form 10-K. In making our assessment of internal control over financial reporting as of December 31, 2016, we have excluded Borgata operations, as permitted by Securities and Exchange Commission interpretive guidance, because these operations were acquired in a business combination on August 1, 2016. These operations represent approximately 7% of our total assets at December 31, 2016 and approximately 4% of our total net revenues for the year ended December 31, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 65 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 19, 2017 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2016:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	16,891	$18.33	20,935
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2016 we had 1.7 million restricted stock units and 3.2 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

Audited consolidated financial statements for CityCenter Holdings, LLC as of and for the three years in the period ended December 31, 2016 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).	Financial Statement Schedule.

Years Ended December 31, 2016, 2015 and 2014
Schedule II — Valuation and Qualifying Accounts	123

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(a)(3).	Exhibits.

Exhibit Number	Description
2.1

Master Contribution Agreement by and among the Company, MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP, dated as of April 25, 2016 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3.2	Amended and Restated Bylaws of the Company, effective January 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016).
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

4.1(8)

Indenture, dated as of January 17, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $850 million aggregate principal amount of 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.1(9)

Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(10)

First Supplemental Indenture, dated March 22, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(11)

Indenture, dated as of September 19, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.1(12)

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

4.1(13)

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

4.1(14)

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

4.1(15)

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

4.1(16)

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(17)

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

4.3

Registration Rights Agreement, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 21, 2016).

10.1(1)

Amended and Restated Credit Agreement, dated as of April 25, 2016, among MGM Resorts International, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.1(2)

Credit Agreement, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.1(3)

First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on October 26, 2016).

10.1(4)

Credit Agreement, dated January 28, 2016, among MGM National Harbor, LLC, certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

10.1(5)	First Amendment to Credit Agreement, dated as of October 28, 2016, among MGM National Harbor, LLC, certain lenders party thereto and Bank of America, N.A., as administrative agent.
10.1(6)

Third Supplemental Agreement, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein, and Bank of America, N.A., as facility agent, dated February 2, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016).

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

10.3(1)

Third Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated December 22, 2015 (incorporated by reference to Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K filed on February 29, 2016).

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

10.4(1)

Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.4(2)

First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

†10.4(3)	Hotel & Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 19, 2013.
†10.4(4)	First Amendment to Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC.
†10.4(5)	Second Amendment to Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC.
*10.5(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
*10.5(2)

1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarter report on Form 10-Q for the fiscal quarter ended June 30, 2004).

*10.5(3)	Amendment to the Company’s 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 13, 2007).
*10.5(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 5, 2014).
*10.5(5)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 25, 2011).
*10.5(6)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014 (incorporated by reference to Exhibit 10.4(6) to the Company’s Annual Report on Form 10-K filed on March 2, 2015).
*10.5(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.5(8)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.5(9)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.5(10)

Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.5(11)

Employment Agreement, effective as of December 13, 2014, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

*10.5(12)

Employment Agreement, dated as of October 3, 2016, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

*10.5(13)

Employment Agreement, executed as of August 24, 2015, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015).

*10.5(14)

Employment Agreement, effective as of November 15, 2016, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

*10.5(15)

Employment Agreement, effective as of November 15, 2016, between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2016).

*10.5(16)	Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(17)

Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 through 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(18)

Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(19)

Form of Restricted Stock Units Agreement of the Company (Performance), effective for awards granted in August 2012 through 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(20)

Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(21)

Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(22)	Form of Sign-On RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
*10.5(23)

Form of Performance Share Units Agreement of the Company, effective for awards granted in August 2012 through March 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(24)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through March 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.5(25)

Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(26)

Form of Bonus Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2016 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

*10.5(27)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(28)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(29)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(30)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2013 and thereafter (incorporated by reference to Exhibit 10.4(43) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.5(31)

Amendment to all Stock Appreciation Right Agreements adopted by the Compensation Committee of the Board of Directors on October 7, 2013 (incorporated by reference to Exhibit 10.4(44) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.5(32)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(33)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.5(34)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.5(35)

Amendment to Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.5(36)	Profit Growth Share Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).
*10.5(37)

Form of Performance Share Units Agreement (Profit Growth Share Incentive Plan) of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(38)

MGM Growth Properties LLC 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 of MGM Growth Properties LLC (File No. 333-210832) filed on April 19, 2016).

*10.5(39)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(40)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

12	Computation of ratio of earnings to fixed charges.
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.
99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2016.
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

†	Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.
*	Management contract or compensatory plan or arrangement.
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

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making its assessment of internal control over financial reporting as of December 31, 2016, the Company has excluded the operations of Marina District Development Company, LLC, which owns and operates Borgata Hotel Casino & Spa (“Borgata”) because these operations were acquired in a business combination on August 1, 2016. These operations represent approximately 7% of the Company’s total assets at December 31, 2016 and approximately 4% of the Company’s total net revenues for the year ended December 31, 2016. The Company intends to disclose any material changes in internal control over financial reporting with respect to the Borgata operations in the year ending December 31, 2017, the first annual assessment of internal control over financial reporting in which it is required to include Borgata.

Based on its evaluation as of December 31, 2016, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Marina District Development Company, LLC (the Borgata Hotel Casino & Spa), which was acquired on August 1, 2016, and whose financial statements constitute 7% of total assets and 4% of total net revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Marina District Development Company, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016. Our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGM Resorts International

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 1, 2017

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$1,446,581	$1,670,312
Accounts receivable, net	542,924	480,559
Inventories	97,733	104,200
Income tax receivable	—	15,993
Prepaid expenses and other	142,349	137,685
Total current assets	2,229,587	2,408,749

Property and equipment, net	18,425,023	15,371,795

Other assets
Investments in and advances to unconsolidated affiliates	1,220,443	1,491,497
Goodwill	1,817,119	1,430,767
Other intangible assets, net	4,087,706	4,164,781
Other long-term assets, net	393,423	347,589
Total other assets	7,518,691	7,434,634
	$28,173,301	$25,215,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$250,477	$182,031
Construction payable	270,361	250,120
Income taxes payable	10,654	—
Current portion of long-term debt	8,375	328,442
Accrued interest on long-term debt	159,028	165,914
Other accrued liabilities	1,594,526	1,311,444
Total current liabilities	2,293,421	2,237,951

Deferred income taxes, net	2,551,228	2,680,576
Long-term debt	12,979,220	12,368,311
Other long-term obligations	325,981	157,663
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	54,139	6,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 574,123,706 and 564,838,893 shares	5,741	5,648
Capital in excess of par value	5,653,575	5,655,886
Retained earnings (accumulated deficit)	545,811	(555,629)
Accumulated other comprehensive income	15,053	14,022
Total MGM Resorts International stockholders' equity	6,220,180	5,119,927
Noncontrolling interests	3,749,132	2,644,500
Total stockholders' equity	9,969,312	7,764,427
	$28,173,301	$25,215,178

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Casino	$4,936,490	$4,842,836	$5,878,775
Rooms	2,023,841	1,876,733	1,768,012
Food and beverage	1,639,910	1,575,496	1,558,937
Entertainment	517,433	539,318	560,116
Retail	200,340	201,688	191,351
Other	533,528	506,934	507,639
Reimbursed costs	397,152	398,836	383,434
	10,248,694	9,941,841	10,848,264
Less: Promotional allowances	(793,571)	(751,773)	(766,280)
	9,455,123	9,190,068	10,081,984
Expenses
Casino	2,718,483	2,882,752	3,643,881
Rooms	576,426	564,094	548,993
Food and beverage	943,803	917,993	908,916
Entertainment	411,657	410,284	422,115
Retail	96,928	102,904	99,455
Other	351,215	348,513	361,904
Reimbursed costs	397,152	398,836	383,434
General and administrative	1,378,617	1,309,104	1,318,749
Corporate expense	312,774	274,551	238,811
NV Energy exit expense	139,335	—	—
Preopening and start-up expenses	140,075	71,327	39,257
Property transactions, net	17,078	35,951	41,002
Goodwill impairment	—	1,467,991	—
Gain on Borgata transaction	(430,118)	—	—
Depreciation and amortization	849,527	819,883	815,765
	7,902,952	9,604,183	8,822,282
Income from unconsolidated affiliates	527,616	257,883	63,836
Operating income (loss)	2,079,787	(156,232)	1,323,538
Non-operating income (expense)
Interest expense, net of amounts capitalized	(694,773)	(797,579)	(817,061)
Non-operating items from unconsolidated affiliates	(53,139)	(76,462)	(87,794)
Other, net	(72,698)	(15,970)	(7,797)
	(820,610)	(890,011)	(912,652)
Income (loss) before income taxes	1,259,177	(1,046,243)	410,886
Benefit (provision) for income taxes	(22,299)	6,594	(283,708)
Net income (loss)	1,236,878	(1,039,649)	127,178
Less: Net (income) loss attributable to noncontrolling interests	(135,438)	591,929	(277,051)
Net income (loss) attributable to MGM Resorts International	$1,101,440	$(447,720)	$(149,873)
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$1.94	$(0.82)	$(0.31)
Diluted	$1.92	$(0.82)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$1,236,878	$(1,039,649)	$127,178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,680)	3,727	(1,293)
Unrealized gain on cash flow hedges	1,879	—	—
Other	—	(672)	1,250
Other comprehensive income (loss)	(801)	3,055	(43)
Comprehensive income (loss)	1,236,077	(1,036,594)	127,135
Less: Comprehensive (income) loss attributable to noncontrolling interests	(134,680)	589,905	(276,520)
Comprehensive income (loss) attributable to MGM Resorts International	$1,101,397	$(446,689)	$(149,385)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$1,236,878	$(1,039,649)	$127,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	849,527	819,883	815,765
Amortization of debt discounts, premiums and issuance costs	40,493	46,280	37,650
Loss on retirement of long-term debt	66,933	1,924	—
Provision for doubtful accounts	10,863	54,691	46,698
Stock-based compensation	55,487	42,872	37,264
Property transactions, net	17,078	35,951	41,002
Goodwill impairment	—	1,467,991	—
Gain on Borgata transaction	(430,118)	—	—
(Income) loss from unconsolidated affiliates	(471,309)	(177,946)	24,875
Distributions from unconsolidated affiliates	16,905	29,333	15,568
Deferred income taxes	(80,628)	(3,615)	331,833
Change in operating assets and liabilities:
Accounts receivable	(33,208)	(62,720)	(32,435)
Inventories	10,806	(2,649)	3,167
Income taxes receivable and payable, net	13,385	(5,946)	(29,485)
Prepaid expenses and other	20,192	(13,694)	22,144
Prepaid Cotai land concession premium	(22,376)	(22,427)	(22,423)
Accounts payable and accrued liabilities	272,828	(139,069)	(288,955)
Other	(39,764)	(26,131)	824
Net cash provided by operating activities	1,533,972	1,005,079	1,130,670
Cash flows from investing activities
Capital expenditures, net of construction payable	(2,262,473)	(1,466,819)	(872,041)
Dispositions of property and equipment	3,944	8,032	7,651
Proceeds from partial disposition of investment in unconsolidated affiliate	15,000	—	—
Proceeds from sale of business units and investment in unconsolidated affiliate	—	92,207	—
Acquisition of Borgata, net of cash acquired	(559,443)	—	—
Investments in and advances to unconsolidated affiliates	(3,633)	(196,062)	(103,040)
Distributions from unconsolidated affiliates in excess of cumulative earnings	542,097	201,612	132
Investments in treasury securities - maturities longer than 90 days	—	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	—	210,300
Investments in cash deposits - original maturities longer than 90 days	—	(200,205)	(570,000)
Proceeds from cash deposits - original maturities longer than 90 days	—	770,205	—
Payments for gaming licenses	—	—	(85,000)
Other	(11,696)	(4,028)	10,981
Net cash used in investing activities	(2,276,204)	(795,058)	(1,524,150)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	491,032	977,275	(28,000)
Borrowings under bank credit facilities – maturities longer than 90 days	1,845,375	5,118,750	5,171,250
Repayments under bank credit facilities – maturities longer than 90 days	(1,845,375)	(5,118,750)	(5,171,250)
Issuance of long-term debt	2,050,000	—	1,250,750
Retirement of senior notes	(2,258,053)	(875,504)	(508,900)
Repayment of Borgata credit facility	(583,598)	—	—
Debt issuance costs	(139,584)	(46,170)	(13,681)
Issuance of MGM Growth Properties Class A shares in public offering	1,207,500	—	—
MGM Growth Properties Class A share issuance costs	(75,032)	—	—
Acquisition of MGM China shares	(100,000)	—	—
Distributions to noncontrolling interest owners	(103,367)	(307,227)	(386,709)
Excess tax benefit from exercise of stock options	13,277	12,369	4,671
Proceeds from issuance of redeemable noncontrolling interests	47,325	6,250	—
Other	(30,078)	(24,872)	(10,054)
Net cash provided by (used in) financing activities	519,422	(257,879)	308,077
Effect of exchange rate on cash	(921)	793	(889)
Cash and cash equivalents
Net decrease for the period	(223,731)	(47,065)	(86,292)
Change in cash related to assets held for sale	—	3,662	(3,662)
Balance, beginning of period	1,670,312	1,713,715	1,803,669
Balance, end of period	$1,446,581	$1,670,312	$1,713,715
Supplemental cash flow disclosures

Interest paid, net of amounts capitalized	$661,166	$776,540	$776,778
Federal, state and foreign income taxes paid, net of refunds	68,236	11,801	42,272
Non-cash investing and financing activities
Common stock issued for acquisition of MGM China shares	$174,041	$—	$—
Deferred cash payment for acquisition of MGM China shares	43,265	—	—
Conversion of convertible senior notes to equity	—	1,449,499	—
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	—	(8,198)	83,106
Increase in construction accounts payable	20,241	79,681	74,237

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2016, 2015 and 2014

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income	Equity	Interests	Equity
Balances, January 1, 2014	490,361	$4,904	$4,156,680	$41,964	$12,503	$4,216,051	$3,644,444	$7,860,495
Net income (loss)	—	—	—	(149,873)	—	(149,873)	277,051	127,178
Currency translation adjustment	—	—	—	—	(762)	(762)	(531)	(1,293)
Other comprehensive income from unconsolidated affiliates, net	—	—	—	—	1,250	1,250	—	1,250
Stock-based compensation	—	—	34,102	—	—	34,102	4,266	38,368
Tax effect of stock-based compensation	—	—	(7,807)	—	—	(7,807)	—	(7,807)
Issuance of common stock pursuant to stock-based compensation awards	931	9	(8,893)	—	—	(8,884)	—	(8,884)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(387,211)	(387,211)
Issuance of performance share units			7,529			7,529	—	7,529
Other	—	—	(689)	—	—	(689)	(662)	(1,351)
Balances, December 31, 2014	491,292	4,913	4,180,922	(107,909)	12,991	4,090,917	3,537,357	7,628,274
Net loss	—	—	—	(447,720)	—	(447,720)	(591,929)	(1,039,649)
Currency translation adjustment	—	—	—	—	1,703	1,703	2,024	3,727
Other comprehensive loss from unconsolidated affiliates, net	—	—	—	—	(672)	(672)	—	(672)
Stock-based compensation	—	—	38,464	—	—	38,464	4,538	43,002
Tax effect of stock-based compensation	—	—	7,740	—	—	7,740	—	7,740
Issuance of common stock pursuant to stock-based compensation awards	1,844	18	(24,896)	—	—	(24,878)	—	(24,878)
Conversion of convertible debt to common stock	71,703	717	1,448,779	—	—	1,449,496	—	1,449,496
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(307,494)	(307,494)
Issuance of performance share units	—	—	4,872	—	—	4,872	—	4,872
Other	—	—	5	—	—	5	4	9
Balances, December 31, 2015	564,839	5,648	5,655,886	(555,629)	14,022	5,119,927	2,644,500	7,764,427
Net income	—	—	—	1,101,440	—	1,101,440	134,902	1,236,342
Currency translation adjustment	—	—	—	—	(1,477)	(1,477)	(1,203)	(2,680)
Stock-based compensation	—	—	51,460	—	—	51,460	4,147	55,607
Tax effect of stock-based compensation	—	—	13,580	—	—	13,580	—	13,580
Issuance of common stock pursuant to stock-based compensation awards	9,285	22	(30,065)	—	—	(30,043)	—	(30,043)
Issuance of performance share units	—	—	5,817	—	—	5,817	—	5,817
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(103,457)	(103,457)
MGM Growth Properties IPO	—	—	(150,414)	—	—	(150,414)	1,334,252	1,183,838
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(22,281)	(22,281)
MGM China common stock acquisition	—	71	127,146	—	1,074	128,291	(270,903)	(142,612)
Borgata transaction	—		(18,385)	—	—	(18,385)	28,752	10,367
Other comprehensive income - cash flow hedges	—	—	—	—	1,434	1,434	445	1,879
Other	—	—	(1,450)	—	—	(1,450)	(22)	(1,472)
Balances, December 31, 2016	574,124	$5,741	$5,653,575	$545,811	$15,053	$6,220,180	$3,749,132	$9,969,312

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company” together with its consolidated subsidiaries) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, owns and operates casino resorts. The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Along with local investors, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Subsequent to its acquisition on August 1, 2016, the Company owns and operates the Borgata Hotel Casino & Spa (“Borgata”), located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. See Note 4 for additional information on the Borgata transaction. The Company owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. Additionally, the Company owns and operates MGM National Harbor in Prince George’s County, Maryland, which opened on December 8, 2016.

On April 25, 2016, MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, completed its initial public offering (“IPO”) of 57,500,000 of its Class A shares representing limited liability company interests (inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares) at an initial offering price of $21 per share. In connection with the IPO, the Company and MGP entered into a series of transactions and several agreements that, among other things, set forth the terms and conditions of the IPO and provide a framework for the Company’s relationship with MGP.

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through, its Operating Partnership subsidiary, MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP contributed the proceeds from the IPO to the Operating Partnership in exchange for 26.7% of the Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%.

Pursuant to a master contribution agreement entered into in connection with the IPO by and between the Company, MGP and the Operating Partnership, the Company contributed the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership in exchange for 73.3% of the Operating Partnership units in the Operating Partnership on the closing date of the IPO. In addition, on August 1, 2016, the Company completed its acquisition of Borgata and subsequently contributed Borgata’s real estate assets to MGP, as discussed in Note 4. As a result of the Borgata transaction, as discussed in Note 20, the Company’s indirect ownership in the Operating Partnership units increased to 76.3% and MGP’s Class A shareholders’ ownership interest in Operating Partnership units was reduced to 23.7%. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. See Note 10 and Note 19 for additional information related to MGP, the IPO and certain other intercompany agreements and debt financing transactions entered into in connection therewith.

The Company acquired an additional 4.95% interest in MGM China Holdings Limited (“MGM China”) on September 1, 2016, which increased its ownership to approximately 56%. See Note 14 for additional information. The Company has a controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,500 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget is $3.3 billion excluding development fees eliminated in consolidation, capitalized interest and land related costs.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. In April 2016, CityCenter closed the sale of The Shops at Crystals (“Crystals”), a retail, dining and entertainment district. See Note 7 and Note 19 for additional information related to CityCenter.

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, subsequent to the sale of a 7.5% ownership interest by each of the Company and AEG to Athena Arena, LLC on September 1, 2016. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, hockey, basketball and bull riding, to high profile awards shows and top-name concerts. T-Mobile Arena commenced operations in April 2016. Effective January 1, 2016, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 7 and Note 13 for additional information regarding the Company’s investment in the Las Vegas Arena Company. In addition, the Company owns and operates The Park, a dining and entertainment district, which opened in April 2016 and which connects to T-Mobile Arena, New York-New York, Monte Carlo and the Park Theater, a 5,200 seat entertainment venue which opened in December 2016.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 7 for additional information regarding the Company’s investment in Grand Victoria.

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

The Company has two reportable segments: domestic resorts and MGM China. See Note 18 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. For entities not determined to be a variable interest entity (“VIE”), the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method when the Company can exercise significant influence over or has joint control of the unconsolidated affiliate. All intercompany balances and transactions are eliminated in consolidation.

The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a VIE. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. For these VIEs, the Company records a noncontrolling interest in the consolidated balance sheets.  The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single

Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s 26.7% interest in the Operating Partnership prior to the Borgata transaction and 23.7% interest subsequent to the Borgata transaction as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2016, on a consolidated basis MGP had total assets of $9.5 billion, primarily related to its real estate investments, and total liabilities of $3.9 billion, primarily related to its indebtedness.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 10;
•	Level 2 inputs when measuring the fair value of its interest rate swaps. See Note 11;
•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Borgata transaction. See Note 4;
•	Level 2 and Level 3 inputs when measuring the impairment of goodwill related to the MGM China reporting unit. See Note 8; and
•	Level 3 inputs when assessing the fair value of its investment in Grand Victoria. See Note 7

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable or construction payable as applicable.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2016, 47% of the Company’s casino receivables at its domestic resorts were due from customers residing in foreign countries and 9% of the Company’s casino receivables related to MGM China. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on both a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2016, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of December 31, 2016 and 2015, the Company had accrued $36 million and $17 million for property and equipment within accounts payable and $32 million and $44 million related to construction retention accrued in other long-term liabilities, respectively.

Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 15 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.

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

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. See Note 7 and Note 17 for results of the Company’s review of its investment in certain of its unconsolidated affiliates.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2016 and 2014. An impairment of goodwill related to the MGM China reporting unit was recorded as a result of the annual impairment review in 2015. See Note 8.

Accounting guidance provides entities the option to perform a qualitative assessment of goodwill (commonly referred to as “step zero”) in order to determine whether further impairment testing is necessary. In performing the step zero analysis the Company considers macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events, and changes in the composition or carrying amount of net assets of reporting units. In addition, the Company takes into consideration the amount of excess of fair value over carrying value determined in the last quantitative analysis that was performed, as well as the period of time that has passed since the last quantitative analysis. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would proceed to a two-step quantitative analysis.

Under the two-step quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. If the carrying value of the reporting unit exceeds its fair value, an indication of impairment exists and the Company must proceed to measure an impairment loss, if any. To measure an impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

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

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Rooms	$120,369	$112,313	$115,463
Food and beverage	283,598	279,041	295,667
Entertainment, retail and other	39,611	39,388	39,673
	$443,578	$430,742	$450,803

Gaming promoters. A significant portion of the high-end (“VIP”) gaming volume at MGM Macau is generated through the use of gaming promoters, also known as junket operators. These operators introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips from MGM Macau and in turn sell these chips to their players. The nonnegotiable chips allow MGM Macau to track the amount of wagering conducted by each gaming promoter’s clients in order to determine VIP gaming play volume, or rolling chip turnover, which is the amount of nonnegotiable chips wagered and lost. In exchange for the gaming promoters’ services, MGM Macau compensates the gaming promoters through revenue-sharing arrangements and rolling chip turnover-based commissions. The estimated portion of the gaming promoter commissions that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense.

Reimbursed costs. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related primarily to the Company’s management of CityCenter.

Loyalty programs. The Company’s primary loyalty program is “M life Rewards” and is available to patrons at most of the Company’s domestic resorts and CityCenter. Members may earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices or the M life Rewards front desk at participating properties. Points may also be redeemed for free slot play on participating machines. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn Express Comps based on their gaming play which can be redeemed for complimentary goods and services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing goods and services for Express Comps based on the Express Comps earned multiplied by a cost margin, less an estimate for Express Comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has a loyalty program, whereby patrons earn rewards that can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment.

Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $171 million for 2016 and $156 million for 2015 and 2014.

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

Redeemable noncontrolling interest. In 2015, MGM National Harbor issued non-voting economic interests in MGM National Harbor (“Interests”) to noncontrolling interest parties, for a total purchase price of $6 million.  In 2016, MGM National Harbor issued Interests to noncontrolling interest parties for a purchase price of $47 million. Net income attributable to noncontrolling interests includes $0.5 million relating to redeemable noncontrolling interests for the year ended December 31, 2016.

The Interests provide for annual preferred distributions by MGM National Harbor to the noncontrolling interest parties based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions will begin within ninety days after the end of the fiscal year in which the opening date of MGM National Harbor occurs, and after the end of each subsequent fiscal year. Also, beginning on the third anniversary of the last day of the calendar quarter in which the opening date of MGM National Harbor occurs (and on each subsequent anniversary thereof) the noncontrolling interest parties will each have the ability to require MGM National Harbor to purchase all or a portion of their Interests for a purchase price based on a contractually agreed upon formula. Certain noncontrolling interest parties each have the right to sell back all or a portion of their Interests prior to such date if MGM National Harbor were to guarantee or grant liens to secure any indebtedness of the Company or its affiliates other than the indebtedness of MGM National Harbor.

The Company has recorded the Interests as “Redeemable noncontrolling interests” in the mezzanine section of the accompanying consolidated balance sheets and not stockholders’ equity because their redemption is not exclusively in the Company’s control. Interests are initially accounted for at fair value. Subsequently, the Company will recognize changes in the redemption value as they occur and adjust the carrying amount of the redeemable noncontrolling interests to equal the maximum redemption value, provided such amount does not fall below the initial carrying value, at the end of each reporting period. The Company records any changes caused by such an adjustment in retained earnings or accumulated deficit. Additionally the carrying amount of the redeemable noncontrolling interests is adjusted for annual preferred distributions, with changes caused by such adjustments recorded within net income (loss) attributable to noncontrolling interests.

Income (loss) per share of common stock. The table below reconciles basic and diluted income (loss) per share of common stock. Diluted net income (loss) attributable to common stockholders includes adjustments for redeemable noncontrolling interests and the potentially dilutive effect on the Company’s equity interests in MGP and MGM China due to shares outstanding under their respective stock compensation plans. Diluted weighted-average common and common equivalent shares includes adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Year Ended December 31,
	2016	2015	2014
Numerator:	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,101,440	$(447,720)	$(149,873)
Adjustment related to redeemable noncontrolling interests	(28)	—	—
Net income (loss) available to common stockholders - basic	1,101,412	(447,720)	(149,873)
Potentially dilutive effect due to MGP Omnibus Plan	(40)	—	—
Potentially dilutive effect due to MGM China Share Option Plan	(11)	—	(340)
Net income (loss) attributable to common stockholders - diluted	$1,101,361	$(447,720)	$(150,213)
Denominator:
Weighted-average common shares outstanding basic	568,134	542,873	490,875
Potential dilution from share-based awards	5,183	—	—
Weighted-average common and common equivalent shares - diluted	573,317	542,873	490,875
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	4,207	18,276	19,254

The weighted-average common shares outstanding for the year ended December 31, 2015 included the weighted average impact of the $300 million 4.25% convertible senior notes issued in June 2011 and the $1.15 billion 4.25% convertible senior notes issued in April 2010 from the date of their conversion on April 15, 2015. The weighted-average impact of the assumed conversion of the convertible senior notes was excluded from the calculation of diluted earnings per share for the years ended December 31, 2015 and 2014 as their effect would be antidilutive. See Note 10 for additional information.

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

Derivative financial instruments. The Company reflects all derivative instruments at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the cash flow hedge instruments is recorded as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. As of December 31, 2016, all of the Company’s derivative financial instruments are interest rate swap agreements which have been designated as cash flow hedges and qualify for hedge accounting.

Accumulated other comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity. The following table summarizes the changes in the accumulated balance of other comprehensive income:

	Currency translation adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balance, December 31, 2014	$12,319	$—	$672	$12,991
Other comprehensive income (loss) before reclassifications	3,727	—	(672)	3,055
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	3,727	—	(672)	3,055
Other comprehensive income (loss) attributable to noncontrolling interest	(2,024)	—	—	(2,024)
Balance, December 31, 2015	14,022	—	—	14,022
Other comprehensive income (loss) before reclassifications	(2,680)	1,521	1,074	(85)
Amounts reclassified from accumulated other comprehensive income	—	358	—	358
Other comprehensive income (loss), net of tax	(2,680)	1,879	1,074	273
Other comprehensive income (loss) attributable to noncontrolling interest	1,203	(445)	—	758
Balance, December 31, 2016	$12,545	$1,434	$1,074	$15,053

Recently issued accounting standards. In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The Company adopted this guidance prospectively at the beginning of the fourth quarter of 2016. The adoption of this guidance did not have an effect on the Company’s financial condition, results of operations, cash flows, or disclosures.

In 2015 and 2016, the FASB issued the following ASUs related to revenue recognition, effective for fiscal years beginning after December 15, 2017, pursuant to ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”:

•

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 provides for a new revenue recognition model which includes a five-step analysis in determining when and how revenue is recognized, including identification of separate performance obligations for each contract with a customer. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services;

•

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” clarifies the implementation guidance on principal versus agent considerations as it relates to ASU 2014-09. ASU 2016-08 provides guidance related to the assessment an entity is required to perform to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent) when another party is involved in providing goods or services to a customer;

•

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” clarifies guidance related to identifying performance obligations and licensing implementation guidance as it relates to ASU 2014-09. ASU 2016-10 includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis; and

•

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as it relates to ASU 2014-09. ASU 2016-12 provides for a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

The Company is currently assessing the impact that the adoption of the above ASUs related to revenue recognition will have on its consolidated financial statements and footnote disclosures. However, the Company has identified a few significant impacts. Under the new guidance the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues as discussed above. The Company expects the majority of such amounts will offset casino revenues. In addition, accounting for Express Comps granted under the Company’s M life Rewards program as outlined above will also change. Under the new guidance Express Comps earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (i.e. hotel, food and beverage, entertainment). In addition, given that M life Rewards is an aspirational loyalty program with multiple customer tiers which provide certain benefits to tier members, the Company will need to assess if such benefits are deemed to be separate performance obligations under the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840, “Leases.” ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” (“ASU 2016-15”), effective for fiscal years beginning after December 15, 2017. ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its consolidated financial statements.

In January 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The adoption of ASU 2016-09 will not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

In January 2017, the Company adopted ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are Under Common Control,” (“ASU 2016-17”). The amendments affect the evaluation of whether to consolidate a VIE in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether an entity is the primary beneficiary of a VIE for an entity that is a single decision maker of a variable interest by changing how an entity treats indirect interests in the VIE held through related parties that are under common control with the reporting entity. The guidance in ASU 2016-17 must be applied retrospectively to all relevant periods. The adoption of ASU 2016-17 will not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amended guidance simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amended guidance, the Company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact and timing of adopting this guidance, but anticipates early adoption in 2017.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Casino	$332,443	$285,182
Hotel	169,321	157,489
Other	139,080	127,677
	640,844	570,348
Less: Allowance for doubtful accounts	(97,920)	(89,789)
	$542,924	$480,559

NOTE 4— BORGATA TRANSACTION

On August 1, 2016, the Company completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata. Following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leased back the real property to a subsidiary of the Company. See Note 19 for additional information.

As part of the purchase and sale agreement, the Company agreed to pay Boyd Gaming half of any net amount received or utilized by the Company as it relates to the Atlantic City property tax refund owed to Borgata at the time of the transaction. Pursuant to tax court judgments, The City of Atlantic City, New Jersey (“Atlantic City”) owes Borgata property tax refunds of approximately $106 million, plus interest, related to the over-assessment of property values for the 2009-2012 tax years. As a result of funding shortfalls, the City of Atlantic City has not paid the refunds due to Borgata and therefore, Borgata has withheld its current property tax obligations in satisfaction of the tax court judgment. Borgata applied $33 million of such credits as of December 31, 2016. After taking into account contingent consideration paid related to property tax refunds realized by Borgata, cash paid to Boyd Gaming for its interest in Borgata was $604 million.

Through the acquisition of Boyd Gaming’s interest in Borgata, the Company obtained 100% of the equity interests in Borgata and therefore consolidated Borgata as of August 1, 2016. The Company recognized 100% of the assets and liabilities of Borgata at fair value at the date of the acquisition. Prior to the acquisition, the Company held a 50% ownership interest in Borgata, which was accounted for under the equity method. The fair value of the equity interests of Borgata was determined by the transaction price and equaled approximately $1.2 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of Borgata at the acquisition date, resulting in a $430 million gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The allocation of fair value has been finalized as of December 31, 2016.

The following table sets forth the finalized allocation at December 31, 2016 (in thousands):

Fair value of assets acquired and liabilities assumed:
Current assets	$112,221
Property and equipment and other long-term assets	1,373,567
Goodwill	386,892
Trade name	83,000
Customer list	22,000
Current liabilities	(122,743)
Long-term debt	(583,187)
Deferred taxes	(12,124)
Other long-term obligations	(51,894)
$1,207,732

As discussed above, the Company recognized the identifiable intangible assets of Borgata at fair value. The trade name and customer relationship intangible assets did not have historical cost bases at Borgata. The estimated fair values of the intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable.

Unfavorable lease liability. The Company has assumed the liability of a series of ground leases for a total of approximately 11 acres of land on which the Borgata employee parking garage, public space expansion, rooms expansion, and modified surface parking lot. The Company recorded an unfavorable lease liability of $1 million in “Current liabilities” and $47 million in “Other long-term obligations” for the excess contractual lease obligations over the market value of the leases, which will be amortized on a straight-line basis over the term of the lease contracts through December 2070. Both a market and income approach using Level 2 and Level 3 inputs were utilized to determine the fair value of these leases.

Deferred taxes. The Company recorded an additional net deferred tax liability of $89 million, of which $82 million and $7 million was recorded to income tax expense and goodwill, respectively. The net deferred tax liability represents the excess of the financial reporting amounts of the net assets of Borgata over their respective basis under U.S. and New Jersey tax law expected to be applied to taxable income in the periods such differences are expected to be realized.

Consolidated results. Borgata’s net revenue for the period from August 1, 2016 through December 31, 2016 was $348 million, operating income was $39 million and net income was $8 million.

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

	Year Ended December 31,
	2016	2015
	(In thousands, except per share data)
	(unaudited)
Net revenues	$9,940,176	$9,993,718
Net income (loss) attributable to MGM Resorts International	819,278	(417,671)
Basis net income (loss) per share	$1.44	$(0.77)
Diluted net income (loss) per share	$1.43	$(0.77)

NOTE 5 — DISPOSITIONS

On April 1, 2015, the Company closed the sale of Railroad Pass. At closing, the Company received $8 million in cash proceeds. On April 30, 2015, the Company closed the sale of Gold Strike and related assets in Jean, Nevada. At closing, the Company received $12 million in cash proceeds. On July 7, 2015, the Company entered into an agreement with Eldorado Resorts, Inc. to sell Circus Circus Reno, as well as the Company’s 50% interest in Silver Legacy and associated real property. On November 23, 2015, the Company closed the sale and received $80 million in cash proceeds and recorded a gain of $23 million related to the sale, classified within “Property transactions, net.” See Note 7 for further discussion of the sale of the Company’s 50% investment in Silver Legacy. Railroad Pass, Gold Strike and Circus Circus Reno were not classified as discontinued operations because the Company concluded that the sales did not have a major effect on the Company’s operations or its financial results and they do not represent a disposal of a major geographic segment or product line.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Land	$6,530,988	$6,495,391
Buildings, building improvements and land improvements	11,969,984	9,429,945
Furniture, fixtures and equipment	4,863,647	4,274,537
Construction in progress	2,628,603	2,111,860
	25,993,222	22,311,733
Less: Accumulated depreciation and amortization	(7,568,199)	(6,939,938)
	$18,425,023	$15,371,795

NOTE 7 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2016	2015
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,007,358	$1,136,452
Marina District Development Company – Borgata (0% at December 31, 2016; 50% at December 31, 2015)	—	134,454
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	123,585	122,500
Las Vegas Arena Company, LLC (42.5% at December 31, 2016; 50% at December 31, 2015)	80,339	90,352
Other	9,161	7,739
	$1,220,443	$1,491,497

The Company recorded its share of the net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income from unconsolidated affiliates	$527,616	$257,883	$63,836
Preopening and start-up expenses	(3,168)	(3,475)	(917)
Non-operating items from unconsolidated affiliates	(53,139)	(76,462)	(87,794)
	$471,309	$177,946	$(24,875)

CityCenter

Crystals sale. In April 2016, CityCenter closed the sale of Crystals for approximately $1.1 billion. During the year ended December 31, 2016, CityCenter recognized a gain on the sale of Crystals of $400 million and the Company recognized a $401 million gain, which included $200 million representing its 50% share of the gain recorded by CityCenter and $201 million representing the reversal of certain basis differences. The basis differences primarily related to other-than-temporary impairment charges previously recorded on the Company’s investment in CityCenter that were allocated to Crystals’ building assets.

CityCenter distribution. In March 2016, a $90 million distribution was declared in accordance with CityCenter’s annual distribution policy and in April 2016, CityCenter declared a $990 million special distribution in connection with the Crystals sale. The Company’s $540 million share of such distributions was paid in May 2016. In April 2015, CityCenter declared a special distribution of $400 million, of which the Company received its 50% share of $200 million.

CityCenter litigation settlement. During the first quarter of 2015, CityCenter recognized a $160 million gain as a result of the final resolution of its construction litigation and related settlements, of which the Company recorded $80 million, its 50% share of the gain.

CityCenter credit facility. CityCenter’s senior secured credit facility consisted of a $75 million revolving credit facility, maturing in October 2018 and a $1.2 billion term loan B facility maturing in October 2020. CityCenter used cash on hand to permanently repay $266 million of the term loan B facility during 2016. On January 27, 2017, CityCenter completed an amendment to re-price its $1.2 billion term loan B senior credit facility and re-price and extend its $75 million revolving facility. The term loan B facility was re-priced at par and will now bear interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75% which represents a 50 basis point reduction compared to the prior rate and a 25 basis point reduction compared to the prior LIBOR floor. The revolving facility was re-priced at LIBOR plus 2.00%, which represents a 175 basis point reduction compared to the prior rate. The revolving facility was also extended to July 2020. All other principal provisions of the existing credit facility remain unchanged.

Borgata

As discussed in Note 4, the Company acquired Boyd Gaming’s ownership interest in Borgata on August 1, 2016, and therefore began to consolidate Borgata beginning on that date. Prior thereto, the Company’s investment in Borgata was accounted for under the equity method.

Grand Victoria

At December 31, 2015, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results due in part to a continued loss of market share to video gaming terminals, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $17 million at December 31, 2015, based on an estimated fair value of $123 million for the Company’s 50% interest. The Company performed a sensitivity analysis surrounding its long-term growth rate assumption and noted that if a long-term growth rate of 1.5% had been used, the resulting estimated fair value of the Company’s 50% interest in Grand Victoria would have been approximately $120 million. The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary.

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

Arena financing. In September 2014, a subsidiary of Las Vegas Arena Company entered into a senior secured credit facility to finance construction of the T-Mobile Arena. In connection with this senior credit facility, MGM Resorts International and AEG each entered into a repayment guarantee for the term loan B (which is subject to increases and decreases in the event of rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2016, the senior secured credit facility consisted of a $150 million term loan A and a $50 million term loan B. The senior secured credit facility matures in September 2019. The senior secured credit facility is secured by substantially all the assets of the Las Vegas Arena Company, and contains certain financial covenants which became applicable upon the opening of the T-Mobile Arena in April 2016. In accordance with the Las Vegas Arena Company’s senior secured credit facility, the Company and AEG contributed equal amounts totaling $175 million for construction, all of which had been contributed as of December 31, 2015. See Note 13 for discussion of the Company’s joint and several completion and repayment guarantees related to the Las Vegas Arena Company.

Silver Legacy

Silver Legacy sale. As discussed in Note 5, the Company closed the sale of its 50% interest in Silver Legacy on November 23, 2015, received proceeds of $58 million, and recorded a gain of $20 million. The Company’s investment in Silver Legacy was not classified as discontinued operations because the Company concluded that the sale would not have a major effect on the Company’s operations or its financial results and it did not represent a disposal of a major geographic segment or product line.

Unconsolidated Affiliate Financial Information

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	December 31,
	2016	2015
	(In thousands)
Current assets	$518,632	$1,260,834
Property and other assets, net	7,106,361	8,460,915
Current liabilities	384,370	482,633
Long-term debt and other long-term obligations	1,454,575	2,268,157
Equity	5,786,048	6,970,959

As of December 31, 2015, assets held for sale related to Crystals of $668 million and associated liabilities of Crystals were classified as current within the summarized balance sheet information.

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Net revenues	$1,944,127	$2,298,179	$2,238,419
Operating expenses	(1,781,809)	(1,901,044)	(2,237,921)
Operating income	162,318	397,135	498
Interest expense	(92,014)	(141,925)	(163,723)
Non-operating expenses	(12,851)	(14,942)	(13,669)
Net income (loss)	57,453	240,268	(176,894)
Income from discontinued operations	407,187	22,681	21,161
Net income (loss)	$464,640	$262,949	$(155,733)

Results of operations of the unconsolidated affiliates includes the results of Silver Legacy through the date of disposition on November 23, 2015 and the results of Borgata through the date of acquisition on August 1, 2016. The results of Crystals, including the gain on sale recognized in 2016, are classified as discontinued operations in the summarized results of operations for all periods presented.

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

	December 31,
	2016	2015
	(In thousands)
Venture-level equity attributable to the Company	$2,883,324	$3,486,117
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(537,819)	(573,163)
CityCenter capitalized interest (2)	215,467	241,374
CityCenter completion guarantee (3)	337,223	372,785
CityCenter deferred gain (4)	(221,638)	(236,327)
CityCenter capitalized interest on sponsor notes (5)	(42,095)	(47,158)
Other-than-temporary impairments of CityCenter investment (6)	(1,555,509)	(1,800,191)
Other-than-temporary impairments of Borgata investment (7)	—	(126,446)
Acquisition fair value adjustments net of other-than-temporary impairments of Grand Victoria investment (8)	99,619	99,619
Other adjustments	41,871	74,887
	$1,220,443	$1,491,497

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $379 million and $426 million of impairments allocated to land as of December 31, 2016 and December 31, 2015, respectively.
(7)	The impairment of the Company’s Borgata investment included $90 million of impairments allocated to land as of December 31, 2015.
(8)	Relates to indefinite-lived gaming license rights for Grand Victoria and other-than-temporary impairments of the Company’s investment in Grand Victoria.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2016	2015
Goodwill:	(In thousands)
Domestic resorts	$457,867	$70,975
MGM China	1,359,252	1,359,792
	$1,817,119	$1,430,767
Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	312,022	229,022
Total indefinite-lived intangible assets	410,120	327,120
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,514,073	4,515,867
Less: Accumulated amortization	(1,024,185)	(858,531)
	3,489,888	3,657,336
MGM Macau land concession	84,736	84,769
Less: Accumulated amortization	(23,817)	(19,554)
	60,919	65,215
MGM China customer lists	128,974	129,025
Borgata customer list	22,000	—
Less: Accumulated amortization	(135,574)	(126,003)
	15,400	3,022
Maryland license, Massachusetts license and other intangible assets	136,127	136,127
Less: Accumulated amortization	(24,748)	(24,039)
	111,379	112,088
Total finite-lived intangible assets, net	3,677,586	3,837,661
Total other intangible assets, net	$4,087,706	$4,164,781

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for 2016 and 2015:

	2016
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by reportable segment:
Domestic resorts	$70,975	$386,892	$—	$457,867
MGM China	1,359,792	—	(540)	1,359,252
	$1,430,767	$386,892	$(540)	$1,817,119

	2015
	Balance at January 1	Acquisitions	Impairments and currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by reportable segment:
Domestic resorts	$70,975	$—	$—	$70,975
MGM China	2,826,135	—	(1,466,343)	1,359,792
	$2,897,110	$—	$(1,466,343)	$1,430,767

Goodwill concerning domestic resorts relates to the acquisition of Mirage Resorts in 2001, the acquisition of Mandalay Resort Group in 2005, and the acquisition of Borgata in August 2016. See Note 4 for goodwill recognized in connection with the Borgata transaction. The Company recognized goodwill resulting from its acquisition of a controlling interest in MGM China in 2011.

During the fourth quarter of 2015, the Company conducted its annual impairment tests of goodwill by reviewing each of its reporting units, including its MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%. The decrease in fair value resulted from a decrease in forecasted cash flows based on then current market conditions and a sustained decline in the enterprise value multiples of the MGM China reporting unit as well as the multiples of the reporting unit’s peer group.

As a result of the indication of impairment from its step one analysis, the Company performed a step two impairment analysis to measure the impairment loss. As such, the Company determined the fair values of all assets of the MGM China reporting unit, including its separately identifiable intangible assets. The fair values of each of the separately identifiable intangible assets exceeded their respective carrying values by a significant amount, leading to a lower implied fair value of goodwill. Therefore, the Company recorded a $1.5 billion non-cash impairment charge to reduce the historical carrying value of goodwill related to the MGM China reporting unit to its implied fair value. The carrying value of goodwill related to the MGM China reporting unit as of December 31, 2015 following the impairment charge was $1.4 billion.

Indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $210 million consists of trademarks and trade names related to the Mandalay Resort Group acquisition and $83 million related to the Borgata trade name.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A., a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the Cotai land concession agreement with the government extends significantly beyond the gaming subconcession. As such, the Company is amortizing the gaming subconcession intangible asset on a straight-line basis over the term of the Cotai land concession, ending in January 2038.

MGM Macau land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. The land concession intangible asset is amortized on a straight-line basis over the remaining initial contractual term.

Customer lists. The Company recognized an intangible asset related to MGM China’s customer lists, which was amortized on an accelerated basis over its estimated useful life of five years. The MGM China customer list intangible asset became fully amortized in 2016. The Company recognized an intangible asset related to the Borgata customer list, which is amortized on an accelerated basis over its estimated useful life of two years and five months.

Gaming licenses. The Company was granted a license to operate a casino in Maryland. The consideration paid to the State of Maryland for the license fee of $22 million is considered a finite-lived intangible asset that is amortized on a straight-line basis over a period of 15 years, beginning in December 2016, when the casino started operations. The Company was granted a license to operate a casino in Massachusetts. The consideration paid to the State of Massachusetts for the license fee of $85 million is considered a finite-lived intangible asset that will be amortized over a period of 15 years beginning upon the opening of the casino resort.

Other. The Company’s other finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

Total amortization expense related to intangible assets was $180 million, $199 million and $232 million for 2016, 2015, and 2014, respectively. Estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2017	$183,414
2018	177,758
2019	178,081
2020	178,081
2021	178,081
Thereafter	2,782,171
$3,677,586

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Payroll and related	$483,194	$370,672
Advance deposits and ticket sales	135,592	104,461
Casino outstanding chip liability	227,538	282,810
Casino front money deposits	214,727	127,947
MGM China gaming promoter commissions	31,445	33,064
Other gaming related accruals	119,446	91,318
Taxes, other than income taxes	166,916	153,531
Other	215,668	147,641
	$1,594,526	$1,311,444

NOTE 10 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2016	2015

	(In thousands)
Senior credit facility term loans	$250,000	$2,716,000
MGM Growth Properties senior credit facility	2,133,250	—
MGM China credit facility	1,933,313	1,559,909
MGM National Harbor credit facility	450,000	—
$242.9 million 6.875% senior notes, due 2016	—	242,900
$732.7 million 7.5% senior notes, due 2016	—	732,749
$500 million 10% senior notes, due 2016	—	500,000
$743 million 7.625% senior notes, due 2017	—	743,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	—
$500 million 4.5% MGM Growth Properties senior notes, due 2026	500,000	—
$500 million 4.625% senior notes, due 2026	500,000	—
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures ($4.3 million at December 31, 2015), due 2096	2,265	4,265
	13,144,380	12,824,375
Less: premiums, discounts, and unamortized debt issuance costs, net	(156,785)	(127,622)
	12,987,595	12,696,753
Less: Current portion	(8,375)	(328,442)
	$12,979,220	$12,368,311

Debt due within one year of the December 31, 2016 balance sheet was classified as long-term as the Company has both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities with the exception that $8 million of MGP’s quarterly amortization payments under its senior credit facility were classified as current because MGP used cash to make such amortization payments in January 2017. At December 31, 2015, the amount available under the Company’s revolving senior credit facility was less than current maturities related to the Company’s term loan credit facilities and senior notes. The Company excluded from the December 31, 2015 current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Total interest incurred	$814,731	$862,377	$846,321
Interest capitalized	(119,958)	(64,798)	(29,260)
	$694,773	$797,579	$817,061

Senior credit facility. In April 2016, the Company entered into an amended and restated credit agreement comprised of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. No amounts have been drawn on the revolving credit facility. The Company incurred a loss on early retirement of its prior credit facility of approximately $28 million recorded in “Other, net” in the consolidated statements of operations. At December 31, 2016, the interest rate on the term loan A facility was 3.02%.

The amended and restated credit agreement contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit agreement covenants at December 31, 2016.

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

MGM Growth Properties senior credit facility. In April 2016, the Operating Partnership entered into a credit agreement comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The term loan B facility was originally issued at 99.75% to initial lenders. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. On October 26, 2016 the term loan B facility was re-priced at par and bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%, which represented a 50 basis point reduction compared to the prior rate. In addition, the Operating Partnership received a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75% as a result of it achieving a minimum corporate family rating of Ba3/BB- in February 2017. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Company permanently repaid $8 million of the term loan A facility and $9 million of the term loan B facility for the year ended December 31, 2016. At December 31, 2016, the term loan A facility had an amount outstanding of $293 million with an interest rate of 3.52% and the term loan B facility had an amount outstanding of $1.84 billion with an interest rate of 3.52%. No amounts were drawn on the revolving credit facility as of December 31, 2016.

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit agreement covenants at December 31, 2016.

MGM China credit facility. At December 31, 2016, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at December 31, 2016 was comprised of $1.56 billion of term loans and $374 million drawn on the revolving credit facility. At December 31, 2016, the weighted average interest rate on the term loans was 2.73% and the interest rate on the revolving credit facility was 2.50%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at December 31, 2016. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018 and 4.50 to 1.00 at September 30, 2018 and thereafter.

MGM National Harbor credit agreement. In January 2016, MGM National Harbor, LLC entered into a credit agreement consisting of a $100 million revolving credit facility and a $425 million term loan facility. The revolving and term loan facilities bear interest at LIBOR plus an applicable rate determined by MGM National Harbor, LLC’s total leverage ratio (2.25% as of December 31, 2016). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning the fourth full fiscal quarter following the opening date of MGM National Harbor, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on the last day of the twelfth and sixteenth full fiscal quarters, respectively. The outstanding balance at December 31, 2016 was comprised of $425 million of term loans and $25 million drawn on the revolving credit facility. At December 31, 2016, the interest rate on the term loan was 3.02% and the interest rate on the revolving credit facility was 2.90%.

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

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor, LLC and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. MGM National Harbor, LLC was in compliance with its credit agreement covenants at December 31, 2016.

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

In 2015, the Company repaid its $875 million 6.625% senior notes at maturity. The senior notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. The senior notes are effectively subordinated to the Company’s existing and future secured obligations, primarily consisting of its senior credit facility, to the extent of the value of the assets securing such obligations.

Bridge Facilities. In connection with the Borgata transaction in August 2016, the Company borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from its offering of its 4.5% senior notes due 2026. In connection with the closing of the IPO, the Company borrowed $4.0 billion under certain bridge facilities, the proceeds of which were used to repay its outstanding obligations under its prior senior credit facility and were used to repay its 7.5% senior notes due 2016 and its 10% senior notes due 2016 on the Redemption Date. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described in Note 1 and the proceeds from the IPO.

MGM Growth Properties senior notes. On August 12, 2016, the Operating Partnership and MGP Finance Co-Issuer, Inc. issued $500 million in aggregate principal amount of 4.5% senior notes due 2026 for net proceeds of $492 million. On April 20, 2016, a subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 and on April 25, 2016, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the notes from such subsidiary (which merged into the Operating Partnership on such date).

Convertible senior notes. In April 2015, holders of substantially all of the $1.45 billion in aggregate principal amount of 4.25% convertible senior notes elected to convert the notes into approximately 78 million shares of the Company’s common stock. The notes were converted at 53.83 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $18.58 per share. In addition, the Company settled the capped call transactions entered into in connection with the initial issuance of $1.15 billion aggregate principal amount of notes and received approximately 6 million shares from such financial institutions. Such shares received in connection with the capped call transactions were subsequently retired.

Maturities of long-term debt. Maturities of the principal amount of the Company’s long-term debt as of December 31, 2016 are as follows:

Years ending December 31,	(In thousands)
2017	$137,964
2018	1,323,143
2019	1,997,019
2020	1,582,563
2021	2,057,250
Thereafter	6,046,441
$13,144,380

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2016 was $13.9 billion. At December 31, 2015, the estimated fair value of the Company’s long-term debt was $13.1 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility.

NOTE 11 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact its future earnings and forecasted cash flows. The Operating Partnership does not use derivative instruments for speculative or trading purposes.

In December 2016, the Operating Partnership entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $500 million and mature on November 30, 2021. The weighted average fixed rate paid is 1.825%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 0.75%.

The following table summarizes the fair value and the presentation in the Company’s balance sheet:

	Location on Balance Sheet	December 31, 2016
		(In thousands)
Interest rate swaps - cash flow hedges	Other long-term assets, net	$1,879

As of December 31, 2016, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within “Other long-term assets, net.” For the year ended December 31, 2016, the amount recorded in other comprehensive income related to the gain on derivative instruments was $2 million. For the year ended December 31, 2016, there was no ineffective portion of the change in fair value derivatives. During the fourth quarter of 2016, the Company recorded interest expense of $0.4 million related to the swap agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the twelve months beginning January 1, 2017, the Company estimates that $4 million will be reclassified as an increase to interest expense.

In January 2017, the Operating Partnership entered into additional interest rate swap agreements through November 2021 with a total $700 million notional amount to pay a fixed rate of 1.964%, and the variable rate received resets monthly to the one-month LIBOR, subject to a minimum rate of 0.75%, in order to mitigate the interest rate risk inherent in its senior secured term loan B facility.

NOTE 12 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic operations	$985,683	$155,296	$(168,135)
Foreign operations	273,494	(1,201,539)	579,021
	$1,259,177	$(1,046,243)	$410,886

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal:	(In thousands)
Current	$(97,502)	$(13,540)	$(10,448)
Deferred (excluding separate components)	(125,181)	280,220	785,225
Deferred – operating loss carryforward	—	—	(277,453)
Deferred – valuation allowance	222,688	(247,867)	(815,851)
Other noncurrent	3,608	(590)	33,130
Benefit (provision) for federal income taxes	3,613	18,223	(285,397)
State:
Current	4,069	(1,840)	(2,214)
Deferred (excluding separate components)	2,313	(2,768)	4,338
Deferred – operating loss carryforward	(16,024)	(2,263)	531
Deferred – valuation allowance	23,058	(4,465)	412
Other noncurrent	(2,901)	7,153	(547)
Benefit (provision) for state income taxes	10,515	(4,183)	2,520
Foreign:
Current	(2,015)	(2,127)	(1,656)
Deferred (excluding separate components)	(34,425)	(5,832)	1,726
Deferred – operating loss carryforward	2,988	10,472	3,495
Deferred – valuation allowance	(2,975)	(9,959)	(4,396)
Provision for foreign income taxes	(36,427)	(7,446)	(831)
	$(22,299)	$6,594	$(283,708)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014

Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign tax credit	(10.5)	63.7	(222.0)
Repatriation of foreign earnings	5.2	(32.0)	113.2
Foreign goodwill impairment	—	(49.1)	—
Federal valuation allowance	(17.7)	(23.7)	198.6
Settlements with taxing authorities	—	0.1	(7.6)
Gain on Borgata transaction	(5.4)	—	—
Foreign jurisdiction income/losses taxed at other than 35%	(3.8)	6.9	(49.1)
Permanent and other items	(1.0)	(0.3)	0.9
	1.8%	0.6%	69.0%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2016	2015
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$40,330	$42,133
Deferred compensation	6,881	4,719
Net operating loss carryforward	9,669	20,084
Capital loss carryforward	—	2,827
Accruals, reserves and other	168,712	42,614
Investments in unconsolidated affiliates	152,092	198,594
Stock-based compensation	33,311	32,108
Tax credits	2,824,312	2,883,839
	3,235,307	3,226,918
Less: Valuation allowance	(2,510,140)	(2,736,972)
	725,167	489,946
Deferred tax assets – foreign:
Bad debt reserve	895	976
Net operating loss carryforward	72,788	69,800
Accruals, reserves and other	3,945	1,270
Property and equipment	—	2,837
Stock-based compensation	3,830	—
	81,458	74,883
Less: Valuation allowance	(73,134)	(70,159)
	8,324	4,724
Total deferred tax assets	$733,491	$494,670
Deferred tax liabilities – federal and state:
Property and equipment	$(2,657,230)	$(2,536,724)
Long-term debt	(146,018)	(220,245)
Intangibles	(124,729)	(99,419)
	(2,927,977)	(2,856,388)
Deferred tax liabilities – foreign:
Property and equipment	(4,691)	—
Intangibles	(352,051)	(318,858)
	(356,742)	(318,858)
Total deferred tax liability	$(3,284,719)	$(3,175,246)
Net deferred tax liability	$(2,551,228)	$(2,680,576)

Income generated from gaming operations of MGM Grand Paradise, which is owned by MGM China, is exempted from Macau’s 12% complementary tax, pursuant to approval from the Macau government. Absent this exemption, “Net income attributable to MGM Resorts International” would have decreased by $25 million in 2016, and “Net loss attributable to MGM Resorts International” would have increased by $25 million in 2015 and net income per share (diluted) would have decreased by $0.04 in 2016 and net loss per share (diluted) would have increased by $0.04 in 2015.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2016 a complementary tax net operating loss carryforward of $593 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2017 through 2019.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective until December 31, 2016. MGM China was not subject to the complementary tax on distributions it received during the covered period as a result of the annual fee arrangement. Annual payments of $2 million were required under the annual fee arrangement. The $2 million annual payments for 2016 and 2015 were accrued and a corresponding provision for income taxes was recorded in each year. MGM Grand Paradise intends to file for an extension of this agreement in the first quarter of 2017.

However, no assurance can be given that an extension will be granted or that the terms if granted will not be less favorable than the prior agreement.

The Company repatriated $53 million and $304 million of foreign earnings and profits in 2016 and 2015, respectively. At December 31, 2016, there were approximately $363 million of unrepatriated foreign earnings and profits, all of which the Company anticipates will be repatriated without the incurrence of additional U.S. income tax expense due to creditable foreign taxes associated with such earnings and profits. Such foreign taxes consist of the Macau Special Gaming Tax, which the Company believes qualifies as a tax paid in lieu of an income tax that is creditable against U.S. income taxes. Accordingly, no deferred tax liability had been recorded for those earnings. The Company had foreign tax credit carryovers of $2.8 billion as of December 31, 2016 which will expire as follows: $731 million in 2022; $976 million in 2023; $786 million in 2024; and $331 million in 2025. The foreign tax credit carryovers are subject to valuation allowance as described further below.

For state income tax purposes, the Company had Illinois, New Jersey, and Michigan net operating loss carryforwards of $93 million, $166 million, and $77 million at December 31, 2016, respectively, which equates to deferred tax assets after federal tax effect and before valuation allowance, of $5 million, $3 million, and $3 million, respectively. The Illinois net operating loss carryforwards will expire if not utilized by 2021 through 2026. The New Jersey net operating loss carryforwards will expire if not utilized by 2029 through 2036. The Michigan net operating loss carryforwards will expire if not utilized by 2022 through 2024.

The Company recorded a valuation allowance of $2.5 billion against the $2.8 billion foreign tax credit deferred tax asset at December 31, 2016. In addition, there was a $3 million valuation allowance, after federal effect, provided on certain state deferred tax assets, a valuation allowance of $71 million on certain Macau deferred tax assets, and a valuation allowance of $2 million on Hong Kong net operating losses because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

The foreign tax credits are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. On September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, the Company has concluded that it can no longer assume that MGM Grand Paradise will be entitled to additional exemption periods beyond the end of the extension recently granted. Thus, for all periods beyond March 31, 2020, the Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into the assessment of the realization of the foreign tax credit deferred tax asset. This change resulted in a reduction in the valuation allowance against the foreign tax credit deferred tax asset in the amount of $169 million with a corresponding reduction in the provision for income taxes in 2016.

Due to improvements in its U.S. operations, the Company has generated U.S. operating profits for the past eight consecutive quarters and as of June 30, 2016 no longer had cumulative U.S. losses in recent years. Consequently, during the quarter ended June 30, 2016 the Company began to rely on future U.S. source operating income in assessing future foreign tax credit realization during the 10-year foreign tax credit carryover period. This change resulted in a reduction in the valuation allowance and a corresponding reduction in the provision for income taxes of $85 million in 2016.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gross unrecognized tax benefits at January 1	$13,724	$31,143	$106,246
Gross increases - prior period tax positions	—	—	1,626
Gross decreases - prior period tax positions	(3,375)	(14,158)	(43,098)
Gross increases - current period tax positions	3,677	1,222	5,066
Settlements with taxing authorities	—	(2,408)	(38,697)
Lapse in Statutes of Limitations	—	(2,075)	—
Gross unrecognized tax benefits at December 31	$14,026	$13,724	$31,143

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9 million and $8 million at December 31, 2016 and 2015, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued less than $1 million in interest related to unrecognized tax benefits at December 31, 2016 and 2015. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2016, 2015 and 2014 includes interest benefit and expense related to unrecognized tax benefits as follows: less than $1 million expense in 2016, $4 million benefit in 2015, and $13 million benefit in 2014.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2016, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2010. During 2016, the IRS opened an examination of the Company’s 2014 U.S. consolidated federal income tax return and notified the Company that it would open an examination of the 2014 income tax return of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes. During 2015, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of the 2009 tax year and agreed to all IRS adjustments to the 2010 and 2011 tax years of CityCenter Holdings, LLC. The Company received a refund of $16 million of taxes and associated interest in connection with the settlement of these examinations, which are now considered settled for financial accounting purposes. During 2014, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of its consolidated federal income tax returns for the 2005 through 2009 tax years; the 2007 through 2008 tax years of CityCenter Holdings, LLC; the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes; and the 2005 through 2009 tax years of Marina District Development Holding Company, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes during such years. These examinations are now considered settled for financial reporting purposes. The Company previously deposited $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for these examinations.

As of December 31, 2016, other than adjustments resulting from the federal income tax audits discussed above, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2012. During 2015, the state of New Jersey completed its examination of Marina District Development Holding Company, LLC for the 2003 through 2009 tax years. All adjustments were agreed to by the members of Marina District Development Holding Company, LLC and the examination is now considered settled for financial accounting purposes. The Company made a $1 million payment of tax and associated interest as a result of this settlement. No other state or local income tax returns are currently under examination.

The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2016 will change materially within the next twelve months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2016, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

Years ending December 31,	(In thousands)
2017	$37,173
2018	33,018
2019	29,722
2020	29,976
2021	32,416
Thereafter	1,380,274
Total minimum lease payments	$1,542,579

The table above excludes the Company’s future lease obligations to a subsidiary of the Operating Partnership pursuant to the master lease agreement discussed in Note 19. The Company owns 76.3% of the Operating Partnership units as of December 31, 2016. The current obligations of $9 million under capital leases due within one year are included in “Other accrued liabilities” and the long-term obligations of $5 million under capital leases due after one year are included in “Other long-term obligations”. Rental expense for operating leases was $80 million, $74 million and $65 million for 2016, 2015 and 2014, respectively. Amounts included short term rentals charged to rent expense. Rental expense in 2016, 2015, and 2014 includes $7 million related to the Cotai land concession. The

Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term. Rent recognized for the Cotai land concession is included in “Preopening and start-up expenses” prior to opening.

In August 2016, in connection with the Borgata transaction, the Company has assumed the liability of a series of ground leases for a total of approximately 11 acres of land on which the Borgata employee parking garage, public space expansion, rooms expansion, and modified surface parking lot. The Company recorded an unfavorable lease liability for the excess contractual lease obligations over the market value of the leases, which will be amortized on a straight-line basis over the term of the lease contracts through December 2070. The ground lease is accounted for as an operating lease with rental expense of $2 million for the year ended December 31, 2016.

In April 2013, the Company entered into a ground lease agreement for an approximate 23 acre parcel of land in connection with the MGM National Harbor project. The ground lease has an initial term of 25 years and the right to extend for up to 13 additional six year periods with the first 7 of those additional periods considered to be reasonably assured. The Company therefore amortizes the lease on a straight line basis over a 67 year term. The ground lease is accounted for as an operating lease with rental expense of $16 million, $19 million and $13 million recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Rent recognized for the ground lease was included in "Preopening and start-up expenses" prior to opening.

Borgata property tax reimbursement agreement. On February 15, 2017, Borgata, the Department of Community Affairs of the State of New Jersey and Atlantic City entered into an agreement wherein Borgata will be reimbursed $72 million as settlement for property tax refunds subject to certain terms and conditions. The payment of the settlement amount is in satisfaction of existing New Jersey Tax Court and Superior Court judgments totaling approximately $106 million, plus interest for the 2009-2012 tax years and the settlement of pending tax appeals for the tax years 2013-2015. Those pending tax appeals could potentially have resulted in Borgata being awarded additional refunds due amounting to approximately $65 million. Under the terms of the agreement, Atlantic City will pay Borgata the reimbursement amount of $72 million in up to two installments, with the first installment of $52 million due on or before July 31, 2017 and the second installment for the remaining balance of $20 million due on or before October 1, 2017. In order to finance the reimbursement, Atlantic City and the State of New Jersey have agreed to use their best efforts to issue and sell bonds to pay the reimbursement. Should Atlantic City fail to pay either of the installment payments or petition for relief from creditors under state or federal law, or should any other event occur that would cause termination of the agreement, Borgata will be entitled to enforce a consent judgment that is being entered into as part of the settlement for the 2009-2015 tax years in an amount totaling $158 million.

As part of the purchase and sale agreement, the Company agreed to pay Boyd Gaming half of any net amount received by the Company as it relates to the property tax refund owed to Borgata. The Company will recognize the amounts received pursuant to the reimbursement agreement and amounts paid to Boyd Gaming in current earnings in the periods in which payments are received and paid.

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and will purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company elected to pay the upfront impact payment of $83 million, including $14 million related to CityCenter. The upfront payments were made in September 2016. The Company and CityCenter are required to make ongoing payments to NV Energy for non-bypassable rate charges which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extend through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. As of December 31, 2016, the Company recorded an estimate of such liability on a discounted basis of $8 million in “Other accrued liabilities” and $63 million in “Other long-term obligations.” The expense recognized related to the upfront payment and the initial accrual for the non-bypassable charges liability has been recognized within “NV Energy exit expense” in the accompanying consolidated statements of operations. Subsequent accretion of the liability and changes in estimates will be recognized within general and administrative expenses.

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”). As part of the consideration for the purchase, the Company agreed to pay GPM a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. As of December 31, 2016, the Company recorded a liability on a discounted basis of $43 million in “Other long-term obligations.”

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 18 acre site on the Cotai Strip in Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2016, MGM China had paid $159 million of the contract’s premium, including interest due on the semi-annual installments, and the amount paid is recorded within “Other long-term assets, net.” In January 2017, MGM China paid the final semi-annual installment of $15 million under the contract. Under the terms of the land concession contract, MGM Grand Paradise is required to build and open MGM Cotai by January 2018.

T-Mobile Arena. In conjunction with the Las Vegas Arena Company entering a senior secured credit facility in 2014, the Company and AEG each entered joint and several completion guarantees for the project, as well as a repayment guarantee for term loan B (which is subject to increases and decreases in the event of a rebalancing of the principal amount of indebtedness between the term loan A and term loan B facilities). As of December 31, 2016, term loan A was $150 million and term loan B was $50 million. The completion guarantees were terminated in February 2017.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At December 31, 2016, the Company had $15 million in letters of credit outstanding under the Company’s senior credit facility and $39 million in letters of credit outstanding under MGM China’s credit facility. No amounts were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at December 31, 2016. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 14 — STOCKHOLDERS’ EQUITY

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest for the year ended December 31, 2016:

(In thousands)
Net income attributable to MGM Resorts International	$1,101,440
Transfers to noncontrolling interest:
MGP formation transactions	(150,414)
Borgata transaction	(18,385)
MGM China transaction	(45,554)
Net transfers to noncontrolling interest	(214,353)
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$887,087

MGM Growth Properties IPO. The Company adjusted the carrying value of the noncontrolling interests to reflect MGP’s Class A shareholders’ 26.7% initial ownership interest in the consolidated net assets of MGP related to the IPO and related transactions discussed in Note 1, with an offsetting adjustment to additional paid in capital.

Borgata transaction. The Company has adjusted the carrying value of the noncontrolling interests as a result of the Borgata transaction to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, as discussed in Note 1, including assets and liabilities transferred as a part of the Borgata transaction, with an offsetting adjustment to additional paid in capital.

MGM China common stock acquisition. In September 2016, the Company acquired 188.1 million ordinary shares of MGM China from GPM. As a result of the transaction, the Company owns approximately 56% of MGM China’s outstanding common shares and Ms. Ho owned approximately 22.5% immediately following the transaction. As consideration for the MGM China shares, the Company issued 7,060,492 shares of its common stock and paid $100 million to GPM. In addition, the Company agreed to pay GPM a deferred cash payment of $50 million. See Note 13 for additional information regarding the deferred cash payment. The Company adjusted the carrying value of the noncontrolling interest and accumulated other comprehensive income to reflect the change in MGM China’s noncontrolling ownership interest resulting from the transaction. The difference between the fair value of the consideration paid and the aforementioned adjustments was recognized as a reduction to additional paid in capital.

MGM Resorts International dividends. On February 15, 2017 the Company’s Board of Directors approved a quarterly dividend to holders of record on March 10, 2017 of $0.11 per share, totaling $63 million, which will be paid on March 15, 2017. The Company intends to pay a quarterly dividend in each future quarter subject to the Company’s operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of available funds, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at the Company’s subsidiaries and any limitations in other agreements such subsidiaries may have with third parties.

MGM China dividends. MGM China paid the following dividends:

•	$46 million final dividend in May 2016, of which $23 million was distributed to noncontrolling interests;
•	$58 million interim dividend in August 2016, of which $29 million was distributed to noncontrolling interests;
•	$400 million special dividend in March 2015, of which $196 million was distributed to noncontrolling interests;
•	$120 million final dividend in June 2015, of which $59 million was distributed to noncontrolling interests;
•	$76 million interim dividend in August 2015, of which $37 million was distributed to noncontrolling interests;
•	$499 million special dividend in March 2014, of which $245 million was distributed to noncontrolling interests;
•	$127 million final dividend in June 2014, of which $62 million was distributed to noncontrolling interests; and
•	$137 million interim dividend in September 2014, of which $67 million was distributed to noncontrolling interests.

On February 16, 2017, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2016 of $78 million to MGM China shareholders subject to approval at the MGM China 2017 annual shareholders meeting to be held in May. If approved, the Company will receive its 56% share, or $44 million, of which $4 million will be paid to GPM under the deferred cash payment arrangement. See Note 13 for additional information.

MGP dividends. In January 2017 and October 2016, MGP paid quarterly dividends of $0.3875 per Class A common share, each totaling $22 million. The Company concurrently received $72 million in distributions attributable to the Operating Partnership units owned by the Company from the Operating Partnership, which remained within the consolidated entity at each period. In July 2016 MGP paid a $15 million pro-rated quarterly dividend of $0.2632 per Class A common share. The Company concurrently received a $42 million distribution attributable to the Operating Partnership units owned by the Company from the Operating Partnership, which remained within the consolidated entity.

NOTE 15 — STOCK-BASED COMPENSATION

MGM Resorts 2005 Omnibus Incentive Plan. The Company’s omnibus incentive plan, as amended (the “Omnibus Plan”), allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	As amended, the Omnibus Plan allows for the issuance of up to 45 million shares or share-based awards; and
•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

SARs granted under the Omnibus Plan generally have terms of seven years, and in most cases vest in four equal annual installments. RSUs granted vest ratably over four years, a portion of which are subject to achievement of a performance target based on operational results compared to budget in order for such RSUs to be eligible to vest. Expense is recognized primarily on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

PSUs granted vest subject to a market condition, in which a percentage of the target award granted vests based on the performance of the Company’s stock price in relation to the target price at the end of a three year performance period. Specifically, the ending average stock price must equal the target price, which is defined as 125% of the beginning average stock price, in order for the target award to vest. No shares are issued unless the ending average stock price is at least 60% of the target price, and the maximum payout is capped at 160% of the target award. If the ending average stock price is at least 60% or more of the target price, then the amount of units granted in the target award is multiplied by the stock performance multiplier. The stock performance multiplier equals the ending average stock price divided by the target price. For this purpose, the target and ending prices are based on the average closing price of the Company’s common stock over the 60 calendar day periods ending on the grant date and the third anniversary of the grant date, respectively. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

As of December 31, 2016, the Company had an aggregate of approximately 21 million shares of common stock available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2016 is presented below:

Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2016	14,131	$14.82
Granted	2,557	25.91
Exercised	(4,522)	11.52
Forfeited or expired	(193)	20.90
Outstanding at December 31, 2016	11,973	18.33	4.27	$125,682
Vested and expected to vest at December 31, 2016	11,570	18.12	4.20	$123,841
Exercisable at December 31, 2016	6,478	14.16	2.90	$94,903

As of December 31, 2016, there was a total of $37 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units and performance share units

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average	Target	Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price
Nonvested at January 1, 2016	1,578	$20.05	1,818	$18.54	$26.18
Granted	776	26.06	785	24.94	31.05
Vested	(624)	18.31	(397)	21.01	23.50
Forfeited	(58)	20.70	—	—	—
Nonvested at December 31, 2016	1,672	23.47	2,206	20.38	28.40

As of December 31, 2016, there was a total of $30 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2016, there was a total of $28 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 1.7 years.

The Company grants PSUs for a portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as the other PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. In March 2016, 2015 and 2014, the Company granted 0.3 million, 0.2 million and 0.3 million PSUs pursuant to the Bonus PSU Policy with a target price of $23.87, $25.91 and $31.72, respectively. Additionally, the Company granted PSUs for certain employees of the Company in connection with the Profit Growth Plan (“Profit Growth Plan PSUs”). Profit Growth Plan PSUs have the same terms as the other PSUs granted under the Omnibus Plan with the exception of an additional service and performance condition tied to the results of the Profit Growth Plan which must be achieved for the awards to vest. In October 2015, the Company granted 0.3 million Profit Growth Plan PSUs with a target price of $25.76. As of December 31, 2016, the performance condition associated with the Profit Growth Plan PSUs has been met. Awards granted under the Bonus PSU Policy and in connection with the Profit Growth Plan are excluded from the table above.

The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Intrinsic value of share-based awards exercised or RSUs and PSUs vested	$86,216	$67,420	$31,613
Income tax benefit from share-based awards exercised or RSUs and PSUs vested	29,736	23,288	10,805

The Company net settles SAR exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the SAR less applicable taxes.

MGM Growth Properties 2016 Omnibus Incentive Plan. The Company’s subsidiary, MGP, adopted an omnibus incentive plan in 2016 for grants of share-based awards to eligible directors, officers and employees of MGP and its subsidiaries and affiliates, including the Company (“MGP Omnibus Plan”). The MGP Omnibus Plan is administered by MGP’s Board of Directors, which has the discretion to determine the type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The MGP Omnibus Plan allows for the issuance of up to 2.5 million shares; and
•

Limits the maximum amount of shares to be granted, in the aggregate, to any individual participant within any fiscal year as well as limits the maximum aggregate grant date value (regardless of type(s) of award granted) in any fiscal year to any non-employee director of MGP.

The majority of RSUs granted under the MGP Omnibus Plan vest ratably over four years with the exception of RSUs issued to MGM Resorts International employees in connection with the IPO, which vest ratably over one year. Expense is recognized on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate. The RSUs are granted together with dividend equivalent rights that are subject to the same vesting and forfeiture terms as the underlying RSUs.

Outstanding PSUs granted under the MGP Omnibus Plan vest subject to a market condition, in which a percentage of the target award granted vests based on MGP’s total shareholder return (“TSR”) relative to a select group of peer companies at the end of a three year performance period. Depending on MGP’s relative TSR at the end of the performance period, anywhere from 0% to 160% of the target award may vest. Should MGP’s TSR be negative during the performance period, then the maximum portion of the target award eligible for vesting is capped at 100%. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate. The PSUs are granted together with dividend equivalent rights that are subject to the same vesting and forfeiture terms as the underlying PSUs.

As of December 31, 2016, MGP had an aggregate of 2 million shares of common stock available for grant as share-based awards under the MGP Omnibus Plan. A summary of the activity under the MGP Omnibus Plan for the period from April 19, 2016 (date of inception) to December 31, 2016 is presented below:

Restricted share units and performance share units

	RSUs		PSUs

		Weighted		Weighted
		Average	Target	Average
	Units	Grant-Date	Units	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Granted	248	$21.18	46	$20.52
Outstanding at December 31, 2016	248	21.18	46	20.52

Shares granted in the above table include dividend equivalent rights related to RSUs and PSUs.

As of December 31, 2016, there was a total of $1.8 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 0.8 years. As of December 31, 2016, there was a total of $0.7 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.3 years.

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

As of December 31, 2016, MGM China had an aggregate of approximately 302 million shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2016 is presented below:

Stock options

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Units	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at January 1, 2016	49,211	$2.54
Granted	30,156	1.45
Exercised	(466)	1.83
Forfeited or expired	(5,325)	2.31
Outstanding at December 31, 2016	73,576	2.11	7.96	$22,897
Vested and expected to vest at December 31, 2016	69,577	2.14	7.90	$20,954
Exercisable at December 31, 2016	24,501	2.53	6.09	$1,926

As of December 31, 2016, there was a total of $21 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 2.7 years.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2016	2015	2014
Compensation cost:	(In thousands)
Omnibus Plan	$43,661	$33,742	$29,662
MGP Omnibus Plan	3,401	—	—
MGM China Plan	8,545	9,260	8,706
Total compensation cost	55,607	43,002	38,368
Less: Reimbursed costs and capitalized cost	(1,350)	(1,156)	(1,104)
Compensation cost after reimbursed costs and capitalized cost	54,257	41,846	37,264
Less: Related tax benefit	(16,782)	(11,230)	(9,822)
Compensation cost, net of tax benefit	$37,475	$30,616	$27,442

Compensation cost for SARs granted under the Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	33%	38%	40%
Expected term	4.9 yrs.	4.9 yrs.	4.9 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.9%	1.8%	1.6%
Weighted-average fair value of SARs granted	$8.35	$7.27	$8.18

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

Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	33%	39%	31%
Expected term	3.0 yrs.	3.0 yrs.	3.0 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.9%	0.9%	1.0%
Weighted-average fair value of PSUs granted	$24.94	$17.73	$18.39

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company’s stock. The expected term is equal to the three-year performance period. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Compensation cost for RSUs granted under the MGP Omnibus plan is based on the fair value of MGP’s Class A shares on the date of grant. Compensation cost for PSUs granted under the MGP Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

Year Ended December 31,
2016
Expected volatility	26%
Expected term	3.0 yrs.
Expected dividend yield	0%
Risk-free interest rate	0.9%
Weighted-average fair value of PSUs granted	$20.52

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded shares of MGP’s Class A shares. The expected term is equal to the three-year performance period. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	45%	43%	39%
Expected term	5.6 yrs.	5.8 yrs.	7.9 yrs.
Expected dividend yield	3.1%	2.4%	1.6%
Risk-free interest rate	0.9%	1.3%	1.8%
Weighted-average fair value of options granted	$0.44	$0.55	$1.06

Expected volatilities are based on the historical volatility of MGM China’s stock price. Expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior of previously granted options. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. The risk-free interest rate is based on rates in effect at the valuation date for the Hong Kong Exchange Fund Notes with maturities matching the relevant expected term of the award.

NOTE 16 — EMPLOYEE BENEFIT PLANS

Multi-employer benefit plans. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. Of these plans, the Company considers the Southern Nevada Culinary and Bartenders Pension Plan (the “Pension Plan”), under the terms of collective bargaining agreements with the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165, to be individually significant. The risk of participating in the Pension Plan differs from single-employer plans in the following aspects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers;
c)

If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and

d)

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

Expiration Date
		Pension Protection Act		of Collective
	EIN/Pension	Zone Status (1)		Bargaining
Pension Fund	Plan Number	2015	2014	Agreements (2)
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	5/31/2018

(1)	In 2014, the trustees of the Pension Plan elected to apply the extended amortization and the special ten-year asset smoothing rules under the Pension Relief Act of 2010.
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

Contributions to the Company’s multi-employer pension plans and other multi-employer benefit plans were as follows:

	Year Ended December 31,
	2016	2015	2014
Multi-employer Pension Plans	(In thousands)
Southern Nevada Culinary and Bartenders Pension Plan	$44,001	$41,904	$33,927
Other pension plans not individually significant	8,592	9,680	7,323
Total multi-employer pension plans	$52,593	$51,584	$41,250

Multi-employer Benefit Plans Other Than Pensions
UNITE HERE Health	$187,356	$191,733	$202,641
Other	11,513	12,840	12,746
Total multi-employer benefit plans other than pensions	$198,869	$204,573	$215,387

Pension Plan contributions in 2016 increased when compared to 2015 due to the contribution rate to the Pension Plan increasing in mid-2016 as defined under the collective bargaining agreements, which was partially offset by a 3% decrease in hours worked in 2016 compared to 2015. During 2014 an amendment to the collective bargaining agreements to temporarily divert contributions from the Pension Plan to the Health Fund was in effect. As a result, contributions to the Pension Plan increased in 2015 compared to 2014 as the amendment ended in June of 2014. Bellagio, Aria, Mandalay Bay and MGM Grand Las Vegas were listed in the Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2015 and 2014. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2016. No surcharges were imposed on the Company’s contributions to any of the plans.

Borgata. The above disclosures exclude multi-employer defined benefit pension plans under terms of collective-bargaining agreements that cover union-represented employees at Borgata (acquired on August 1, 2016). These unions cover certain of its culinary, hotel and other trade workers. Borgata is obligated to make defined contributions under these plans and is also subject to the risks outlined above for the Company’s other multi-employer pension plans. Contributions, based on wages paid to covered employees, totaled $4 million, for the period from acquisition through December 31, 2016. Borgata’s most significant plan is the Legacy Plan of the National Retirement Fund, Former HEREIU and Local 54 (the “The Local 54 Pension Plan”), which has been listed in “critical status” (which means it is generally less than 65% funded) and a rehabilitation plan has been adopted. As a result, the Company is responsible for the payment of surcharges in addition to the contribution rate specified in the collective bargaining agreement. The Company estimates Borgata’s share of unfunded vested liabilities related to certain multi-employer pension plans is approximately $288 million as of January 1, 2016, which amount primarily relates to The Local 54 Pension Plan, and which amount is subject to change each year depending on the applicable plan’s employer contributions, investment performance and other factors. Borgata has no current intention to withdraw from these plans, which withdrawal could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal.

Self-insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $30 million and $22 million at December 31, 2016 and 2015, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $53 million and $43 million as of December 31, 2016 and 2015, respectively. Both liabilities are included in “Other accrued liabilities.”

Retirement savings plans. The Company has retirement savings plans under Section 401(k) of the IRC for eligible employees. The plans allow employees to defer, within prescribed limits, up to 75% of their income on a pre-tax and/or after-tax basis through contributions to the plans. The Company matches 50% of the first 6% of eligible employee deferrals up to a specified annual maximum dollar amount. The Company recorded charges for 401(k) contributions of $20 million, $16 million and $17 million in 2016, 2015 and 2014, respectively.

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

MGM China. MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees. The Company recorded charges related to contributions in the retirement plan of $7 million, $7 million and $5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 17 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Grand Victoria investment impairment	$—	$17,050	$28,789
Gain on sale of Circus Circus Reno and Silver Legacy investment	—	(23,002)	—
Other property transactions, net	17,078	41,903	12,213
	$17,078	$35,951	$41,002

Grand Victoria investment. See Note 7 for additional information related to the Grand Victoria investment impairment charges in 2015 and 2014.

Circus Circus Reno and Silver Legacy investment sale. See Note 5 for additional information related to the sale of Circus Circus Reno and Note 7 for further discussion of the sale of the Company’s 50% investment in Silver Legacy in 2015.

Other. Other property transactions, net includes miscellaneous asset disposals and demolition costs in the periods presented in the above table, as well as a loss of $18 million in connection with the trade-in of Company aircraft in 2015.

NOTE 18 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments: domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan and the MGP Omnibus Plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net.

The following tables present the Company’s segment information:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Net Revenues
Domestic resorts	$7,055,718	$6,497,361	$6,342,084
MGM China	1,920,487	2,214,767	3,282,329
Reportable segment net revenues	8,976,205	8,712,128	9,624,413
Corporate and other	478,918	477,940	457,571
	$9,455,123	$9,190,068	$10,081,984
Adjusted Property EBITDA
Domestic resorts	$2,063,016	$1,689,966	$1,518,307
MGM China	520,736	539,881	850,471
Reportable segment Adjusted Property EBITDA	2,583,752	2,229,847	2,368,778

Other operating income (expense)
Corporate and other	211,932	9,073	(149,216)
NV Energy exit expense	(139,335)	—	—
Preopening and start-up expenses	(140,075)	(71,327)	(39,257)
Property transactions, net	(17,078)	(35,951)	(41,002)
Goodwill impairment	—	(1,467,991)	—
Gain on Borgata transaction	430,118	—	—
Depreciation and amortization	(849,527)	(819,883)	(815,765)
Operating income (loss)	2,079,787	(156,232)	1,323,538
Non-operating income (expense)
Interest expense, net of amounts capitalized	(694,773)	(797,579)	(817,061)
Non-operating items from unconsolidated affiliates	(53,139)	(76,462)	(87,794)
Other, net	(72,698)	(15,970)	(7,797)
	(820,610)	(890,011)	(912,652)
Income (loss) before income taxes	1,259,177	(1,046,243)	410,886
Benefit (provision) for income taxes	(22,299)	6,594	(283,708)
Net income (loss)	1,236,878	(1,039,649)	127,178
Less: Net (income) loss attributable to noncontrolling interests	(135,438)	591,929	(277,051)
Net income (loss) attributable to MGM Resorts International	$1,101,440	$(447,720)	$(149,873)

	December 31,
	2016	2015

Total assets:	(In thousands)
Domestic resorts	$16,451,461	$13,261,882
MGM China	8,443,411	7,895,376
Reportable segment total assets	24,894,872	21,157,258
Corporate and other	3,333,625	4,099,837
Eliminated in consolidation	(55,196)	(41,917)
	$28,173,301	$25,215,178

	December 31,
	2016	2015

Property and equipment, net:	(In thousands)
Domestic resorts	$14,353,971	$11,853,802
MGM China	2,857,626	1,896,815
Reportable segment property and equipment, net	17,211,597	13,750,617
Corporate and other	1,268,622	1,663,095
Eliminated in consolidation	(55,196)	(41,917)
	$18,425,023	$15,371,795

	Year Ended December 31,
	2016	2015	2014

Capital expenditures:	(In thousands)
Domestic resorts	$317,951	$383,367	$292,463
MGM China	984,355	590,968	347,338
Reportable segment capital expenditures	1,302,306	974,335	639,801
Corporate and other	973,446	504,398	233,173
Eliminated in consolidation	(13,279)	(11,914)	(933)
	$2,262,473	$1,466,819	$872,041

NOTE 19 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals. The Company earned fees of $43 million, $41 million and $38 million for the years ended December 31, 2016, 2015 and 2014. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $387 million, $393 million and $380 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs. As of December 31, 2016 and 2015, CityCenter owed the Company $77 million and $55 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

Other agreements. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time-sharing basis. CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company. For the years ended December 31, 2016, 2015 and 2014, the Company was reimbursed $2 million, $2 million, and $3 million, respectively, for aircraft-related expenses. The Company has certain other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

MGM China

Ms. Ho is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. MGM China incurred expenses of $10 million, $16 million and $28 million for the years ended December 31, 2016, 2015 and 2014, respectively. MGM China recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak for each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, MGM China did not have a material payable to or receivable from Shun Tak.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM Macau’s consolidated net revenue, subject to an annual cap of $62 million in 2016 with a

20% increase per annum for each subsequent calendar year during the term of the agreement. During the years ended December 31, 2016, 2015 and 2014, MGM China incurred total license fees of $34 million, $39 million and $43 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $29 million in 2016, which will increase by 10% per annum for each year during the term of the agreement. For the years ended December 31, 2016 and 2015, MGM China incurred $12 million and $10 million of fees, respectively, to MGM Branding and Development related to development services. Such amount is eliminated in consolidation. No fee was paid for the year ended December 31, 2014.

An entity owned by Ms. Ho received distributions of $15 million, $15 million and $13 million during the years ended December 31, 2016, 2015 and 2014, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

Pursuant to a master lease agreement by and between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Tenant has leased the contributed real estate assets from the Landlord. The master lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the Landlord with a right of first offer with respect to MGM National Harbor and the Company’s development property located in Springfield, Massachusetts, which the Landlord may exercise should the Company elect to sell these properties in the future.

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

The annual rent payments due under the master lease were $550 million prior to MGP’s acquisition of Borgata’s real property on August 1, 2016. Subsequent to the acquisition, annual rent payments under the master lease increased to $650 million, prorated for the remainder of the first lease year after the Borgata transaction. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent will represent 90% of the initial total rent payments due under the master lease and the percentage rent will represent 10% of the initial total rent payments due under the master lease. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with generally accepted accounting principles, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). During the year ended December 31, 2016, the Company made rent payments to the Landlord in the amount of $418 million.

Pursuant to the master lease, upon an event of default the Landlord may, at its option (i) terminate the master lease, repossess any leased property, relet any leased property to a third party and require that the Tenant pay damages; (ii) require that the Tenant pay to the Landlord rent and other sums payable with interest calculated at the overdue rate provided for in the master lease or terminate the Tenant’s right to possession of the leased property and seek damages; and/or (iii) seek any and all other rights and remedies available under law or in equity. An event of default will be deemed to occur upon certain events, including: (1) the failure by the Tenant to pay rent or other additional charges when due; (2) failure by the Tenant to comply with the covenants set forth in the master lease; (3) certain events of bankruptcy or insolvency with respect to a Tenant or the guarantor; (4) the occurrence of a default under the guaranty of the master lease; (5) the loss or suspension of a material license that causes cessation of gaming activity that would reasonably be expected to have a material adverse effect on the Tenant, the facilities or the leased properties taken as a whole; and (6) the failure of the Company, on a consolidated basis with Tenant, to maintain an EBITDAR to rent ratio (as described in the master lease) of at least 1.10:1.00 for two consecutive test periods, beginning with the test periods ending December 31, 2016 and March 31, 2017. The Company was in compliance with all applicable covenants as of December 31, 2016.

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

T-Mobile Arena

The Las Vegas Arena Company leases the land underlying the T-Mobile Arena from the Company under a 50 year operating lease, which commenced upon the opening of the Arena. In conjunction with Las Vegas Arena Company obtaining financing and beginning construction in 2014, the Company began accruing rental income. For the years ended December 31, 2016, 2015 and 2014, the Company recorded income of $3 million, $3 million and $1 million, respectively, for the T-Mobile Arena ground lease. The Company leases the MGM Grand Garden Arena to Las Vegas Arena Company. For the year ended December 31, 2016, the Company recorded income of $2 million.

NOTE 20 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

As of December 31, 2016, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, are presented below. Within the Condensed Consolidating Statements of Cash Flows for the periods ending December 31, 2016 and 2015, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries (“OPCOs”) collectively own 76.3% of the Operating Partnership units as of December 31, 2016, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. At these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership in connection with the IPO, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the Master Lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column. For all periods prior to the commencement of the Master Lease arrangement, the condensed consolidating financial information set forth herein has been retrospectively adjusted to conform prior periods to the current presentation, as the transactions occurred between entities, which are considered businesses under common control. Accordingly, the real estate assets and associated operations in all periods prior to the IPO date were reclassified to conform to the current organizational structure, and are reflected in the MGP subsidiary that currently has legal title to such assets.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$103,934	$981,705	$368,622	$783,920	$(8,594)	$2,229,587
Property and equipment, net	—	13,599,127	9,079,678	4,837,868	(9,091,650)	18,425,023
Investments in subsidiaries	18,907,988	3,338,752	—	—	(22,246,740)	—
Investments in the MGP Operating Partnership	—	3,553,840	—	636,268	(4,190,108)	—
Investments in and advances to unconsolidated affiliates	—	1,189,590	—	5,853	25,000	1,220,443
Intercompany accounts	—	4,796,713	—	—	(4,796,713)	—
Other non-current assets	50,741	934,836	58,440	5,302,132	(47,901)	6,298,248
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301
Current liabilities	$184,281	$1,301,423	$139,099	$837,844	$(169,226)	$2,293,421
Intercompany accounts	3,406,699	—	166	1,389,848	(4,796,713)	—
Deferred income taxes, net	2,202,809	—	25,368	348,419	(25,368)	2,551,228
Long-term debt	7,019,745	2,835	3,613,567	2,343,073	—	12,979,220
Other long-term obligations	28,949	7,360,887	120,279	1,051,754	(8,235,888)	325,981
Total liabilities	12,842,483	8,665,145	3,898,479	5,970,938	(13,227,195)	18,149,850
Redeemable noncontrolling interests	—	—	—	54,139	—	54,139
MGM Resorts International stockholders' equity	6,220,180	19,729,418	4,274,444	3,125,649	(27,129,511)	6,220,180
Noncontrolling interests	—	—	1,333,817	2,415,315	—	3,749,132
Total stockholders' equity	6,220,180	19,729,418	5,608,261	5,540,964	(27,129,511)	9,969,312
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301

	December 31, 2015
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$561,310	$932,374	$—	$915,979	$(914)	$2,408,749
Property and equipment, net	—	5,089,726	7,793,639	2,500,401	(11,971)	15,371,795
Investments in subsidiaries	18,491,578	2,956,404	—	—	(21,447,982)	—
Investments in and advances to unconsolidated affiliates	—	1,460,084	—	6,413	25,000	1,491,497
Intercompany accounts	—	3,234,271	—	—	(3,234,271)	—
Other non-current assets	38,577	444,333	—	5,460,227	—	5,943,137
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178
Current liabilities	$536,165	$994,570	$—	$708,130	$(914)	$2,237,951
Intercompany accounts	2,390,461	—	—	843,810	(3,234,271)	—
Deferred income taxes, net	631,763	—	1,734,680	314,133	—	2,680,576
Long-term debt	10,393,197	4,837	—	1,970,277	—	12,368,311
Other long-term obligations	19,952	67,212	—	70,499	—	157,663
Total liabilities	13,971,538	1,066,619	1,734,680	3,906,849	(3,235,185)	17,444,501
Redeemable noncontrolling interests	—	—	—	6,250	—	6,250
MGM Resorts International stockholders' equity	5,119,927	13,050,573	6,058,959	2,325,421	(21,434,953)	5,119,927
Noncontrolling interests	—	—	—	2,644,500	—	2,644,500
Total stockholders' equity	5,119,927	13,050,573	6,058,959	4,969,921	(21,434,953)	7,764,427
	$19,091,465	$14,117,192	$7,793,639	$8,883,020	$(24,670,138)	$25,215,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,918,748	$467,548	$2,539,794	$(470,967)	$9,455,123
Equity in subsidiaries' earnings	1,780,707	175,729	—	—	(1,956,436)	—
Expenses
Casino and hotel operations	9,063	3,894,478	—	1,595,542	(3,419)	5,495,664
General and administrative	6,834	1,137,110	68,063	214,839	(48,229)	1,378,617
Corporate expense	131,938	160,956	20,360	(194)	(286)	312,774
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	8,775	—	131,300	—	140,075
Property transactions, net	—	16,449	4,684	(246)	(3,809)	17,078
Gain on Borgata transaction	—	(430,118)	—	—	—	(430,118)
Depreciation and amortization	—	524,123	220,667	261,730	(156,993)	849,527
	147,835	5,451,108	313,774	2,202,971	(212,736)	7,902,952
Income (loss) from unconsolidated affiliates	—	527,934	—	(318)	—	527,616
Operating income (loss)	1,632,872	2,171,303	153,774	336,505	(2,214,667)	2,079,787
Interest expense, net of amounts capitalized	(562,536)	(1,500)	(115,438)	(15,299)	—	(694,773)
Other, net	(7,864)	(324,141)	(726)	(93,145)	300,039	(125,837)
Income (loss) before income taxes	1,062,472	1,845,662	37,610	228,061	(1,914,628)	1,259,177
Benefit (provision) for income taxes	38,968	(22,579)	(2,264)	(36,424)	—	(22,299)
Net income (loss)	1,101,440	1,823,083	35,346	191,637	(1,914,628)	1,236,878
Less: Net income attributable to noncontrolling interests	—	—	(29,938)	(105,500)	—	(135,438)
Net income (loss) attributable to MGM Resorts International	$1,101,440	$1,823,083	$5,408	$86,137	$(1,914,628)	$1,101,440
Net income (loss)	$1,101,440	$1,823,083	$35,346	$191,637	$(1,914,628)	$1,236,878
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,477)	(1,477)	—	(2,680)	2,954	(2,680)
Unrealized gain (loss) on cash flow hedges	1,434	—	1,879	—	(1,434)	1,879
Other comprehensive income (loss)	(43)	(1,477)	1,879	(2,680)	1,520	(801)
Comprehensive income (loss)	1,101,397	1,821,606	37,225	188,957	(1,913,108)	1,236,077
Less: Comprehensive income attributable to noncontrolling interests	—	—	(30,383)	(104,297)	—	(134,680)
Comprehensive income (loss) attributable to MGM Resorts International	$1,101,397	$1,821,606	$6,842	$84,660	$(1,913,108)	$1,101,397

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(603,136)	$1,312,165	$297,781	$527,162	$—	$1,533,972
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(290,455)	(138,987)	(1,833,031)	—	(2,262,473)
Dispositions of property and equipment	—	1,940	—	2,004	—	3,944
Proceeds from partial disposition of investment in unconsolidated affiliates	—	15,000	—	—	—	15,000
Acquisition of Borgata, net of cash acquired	—	(559,443)	—	—	—	(559,443)
Investments in and advances to unconsolidated affiliates	—	(3,633)	—	—	—	(3,633)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	542,097	—	—	—	542,097
Intercompany accounts	—	(1,562,442)	—	—	1,562,442	—
Other	—	(7,651)	—	(4,045)	—	(11,696)
Net cash provided by (used in) investing activities	—	(1,864,587)	(138,987)	(1,835,072)	1,562,442	(2,276,204)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,016,000)	4,094,850	(2,411,600)	823,782	—	491,032
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Repayments under bank credit facilities - maturities longer than 90 days	(1,845,375)	—	—	—	—	(1,845,375)
Issuance of long-term debt	500,000	—	1,550,000	—	—	2,050,000
Retirement of senior notes	(2,255,392)	(2,661)	—	—	—	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)	—	—	—	(583,598)
Debt issuance costs	(29,871)	—	(77,163)	(32,550)	—	(139,584)
Issuance of MGM Growth Properties common stock in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties Class A share issuance costs	—	—	(75,032)	—	—	(75,032)
Acquisition of MGM China shares	(100,000)	—	—	—	—	(100,000)
MGP dividends paid to consolidated subsidiaries	—	—	(113,414)	—	113,414	—
Distributions to noncontrolling interest owners	—	—	(37,415)	(65,952)	—	(103,367)
Excess tax benefit from exercise of stock options	13,277	—	—	—	—	13,277
Intercompany accounts	4,082,303	(2,952,624)	158,822	387,355	(1,675,856)	—
Proceeds from issuance of redeemable noncontrolling interests	—	—	—	47,325	—	47,325
Other	(30,042)	—	—	(36)	—	(30,078)
Net cash provided by (used in) financing activities	164,275	555,967	201,698	1,159,924	(1,562,442)	519,422
Effect of exchange rate on cash	—	—	—	(921)	—	(921)
Cash and cash equivalents
Net increase (decrease) for the period	(438,861)	3,545	360,492	(148,907)	—	(223,731)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$99,995	$307,713	$360,492	$678,381	$—	$1,446,581

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2015
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,429,103	$—	$2,763,862	$(2,897)	$9,190,068
Equity in subsidiaries' earnings	376,074	(566,270)	—	—	190,196	—
Expenses
Casino and hotel operations	6,717	3,807,569	—	1,813,987	(2,897)	5,625,376
General and administrative	4,959	1,038,053	58,473	207,619	—	1,309,104
Corporate expense	120,615	154,424	—	(488)	—	274,551
Preopening and start-up expenses	—	4,973	—	66,354	—	71,327
Property transactions, net	—	24,688	6,665	1,472,589	—	1,503,942
Depreciation and amortization	—	348,159	196,816	274,908	—	819,883
	132,291	5,377,866	261,954	3,834,969	(2,897)	9,604,183
Income (loss) from unconsolidated affiliates	—	259,002	—	(1,119)	—	257,883
Operating income (loss)	243,783	743,969	(261,954)	(1,072,226)	190,196	(156,232)
Interest expense, net of amounts capitalized	(762,529)	(1,057)	—	(33,993)	—	(797,579)
Other, net	49,497	(84,958)	—	(56,971)	—	(92,432)
Income (loss) before income taxes	(469,249)	657,954	(261,954)	(1,163,190)	190,196	(1,046,243)
Benefit (provision) for income taxes	21,529	(7,125)	—	(7,810)	—	6,594
Net income (loss)	(447,720)	650,829	(261,954)	(1,171,000)	190,196	(1,039,649)
Less: Net loss attributable to noncontrolling interests	—	—	—	591,929	—	591,929
Net income (loss) attributable to MGM Resorts International	$(447,720)	$650,829	$(261,954)	$(579,071)	$190,196	$(447,720)
Net income (loss)	$(447,720)	$650,829	$(261,954)	$(1,171,000)	$190,196	$(1,039,649)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,703	1,703	—	3,727	(3,406)	3,727
Other	(672)	(672)	—	—	672	(672)
Other comprehensive income (loss)	1,031	1,031	—	3,727	(2,734)	3,055
Comprehensive income (loss)	(446,689)	651,860	(261,954)	(1,167,273)	187,462	(1,036,594)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	589,905	—	589,905
Comprehensive income (loss) attributable to MGM Resorts International	$(446,689)	$651,860	$(261,954)	$(577,368)	$187,462	$(446,689)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2015
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(776,996)	$1,375,703	$(58,473)	$464,845	$—	$1,005,079
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(353,245)	(129,308)	(984,266)	—	(1,466,819)
Dispositions of property and equipment	—	7,901	—	131	—	8,032
Proceeds from sale of business units and investment in unconsolidated affiliates	—	92,207	—	—	—	92,207
Investments in and advances to unconsolidated affiliates	(141,390)	(54,672)	—	—	—	(196,062)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	201,612	—	—	—	201,612
Investments in cash deposits - maturities longer than 90 days	(200,205)	—	—	—	—	(200,205)
Proceeds from cash deposits - maturities longer than 90 days	770,205	—	—	—	—	770,205
Intercompany accounts	—	(1,059,181)	—	—	1,059,181	—
Other	—	(7,516)	—	3,488	—	(4,028)
Net cash provided by (used in) investing activities	428,610	(1,172,894)	(129,308)	(980,647)	1,059,181	(795,058)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(28,000)	—	—	1,005,275	—	977,275
Borrowings under bank credit facilities - maturities longer than 90 days	3,768,750	—	—	1,350,000	—	5,118,750
Repayments under bank credit facilities - maturities longer than 90 days	(3,768,750)	—	—	(1,350,000)	—	(5,118,750)
Retirement of senior notes	(875,504)	—	—	—	—	(875,504)
Debt issuance costs	—	—	—	(46,170)	—	(46,170)
Intercompany accounts	1,003,750	(157,958)	187,781	25,608	(1,059,181)	—
Distributions to noncontrolling interest owners	—	—	—	(307,227)	—	(307,227)
Excess tax benefits from exercise of stock options	12,369	—	—	—	—	12,369
Proceeds from issuance of redeemable noncontrolling interests	—	—	—	6,250	—	6,250
Other	(24,881)	—	—	9	—	(24,872)
Net cash provided by (used in) financing activities	87,734	(157,958)	187,781	683,745	(1,059,181)	(257,879)
Effect of exchange rate on cash	—	—	—	793	—	793
Cash and cash equivalents
Net increase (decrease) for the period	(260,652)	44,851	—	168,736	—	(47,065)
Change in cash related to assets held for sale	—	3,662	—	—	—	3,662
Balance, beginning of period	799,508	255,655	—	658,552	—	1,713,715
Balance, end of period	$538,856	$304,168	$—	$827,288	$—	$1,670,312

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2014
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,270,708	$—	$3,813,736	$(2,460)	$10,081,984
Equity in subsidiaries' earnings	938,712	339,312	—	—	(1,278,024)	—
Expenses
Casino and hotel operations	5,482	3,810,711	—	2,554,965	(2,460)	6,368,698
General and administrative	4,743	1,046,803	59,980	207,223	—	1,318,749
Corporate expense	72,116	150,938	—	15,757	—	238,811
Preopening and start-up expenses	—	5,384	—	33,873	—	39,257
Property transactions, net	—	36,612	—	4,390	—	41,002
Depreciation and amortization	—	329,589	186,262	299,914	—	815,765
	82,341	5,380,037	246,242	3,116,122	(2,460)	8,822,282
Income (loss) from unconsolidated affiliates	—	64,014	—	(178)	—	63,836
Operating income (loss)	856,371	1,293,997	(246,242)	697,436	(1,278,024)	1,323,538
Interest expense, net of amounts capitalized	(794,826)	(574)	—	(21,661)	—	(817,061)
Other, net	50,793	(90,679)	—	(55,705)	—	(95,591)
Income (loss) before income taxes	112,338	1,202,744	(246,242)	620,070	(1,278,024)	410,886
Provision for income taxes	(262,211)	(20,735)	—	(762)	—	(283,708)
Net income (loss)	(149,873)	1,182,009	(246,242)	619,308	(1,278,024)	127,178
Less: Net income attributable to noncontrolling interests	—	—	—	(277,051)	—	(277,051)
Net income (loss) attributable to MGM Resorts International	$(149,873)	$1,182,009	$(246,242)	$342,257	$(1,278,024)	$(149,873)
Net income (loss)	$(149,873)	$1,182,009	$(246,242)	$619,308	$(1,278,024)	$127,178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(762)	(762)	—	(1,293)	1,524	(1,293)
Other	1,250	1,250	—	—	(1,250)	1,250
Other comprehensive income (loss)	488	488	—	(1,293)	274	(43)
Comprehensive income (loss)	(149,385)	1,182,497	(246,242)	618,015	(1,277,750)	127,135
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(276,520)	—	(276,520)
Comprehensive income (loss) attributable to MGM Resorts International	$(149,385)	$1,182,497	$(246,242)	$341,495	$(1,277,750)	$(149,385)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2014
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(718,756)	$1,163,402	$(59,980)	$721,004	$25,000	$1,130,670
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(289,431)	(90,504)	(492,106)	—	(872,041)
Dispositions of property and equipment	—	6,631	—	1,020	—	7,651
Investments in and advances to unconsolidated affiliates	(31,400)	(46,640)	—	—	(25,000)	(103,040)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	132	—	—	—	132
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	—	—	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	—	—	—	210,300
Investments in cash deposits - original maturities longer than 90 days	(570,000)	—	—	—	—	(570,000)
Intercompany accounts	—	(704,785)	—	—	704,785	—
Payments for gaming licenses	—	—	—	(85,000)	—	(85,000)
Other	—	10,981	—	—	—	10,981
Net cash provided by (used in) investing activities	(601,400)	(935,945)	(90,504)	(576,086)	679,785	(1,524,150)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(28,000)	—	—	—	—	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	3,821,250	—	—	1,350,000	—	5,171,250
Repayments under bank credit facilities - maturities longer than 90 days	(3,821,250)	—	—	(1,350,000)	—	(5,171,250)
Issuance of long-term debt	1,250,750	—	—	—	—	1,250,750
Retirement of senior notes	(508,900)	—	—	—	—	(508,900)
Debt issuance costs	(13,681)	—	—	—	—	(13,681)
Intercompany accounts	1,045,048	(204,794)	150,484	(285,953)	(704,785)	—
Distributions to noncontrolling interest owners	—	—	—	(386,709)	—	(386,709)
Other	(4,213)	(803)	—	(367)	—	(5,383)
Net cash provided by (used in) financing activities	1,741,004	(205,597)	150,484	(673,029)	(704,785)	308,077
Effect of exchange rate on cash	—	—	—	(889)	—	(889)
Cash and cash equivalents						—
Net increase (decrease) for the period	420,848	21,860	—	(529,000)	—	(86,292)
Change in cash related to assets held for sale	—	(3,662)	—	—	—	(3,662)
Balance, beginning of period	378,660	237,457	—	1,187,552	—	1,803,669
Balance, end of period	$799,508	$255,655	$—	$658,552	$—	$1,713,715

NOTE 21 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2016	(In thousands, except per share data)
Net revenues	$2,209,686	$2,269,502	$2,515,115	$2,460,820	$9,455,123
Operating income	315,954	769,055	712,755	282,023	2,079,787
Net income	91,198	514,498	561,260	69,922	1,236,878
Net income attributable to MGM Resorts International	66,799	474,353	535,619	24,669	1,101,440
Basic income per share	$0.12	$0.84	$0.94	$0.04	$1.94
Diluted income per share	$0.12	$0.83	$0.93	$0.04	$1.92
2015
Net revenues	$2,332,244	$2,385,135	$2,280,816	$2,191,873	$9,190,068
Operating income (loss)	395,104	348,521	297,377	(1,197,234)	(156,232)
Net income (loss)	212,646	126,467	94,735	(1,473,497)	(1,039,649)
Net income (loss) attributable to MGM Resorts International	169,850	97,459	66,425	(781,454)	(447,720)
Basic income (loss) per share	$0.35	$0.18	$0.12	$(1.38)	$(0.82)
Diluted income (loss) per share	$0.33	$0.17	$0.12	$(1.38)	$(0.82)

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

Certain items affecting comparability for the year ended December 31, 2016 are as follows:

•	First Quarter. None;
•

Second Quarter. In the second quarter and the full year, the Company recorded a $406 million  and a $401 million gain, respectively, ($0.57 and $0.56 per share in the quarter and full year of 2016, respectively) for its share of CityCenter’s gain related to the sale of Crystals;

•

Third Quarter. The Company recorded a $430 million ($0.60 and $0.61 per share in the quarter and full year of 2016, respectively) gain related to the acquisition of Borgata. Additionally, the Company recorded a $139 million ($0.18 loss per share in the quarter and full year of 2016) charge related to NV Energy exit expense and a $13 million ($0.02 loss per share in the quarter and full year of 2016) charge related to our share of CityCenter’s NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy; and

•	Fourth Quarter. None.

Certain items affecting comparability for the year ended December 31, 2015 are as follows:

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

ITEM 16.	FORM 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International

By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
James J. Murren
/s/ Robert H. Baldwin	Chief Customer Development Officer and Director	March 1, 2017
Robert H. Baldwin
/s/ Daniel J. D’Arrigo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Daniel J. D’Arrigo
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Robert C. Selwood
/s/ William A. Bible	Director	March 1, 2017
William A. Bible
/s/ Mary Chris Gay	Director	March 1, 2017
Mary Chris Gay
/s/ William W. Grounds	Director	March 1, 2017
William W. Grounds
/s/ Alexis M. Herman	Director	March 1, 2017
Alexis M. Herman
/s/ Roland Hernandez	Director	March 1, 2017
Roland Hernandez

Signature	Title	Date
/s/ John B. Kilroy, Jr.	Director	March 1, 2017
John B. Kilroy, Jr.
/s/ Anthony Mandekic	Director	March 1, 2017
Anthony Mandekic
/s/ Rose McKinney-James	Director	March 1, 2017
Rose McKinney-James
/s/ Gregory M. Spierkel	Director	March 1, 2017
Gregory M. Spierkel
/s/ Daniel J. Taylor	Director	March 1, 2017
Daniel J. Taylor

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2016	$89,789	$10,863	$(2,732)	$97,920
Year Ended December 31, 2015	89,602	54,691	(54,504)	89,789
Year Ended December 31, 2014	81,713	46,698	(38,809)	89,602

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2016	$2,807,131	$2,975	$(226,832)	$2,583,274
Year Ended December 31, 2015	2,558,767	248,504	(140)	2,807,131
Year Ended December 31, 2014	1,721,917	836,850	—	2,558,767