Form 10-Q
period 2017-03-31
MGM Resorts International
filed 2017-05-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2017
Common Stock, $.01 par value	574,739,484 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$1,395,444	$1,446,581
Accounts receivable, net	493,765	542,924
Inventories	100,502	97,733
Prepaid expenses and other	183,007	142,349
Total current assets	2,172,718	2,229,587

Property and equipment, net	18,619,666	18,425,023

Other assets
Investments in and advances to unconsolidated affiliates	1,252,432	1,220,443
Goodwill	1,814,028	1,817,119
Other intangible assets, net	4,033,756	4,087,706
Other long-term assets, net	410,492	393,423
Total other assets	7,510,708	7,518,691
	$28,303,092	$28,173,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,835	$250,477
Construction payable	214,861	270,361
Income taxes payable	77,348	10,654
Current portion of long-term debt	—	8,375
Accrued interest on long-term debt	112,096	159,028
Other accrued liabilities	1,515,624	1,594,526
Total current liabilities	2,124,764	2,293,421

Deferred income taxes, net	2,541,746	2,551,228
Long-term debt, net	13,099,190	12,979,220
Other long-term obligations	340,906	325,981
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	55,769	54,139
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 574,466,085 and 574,123,706 shares	5,745	5,741
Capital in excess of par value	5,674,057	5,653,575
Retained earnings	689,476	545,811
Accumulated other comprehensive income	7,217	15,053
Total MGM Resorts International stockholders' equity	6,376,495	6,220,180
Noncontrolling interests	3,764,222	3,749,132
Total stockholders' equity	10,140,717	9,969,312
	$28,303,092	$28,173,301

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Casino	$1,505,389	$1,134,356
Rooms	562,267	489,486
Food and beverage	444,469	377,105
Entertainment	130,347	118,326
Retail	47,976	45,473
Other	140,575	117,525
Reimbursed costs	100,215	101,049
	2,931,238	2,383,320
Less: Promotional allowances	(223,059)	(173,634)
	2,708,179	2,209,686
Expenses
Casino	804,595	640,569
Rooms	154,836	144,742
Food and beverage	249,845	221,296
Entertainment	99,939	92,288
Retail	23,108	22,001
Other	89,624	79,768
Reimbursed costs	100,215	101,049
General and administrative	388,835	308,543
Corporate expense	73,173	71,248
Preopening and start-up expenses	15,066	21,960
Property transactions, net	1,696	5,131
Depreciation and amortization	249,769	199,839
	2,250,701	1,908,434
Income from unconsolidated affiliates	39,703	14,702
Operating income	497,181	315,954
Non-operating income (expense)
Interest expense, net of amounts capitalized	(174,059)	(184,669)
Non-operating items from unconsolidated affiliates	(6,921)	(18,212)
Other, net	(817)	(565)
	(181,797)	(203,446)
Income before income taxes	315,384	112,508
Provision for income taxes	(62,375)	(21,310)
Net income	253,009	91,198
Less: Net income attributable to noncontrolling interests	(46,162)	(24,399)
Net income attributable to MGM Resorts International	$206,847	$66,799
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.36	$0.12
Diluted	$0.36	$0.12
Weighted average common shares outstanding
Basic	574,403	565,056
Diluted	580,165	569,455
Dividends declared per common share	$0.11	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$253,009	$91,198
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(12,933)	(4,765)
Unrealized loss on cash flow hedges	(634)	—
Other comprehensive loss	(13,567)	(4,765)
Comprehensive income	239,442	86,433
Less: Comprehensive income attributable to noncontrolling interests	(40,431)	(22,034)
Comprehensive income attributable to MGM Resorts International	$199,011	$64,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$253,009	$91,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,769	199,839
Amortization of debt discounts, premiums and issuance costs	8,844	12,445
Loss on retirement of long-term debt	—	661
Provision for doubtful accounts	12,867	5,009
Stock-based compensation	15,960	12,048
Property transactions, net	1,696	5,131
(Income) loss from unconsolidated affiliates	(32,782)	5,792
Distributions from unconsolidated affiliates	4,250	6,911
Deferred income taxes	(9,020)	7,653
Change in operating assets and liabilities:
Accounts receivable	36,223	22,747
Inventories	(2,796)	6,602
Income taxes receivable and payable, net	66,696	6,779
Prepaid expenses and other	(40,899)	(40,381)
Prepaid Cotai land concession premium	(12,947)	(12,904)
Accounts payable and accrued liabilities	(141,058)	(93,704)
Other	(4,377)	(11,230)
Net cash provided by operating activities	405,435	224,596
Cash flows from investing activities
Capital expenditures, net of construction payable	(456,075)	(427,499)
Dispositions of property and equipment	180	227
Investments in unconsolidated affiliates	(3,500)	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	1,629
Other	(6,554)	(2,826)
Net cash used in investing activities	(465,949)	(430,024)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	107,480	243,000
Retirement of senior debentures	—	(2,661)
Debt issuance costs	(4,905)	(32,577)
Dividends paid to common shareholders	(63,182)	—
Distributions to noncontrolling interest owners	(24,843)	(2,267)
Other	(4,084)	(4,533)
Net cash provided by financing activities	10,466	200,962
Effect of exchange rate on cash	(1,089)	(941)
Cash and cash equivalents
Net decrease for the period	(51,137)	(5,407)
Balance, beginning of period	1,446,581	1,670,312
Balance, end of period	$1,395,444	$1,664,905
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$212,147	$195,028
Federal, state and foreign income taxes paid, net of refunds	2,560	4,601

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, owns and operates casino resorts. The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan and MGM National Harbor in Prince George’s County, Maryland. The Company also owns and operates the Borgata Hotel Casino & Spa (“Borgata”), located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Monte Carlo, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company indirectly owns 76.3% of the partnership units in MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a subsidiary of MGM Growth Properties LLC (“MGP”). MGP owns the remaining 23.7% ownership interest in the Operating Partnership units and also owns 100% of the general partner. MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through the Operating Partnership. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. Pursuant to a master lease agreement between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Company leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Borgata, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage from subsidiaries of the Operating Partnership. See Note 11 for additional information related to MGP and certain of the Company’s related intercompany agreements with MGP or the Operating Partnership.

The Company has an approximately 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,400 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget is $3.3 billion excluding development fees eliminated in consolidation, capitalized interest and land related costs.

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

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, and Athena Arena, LLC owns the remaining 15%. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, basketball and bull riding, to high profile awards shows and top-name concerts. Beginning with the 2017 – 2018 season, the T-Mobile Arena will be the home of the Vegas Golden Knights of the National Hockey League. Additionally, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 4 for additional information regarding the Company’s investment in the Las Vegas Arena Company.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 4 for additional information regarding the Company’s investment in Grand Victoria.

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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2016 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s 23.7% ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2017 and December 31, 2016, on a consolidated basis, MGP had total assets of $9.4 billion and $9.5 billion, respectively, primarily related to its real estate investments, and total liabilities of $3.9 billion, as of both March 31, 2017 and December 31, 2016, primarily related to its indebtedness.

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

Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures (see Note 5); and
•	Level 2 inputs when measuring the fair value of its interest rate swaps (see Note 6).

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of March 31, 2017 and December 31, 2016, the Company had accrued $15 million and $36 million, respectively, for property and equipment within accounts payable and $32 million as of both March 31, 2017 and December 31, 2016, related to construction retention accrued in other long-term liabilities.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 19.8% for the three months ended March 31, 2017.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company has generated significant excess foreign tax credits that are attributable to the Macau Special Gaming Tax which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues and the Company continues to receive distributions from MGM China, the Company expects that it will generate excess foreign tax credits in most years and that most of the excess foreign credits will not be utilized before the exemption expires. On September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, the Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond March 31, 2020 and it will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset and the measurement of Macau deferred tax liabilities.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. MGM China was not subject to the complementary tax on distributions covered by the annual fee arrangement. Annual payments of $2 million were required under the annual fee arrangement. MGM Grand Paradise has requested an extension of this agreement to cover distributions of profits earned through December 31, 2021. However, no assurance can be given that an extension will be granted or that the terms, if granted, will not be less favorable than the prior agreement. Since 2017 earnings are not currently covered by an annual fee arrangement, the Company is providing deferred taxes on such earnings in estimating its annual effective tax rate for 2017. If an extension is granted in 2017, the Company will adjust its annual effective tax rate accordingly.

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

Recently issued accounting standards. In 2015 and 2016, the FASB issued the following ASUs related to revenue recognition, effective for fiscal years beginning after December 15, 2017, pursuant to ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”:

•

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 provides for a new revenue recognition model which includes a five-step analysis in determining when and how revenue is recognized, including identification of separate performance obligations for each contract with a customer. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services;

•

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”) clarifies the implementation guidance on principal versus agent considerations as it relates to ASU 2014-09. ASU 2016-08 provides guidance related to the assessment an entity is required to perform to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent) when another party is involved in providing goods or services to a customer;

•

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” (“ASU 2016-10”) clarifies guidance related to identifying performance obligations and licensing implementation guidance as it relates to ASU 2014-09. ASU 2016-10 includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis; and

•

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”) addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as it relates to ASU 2014-09. ASU 2016-12 provides for a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

The Company is currently assessing the impact that the adoption of the above ASUs related to revenue recognition will have on its consolidated financial statements and footnote disclosures. However, the Company has identified a few significant impacts. Under the new guidance, the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues as discussed above. The Company expects the majority of such amounts will offset casino revenues. In addition, accounting for Express Comps granted under the Company’s M life Rewards program as outlined above will also change. Under the new guidance, Express Comps earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (i.e., hotel, food and beverage, or entertainment). In addition, given that M life Rewards is an aspirational loyalty program with multiple customer tiers, which provide certain benefits to tier members, the Company will need to assess if such benefits are deemed to be separate performance obligations under the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840, “Leases.” ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

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

In January 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

In January 2017, the Company adopted ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are Under Common Control,” (“ASU 2016-17”). The amendments affect the evaluation of whether to consolidate a VIE in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether an entity is the primary beneficiary of a VIE for an entity that is a single decision maker of a variable interest by changing how an entity treats indirect interests in the VIE held through related parties that are under common control with the reporting entity. The guidance in ASU 2016-17 must be applied retrospectively to all relevant periods. The adoption of ASU 2016-17 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

In January 2017, the Company early adopted ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amended guidance, the Company will perform its annual goodwill impairment tests (and interim tests if any are determined to be necessary) by comparing the fair value of its reporting units with their carrying value, and an impairment charge, if any, will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

NOTE 3 — BORGATA ACQUISITION

On August 1, 2016, the Company completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata. Following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leased back the real property to a subsidiary of the Company.

As part of the purchase and sale agreement to acquire Borgata, the Company agreed to pay Boyd Gaming half of any net amount received or utilized by the Company as it relates to the Atlantic City property tax refund owed to Borgata at the time of the transaction. Pursuant to tax court judgments, The City of Atlantic City, New Jersey (“Atlantic City”) owed Borgata property tax refunds of approximately $106 million, plus interest, related to the over-assessment of property values for the 2009-2012 tax years. As a result of funding shortfalls, the City of Atlantic City did not pay the refunds due to Borgata and therefore, Borgata withheld current property tax obligations in partial satisfaction of the tax court judgment. Borgata applied $33 million of such credits through December 31, 2016. After taking into account contingent consideration paid related to property tax refunds realized by Borgata, cash paid to Boyd Gaming for its interest in Borgata was $604 million. See Note 7 for information regarding the property tax reimbursement agreement Borgata entered into in February 2017 with the Department of Community Affairs of the State of New Jersey and Atlantic City.

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

Pro forma information. The operating results for Borgata are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest had occurred as of January 1, 2015. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2015.

Three Months Ended
March 31,
2016
(In thousands, except per share data)
(unaudited)
Net revenues	$2,399,607
Net income attributable to MGM Resorts International	78,849
Basic net income per share	$0.14
Diluted net income per share	$0.14

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2017	2016

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,038,606	$1,007,358
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	122,984	123,585
Las Vegas Arena Company, LLC (42.5%)	78,198	80,339
Other	12,644	9,161
	$1,252,432	$1,220,443

The Company recorded its share of net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Income from unconsolidated affiliates	$39,703	$14,702
Preopening and start-up expenses	—	(2,282)
Non-operating items from unconsolidated affiliates	(6,921)	(18,212)
	$32,782	$(5,792)

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	March 31,	December 31,
	2017	2016

	(In thousands)
Current assets	$442,905	$394,283
Property and other long-term assets, net	6,662,105	6,704,485
Current liabilities	507,564	295,822
Long-term debt, net and other long-term obligations	1,248,979	1,248,916
Equity	5,348,467	5,554,030

Summarized income statement information for CityCenter is as follows:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Net revenues	$325,592	$301,541
Operating expenses	(269,013)	(328,684)
Operating income (loss)	56,579	(27,143)
Non-operating expenses	(12,142)	(21,026)
Net income (loss) from continuing operations	44,437	(48,169)
Discontinued operations	—	(11,557)
Net income (loss)	$44,437	$(59,726)

Crystals sale. In April 2016, CityCenter closed the sale of The Shops at Crystals, and the results of operations were classified as discontinued operations in the summarized income statement information for the three months ended March 31, 2016.

CityCenter credit facility. In April 2017, CityCenter completed a refinancing of its senior credit facility. The new senior credit facility consists of a $1.6 billion term loan B facility maturing in April 2024 and a $125 million revolving credit facility maturing in April 2022. The term loan B was issued at 99.5% and will bear interest at LIBOR plus 2.50% with a LIBOR floor of 0.75%. The revolving facility will bear interest at LIBOR plus 2.00%.

CityCenter distributions. In April 2017, CityCenter paid a $600 million dividend, consisting of a $350 million dividend using proceeds from the upsized senior credit facilities and a $250 million dividend from cash on hand, of which $78 million was part of its annual dividend policy. MGM Resorts received its 50% share, or $300 million.

Borgata

Borgata transaction. As discussed in Note 3, the Company acquired Boyd Gaming’s ownership interest in Borgata on August 1, 2016, and therefore began to consolidate Borgata beginning on that date. Prior thereto, the Company’s investment in Borgata was accounted for under the equity method.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016

	(In thousands)
Senior credit facility	$296,875	$250,000
MGM Growth Properties senior credit facility	2,116,500	2,133,250
MGM China credit facility	2,006,125	1,933,313
MGM National Harbor credit facility	450,000	450,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	1,050,000
$500 million 4.5% MGM Growth Properties senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	2,265	2,265
	13,247,317	13,144,380
Less: Premiums, discounts, and unamortized debt issuance costs, net	(148,127)	(156,785)
	13,099,190	12,987,595
Less: Current portion	—	(8,375)
	$13,099,190	$12,979,220

Debt due within one year of the March 31, 2017 and December 31, 2016 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $8 million of MGP’s quarterly amortization payments under its senior credit facility were classified as current at December 31, 2016 because MGP used cash to make such amortization payments in January 2017.

Senior credit facility. At March 31, 2017, the Company’s senior credit facility consisted of a $1.25 billion revolving facility and a $250 million term loan A facility. The revolving facility and the term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments (commencing with the fiscal quarter ended March 31, 2017), with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. The Company permanently repaid $3 million of the term loan A facility in the three months ended March 31, 2017. The outstanding balance at March 31, 2017 was composed of $247 million of term loans and $50 million drawn on the revolving credit facility. At March 31, 2017, the interest rate on the term loan A facility was 3.23% and the interest rate on the revolving credit facility was 3.19%.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit facility covenants at March 31, 2017.

The senior credit facility is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas and the Bellagio, (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas and the Bellagio; and (iii) a pledge of the equity or limited liability company interests of the entities that own MGM Grand Las Vegas and the Bellagio.

Mandatory prepayments of the credit facilities will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

MGM Growth Properties senior credit facility. At March 31, 2017, the Operating Partnership’s senior credit facility consisted of a $285 million senior secured term loan A facility, a $1.83 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. Prior to February 2017, the term loan B facility bore interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, the Operating Partnership received a reduction of its term loan B interest rate to LIBOR plus 2.50%, with a LIBOR floor of 0.75% upon achieving a minimum corporate family rating of Ba3/BB-. On May 1, 2017, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.25% with a LIBOR floor of 0%. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Operating Partnership permanently repaid $8 million of the term loan A facility and $9 million of the term loan B facility in the three months ended March 31, 2017. At March 31, 2017, the interest rate on the term loan A facility was 3.73% and the interest rate on the term loan B facility was 3.48%. No amounts have been drawn on the revolving credit facility.

The Operating Partnership credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at March 31, 2017.

MGM China credit facility. At March 31, 2017, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at March 31, 2017 was comprised of $1.56 billion of term loans and $450 million drawn on the revolving credit facility. At March 31, 2017, the weighted average interest rate on the term loans was 2.44% and the interest rate on the revolving credit facility was 2.45%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018 and 4.50 to 1.00 at September 30, 2018 and thereafter. MGM China was in compliance with its credit facility covenants at March 31, 2017.

MGM National Harbor credit facility. At March 31, 2017, the MGM National Harbor, LLC credit facility consisted of a $425 million term loan facility and a $100 million revolving credit facility. The term loan and revolving facilities bear interest at LIBOR plus an applicable rate determined by MGM National Harbor, LLC’s total leverage ratio (2.25% as of March 31, 2017). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning December 31, 2017, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on December 31, 2019 and December 31, 2020, respectively. The outstanding balance at March 31, 2017 consisted of $425 million of term loans and $25 million drawn on the revolving credit facility. At March 31, 2017, the interest rate on the term loan A was 3.23% and the interest rate on the revolving credit facility was 3.10%.

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

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor, LLC and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. MGM National Harbor, LLC was in compliance with its credit agreement covenants at March 31, 2017.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.9 billion at March 31, 2017 and December 31, 2016. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact its future earnings and forecasted cash flows. The Operating Partnership does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps that are designated as cash flow hedges to mitigate the interest rate risk inherent in its senior secured term loan B facility. The Operating Partnership paid a fixed rate and received a variable rate that resets monthly to the one-month LIBOR subject to a minimum rate of 0.75%. The principle terms at March 31, 2017 and December 31, 2016 are as follows:

				Fair Value Asset (Liability)
Effective Date	Maturity Date	Notional Amount	Fixed Rate	March 31, 2017	December 31, 2016
(In thousands)
December 8, 2016	November 30, 2021	$500,000	1.825%	$2,770	$1,879
January 31, 2017	November 30, 2021	700,000	1.964%	(1,525)	N/A
		$1,200,000		$1,245	$1,879

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within “Other long-term assets, net.”  Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within “Other long-term obligations.” For the three months ended March 31, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net loss of $0.6 million. There was no ineffective portion of the change in fair value derivatives. During the three months ended March 31, 2017, the Operating Partnership recorded interest expense of $3 million related to the swap agreements.

In May 2017, the Company amended its outstanding interest rate swap agreements. Under the new agreements the Company will pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum rate.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Borgata property tax reimbursement agreement. On February 15, 2017, Borgata, the Department of Community Affairs of the State of New Jersey and Atlantic City entered into an agreement wherein Borgata will be reimbursed $72 million as settlement for property tax refunds, subject to certain terms and conditions. The payment of the settlement amount is in satisfaction of existing New Jersey Tax Court and Superior Court judgments totaling approximately $106 million, plus interest for the 2009-2012 tax years and the settlement of pending tax appeals for the tax years 2013-2015. Those pending tax appeals could potentially have resulted in Borgata being awarded additional refunds due amounting to approximately $65 million. Under the terms of the agreement, Atlantic City will pay Borgata the reimbursement amount of $72 million in up to two installments, with the first installment of $52 million due on or before July 31, 2017 and the second installment for the remaining balance of $20 million due on or before October 1, 2017. In order to finance the reimbursement, Atlantic City and the State of New Jersey have agreed to use their best efforts to issue and sell bonds. Should Atlantic City fail to pay either of the installment payments or petition for relief from creditors under state or federal law, or should any other event occur that would cause termination of the agreement, Borgata will be entitled to enforce a consent judgment that was entered into as part of the settlement for the 2009-2015 tax years in an amount totaling approximately $158 million.

As part of the purchase and sale agreement to acquire Borgata in August 2016, the Company agreed to pay Boyd Gaming half of any net amount received by the Company as it relates to the property tax refund owed to Borgata. The Company will recognize the amounts received pursuant to the reimbursement agreement and amounts paid to Boyd Gaming in current earnings in the periods in which payments are received and paid.

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of March 31, 2017, the term loan B was $50 million.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At March 31, 2017, $15 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No amounts were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at March 31, 2017. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8 — INCOME PER SHARE OF COMMON STOCK

The table below reconciles basic and diluted income per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests and the potentially dilutive effect on the Company’s equity interests in MGP and MGM China due to shares outstanding under their respective stock compensation plans. Diluted weighted-average common and common equivalent shares includes adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$206,847	$66,799
Adjustment related to redeemable noncontrolling interests	(28)	—
Net income available to common stockholders - basic	206,819	66,799
Potentially dilutive effect due to MGP Omnibus Plan	(37)	—
Potentially dilutive effect due to MGM China Share Option Plan	(19)	—
Net income attributable to common stockholders - diluted	$206,763	$66,799
Denominator:
Weighted-average common shares outstanding - basic	574,403	565,056
Potential dilution from share-based awards	5,762	4,399
Weighted-average common and common equivalent shares - diluted	580,165	569,455
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	3,205	6,456

NOTE 9 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. On April 26, 2017, the Company’s Board of Directors approved a quarterly dividend to holders of record on June 9, 2017 of $0.11 per share, totaling $63 million, which will be paid on June 15, 2017. On March 15, 2017, the Company paid a quarterly dividend of $0.11 per share, totaling $63 million.

MGM China dividends. On February 16, 2017, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2016 of $78 million to MGM China shareholders subject to approval at the MGM China 2017 annual shareholders meeting to be held in May. If approved, the Company will receive its 56% share of the dividend, or $44 million, of which $4 million will be paid to Grand Paradise Macau under the previously disclosed deferred cash payment arrangement.

MGP dividends. On March 15, 2017, MGP’s Board of Directors declared a quarterly dividend of $0.3875 per Class A share totaling $22 million, which was paid on April 13, 2017 to holders of record on March 31, 2017. The Company concurrently received a

$72 million distribution attributable to its ownership of Operating Partnership units. In January 2017, MGP paid a quarterly dividend of $0.3875 per Class A share totaling $22 million. The Company concurrently received a $72 million distribution attributable to its ownership of Operating Partnership units.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2017:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2017	$6,220,180	$3,749,132	$9,969,312
Net income	206,847	44,042	250,889
Currency translation adjustment	(7,352)	(5,581)	(12,933)
Other comprehensive loss - cash flow hedges	(484)	(150)	(634)
Stock-based compensation	14,946	1,020	15,966
Issuance of common stock pursuant to stock-based compensation awards	(4,074)	—	(4,074)
Issuance of performance share units	9,648	95	9,743
Distributions to noncontrolling interest owners	—	(2,044)	(2,044)
Dividend paid to common shareholders	(63,182)	—	(63,182)
Dividend payable to noncontrolling interest owners	—	(22,281)	(22,281)
Other	(34)	(11)	(45)
Balances, March 31, 2017	$6,376,495	$3,764,222	$10,140,717

Net income attributable to noncontrolling interests in the above table excludes $2 million related to redeemable noncontrolling interests in the three months ended March 31, 2017.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total

	(In thousands)
Balance, January 1, 2017	$12,545	$1,434	$1,074	$15,053
Other comprehensive loss before reclassifications	(12,933)	(3,320)	—	(16,253)
Amounts reclassified from accumulated other comprehensive income	—	2,686		2,686
Other comprehensive loss, net of tax	(12,933)	(634)	—	(13,567)
Other comprehensive income attributable to noncontrolling interest	5,581	150	—	5,731
Balance, March 31, 2017	$5,193	$950	$1,074	$7,217

NOTE 10 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments: domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Company’s omnibus incentive plan and MGP’s omnibus incentive plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan, which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, goodwill impairment charges and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Net revenue
Domestic resorts	$2,086,415	$1,619,223
MGM China	502,374	469,029
Reportable segment net revenues	2,588,789	2,088,252
Corporate and other	119,390	121,434
	$2,708,179	$2,209,686
Adjusted Property EBITDA
Domestic resorts	$647,775	$484,931
MGM China	142,982	114,123
Reportable segment Adjusted Property EBITDA	790,757	599,054

Other operating income (expense)
Corporate and other	(27,045)	(56,170)
Preopening and start-up expenses	(15,066)	(21,960)
Property transactions, net	(1,696)	(5,131)
Depreciation and amortization	(249,769)	(199,839)
Operating income	497,181	315,954
Non-operating income (expense)
Interest expense, net of amounts capitalized	(174,059)	(184,669)
Non-operating items from unconsolidated affiliates	(6,921)	(18,212)
Other, net	(817)	(565)
	(181,797)	(203,446)
Income before income taxes	315,384	112,508
Provision for income taxes	(62,375)	(21,310)
Net income	253,009	91,198
Less: Net income attributable to noncontrolling interests	(46,162)	(24,399)
Net income attributable to MGM Resorts International	$206,847	$66,799

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements, is party to a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM Macau’s consolidated net revenue, subject to an annual cap of $75 million in 2017 with a 20% increase per annum during the term of the agreement. During the three months ended March 31, 2017 and 2016, MGM China incurred total license fees of $9 million and $8 million, respectively. Such amounts have been eliminated in consolidation.

MGP. Pursuant to a master lease agreement by and between the Tenant, which is a subsidiary of the Company and the Landlord, which is a subsidiary of the Operating Partnership, the Tenant has leased MGP’s real estate assets from the Landlord. The master lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the Landlord with a right of first offer with respect to MGM National Harbor and the Company’s development property located in Springfield, Massachusetts, which the Landlord may exercise should the Company elect to sell these properties in the future.

The annual rent payments due under the master lease for the first lease year ending March 31, 2017 were $550 million prior to MGP’s acquisition of Borgata’s real property on August 1, 2016. Subsequent to the acquisition, annual rent payments under the master lease increased to $650 million, prorated for the remainder of the first lease year after the Borgata transaction. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the second lease year commencing April 1, 2017, the base rent will represent approximately 90% of the initial total rent payments due under the master lease, or $597 million and the percentage rent will represent 10% of the initial total rent payments due under the master lease, or $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). During the three months ended March 31, 2017, the Landlord recorded rent income of $163 million.

Pursuant to the master lease, upon an event of default the Landlord may, at its option (i) terminate the master lease, repossess any leased property, relet any leased property to a third party and require that the Tenant pay damages; (ii) require that the Tenant pay to the Landlord rent and other sums payable with interest calculated at the overdue rate provided for in the master lease or terminate the Tenant’s right to possession of the leased property and seek damages; and/or (iii) seek any and all other rights and remedies available under law or in equity. An event of default will be deemed to occur upon certain events, including: (1) the failure by the Tenant to pay rent or other additional charges when due; (2) failure by the Tenant to comply with the covenants set forth in the master lease; (3) certain events of bankruptcy or insolvency with respect to a Tenant or the guarantor; (4) the occurrence of a default under the guaranty of the master lease; (5) the loss or suspension of a material license that causes cessation of gaming activity that would reasonably be expected to have a material adverse effect on the Tenant, the facilities or the leased properties taken as a whole; and (6) the failure of the Company, on a consolidated basis with Tenant, to maintain an EBITDAR to rent ratio (as described in the master lease) of at least 1.10:1.00 for two consecutive test periods, beginning with the test periods ending December 31, 2016 and March 31, 2017. The Company was in compliance with all applicable covenants as of March 31, 2017.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2017, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed consolidating financial information for the subsidiary guarantors and non-

guarantors as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own 76.3% of the Operating Partnership units as of March 31, 2017, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the Master Lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$80,646	$953,785	$370,717	$770,014	$(2,444)	$2,172,718
Property and equipment, net	—	13,525,048	9,019,620	5,106,590	(9,031,592)	18,619,666
Investments in subsidiaries	20,161,450	3,354,103	—	—	(23,515,553)	—
Investments in MGP Operating Partnership	—	3,529,177	—	631,867	(4,161,044)	—
Investments in and advances to unconsolidated affiliates	—	1,221,579	—	5,853	25,000	1,252,432
Intercompany accounts	—	5,017,773	—	—	(5,017,773)	—
Other non-current assets	50,677	931,390	59,115	5,265,278	(48,184)	6,258,276
	$20,292,773	$28,532,855	$9,449,452	$11,779,602	$(41,751,590)	$28,303,092
Current liabilities	$180,593	$1,153,934	$124,431	$831,958	$(166,152)	$2,124,764
Intercompany accounts	4,442,724	—	816	574,233	(5,017,773)	—
Deferred income taxes, net	2,191,758	—	25,368	349,988	(25,368)	2,541,746
Long-term debt	7,070,275	2,835	3,606,973	2,419,107	—	13,099,190
Other long-term obligations	30,928	7,363,077	129,827	1,051,706	(8,234,632)	340,906
Total liabilities	13,916,278	8,519,846	3,887,415	5,226,992	(13,443,925)	18,106,606
Redeemable noncontrolling interest	—	—	—	55,769	—	55,769
MGM Resorts International stockholders' equity	6,376,495	20,013,009	4,239,164	4,055,492	(28,307,665)	6,376,495
Noncontrolling interests	—	—	1,322,873	2,441,349	—	3,764,222
Total stockholders' equity	6,376,495	20,013,009	5,562,037	6,496,841	(28,307,665)	10,140,717
	$20,292,773	$28,532,855	$9,449,452	$11,779,602	$(41,751,590)	$28,303,092

	At December 31, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$103,934	$981,705	$368,622	$783,920	$(8,594)	$2,229,587
Property and equipment, net	—	13,599,127	9,079,678	4,837,868	(9,091,650)	18,425,023
Investments in subsidiaries	18,907,988	3,338,752	—	—	(22,246,740)	—
Investments in the MGP Operating Partnership	—	3,553,840	—	636,268	(4,190,108)	—
Investments in and advances to unconsolidated affiliates	—	1,189,590	—	5,853	25,000	1,220,443
Intercompany accounts	—	4,796,713	—	—	(4,796,713)	—
Other non-current assets	50,741	934,836	58,440	5,302,132	(47,901)	6,298,248
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301
Current liabilities	$184,281	$1,301,423	$139,099	$837,844	$(169,226)	$2,293,421
Intercompany accounts	3,406,699	—	166	1,389,848	(4,796,713)	—
Deferred income taxes, net	2,202,809	—	25,368	348,419	(25,368)	2,551,228
Long-term debt	7,019,745	2,835	3,613,567	2,343,073	—	12,979,220
Other long-term obligations	28,949	7,360,887	120,279	1,051,754	(8,235,888)	325,981
Total liabilities	12,842,483	8,665,145	3,898,479	5,970,938	(13,227,195)	18,149,850
Redeemable noncontrolling interest	—	—	—	54,139	—	54,139
MGM Resorts International stockholders' equity	6,220,180	19,729,418	4,274,444	3,125,649	(27,129,511)	6,220,180
Noncontrolling interests	—	—	1,333,817	2,415,315	—	3,749,132
Total stockholders' equity	6,220,180	19,729,418	5,608,261	5,540,964	(27,129,511)	9,969,312
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,889,279	$183,899	$819,815	$(184,814)	$2,708,179
Equity in subsidiaries' earnings	402,740	52,942	—	—	(455,682)	—
Expenses
Casino and hotel operations	2,509	1,015,519	—	505,048	(914)	1,522,162
General and administrative	1,982	298,248	20,487	88,605	(20,487)	388,835
Corporate expense	23,393	47,292	2,851	(192)	(171)	73,173
Preopening and start-up expenses	—	644	—	14,422	—	15,066
Property transactions, net	—	1,547	6,855	149	(6,855)	1,696
Depreciation and amortization	—	162,699	61,684	87,070	(61,684)	249,769
	27,884	1,525,949	91,877	695,102	(90,111)	2,250,701
Income (loss) from unconsolidated affiliates	—	39,784	—	(81)	—	39,703
Operating income (loss)	374,856	456,056	92,022	124,632	(550,385)	497,181
Interest expense, net of amounts capitalized	(123,356)	(458)	(44,636)	(5,609)	—	(174,059)
Other, net	14,086	(108,494)	544	(29,597)	115,723	(7,738)
Income (loss) before income taxes	265,586	347,104	47,930	89,426	(434,662)	315,384
Provision for income taxes	(58,739)	—	(1,238)	(2,398)	—	(62,375)
Net income (loss)	206,847	347,104	46,692	87,028	(434,662)	253,009
Less: Net income attributable to noncontrolling interests	—	—	(11,348)	(34,814)	—	(46,162)
Net income (loss) attributable to MGM Resorts International	$206,847	$347,104	$35,344	$52,214	$(434,662)	$206,847
Net income (loss)	$206,847	$347,104	$46,692	$87,028	$(434,662)	$253,009
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,352)	(7,352)	—	(12,933)	14,704	(12,933)
Unrealized gain (loss) on cash flow hedges	(484)	—	(634)	—	484	(634)
Other comprehensive income (loss)	(7,836)	(7,352)	(634)	(12,933)	15,188	(13,567)
Comprehensive income (loss)	199,011	339,752	46,058	74,095	(419,474)	239,442
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11,198)	(29,233)	—	(40,431)
Comprehensive income (loss) attributable to MGM Resorts International	$199,011	$339,752	$34,860	$44,862	$(419,474)	$199,011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(172,712)	$227,779	$119,191	$231,177	$—	$405,435
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(79,464)	—	(376,611)	—	(456,075)
Dispositions of property and equipment	—	89	—	91	—	180
Investments in and advances to unconsolidated affiliates	—	(3,500)	—	—	—	(3,500)
Intercompany accounts	—	(221,059)	—	—	221,059	—
Other	—	(3,710)	—	(2,844)	—	(6,554)
Net cash provided by (used in) investing activities	—	(307,644)	—	(379,364)	221,059	(465,949)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	46,875	—	(16,750)	77,355	—	107,480
Dividends paid	(63,182)	—	—	—	—	(63,182)
Debt issuance costs	—	—	(526)	(4,379)	—	(4,905)
MGP Operating Partnership distributions paid to consolidated subsidiaries	—	—	(71,827)	—	71,827	—
Distributions to noncontrolling interest owners	—	—	(22,282)	(2,561)	—	(24,843)
Intercompany accounts	165,879	59,310	—	67,697	(292,886)	—
Other	(4,077)	—	—	(7)	—	(4,084)
Net cash provided by (used in) financing activities	145,495	59,310	(111,385)	138,105	(221,059)	10,466
Effect of exchange rate on cash	—	—	—	(1,089)	—	(1,089)
Cash and cash equivalents
Net increase (decrease) for the period	(27,217)	(20,555)	7,806	(11,171)	—	(51,137)
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$72,778	$287,158	$368,298	$667,210	$—	$1,395,444

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,600,525	$—	$610,009	$(848)	$2,209,686
Equity in subsidiaries' earnings	286,193	41,311	—	—	(327,504)	—
Expenses
Casino and hotel operations	2,122	904,060	—	396,379	(848)	1,301,713
General and administrative	1,613	241,843	15,620	49,467	—	308,543
Corporate expense	34,556	36,543	—	149	—	71,248
Preopening and start-up expenses	—	3,446	—	18,514	—	21,960
Property transactions, net	—	4,267	874	(10)	—	5,131
Depreciation and amortization	—	85,405	51,476	62,958	—	199,839
	38,291	1,275,564	67,970	527,457	(848)	1,908,434
Income (loss) from unconsolidated affiliates	—	14,790	—	(88)	—	14,702
Operating income (loss)	247,902	381,062	(67,970)	82,464	(327,504)	315,954
Interest expense, net of amounts capitalized	(175,694)	(195)	—	(8,780)	—	(184,669)
Other, net	13,874	(19,536)	—	(13,115)	—	(18,777)
Income (loss) before income taxes	86,082	361,331	(67,970)	60,569	(327,504)	112,508
Benefit (provision) for income taxes	(19,283)	(3,719)	—	1,692	—	(21,310)
Net income (loss)	66,799	357,612	(67,970)	62,261	(327,504)	91,198
Less: Net income attributable to noncontrolling interests	—	—	—	(24,399)	—	(24,399)
Net income (loss) attributable to MGM Resorts International	$66,799	$357,612	$(67,970)	$37,862	$(327,504)	$66,799
Net income (loss)	$66,799	$357,612	$(67,970)	$62,261	$(327,504)	$91,198
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,400)	(2,400)	—	(4,765)	4,800	(4,765)
Other comprehensive income (loss)	(2,400)	(2,400)	—	(4,765)	4,800	(4,765)
Comprehensive income (loss)	64,399	355,212	(67,970)	57,496	(322,704)	86,433
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(22,034)	—	(22,034)
Comprehensive income (loss) attributable to MGM Resorts International	$64,399	$355,212	$(67,970)	$35,462	$(322,704)	$64,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(206,511)	$314,090	$(15,620)	$132,637	$—	$224,596
Cash flows from investing activities
Capital expenditures, net of construction payable	—	32,701	(111,241)	(348,959)	—	(427,499)
Dispositions of property and equipment	—	89	—	138	—	227
Investments in and advances to unconsolidated affiliates	—	(1,555)	—	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	1,629	—	—	—	1,629
Intercompany accounts	—	(266,482)	—	—	266,482	—
Other	—	(1,988)	—	(838)	—	(2,826)
Net cash provided by (used in) investing activities	—	(235,606)	(111,241)	(349,659)	266,482	(430,024)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(7,000)	—	—	250,000	—	243,000
Retirement of senior notes	—	(2,661)	—	—	—	(2,661)
Debt issuance costs	(27)	—	—	(32,550)	—	(32,577)
Intercompany accounts	199,554	(123,101)	126,861	63,168	(266,482)	—
Distributions to noncontrolling interest owners	—	—	—	(2,267)	—	(2,267)
Other	(1,414)	2,073	—	(5,192)	—	(4,533)
Net cash provided by (used in) financing activities	191,113	(123,689)	126,861	273,159	(266,482)	200,962
Effect of exchange rate on cash	—	—	—	(941)	—	(941)
Cash and cash equivalents
Net increase (decrease) for the period	(15,398)	(45,205)	—	55,196	—	(5,407)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$523,458	$258,963	$—	$882,484	$—	$1,664,905

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume decreased 1%, Las Vegas Strip REVPAR increased 9% and Las Vegas Strip gaming revenue increased 6% in the three months ended March 31, 2017 compared to the prior year period. Results of operations for our domestic resorts in the three months ended March 31, 2017 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR. Our rooms revenue benefited from robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

As a significant number of MGM Macau’s customers are from mainland China, we believe operating results at MGM Macau are affected by economic conditions in mainland China as well as by certain policy initiatives enacted in mainland China and Macau. We believe a slowdown in China’s economic growth rate as well as the implementation of policies related to gaming promoters, the Chinese government’s restrictions on travel to Macau and restrictions on cross-border currency transactions led to a multi-year decrease in gross gaming revenues for the Macau market which lasted through the first half of 2016 and primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite concerns over the recent events and the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. We believe recent trends reflect stabilization and growth within the Macau market as gross gaming revenue has increased year over year in each month beginning in August 2016 and continuing through March 2017. In the three months ended March 31, 2017, gross gaming revenue increased 13% compared to the same period in the prior year. Additionally, according to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals increased 6% and overnight visitors increased 12% in the three months ended March 31, 2017 compared to the same period in the prior year.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.3 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,400 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. MGM Cotai is expected to open in the fourth quarter of 2017.

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

See Note 1 and Note 11 in the accompanying consolidated financial statements for information regarding MGP and the related master lease agreement. All intercompany transactions, including transactions under the master lease, have been eliminated in consolidation.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. See Note 10 in the accompanying consolidated financial statements for additional information regarding our segments.

Domestic Resorts

Over half of the net revenue from our domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our extensive convention and meeting facilities to maximize hotel occupancy and customer volumes which lead to better labor utilization. Our operating results are highly dependent on demand for our services, and the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. In addition, our results of operations compared to prior periods can be impacted by holiday calendar shifts, significant one-time events and the strength of our convention calendar. Also, we generate a significant portion of our revenue from our domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

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

In addition to the key performance indicators used by our domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover. Normal main floor table games hold percentage at MGM Macau is in the range of 16% to 22% of table games drop.

Corporate and Other

Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Net revenues	$2,708,179	$2,209,686
Operating income	497,181	315,954
Net income attributable to MGM Resorts International	206,847	66,799

Summary Operating Results

Consolidated net revenue increased 23% for the three months ended March 31, 2017 compared to the prior year period due primarily to the Borgata acquisition on August 1, 2016, the opening of MGM National Harbor on December 8, 2016, an increase in casino and non-casino revenue at our domestic resorts and an increase in casino revenue at MGM China. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $497 million for the three months ended March 31, 2017 compared to $316 million for the same period in the prior year. Operating income at our domestic resorts increased 31%, or $112 million, in the three months ended March 31, 2017 compared to the prior year period and included $39 million of operating income from Borgata and $11 million of operating income from MGM National Harbor. Operating income at MGM China increased 54%, or $26 million, compared to the prior year period. Income from unconsolidated affiliates was $40 million for the three months ended March 31, 2017 compared to $15 million in the prior year period. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Corporate expense increased 3%, or $2 million, in the three months ended March 31, 2017 compared to the prior year period. The current year quarter included $2 million related to MGP and a $3 million increase in stock-based compensation costs. The prior year quarter included costs incurred to implement initiatives related to the Profit Growth Plan and costs associated with the initial public offering of MGP totaling $14 million. Preopening expense decreased 31%, or $7 million, compared to the prior year quarter as a result of the opening of MGM National Harbor in December 2016. Preopening expense in the three months ended March 31, 2017 primarily related to our MGM Cotai and MGM Springfield projects.

Operating Results – Segment Information

The following table presents detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Net revenues
Domestic resorts	$2,086,415	$1,619,223
MGM China	502,374	469,029
Reportable segment net revenues	2,588,789	2,088,252
Corporate and other	119,390	121,434
	$2,708,179	$2,209,686
Adjusted EBITDA
Domestic resorts	$647,775	$484,931
MGM China	142,982	114,123
Reportable segment Adjusted Property EBITDA	790,757	599,054
Corporate and other	(27,045)	(56,170)
	$763,712	$542,884

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Domestic resorts net revenues	$2,086,415	$1,619,223
Net revenues related to Borgata	(201,081)	—
Net revenues related to National Harbor	(173,159)	—
Domestic resorts same-store net revenues	$1,712,175	$1,619,223

The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Casino revenue, net
Table games	$370,827	$237,611
Slots	599,882	418,675
Other	40,119	19,019
Casino revenue, net	1,010,828	675,305
Non-casino revenue
Rooms	548,829	475,477
Food and beverage	432,639	360,545
Entertainment, retail and other	297,777	260,845
Non-casino revenue	1,279,245	1,096,867
	2,290,073	1,772,172
Less: Promotional allowances	(203,658)	(152,949)
	$2,086,415	$1,619,223

The following table presents detailed domestic resorts same-store net revenues:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Casino revenue, net
Table games	$255,271	$237,611
Slots	427,484	418,675
Other	21,803	19,019
Casino revenue, net	704,558	675,305
Non-casino revenue
Rooms	512,301	475,477
Food and beverage	377,779	360,545
Entertainment, retail and other	279,615	260,845
Non-casino revenue	1,169,695	1,096,867
	1,874,253	1,772,172
Less: Promotional allowances	(162,078)	(152,949)
	$1,712,175	$1,619,223

Casino revenue for the three months ended March 31, 2017 increased 50% compared to the same period in the prior year, due primarily to the Borgata acquisition, the MGM National Harbor opening on December 8, 2016, and an increase in both table games revenue and slots revenue. Same-store casino revenue increased 4% compared to the prior year quarter due primarily to an increase in table games revenue and slots revenue. Same-store table games revenue increased 7% compared to the prior year quarter due to an increase in same-store table games hold percentage to 23.7% from 22.4% in the prior year quarter. On a same-store basis, slots revenue increased 2% compared to the prior year quarter.

The following table shows key gaming statistics for the Company’s Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Table Games Drop	$993	$972
Table Games Win %	25.2%	23.7%
Slot Handle	$3,003	$3,001
Slot Hold %	8.6%	8.4%

Domestic resorts rooms revenue increased 15% in the first quarter of 2017. On a same-store basis, rooms revenue increased 8% in the first quarter of 2017 as a result of a 9% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2017	2016

Occupancy	91%	91%
Average Daily Rate (ADR)	$176	$162
Revenue per Available Room (REVPAR)	$161	$148

Food and beverage revenue for the three months ended March 31, 2017 increased 20% compared to the same period in the prior year due primarily to revenue from Borgata and MGM National Harbor, an increase in convention and banquet business, and the opening of several new outlets. Same-store food and beverage revenue for the three months ended March 31, 2017 increased 5% compared to the same periods in the prior year.

Entertainment revenue for the three months ended March 31, 2017 increased 12% compared to the same period in the prior year due primarily to revenue from Borgata and MGM National Harbor and an increase in Cirque du Soleil revenue. Same-store entertainment revenue increased 6% for the three months ended March 31, 2017 compared to the same period in the prior year.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$647,775	$484,931
Adjusted Property EBITDA related to Borgata	(58,923)	—
Adjusted Property EBITDA related to National Harbor	(32,140)	—
Domestic resorts Same-store Adjusted Property EBITDA	$556,712	$484,931

Adjusted Property EBITDA at our domestic resorts increased 34% during the three months ended March 31, 2017 compared to the prior year quarter, and benefited from $59 million of Adjusted Property EBITDA from Borgata, $32 million of Adjusted Property EBITDA from MGM National Harbor, and increased casino and non-casino revenue as discussed above. Same-store Adjusted Property EBITDA increased 15% during the three months ended March 31, 2017 compared to the prior year quarter and Same-store Adjusted Property EBITDA margin for the three months ended March 31, 2017, increased by 257 basis points compared to the prior year period to 32.5%.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Casino revenue, net
VIP table games	$170,007	$178,186
Main floor table games	279,911	239,741
Slots	43,782	41,124
Casino revenue, net	493,700	459,051
Non-casino revenue	27,080	29,564
	520,780	488,615
Less: Promotional allowances	(18,406)	(19,586)
	$502,374	$469,029

For the three months ended March 31, 2017, net revenue for MGM China increased 7% compared to the same period in the prior year, primarily as a result of a 17% increase in main floor table games revenue due to an increase in hold percentage to 22.2% in the current year quarter, from 18.0% in the prior year quarter, partially offset by a decrease in VIP table games revenue. VIP table games revenue decreased 5% due to a 16% decrease in turnover, partially offset by an increase in hold percentage to 3.4% in the current year quarter from 3.0% in the prior year quarter.

MGM China’s Adjusted EBITDA for the three months ended March 31, 2017 and 2016 was $143 million and $114 million, respectively. Adjusted EBITDA margin increased 413 basis points to 28.5% in the current year quarter as a result of an increase in main floor table games mix and cost reduction efforts. Excluding license fees of $9 million in the current year quarter and $8 million in the prior year quarter, Adjusted EBITDA increased 24%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended March 31, 2017 increased compared to the same period in the prior year due to an increase in income from unconsolidated affiliates. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
CityCenter	$37,319	$(9,149)
Borgata	—	19,550
Other	2,384	4,301
	$39,703	$14,702

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2017 was $37 million, compared to an operating loss in the prior year period of $9 million. Our share of CityCenter’s operating loss in the prior year quarter included $31 million related to our share of accelerated depreciation associated with the scheduled April 2016 closure of the Zarkana theatre and $9 million for our share of a charge related to obligations in connection with the sale of Crystals. At Aria, casino revenues increased 10% for the three months ended March 31, 2017 compared to the same period in the prior year, due to a 10% increase in table games revenue and a 9% increase in slot revenue. Table games volume decreased 5% and hold percentage increased to 25.6% in the current year quarter compared to 23.8% in the prior year quarter. Slot volume increased less than 1% and hold percentage increased to 7.8% in the current year quarter compared to 7.2% in the prior year quarter. REVPAR increased by 9% and 8% at Aria and Vdara, respectively, which led to a 7% increase in CityCenter’s rooms revenue in the current year quarter compared to the prior year quarter.

Non-operating Results

Interest Expense

Gross interest expense for the three months ended March 31, 2017 decreased $14 million compared to the prior year period due to a decrease in the average debt outstanding related to our senior notes and a decrease in the weighted average interest rate of our senior notes, as well as a decrease in amortization of debt issuance costs. This was partially offset primarily by an increase in the average debt outstanding under our senior credit facilities. Capitalized interest was $24 million and $27 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in capitalized interest was due primarily to the substantial completion of MGM National Harbor in December 2016, partially offset by an increase related to the MGM Cotai and MGM Springfield projects during the first three months of 2017.

Non-operating Items from Unconsolidated Affiliates

Non-operating expense from unconsolidated affiliates decreased in the three months ended March 31, 2017 compared to the same period in the prior year due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method. In addition, our share of CityCenter’s interest expense decreased compared to the prior year quarter.

Income Taxes

Our effective tax rate for the three months ended March 31, 2017 was 19.8% compared to 18.9% in the prior year quarter.  The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, goodwill impairment charges and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts and MGP stock-based compensation plans, which are not allocated to each reportable segment or operating segment, as applicable. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to operating resorts which were consolidated by the Company for both the entire current and prior year periods presented. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies. We present Adjusted Property EBITDA on a “same-store” basis as supplemental information for investors because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016

	(In thousands)
Net income attributable to MGM Resorts International	$206,847	$66,799
Plus: Net income attributable to noncontrolling interests	46,162	24,399
Net income	253,009	91,198
Provision for income taxes	62,375	21,310
Income before income taxes	315,384	112,508
Non-operating income (expense)
Interest expense, net of amounts capitalized	174,059	184,669
Non-operating items from unconsolidated affiliates	6,921	18,212
Other, net	817	565
	181,797	203,446
Operating income	497,181	315,954
Preopening and start-up expenses	15,066	21,960
Property transactions, net	1,696	5,131
Depreciation and amortization	249,769	199,839
Adjusted EBITDA	$763,712	$542,884

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2017
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$106,876	$—	$85	$22,146	$129,107
MGM Grand Las Vegas	55,822	7	233	17,588	73,650
Mandalay Bay	53,490	—	—	24,627	78,117
The Mirage	52,760	—	—	9,335	62,095
Luxor	23,083	—	(1)	9,722	32,804
New York-New York	24,600	(8)	129	9,191	33,912
Excalibur	24,541	—	55	4,202	28,798
Monte Carlo	8,817	610	31	12,996	22,454
Circus Circus Las Vegas	11,718	—	239	4,001	15,958
MGM Grand Detroit	38,825	—	—	5,779	44,604
Beau Rivage	14,450	—	—	6,037	20,487
Gold Strike Tunica	12,413	—	(28)	2,341	14,726
Borgata	38,884	35	804	19,200	58,923
National Harbor	10,608	74	—	21,458	32,140
Domestic resorts	476,887	718	1,547	168,623	647,775
MGM China	73,190	9,824	149	59,819	142,982
Unconsolidated resorts	39,703	—	—	—	39,703
Management and other operations	9,114	—	—	1,802	10,916
	598,894	10,542	1,696	230,244	841,376
Stock compensation	(13,363)	—	—	—	(13,363)
Corporate	(88,350)	4,524	—	19,525	(64,301)
	$497,181	$15,066	$1,696	$249,769	$763,712

	Three Months Ended March 31, 2016
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$94,168	$—	$1	$22,482	$116,651
MGM Grand Las Vegas	62,262	—	763	17,869	80,894
Mandalay Bay	34,855	14	874	22,379	58,122
The Mirage	27,994	—	—	10,336	38,330
Luxor	15,885	—	287	9,219	25,391
New York-New York	25,487	—	3	5,413	30,903
Excalibur	16,969	—	2,766	4,142	23,877
Monte Carlo	16,777	—	91	4,432	21,300
Circus Circus Las Vegas	9,089	—	134	4,070	13,293
MGM Grand Detroit	34,031	—	—	6,011	40,042
Beau Rivage	16,190	—	10	6,599	22,799
Gold Strike Tunica	10,831	—	97	2,401	13,329
Domestic resorts	364,538	14	5,026	115,353	484,931
MGM China	47,452	5,908	(10)	60,773	114,123
Unconsolidated resorts	12,420	2,282	—	—	14,702
Management and other operations	1,064	1,150	—	1,901	4,115
	425,474	9,354	5,016	178,027	617,871
Stock compensation	(9,869)	—	—	—	(9,869)
Corporate	(99,651)	12,606	115	21,812	(65,118)
	$315,954	$21,960	$5,131	$199,839	$542,884

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at March 31, 2017 were $1.4 billion, which included $465 million at MGM China and $368 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $405 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $225 million in the prior year period. Operating cash flows increased in the current year period due to an increase in operating income at both our domestic resorts and MGM China, partially offset by an increase in cash paid for interest.

Investing activities. We made capital expenditures of $456 million for the three months ended March 31, 2017, of which $251 million related to MGM China, excluding capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $240 million related to the construction of MGM Cotai and $12 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $205 million included $86 million related to MGM National Harbor, $39 million related to the construction of MGM Springfield, and $16 million related to the Monte Carlo rebranding as well as various room remodels, construction of the parking garage at Excalibur and a waterpark at Circus Circus, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the three months ended March 31, 2017 related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $427 million for the three months ended March 31, 2016, of which $198 million related to MGM China, excluding capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $190 million related to the construction of MGM Cotai and $8 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $229 million included $140 million related to the construction of MGM National Harbor, $19 million related to the construction of The Park, and $11 million related to the construction of MGM Springfield, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the three months ended March 31, 2016 related to construction materials, furniture and fixtures, and external labor costs.

Financing activities. In the three months ended March 31, 2017, we borrowed net debt of $107 million which solely consisted of net draws on our revolving credit facilities and MGM China’s credit facility and paid $4 million of debt issuance costs related to the amendment to the MGM China credit facility. In addition, we paid a $63 million dividend to our common shareholders in March 2017 and MGP paid a $22 million dividend to their Class A shareholders in January 2017.

In the three months ended March 31, 2016 we borrowed net debt of $240 million, which included $250 million of borrowings under the MGM National Harbor credit agreement. Additionally, we paid $33 million of debt issuance costs related to the MGM National Harbor credit agreement and the amendment to the MGM China credit facility.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At March 31, 2017, we had $13.2 billion in principal amount of indebtedness, including $297 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.7 billion Operating Partnership senior credit facility, $2.0 billion outstanding under the $3.0 billion MGM China credit facility and $450 million outstanding under the $525 million MGM National Harbor credit facility. We have an estimated $755 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through March 31, 2017 and we expect to make capital investments as described below during the remainder of 2017. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $450 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	Approximately $65 million in capital expenditures related to the MGM National Harbor resort; and

•	Approximately $240 million in capital expenditures related to the MGM Springfield project.

During the remainder of 2017, MGM China expects to spend approximately $45 million in capital improvements at MGM Macau and $870 million on the MGM Cotai project, excluding capitalized interest and land related costs.

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

MGM dividend. On April 26, 2017, our Board of Directors approved a quarterly dividend to holders of record on June 9, 2017 of $0.11 per share, which will be paid on June 15, 2017.

MGP distributions. On March 15, 2017, MGP’s Board of Directors declared a quarterly dividend of $0.3875 per Class A share totaling $22 million, which was paid on April 13, 2017 to holders of record on March 31, 2017. We concurrently received a $72 million distribution attributable to Operating Partnership units owned by us from the Operating Partnership, which remained within the consolidated entity.

MGM China dividend. On February 16, 2017, MGM China’s Board of Directors announced it will recommend a final dividend for 2016 of $78 million to MGM China shareholders subject to approval at the MGM China 2017 annual shareholders meeting to be held in May. If approved, we will receive our 56% share of the dividend, or $44 million, of which $4 million will be paid to Grand Paradise Macau under the previously disclosed deferred cash payment arrangement.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our critical accounting policies and estimates since year end, except as follows:

On January 1, 2017, we early adopted ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). In accordance with ASU 2017-04, we perform our annual goodwill impairment tests (and interim tests if any are determined to be necessary) by comparing the fair value of our reporting units with their carrying value and an impairment charge, if any, will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

The Operating Partnership has entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and had the following terms as of March 31, 2017:

•	$500 million notional value, pay fixed rate of 1.825%, receive variable rate resetting monthly to one-month LIBOR subject to a minimum rate of 0.75%, maturing November 30, 2021; and
•	$700 million notional value, pay fixed rate of 1.964%, receive variable rate resetting monthly to one-month LIBOR subject to a minimum rate of 0.75%, maturing November 30, 2021.

In May 2017, we amended our outstanding interest rate swap agreements. Under the new agreements we will pay a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum rate. See Note 6 in the accompanying consolidated financial statements for additional information.

As of March 31, 2017, variable rate borrowings represented 28% of our total borrowings after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above. Assuming a 100 basis-point increase in LIBOR (after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above), our annual interest cost would increase by $17 million based on gross amounts outstanding at March 31, 2017. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $20 million based on amounts outstanding at March 31, 2017. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2017

	(In millions)
Fixed-rate	$—	$475	$850	$1,500	$1,250	$4,303	$8,378	$9,045
Average interest rate	N/A	11.4%	8.6%	6.3%	6.6%	6.0%	6.7%
Variable rate	$118	$845	$1,220	$80	$862	$1,744	$4,869	$4,867
Average interest rate	2.8%	2.5%	2.5%	3.4%	3.4%	3.5%	3.0%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of March 31, 2017, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $20 million.

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

•	our ability to build and open our development in Cotai by January 2018;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;

•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	changes to fiscal and tax policies;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect all such gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that current and future construction or development projects will be susceptible to substantial development and construction risks;
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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the three months ended March 31, 2017, except as discussed below.

Risks Related to Our Business

Our business may be materially affected by changes to fiscal and tax policies. The new U.S. presidential administration has called for substantial change to fiscal tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. For example, a change from a worldwide to a territorial tax system, could eliminate our ability to utilize some portion or all of our foreign tax credits in future periods and such change could result in a material change in the valuation allowance, or elimination of the foreign tax credit deferred tax asset in its entirety, with a corresponding impact on the provision for income taxes in the period of such change. Although we cannot predict what changes will actually occur with respect to any of the tax reform proposals, any such changes could have a material effect on our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

10.1	Form of Letter to Employees re Existing Equity Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.2	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.3	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.4	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.5	Form of Restricted Stock Unit (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.6	Form of Restricted Stock Unit (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2017).
10.7

Fourth Supplemental Agreement, dated February 15, 2017, among the Borrowers, the guarantors named therein and Bank of America, N.A., as facility agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 9, 2017	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)