Form 10-Q
period 2017-06-30
MGM Resorts International
filed 2017-08-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2017
Common Stock, $.01 par value	575,192,163 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$1,757,062	$1,446,581
Accounts receivable, net	469,126	542,924
Inventories	103,119	97,733
Income tax receivable	7,362	—
Prepaid expenses and other	148,462	142,349
Total current assets	2,485,131	2,229,587

Property and equipment, net	18,896,912	18,425,023

Other assets
Investments in and advances to unconsolidated affiliates	980,885	1,220,443
Goodwill	1,807,772	1,817,119
Other intangible assets, net	3,972,046	4,087,706
Other long-term assets, net	400,185	393,423
Total other assets	7,160,888	7,518,691
	$28,542,931	$28,173,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$206,144	$250,477
Construction payable	254,324	270,361
Income tax payable	—	10,654
Current portion of long-term debt, net	472,590	8,375
Accrued interest on long-term debt	147,438	159,028
Other accrued liabilities	1,599,072	1,594,526
Total current liabilities	2,679,568	2,293,421

Deferred income taxes, net	2,560,127	2,551,228
Long-term debt, net	12,725,268	12,979,220
Other long-term obligations	289,630	325,981
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	57,341	54,139
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 575,008,760 and 574,123,706 shares	5,750	5,741
Capital in excess of par value	5,677,966	5,653,575
Retained earnings	836,840	545,811
Accumulated other comprehensive income (loss)	(9,148)	15,053
Total MGM Resorts International stockholders' equity	6,511,408	6,220,180
Noncontrolling interests	3,719,589	3,749,132
Total stockholders' equity	10,230,997	9,969,312
	$28,542,931	$28,173,301

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Casino	$1,405,063	$1,127,404	$2,910,452	$2,261,760
Rooms	542,470	498,904	1,104,737	988,390
Food and beverage	466,546	412,766	911,015	789,871
Entertainment	138,361	121,853	268,708	240,179
Retail	56,830	52,432	104,806	97,905
Other	161,367	134,120	301,942	251,645
Reimbursed costs	99,293	100,795	199,508	201,844
	2,869,930	2,448,274	5,801,168	4,831,594
Less: Promotional allowances	(228,193)	(178,772)	(451,252)	(352,406)
	2,641,737	2,269,502	5,349,916	4,479,188
Expenses
Casino	763,259	620,305	1,567,854	1,260,874
Rooms	152,735	142,252	307,571	286,994
Food and beverage	261,495	239,452	511,340	460,748
Entertainment	108,618	98,827	208,557	191,115
Retail	27,278	24,085	50,386	46,086
Other	96,264	87,253	185,888	167,021
Reimbursed costs	99,293	100,795	199,508	201,844
General and administrative	354,463	321,407	743,298	629,950
Corporate expense	79,408	81,803	152,581	153,051
NV Energy exit expense	(40,629)	—	(40,629)	—
Preopening and start-up expenses	21,093	24,824	36,159	46,784
Property transactions, net	13,243	854	14,939	5,985
Depreciation and amortization	244,754	206,899	494,523	406,738
	2,181,274	1,948,756	4,431,975	3,857,190
Income from unconsolidated affiliates	40,583	448,309	80,286	463,011
Operating income	501,046	769,055	998,227	1,085,009
Non-operating income (expense)
Interest expense, net of amounts capitalized	(174,058)	(180,352)	(348,117)	(365,021)
Non-operating items from unconsolidated affiliates	(10,556)	(15,885)	(17,477)	(34,097)
Other, net	(751)	(49,840)	(1,568)	(50,405)
	(185,365)	(246,077)	(367,162)	(449,523)
Income before income taxes	315,681	522,978	631,065	635,486
Provision for income taxes	(74,061)	(8,480)	(136,436)	(29,790)
Net income	241,620	514,498	494,629	605,696
Less: Net income attributable to noncontrolling interests	(31,009)	(40,145)	(77,171)	(64,544)
Net income attributable to MGM Resorts International	$210,611	$474,353	$417,458	$541,152
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.37	$0.84	$0.73	$0.96
Diluted	$0.36	$0.83	$0.72	$0.95
Weighted average common shares outstanding
Basic	574,931	565,459	574,668	565,257
Diluted	582,056	570,762	581,112	570,108
Dividends declared per common share	$0.11	$—	$0.22	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$241,620	$514,498	$494,629	$605,696
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(25,376)	(1,370)	(38,309)	(6,135)
Unrealized loss on cash flow hedges	(3,323)	—	(3,957)	—
Other comprehensive loss	(28,699)	(1,370)	(42,266)	(6,135)
Comprehensive income	212,921	513,128	452,363	599,561
Less: Comprehensive income attributable to noncontrolling interests	(18,675)	(39,588)	(59,106)	(61,622)
Comprehensive income attributable to MGM Resorts International	$194,246	$473,540	$393,257	$537,939

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$494,629	$605,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,523	406,738
Amortization of debt discounts, premiums and issuance costs	17,717	22,386
Loss on retirement of long-term debt	798	50,121
Provision for doubtful accounts	10,361	(802)
Stock-based compensation	30,965	24,923
Property transactions, net	14,939	5,985
Income from unconsolidated affiliates	(62,809)	(425,826)
Distributions from unconsolidated affiliates	7,100	10,713
Deferred income taxes	13,102	(37,544)
Change in operating assets and liabilities:
Accounts receivable	63,231	37,387
Inventories	(5,469)	6,384
Income taxes receivable and payable, net	(18,014)	4,595
Prepaid expenses and other	(6,516)	(1,605)
Prepaid Cotai land concession premium	(11,216)	(11,167)
Accounts payable and accrued liabilities	(102,346)	(72,289)
Other	(1,869)	(12,049)
Net cash provided by operating activities	939,126	613,646
Cash flows from investing activities
Capital expenditures, net of construction payable	(872,610)	(970,571)
Dispositions of property and equipment	293	1,659
Investments in unconsolidated affiliates	(4,773)	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	300,000	543,437
Other	(15,688)	(5,196)
Net cash used in investing activities	(592,778)	(432,226)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	204,852	(1,716,686)
Borrowings under bank credit facilities – maturities longer than 90 days	—	1,845,375
Issuance of long term debt	—	1,050,000
Retirement of senior debentures	—	(1,498,848)
Debt issuance costs	(5,403)	(123,261)
Issuance of MGM Growth Properties common shares in public offering	—	1,207,500
MGM Growth Properties common share issuance costs	—	(75,032)
Dividends paid to common shareholders	(126,429)	—
Distributions to noncontrolling interest owners	(89,872)	(32,798)
Other	(16,093)	(3,606)
Net cash provided by (used in) financing activities	(32,945)	652,644
Effect of exchange rate on cash	(2,922)	(1,121)
Cash and cash equivalents
Net increase for the period	310,481	832,943
Balance, beginning of period	1,446,581	1,670,312
Balance, end of period	$1,757,062	$2,503,255
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$341,990	$348,104
Federal, state and foreign income taxes paid, net of refunds	140,605	55,408

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, owns and operates casino resorts. As discussed further below, the Company leases certain of its real estate assets from MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), which is a consolidated subsidiary.

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

The Company indirectly owns 76.3% of the partnership units in the Operating Partnership, a subsidiary of MGM Growth Properties LLC (“MGP”). MGP owns the remaining 23.7% ownership interest in the Operating Partnership units and also owns 100% of the general partner. MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through the Operating Partnership. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. Pursuant to a master lease agreement between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Company leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Borgata, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage from subsidiaries of the Operating Partnership. See Note 11 for additional information related to MGP and certain of the Company’s related intercompany agreements with MGP or the Operating Partnership.

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

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. The Company’s plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500 space parking garage, with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land related costs.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s 23.7% ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of June 30, 2017 and December 31, 2016, on a consolidated basis, MGP had total assets of $9.4 billion and $9.5 billion, respectively, primarily related to its real estate investments, and total liabilities of $3.9 billion, as of both June 30, 2017 and December 31, 2016, primarily related to its indebtedness.

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

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of June 30, 2017 and December 31, 2016, the Company had accrued $47 million and $36 million, respectively, for property and equipment within accounts payable and $33 million and $32 million, respectively, related to construction retention in other long-term liabilities.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 23.5% and 21.6% for the three and six months ended June 30, 2017, respectively.

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

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. MGM China was not subject to the complementary tax on distributions covered by the annual fee arrangement. Annual payments of $2 million were required under the annual fee arrangement. MGM Grand Paradise has requested an extension of this agreement to cover distributions of profits earned through December 31, 2021. However, no assurance can be given that an extension will be granted or that the terms, if granted, will not be less favorable than the prior agreement. Since 2017 earnings are not currently covered by an annual fee arrangement, the Company is providing deferred taxes on such earnings in estimating its annual effective tax rate for 2017. If an extension is granted in 2017, the Company will adjust its annual effective tax rate accordingly.

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

The Company is currently assessing the impact that the adoption of the above ASUs related to revenue recognition will have on its consolidated financial statements and footnote disclosures. However, the Company has identified a few significant impacts. Under the new guidance, the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues. The Company expects the majority of such amounts will offset casino revenues. In addition, accounting for Express Comps granted under the Company’s M life Rewards program will also change. Under the new guidance, Express Comps earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (i.e., hotel, food and beverage, or entertainment). In addition, given that M life Rewards is an aspirational loyalty program with multiple customer tiers, which provide certain benefits to tier members, the Company is assessing if such benefits are deemed to be separate performance obligations under the new guidance.

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

In January 2017, the Company adopted ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are Under Common Control,” (“ASU 2016-17”). The amendments affect the evaluation of whether to consolidate a VIE in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether an entity is the primary beneficiary of a VIE for an entity that is a single decision-maker of a variable interest by changing how an entity treats indirect interests in the VIE held through related parties that are under common control with the reporting entity. The guidance in ASU 2016-17 must be applied retrospectively to all relevant periods. The adoption of ASU 2016-17 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

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

As part of the purchase and sale agreement to acquire Borgata, the Company agreed to pay Boyd Gaming half of any net amount received or utilized by the Company as it relates to the Atlantic City property tax refund owed to Borgata at the time of the transaction. Pursuant to tax court judgments, The City of Atlantic City, New Jersey (“Atlantic City”) owed Borgata property tax refunds of approximately $106 million, plus interest, related to the over-assessment of property values for the 2009-2012 tax years. As a result of funding shortfalls, the City of Atlantic City did not pay the refunds due to Borgata. See Note 7 for information regarding the property tax reimbursement agreement Borgata entered into in February 2017 with the Department of Community Affairs of the State of New Jersey and Atlantic City, and the subsequent receipt of the settlement amount in June 2017.

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

Six Months Ended
June 30,
2016
(In thousands, except per share data)
(unaudited)
Net revenues	$4,872,064
Net income attributable to MGM Resorts International	575,171
Basic net income per share	$1.02
Diluted net income per share	$1.01

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2017	2016

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$766,558	$1,007,358
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	123,784	123,585
Las Vegas Arena Company, LLC (42.5%)	76,503	80,339
Other	14,040	9,161
	$980,885	$1,220,443

The Company recorded its share of net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Income from unconsolidated affiliates	$40,583	$448,309	$80,286	$463,011
Preopening and start-up expenses	—	(806)	—	(3,088)
Non-operating items from unconsolidated affiliates	(10,556)	(15,885)	(17,477)	(34,097)
	$30,027	$431,618	$62,809	$425,826

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	June 30,	December 31,
	2017	2016

	(In thousands)
Current assets	$255,925	$394,283
Property and other long-term assets, net	6,634,500	6,704,485
Current liabilities	284,875	295,822
Long-term debt, net and other long-term obligations	1,569,238	1,248,916
Equity	5,036,312	5,554,030

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues	$314,164	$288,986	$639,756	$590,527
Operating expenses	(256,930)	(289,405)	(525,943)	(618,089)
Operating income (loss)	57,234	(419)	113,813	(27,562)
Non-operating expenses	(19,389)	(14,131)	(31,531)	(35,157)
Net income (loss) from continuing operations	37,845	(14,550)	82,282	(62,719)
Discontinued operations	—	411,592	—	400,035
Net income	$37,845	$397,042	$82,282	$337,316

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

CityCenter credit facility. In April 2017, CityCenter completed a refinancing of its senior credit facility. The new senior credit facility consists of a $1.6 billion term loan B facility maturing in April 2024 and a $125 million revolving credit facility maturing in April 2022. The term loan B was issued at 99.5% and bears interest at LIBOR plus 2.50% with a LIBOR floor of 0.75%. The revolving facility bears interest at LIBOR plus 2.00%.

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

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016

	(In thousands)
Senior credit facility	$243,750	$250,000
MGM Growth Properties senior credit facility	2,108,125	2,133,250
MGM China credit facility	2,150,573	1,933,313
MGM National Harbor credit facility	455,000	450,000
$475 million 11.375% senior notes, due 2018	475,000	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	1,050,000
$500 million 4.5% MGM Growth Properties senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	2,265	2,265
	13,335,265	13,144,380
Less: Premiums, discounts, and unamortized debt issuance costs, net	(137,407)	(156,785)
	13,197,858	12,987,595
Less: Current portion, net	(472,590)	(8,375)
	$12,725,268	$12,979,220

Debt due within one year of the June 30, 2017 and December 31, 2016 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $475 million of 11.375% senior notes due 2018 was classified as current at June 30, 2017 because the outstanding amount was redeemed for cash on July 24, 2017 and $8 million of MGP’s quarterly amortization payments under its senior credit facility were classified as current at December 31, 2016 because MGP used cash to make such amortization payments in January 2017.

Senior credit facility. At June 30, 2017, the Company’s senior credit facility consisted of a $244 million term loan A facility and a $1.25 billion revolving facility. The revolving facility and the term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. The Company permanently repaid $3 million and $6 million of the term loan A facility in the three and six months ended June 30, 2017, respectively, in accordance with the scheduled amortization. At June 30, 2017, the interest rate on the term loan A facility was 3.48%. No amounts were drawn on the revolving credit facility at June 30, 2017.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit facility covenants at June 30, 2017.

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

MGM Growth Properties senior credit facility. At June 30, 2017, the Operating Partnership’s senior credit facility consisted of a $281 million senior secured term loan A facility, a $1.83 billion senior secured term loan B facility, and a $600 million senior secured revolving credit facility. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. Prior to February 2017, the term loan B facility bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.75%. In February 2017, the Operating Partnership received a reduction of its term loan B interest rate to LIBOR plus 2.50%, with a LIBOR floor of 0.75% upon achieving a minimum corporate family rating of Ba3/BB-. On May 1, 2017, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.25% with a LIBOR floor of 0%. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Operating Partnership permanently repaid $4 million and $11 million of the term loan A facility in the three and six months ended June 30, 2017, respectively, in accordance with the scheduled amortization. The Company permanently repaid $5 million and $14 million of the term loan B facility in the three and six months ended June 30, 2017, respectively, in accordance with the scheduled amortization. At June 30, 2017, the interest rate on the term loan A facility was 3.98% and the interest rate on the term loan B facility was 3.48%. No amounts have been drawn on the revolving credit facility.

The Operating Partnership credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at June 30, 2017.

MGM China credit facility. At June 30, 2017, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at June 30, 2017 was comprised of $1.55 billion of term loans and $602 million drawn on the revolving credit facility. At June 30, 2017, the weighted average interest rate on the term loans was 2.72% and the interest rate on the revolving credit facility was 2.62%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018 and 4.50 to 1.00 at September 30, 2018 and thereafter. MGM China was in compliance with its credit facility covenants at June 30, 2017.

MGM National Harbor credit facility. At June 30, 2017, the MGM National Harbor, LLC credit facility consisted of a $425 million term loan facility and a $100 million revolving credit facility. The term loan and revolving facilities bear interest at LIBOR plus an applicable rate determined by MGM National Harbor, LLC’s total leverage ratio (2.25% as of June 30, 2017). The term loan and revolving facilities are scheduled to mature in January 2021 and the term loan facilities are subject to scheduled amortization payments on the last day of each calendar quarter beginning December 31, 2017, initially in an amount equal to 1.25% of the aggregate principal balance and increasing to 1.875% and 2.50% of the aggregate principal balance on December 31, 2019 and December 31, 2020, respectively. The outstanding balance at June 30, 2017 consisted of $425 million of term loans and $30 million drawn on the revolving credit facility. At June 30, 2017, the interest rate on the term loan A was 3.48% and the interest rate on the revolving credit facility was 3.44%.

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

The credit agreement contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor, LLC and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. MGM National Harbor, LLC was in compliance with its credit agreement covenants at June 30, 2017.

Senior notes. On July 24, 2017, the Company redeemed for cash all $475 million principal amount of its outstanding 11.375% senior notes due 2018. The Company will incur a loss on early retirement of such notes of approximately $30 million.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $14.1 billion and $13.9 billion at June 30, 2017 and December 31, 2016, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact its future earnings and forecasted cash flows. The Operating Partnership does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps that are designated as cash flow hedges to mitigate the interest rate risk inherent in its senior secured term loan B facility.  In May 2017, the Operating Partnership amended its outstanding interest rate swap agreements. Under the new agreements the Operating Partnership now pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor.  The principal terms at June 30, 2017 are as follows:

Effective Date	Maturity Date	Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)
(In thousands)
May 3, 2017	November 30, 2021	$500,000	1.764%	$442
May 3, 2017	November 30, 2021	700,000	1.901%	(3,396)
		$1,200,000		$(2,954)

As of December 31, 2016, the Operating Partnership had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825% and a net unrealized gain of $2 million.

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within “Other long-term assets, net.”  Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within “Other long-term obligations.” For the three and six months ended June 30, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net loss of $3 million and $4 million, respectively. There was no material ineffective portion of the change in fair value of the derivatives. During the three and six months ended June 30, 2017, the Operating Partnership recorded interest expense of $3 million and $5 million, respectively, related to the swap agreements.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Borgata property tax reimbursement agreement. On February 15, 2017, Borgata, the Department of Community Affairs of the State of New Jersey and Atlantic City entered into an agreement wherein Borgata was to be reimbursed $72 million as settlement for property tax refunds in satisfaction of New Jersey Tax Court and Superior Court judgments totaling approximately $106 million, plus interest for the 2009-2012 tax years and the settlement of pending tax appeals for the tax years 2013-2015. Those pending tax appeals could potentially have resulted in Borgata being awarded additional refunds due of approximately $65 million. In June 2017, Atlantic City and the State of New Jersey issued bonds and used the proceeds to pay the $72 million settlement in full. The Company recorded the amounts received pursuant to the reimbursement agreement as an offset to general and administrative expenses in the consolidated statements of operations. As required by the purchase and sale agreement to acquire Borgata in August 2016, the Company paid Boyd Gaming half of the settlement amount received by the Company, net of fees and expenses. Amounts paid to Boyd Gaming were recorded in general and administrative expenses in the consolidated statements of operations.

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and now purchases energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company paid an upfront impact payment of $83 million, including $14 million related to CityCenter, in September 2016. Under the terms of the exit agreement, the Company and CityCenter were required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extended through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. As of December 31, 2016, the Company recorded an estimate of such liability on a discounted basis of $8 million in “Other accrued liabilities” and $63 million in “Other long-term obligations.” The expense recognized related to the upfront payment and the initial accrual for the liability associated with the non-bypassable charges was recognized within “NV Energy exit expense” in the Company’s consolidated statements of operations. Subsequent accretion of the liability and changes in estimates are recognized within general and administrative expenses in the consolidated statement of operations. In the second quarter of 2017, the terms of the ongoing impact fee obligations were modified.

Such modifications included a credit to be applied against future non-bypassable rate charges and substantially shortened the period over which the Company and CityCenter are responsible for such charges, with an end date in 2022. As such, the Company recognized a reduction in its liability for future charges of $41 million with a corresponding credit to NV Energy exit expense. Additionally, CityCenter recorded an $8 million reduction in liability and credit to expense. As of June 30, 2017, the Company has recorded an estimate of its liability on a discounted basis of $9 million in “Other accrued liabilities” and $27 million in “Other long-term obligations.”

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of June 30, 2017, the term loan B was $50 million.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At June 30, 2017, $15 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No letters of credit were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at June 30, 2017. The amounts of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8 — INCOME PER SHARE OF COMMON STOCK

The table below reconciles basic and diluted income per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests and the potentially dilutive effect on the Company’s equity interests in MGP and MGM China due to shares outstanding under their respective stock compensation plans. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$210,611	$474,353	$417,458	$541,152
Adjustment related to redeemable noncontrolling interests	(28)	—	(55)	—
Net income available to common stockholders - basic	210,583	474,353	417,403	541,152
Potentially dilutive effect due to MGP Omnibus Plan	(22)	(6)	(59)	(6)
Potentially dilutive effect due to MGM China Share Option Plan	(40)	—	(70)	—
Net income attributable to common stockholders - diluted	$210,521	$474,347	$417,274	$541,146
Denominator:
Weighted-average common shares outstanding - basic	574,931	565,459	574,668	565,257
Potential dilution from share-based awards	7,125	5,303	6,444	4,851
Weighted-average common and common equivalent shares - diluted	582,056	570,762	581,112	570,108
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,078	3,124	2,641	4,790

NOTE 9 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. On July 26, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.11 per share, totaling $63 million, which is expected to be paid on September 15, 2017 to holders of record on September 11, 2017. In June and March 2017, the Company paid quarterly dividends of $0.11 per share, each totaling $63 million.

MGM China dividends. MGM China paid a final dividend for 2016 of $78 million in June 2017. The Company received its 56% share of the dividend, or $44 million, of which $4 million was paid to Grand Paradise Macau under the deferred cash payment arrangement.

MGM China paid a $46 million dividend in May 2016, of which $23 million remained within the consolidated entity and $23 million was distributed to noncontrolling interests.

On August 3, 2017, MGM China’s Board of Directors announced an interim dividend of $56 million, which will be paid to shareholders of record as of August 22, 2017 and distributed on or about September 8, 2017. The Company will receive $32 million representing its 56% share of the dividend, of which $3 million will be paid to Grand Paradise Macau under the deferred cash payment arrangement.

MGP dividends. On June 15, 2017, MGP’s Board of Directors approved a quarterly dividend of $0.3950 per Class A share totaling $23 million, which was paid on July 14, 2017 to holders of record on June 30, 2017. The Company concurrently received a $73 million distribution attributable to its ownership of Operating Partnership units. In April 2017 and January 2017, MGP paid quarterly dividends of $0.3875 per Class A share, each totaling $22 million, and the Company concurrently received distributions attributable to its ownership of Operating Partnership units each totaling $72 million.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2017:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2017	$6,220,180	$3,749,132	$9,969,312
Net income	417,458	73,488	490,946
Currency translation adjustment	(21,370)	(16,939)	(38,309)
Other comprehensive loss - cash flow hedges	(2,831)	(1,126)	(3,957)
Stock-based compensation	28,733	2,246	30,979
Issuance of common stock pursuant to stock-based compensation awards	(11,699)	—	(11,699)
Issuance of performance share units	9,648	95	9,743
Distributions to noncontrolling interest owners	—	(67,147)	(67,147)
Dividend paid to common shareholders	(126,429)	—	(126,429)
Dividend payable to noncontrolling interest owners	—	(22,777)	(22,777)
Other	(2,282)	2,617	335
Balances, June 30, 2017	$6,511,408	$3,719,589	$10,230,997

Net income attributable to noncontrolling interests in the above table excludes $4 million related to redeemable noncontrolling interests in the six months ended June 30, 2017.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total

	(In thousands)
Balance, January 1, 2017	$12,545	$1,434	$1,074	$15,053
Other comprehensive loss before reclassifications	(38,309)	(9,230)	—	(47,539)
Amounts reclassified from accumulated other comprehensive income	—	5,273	—	5,273
Other comprehensive loss, net of tax	(38,309)	(3,957)	—	(42,266)
Other comprehensive income attributable to noncontrolling interest	16,939	1,126	—	18,065
Balance, June 30, 2017	$(8,825)	$(1,397)	$1,074	$(9,148)

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Company’s omnibus incentive plan and MGP’s omnibus incentive plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Plan, which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, NV Energy exit expense, preopening and start-up expenses, goodwill impairment charges and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net revenue
Domestic resorts	$2,070,913	$1,694,491	$4,157,328	$3,313,714
MGM China	448,743	451,951	951,117	920,980
Reportable segment net revenues	2,519,656	2,146,442	5,108,445	4,234,694
Corporate and other	122,081	123,060	241,471	244,494
	$2,641,737	$2,269,502	$5,349,916	$4,479,188
Adjusted Property EBITDA
Domestic resorts	$657,662	$515,083	$1,305,437	$1,000,014
MGM China	116,320	119,196	259,302	233,319
Reportable segment Adjusted Property EBITDA	773,982	634,279	1,564,739	1,233,333

Other operating income (expense)
Corporate and other	(34,475)	367,353	(61,520)	311,183
NV Energy exit expense	40,629	—	40,629	—
Preopening and start-up expenses	(21,093)	(24,824)	(36,159)	(46,784)
Property transactions, net	(13,243)	(854)	(14,939)	(5,985)
Depreciation and amortization	(244,754)	(206,899)	(494,523)	(406,738)
Operating income	501,046	769,055	998,227	1,085,009
Non-operating income (expense)
Interest expense, net of amounts capitalized	(174,058)	(180,352)	(348,117)	(365,021)
Non-operating items from unconsolidated affiliates	(10,556)	(15,885)	(17,477)	(34,097)
Other, net	(751)	(49,840)	(1,568)	(50,405)
	(185,365)	(246,077)	(367,162)	(449,523)
Income before income taxes	315,681	522,978	631,065	635,486
Provision for income taxes	(74,061)	(8,480)	(136,436)	(29,790)
Net income	241,620	514,498	494,629	605,696
Less: Net income attributable to noncontrolling interests	(31,009)	(40,145)	(77,171)	(64,544)
Net income attributable to MGM Resorts International	$210,611	$474,353	$417,458	$541,152

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements, is party to a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM Macau’s consolidated net revenue, subject to an annual cap of $75 million in 2017 with a 20% increase per annum during the term of the agreement. During the three and six months ended June 30, 2017, MGM China incurred total license fees of $8 million and $17 million, respectively. During the three and six months ended June 30, 2016, MGM China incurred total license fees of $8 million and $16 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development where by the latter will provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including all construction costs, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land, gaming concessions, financing charges and license fees. The development fee for each project is subject to an annual cap of $32 million for each of the years 2017, 2018, and 2019, and the aggregate total development fee cap over the duration of the MGM Cotai project is $70 million. Cumulative payments for the MGM Cotai project have totaled $56 million. During the three and six months ended June 30, 2017, MGM China paid $13 million of fees to MGM Branding and Development related to development services for MGM Cotai. During the three and six months ended June 30, 2016, MGM China paid $12 million of fees to MGM Branding and Development related to development services for MGM Cotai. Such amounts have been eliminated in consolidation.

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

The annual rent payments due under the master lease for the first lease year ending March 31, 2017 were $550 million prior to MGP’s acquisition of Borgata’s real property on August 1, 2016. Subsequent to the acquisition, annual rent payments under the master lease increased to $650 million, prorated for the remainder of the first lease year after the Borgata transaction. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the second lease year commencing April 1, 2017, annual rent payments due under the master lease are $662 million, which includes base rent of approximately $597 million and percentage rent of approximately $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). During the three and six months ended June 30, 2017, the Company made rent payments to MGP in the amount of $165 million and $328 million, respectively.

Pursuant to the master lease, upon an event of default the Landlord may, at its option (i) terminate the master lease, repossess any leased property, relet any leased property to a third party and require that the Tenant pay damages; (ii) require that the Tenant pay to the Landlord rent and other sums payable with interest calculated at the overdue rate provided for in the master lease or terminate the Tenant’s right to possession of the leased property and seek damages; and/or (iii) seek any and all other rights and remedies available under law or in equity. An event of default will be deemed to occur upon certain events, including: (1) the failure by the Tenant to pay rent or other additional charges when due; (2) failure by the Tenant to comply with the covenants set forth in the master lease; (3) certain events of bankruptcy or insolvency with respect to a Tenant or the guarantor; (4) the occurrence of a default under the guaranty of the master lease; (5) the loss or suspension of a material license that causes cessation of gaming activity that would reasonably be expected to have a material adverse effect on the Tenant, the facilities or the leased properties taken as a whole; and (6) the failure of the Company, on a consolidated basis with Tenant, to maintain an EBITDAR to rent ratio (as described in the master lease) of at least 1.10:1.00 for two consecutive test periods. The Company was in compliance with all applicable covenants as of June 30, 2017.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2017, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed consolidating financial information for the subsidiary guarantors and non-guarantors as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own 76.3% of the Operating Partnership units as of June 30, 2017, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$507,444	$898,642	$381,556	$701,990	$(4,501)	$2,485,131
Property and equipment, net	—	13,454,612	8,957,622	5,451,359	(8,966,681)	18,896,912
Investments in subsidiaries	20,434,429	3,311,187	—	—	(23,745,616)	—
Investments in MGP Operating Partnership	—	3,494,306	—	625,876	(4,120,182)	—
Investments in and advances to unconsolidated affiliates	—	949,906	—	5,979	25,000	980,885
Intercompany accounts	—	5,681,914	—	—	(5,681,914)	—
Other non-current assets	50,184	919,706	53,645	5,202,011	(45,543)	6,180,003
	$20,992,057	$28,710,273	$9,392,823	$11,987,215	$(42,539,437)	$28,542,931
Current liabilities	$627,916	$1,189,813	$119,008	$915,913	$(173,082)	$2,679,568
Intercompany accounts	5,063,987	—	233	617,694	(5,681,914)	—
Deferred income taxes, net	2,208,622	—	25,368	351,505	(25,368)	2,560,127
Long-term debt, net	6,548,236	2,835	3,601,214	2,572,983	—	12,725,268
Other long-term obligations	31,888	7,299,191	139,656	1,048,723	(8,229,828)	289,630
Total liabilities	14,480,649	8,491,839	3,885,479	5,506,818	(14,110,192)	18,254,593
Redeemable noncontrolling interest	—	—	—	57,341	—	57,341
MGM Resorts International stockholders' equity	6,511,408	20,218,434	4,194,568	4,016,243	(28,429,245)	6,511,408
Noncontrolling interests	—	—	1,312,776	2,406,813	—	3,719,589
Total stockholders' equity	6,511,408	20,218,434	5,507,344	6,423,056	(28,429,245)	10,230,997
	$20,992,057	$28,710,273	$9,392,823	$11,987,215	$(42,539,437)	$28,542,931

	At December 31, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)

Current assets	$103,934	$981,705	$368,622	$783,920	$(8,594)	$2,229,587
Property and equipment, net	—	13,599,127	9,079,678	4,837,868	(9,091,650)	18,425,023
Investments in subsidiaries	18,907,988	3,338,752	—	—	(22,246,740)	—
Investments in the MGP Operating Partnership	—	3,553,840	—	636,268	(4,190,108)	—
Investments in and advances to unconsolidated affiliates	—	1,189,590	—	5,853	25,000	1,220,443
Intercompany accounts	—	4,796,713	—	—	(4,796,713)	—
Other non-current assets	50,741	934,836	58,440	5,302,132	(47,901)	6,298,248
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301
Current liabilities	$184,281	$1,301,423	$139,099	$837,844	$(169,226)	$2,293,421
Intercompany accounts	3,406,699	—	166	1,389,848	(4,796,713)	—
Deferred income taxes, net	2,202,809	—	25,368	348,419	(25,368)	2,551,228
Long-term debt, net	7,019,745	2,835	3,613,567	2,343,073	—	12,979,220
Other long-term obligations	28,949	7,360,887	120,279	1,051,754	(8,235,888)	325,981
Total liabilities	12,842,483	8,665,145	3,898,479	5,970,938	(13,227,195)	18,149,850
Redeemable noncontrolling interest	—	—	—	54,139	—	54,139
MGM Resorts International stockholders' equity	6,220,180	19,729,418	4,274,444	3,125,649	(27,129,511)	6,220,180
Noncontrolling interests	—	—	1,333,817	2,415,315	—	3,749,132
Total stockholders' equity	6,220,180	19,729,418	5,608,261	5,540,964	(27,129,511)	9,969,312
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,873,063	$184,456	$769,609	$(185,391)	$2,641,737
Equity in subsidiaries' earnings	426,128	36,490	—	—	(462,618)	—
Expenses
Casino and hotel operations	2,616	1,027,426	—	479,835	(935)	1,508,942
General and administrative	2,131	265,892	20,642	86,440	(20,642)	354,463
Corporate expense	31,488	45,307	2,833	(48)	(172)	79,408
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	2,131	—	18,962	—	21,093
Property transactions, net	—	13,060	10,587	3,097	(13,501)	13,243
Depreciation and amortization	—	160,402	60,227	84,352	(60,227)	244,754
	36,235	1,473,589	94,289	672,638	(95,477)	2,181,274
Income (loss) from unconsolidated affiliates	—	40,596	—	(13)	—	40,583
Operating income (loss)	389,893	476,560	90,167	96,958	(552,532)	501,046
Interest expense, net of amounts capitalized	(122,942)	(176)	(44,818)	(6,122)	—	(174,058)
Other, net	13,390	(119,693)	(297)	(27,858)	123,151	(11,307)
Income (loss) before income taxes	280,341	356,691	45,052	62,978	(429,381)	315,681
Provision for income taxes	(69,730)	—	(1,177)	(3,154)	—	(74,061)
Net income (loss)	210,611	356,691	43,875	59,824	(429,381)	241,620
Less: Net income attributable to noncontrolling interests	—	—	(10,680)	(20,329)	—	(31,009)
Net income (loss) attributable to MGM Resorts International	$210,611	$356,691	$33,195	$39,495	$(429,381)	$210,611
Net income (loss)	$210,611	$356,691	$43,875	$59,824	$(429,381)	$241,620
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,018)	(14,018)	—	(25,376)	28,036	(25,376)
Unrealized gain (loss) on cash flow hedges	(2,347)	—	(4,112)	—	3,136	(3,323)
Other comprehensive income (loss)	(16,365)	(14,018)	(4,112)	(25,376)	31,172	(28,699)
Comprehensive income (loss)	194,246	342,673	39,763	34,448	(398,209)	212,921
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9,705)	(8,970)	—	(18,675)
Comprehensive income (loss) attributable to MGM Resorts International	$194,246	$342,673	$30,058	$25,478	$(398,209)	$194,246

	Six Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$3,762,342	$368,355	$1,589,424	$(370,205)	$5,349,916
Equity in subsidiaries' earnings	828,868	89,432	—	—	(918,300)	—
Expenses
Casino and hotel operations	5,125	2,042,945	—	984,883	(1,849)	3,031,104
General and administrative	4,113	564,140	41,129	175,045	(41,129)	743,298
Corporate expense	54,881	92,599	5,684	(240)	(343)	152,581
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	2,775	—	33,384	—	36,159
Property transactions, net	—	14,607	17,442	3,246	(20,356)	14,939
Depreciation and amortization	—	323,101	121,911	171,422	(121,911)	494,523
	64,119	2,999,538	186,166	1,367,740	(185,588)	4,431,975
Income (loss) from unconsolidated affiliates	—	80,380	—	(94)	—	80,286
Operating income (loss)	764,749	932,616	182,189	221,590	(1,102,917)	998,227
Interest expense, net of amounts capitalized	(246,298)	(634)	(89,454)	(11,731)	—	(348,117)
Other, net	27,476	(228,187)	247	(57,455)	238,874	(19,045)
Income (loss) before income taxes	545,927	703,795	92,982	152,404	(864,043)	631,065
Provision for income taxes	(128,469)	—	(2,415)	(5,552)	—	(136,436)
Net income (loss)	417,458	703,795	90,567	146,852	(864,043)	494,629
Less: Net income attributable to noncontrolling interests	—	—	(22,028)	(55,143)	—	(77,171)
Net income (loss) attributable to MGM Resorts International	$417,458	$703,795	$68,539	$91,709	$(864,043)	$417,458
Net income (loss)	$417,458	$703,795	$90,567	$146,852	$(864,043)	$494,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(21,370)	(21,370)	—	(38,309)	42,740	(38,309)
Unrealized gain (loss) on cash flow hedges	(2,831)	—	(4,746)	—	3,620	(3,957)
Other comprehensive income (loss)	(24,201)	(21,370)	(4,746)	(38,309)	46,360	(42,266)
Comprehensive income (loss)	393,257	682,425	85,821	108,543	(817,683)	452,363
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,903)	(38,203)	—	(59,106)
Comprehensive income (loss) attributable to MGM Resorts International	$393,257	$682,425	$64,918	$70,340	$(817,683)	$393,257

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(384,587)	$655,617	$230,718	$437,378	$—	$939,126
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(144,433)	—	(728,177)	—	(872,610)
Dispositions of property and equipment	—	174	—	119	—	293
Investments in and advances to unconsolidated affiliates	—	(4,773)	—	—	—	(4,773)
Intercompany accounts	—	(885,200)	—	—	885,200	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	300,000	—	—	—	300,000
Other	—	(6,560)	—	(9,128)	—	(15,688)
Net cash provided by (used in) investing activities	—	(740,792)	—	(737,186)	885,200	(592,778)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(6,250)	—	(25,125)	236,227	—	204,852
Dividends paid	(126,429)	—	—	—	—	(126,429)
Debt issuance costs	—	—	(1,024)	(4,379)	—	(5,403)
MGP Operating Partnership distributions paid to consolidated subsidiaries	—	—	(143,655)	—	143,655	—
Distributions to noncontrolling interest owners	—	—	(44,564)	(45,308)	—	(89,872)
Intercompany accounts	924,157	58,588	—	46,110	(1,028,855)	—
Other	(11,702)	—	—	(4,391)	—	(16,093)
Net cash provided by (used in) financing activities	779,776	58,588	(214,368)	228,259	(885,200)	(32,945)
Effect of exchange rate on cash	—	—	—	(2,922)	—	(2,922)
Cash and cash equivalents
Net increase (decrease) for the period	395,189	(26,587)	16,350	(74,471)	—	310,481
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$495,184	$281,126	$376,842	$603,910	$—	$1,757,062

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,676,913	$110,903	$593,454	$(111,768)	$2,269,502
Equity in subsidiaries' earnings	693,687	35,663	—	—	(729,350)	—
Expenses
Casino and hotel operations	1,941	940,373	—	371,520	(865)	1,312,969
General and administrative	1,588	258,392	13,864	47,563	—	321,407
Corporate expense	41,424	45,947	4,388	(306)	(9,650)	81,803
Preopening and start-up expenses	—	2,781	—	22,043	—	24,824
Property transactions, net	—	(427)	335	1,281	(335)	854
Depreciation and amortization	—	132,627	53,123	62,075	(40,926)	206,899
	44,953	1,379,693	71,710	504,176	(51,776)	1,948,756
Income (loss) from unconsolidated affiliates	—	448,399	—	(90)	—	448,309
Operating income (loss)	648,734	781,282	39,193	89,188	(789,342)	769,055
Interest expense, net of amounts capitalized	(147,728)	(163)	(29,475)	(2,986)	—	(180,352)
Other, net	(34,592)	(88,932)	(72)	(24,668)	82,539	(65,725)
Income (loss) before income taxes	466,414	692,187	9,646	61,534	(706,803)	522,978
Benefit (provision) for income taxes	7,939	(17,196)	—	777	—	(8,480)
Net income (loss)	474,353	674,991	9,646	62,311	(706,803)	514,498
Less: Net income attributable to noncontrolling interests	—	—	(6,953)	(33,192)	—	(40,145)
Net income (loss) attributable to MGM Resorts International	$474,353	$674,991	$2,693	$29,119	$(706,803)	$474,353
Net income (loss)	$474,353	$674,991	$9,646	$62,311	$(706,803)	$514,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(813)	(813)	—	(1,370)	1,626	(1,370)
Other comprehensive income (loss)	(813)	(813)	—	(1,370)	1,626	(1,370)
Comprehensive income (loss)	473,540	674,178	9,646	60,941	(705,177)	513,128
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6,953)	(32,635)	—	(39,588)
Comprehensive income (loss) attributable to MGM Resorts International	$473,540	$674,178	$2,693	$28,306	$(705,177)	$473,540

	Six Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$3,277,438	$110,903	$1,203,463	$(112,616)	$4,479,188
Equity in subsidiaries' earnings	979,880	76,974	—	—	(1,056,854)	—
Expenses
Casino and hotel operations	4,063	1,844,433	—	767,899	(1,713)	2,614,682
General and administrative	3,201	496,536	29,484	100,729	—	629,950
Corporate expense	75,980	82,490	4,388	(157)	(9,650)	153,051
Preopening and start-up expenses	—	6,227	—	40,557	—	46,784
Property transactions, net	—	3,840	1,209	1,271	(335)	5,985
Depreciation and amortization	—	215,216	104,600	127,848	(40,926)	406,738
	83,244	2,648,742	139,681	1,038,147	(52,624)	3,857,190
Income (loss) from unconsolidated affiliates	—	463,189	—	(178)	—	463,011
Operating income (loss)	896,636	1,168,859	(28,778)	165,138	(1,116,846)	1,085,009
Interest expense, net of amounts capitalized	(323,422)	(358)	(29,475)	(11,766)	—	(365,021)
Other, net	(20,718)	(108,468)	(72)	(37,783)	82,539	(84,502)
Income (loss) before income taxes	552,496	1,060,033	(58,325)	115,589	(1,034,307)	635,486
Benefit (provision) for income taxes	(11,344)	(20,915)	—	2,469	—	(29,790)
Net income (loss)	541,152	1,039,118	(58,325)	118,058	(1,034,307)	605,696
Less: Net income attributable to noncontrolling interests	—	—	(6,953)	(57,591)	—	(64,544)
Net income (loss) attributable to MGM Resorts International	$541,152	$1,039,118	$(65,278)	$60,467	$(1,034,307)	$541,152
Net income (loss)	$541,152	$1,039,118	$(58,325)	$118,058	$(1,034,307)	$605,696
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,213)	(3,213)	—	(6,135)	6,426	(6,135)
Other comprehensive income (loss)	(3,213)	(3,213)	—	(6,135)	6,426	(6,135)
Comprehensive income (loss)	537,939	1,035,905	(58,325)	111,923	(1,027,881)	599,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6,953)	(54,669)	—	(61,622)
Comprehensive income (loss) attributable to MGM Resorts International	$537,939	$1,035,905	$(65,278)	$57,254	$(1,027,881)	$537,939

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(390,377)	$738,453	$62,313	$203,257	$—	$613,646
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(23,912)	(138,987)	(807,672)	—	(970,571)
Dispositions of property and equipment	—	1,295	—	364	—	1,659
Investments in and advances to unconsolidated affiliates	—	(1,555)	—	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	543,437	—	—	—	543,437
Intercompany accounts	—	(1,026,829)	—	—	1,026,829	—
Other	—	(3,986)	—	(1,210)	—	(5,196)
Net cash provided by (used in) investing activities	—	(511,550)	(138,987)	(808,518)	1,026,829	(432,226)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(3,861,375)	3,550,000	(1,858,375)	453,064	—	(1,716,686)
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Issuance of long-term debt	—	—	1,050,000	—	—	1,050,000
Retirement of senior notes	(1,496,187)	(2,661)	—	—	—	(1,498,848)
Debt issuance costs	(20,974)	(1,530)	(68,207)	(32,550)	—	(123,261)
Issuance of MGM Growth Properties common stock in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties common stock issuance costs	—	—	(75,032)	—	—	(75,032)
Intercompany accounts	4,514,805	(3,819,728)	158,822	172,930	(1,026,829)	—
Distributions to noncontrolling interest owners	—	—	—	(32,798)	—	(32,798)
Other	(3,603)	(3)	—	—	—	(3,606)
Net cash provided by (used in) financing activities	978,041	(273,922)	414,708	560,646	(1,026,829)	652,644
Effect of exchange rate on cash	—	—	—	(1,121)	—	(1,121)
Cash and cash equivalents
Net increase (decrease) for the period	587,664	(47,019)	338,034	(45,736)	—	832,943
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$1,126,520	$257,149	$338,034	$781,552	$—	$2,503,255

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume decreased 1%, Las Vegas Strip REVPAR increased 5% and Las Vegas Strip gaming revenue increased 3% in the six months ended June 30, 2017 compared to the prior year period. Results of operations for our domestic resorts in the six months ended June 30, 2017 benefited from an increase in operating margins. Our rooms revenue benefited from robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

As a significant number of MGM Macau’s customers are from mainland China, we believe operating results at MGM Macau are affected by economic conditions in mainland China as well as by certain policy initiatives enacted in mainland China and Macau. We believe a slowdown in China’s economic growth rate as well as the implementation of policies related to gaming promoters, the Chinese government’s restrictions on travel to Macau and restrictions on cross-border currency transactions led to a multi-year decrease in gross gaming revenues for the Macau market which lasted through the first half of 2016 and primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite the impact of these events and concerns over the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. We believe recent trends reflect stabilization and growth within the Macau market as gross gaming revenue has increased year over year in each month beginning in August 2016 and continuing through June 2017. In the six months ended June 30, 2017, gross gaming revenue increased 17% compared to the same period in the prior year. Additionally, according to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals increased 5% and overnight visitors increased 13% in the six months ended June 30, 2017 compared to the same period in the prior year.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.3 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,400 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. MGM Cotai is expected to open in the fourth quarter of 2017.

We were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. MGM’s plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500 space parking garage; with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in late 2018.

See Note 1 and Note 11 in the accompanying consolidated financial statements for information regarding MGM Growth Properties LLC and its subsidiaries, which we consolidate in our financial statements, and from which we lease certain of our real estate assets pursuant to a master lease agreement. All intercompany transactions, including transactions under the master lease, have been eliminated in consolidation.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. See Note 10 in the accompanying consolidated financial statements for additional information regarding our segments.

Domestic Resorts

Over half of the net revenue from our domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our extensive convention and meeting facilities to maximize hotel occupancy and customer volumes which leads to better labor utilization. Our operating results are highly dependent on demand for our services, and the volume of customers at our resorts, which in turn affect the price we can charge for our hotel rooms and other amenities. In addition, our results of operations compared to prior periods can be impacted by holiday calendar shifts, significant one-time events and the strength of our convention calendar. Also, we generate a significant portion of our revenue from our domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues	$2,641,737	$2,269,502	$5,349,916	$4,479,188
Operating income	501,046	769,055	998,227	1,085,009
Net income	241,620	514,498	494,629	605,696
Net income attributable to MGM Resorts International	210,611	474,353	417,458	541,152

Summary Operating Results

Consolidated net revenue increased 16% for the three months ended June 30, 2017 compared to the prior year period, due primarily to the Borgata acquisition in August 2016 and the opening of MGM National Harbor in December 2016. For the six months ended June 30, 2017, consolidated net revenue increased 19%, compared to the prior year period due primarily to the Borgata acquisition, the opening of MGM National Harbor, an increase in non-casino revenue at our domestic resorts and an increase in casino revenue at MGM China. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $501 million for the three months ended June 30, 2017 compared to $769 million for the same period in the prior year. For the three months ended June 30, 2017, operating income at our domestic resorts increased 33%, or $130 million, compared to the prior year period and benefited from $80 million of operating income from Borgata, which included a benefit of $36 million related to Borgata’s share of a property tax settlement from Atlantic City, $18 million of operating income from MGM National Harbor, and a benefit of $41 million related to a modification of the NV Energy exit fee associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy. Operating income at MGM China was $43 million, compared to $51 million in the prior year period, primarily due to increased preopening expense. Income from unconsolidated affiliates was $41 million for the three months ended June 30, 2017 compared to $448 million in the prior year period. The prior year quarter benefited from a $406 million gain related to the sale of Crystals at CityCenter, partially offset by a charge for accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Preopening expense decreased 15%, or $4 million, compared to the prior year quarter as a result of the opening of MGM National Harbor in December 2016 and the opening of the T-Mobile Arena in April 2016. Preopening expense in the three months ended June 30, 2017 primarily related to our MGM Cotai and MGM Springfield projects. Property transactions, net increased $12 million compared to the prior year quarter and primarily related to cost associated with the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Hotel.

Consolidated operating income was $998 million for the six months ended June 30, 2017 compared to $1.1 billion for the same period in the prior year. Operating income at our domestic resorts increased 32%, or $242 million, in the six months ended June 30,

2017 compared to the prior year period and included $119 million of operating income from Borgata, which included the property tax settlement of $36 million, $29 million of operating income from MGM National Harbor, and the $41 million benefit related to the modification of the NV Energy exit fee. Operating income at MGM China increased 18% or $17 million, compared to the prior year period. Income from unconsolidated affiliates was $80 million for the six months ended June 30, 2017 compared to $463 million in the prior year period. The prior year period benefited from a $397 million gain related to the sale of Crystals, partially offset by a charge for accelerated depreciation associated with the Zarkana theatre closure. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Preopening expense decreased 23%, or $11 million, compared to the prior year quarter as a result of the opening of MGM National Harbor in December 2016 and the opening of the T-Mobile Arena in April 2016. Preopening expense in the six months ended June 30, 2017 primarily related to our MGM Cotai and MGM Springfield projects. Property transactions, net increased $9 million, compared to the prior year quarter and primarily related to cost associated with the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Hotel.

Operating Results – Segment Information

The following table presents detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues
Domestic resorts	$2,070,913	$1,694,491	$4,157,328	$3,313,714
MGM China	448,743	451,951	951,117	920,980
Reportable segment net revenues	2,519,656	2,146,442	5,108,445	4,234,694
Corporate and other	122,081	123,060	241,471	244,494
	$2,641,737	$2,269,502	$5,349,916	$4,479,188
Adjusted EBITDA
Domestic resorts	$657,662	$515,083	$1,305,437	$1,000,014
MGM China	116,320	119,196	259,302	233,319
Reportable segment Adjusted Property EBITDA	773,982	634,279	1,564,739	1,233,333
Corporate and other	(34,475)	367,353	(61,520)	311,183
	$739,507	$1,001,632	$1,503,219	$1,544,516

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Domestic resorts net revenues	$2,070,913	$1,694,491	$4,157,328	$3,313,714
Net revenues related to Borgata	(209,427)	—	(410,508)	—
Net revenues related to National Harbor	(177,788)	—	(350,947)	—
Domestic resorts same-store net revenues	$1,683,698	$1,694,491	$3,395,873	$3,313,714

The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Casino revenue, net
Table games	$317,908	$249,193	$688,735	$486,804
Slots	613,992	421,566	1,213,874	840,241
Other	32,072	13,031	72,191	32,050
Casino revenue, net	963,972	683,790	1,974,800	1,359,095
Non-casino revenue
Rooms	528,915	484,241	1,077,744	959,718
Food and beverage	454,659	397,626	887,298	758,171
Entertainment, retail and other	331,579	285,644	629,356	546,489
Non-casino revenue	1,315,153	1,167,511	2,594,398	2,264,378
	2,279,125	1,851,301	4,569,198	3,623,473
Less: Promotional allowances	(208,212)	(156,810)	(411,870)	(309,759)
	$2,070,913	$1,694,491	$4,157,328	$3,313,714

The following table presents detailed domestic resorts same-store net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Casino revenue, net
Table games	$199,576	$249,193	$454,835	$486,804
Slots	434,769	421,566	862,165	840,241
Other	15,102	13,031	37,004	32,050
Casino revenue, net	649,447	683,790	1,354,004	1,359,095
Non-casino revenue
Rooms	488,661	484,241	1,000,961	959,718
Food and beverage	395,844	397,626	773,623	758,171
Entertainment, retail and other	312,738	285,644	592,355	546,489
Non-casino revenue	1,197,243	1,167,511	2,366,939	2,264,378
	1,846,690	1,851,301	3,720,943	3,623,473
Less: Promotional allowances	(162,992)	(156,810)	(325,070)	(309,759)
	$1,683,698	$1,694,491	$3,395,873	$3,313,714

Casino revenue for the three months ended June 30, 2017 increased 41% compared to the same period in the prior year. Same-store casino revenue decreased 5% compared to the prior year quarter due primarily to a 20% decrease in same-store table games revenue. Same-store table games hold percentage decreased to 20.3% from 24.2% in the prior year quarter and same-store table games volume decreased 3% compared to the prior year quarter. On a same-store basis, slots revenue increased 3% compared to the prior year quarter.

Casino revenue for the six months ended June 30, 2017 increased 45% compared to the same period in the prior year. Same-store casino revenue was $1.4 billion in both the current and prior year periods. Same-store table games revenue decreased 7% compared to the prior year period due to a decrease in same-store table games hold percentage to 22.1% in the current year period from 23.3% in the prior year period and a 1% decrease in same-store table games volume. On a same-store basis, slots revenue increased 3% compared to the same period in the prior year.

The following table shows key gaming statistics for the Company’s Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Table Games Drop	$872	$905	$1,865	$1,877
Table Games Win %	20.9%	25.6%	23.2%	24.6%
Slot Handle	$3,053	$2,953	$6,056	$5,953
Slot Hold %	8.7%	8.8%	8.7%	8.6%

Domestic resorts rooms revenue increased 9% for the three months ended June 30, 2017 compared to the prior year quarter. On a same-store basis, rooms revenue increased 1% for the three months ended June 30, 2017 as a result of a 1% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

Domestic resorts rooms revenue increased 12% for the six months ended June 30, 2017 compared to the same period in the prior year. On a same-store basis, rooms revenue increased 4% for the six months ended June 30, 2017 as a result of a 5% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Occupancy	94%	95%	93%	93%
Average Daily Rate (ADR)	$161	$157	$168	$160
Revenue per Available Room (REVPAR)	$151	$149	$156	$148

Entertainment revenue for the three and six months ended June 30, 2017 increased 15%  and 13%, respectively, compared to the same periods in the prior year. Same-store entertainment revenue for the three and six months ended June 30, 2017 increased 9% and 8%, respectively, compared to the same periods in the prior year due to the opening of the Park Theater in December 2016, and an increase in Cirque du Soleil revenue.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$657,662	$515,083	$1,305,437	$1,000,014
Adjusted Property EBITDA related to Borgata	(101,419)	—	(160,342)	—
Adjusted Property EBITDA related to National Harbor	(36,980)	—	(69,120)	—
Domestic resorts Same-store Adjusted Property EBITDA	$519,263	$515,083	$1,075,975	$1,000,014

Adjusted Property EBITDA at our domestic resorts increased 28% during the three months ended June 30, 2017 compared to the prior year quarter, and was positively impacted by $101 million of Adjusted Property EBITDA from Borgata, which included a benefit of $36 million related to a property tax settlement, and $37 million of Adjusted Property EBITDA from MGM National Harbor. Same-store Adjusted Property EBITDA increased 1% during the three months ended June 30, 2017 compared to the prior year quarter and Same-store Adjusted Property EBITDA margin for the three months ended June 30, 2017, increased by 44 basis points compared to the prior year period to 30.8%.

Adjusted Property EBITDA at our domestic resorts increased 31% during the six months ended June 30, 2017 compared to the prior year quarter, and was positively impacted by $160 million of Adjusted Property EBITDA from Borgata, which included a benefit of $36 million related to a property tax settlement, $69 million of Adjusted Property EBITDA from MGM National Harbor, and increased rooms and entertainment revenue discussed above. Same-store Adjusted Property EBITDA increased 8% during the six months ended June 30, 2017 compared to the prior year period and Same-store Adjusted Property EBITDA margin for the six months ended June 30, 2017, increased by 151 basis points compared to the same prior year period to 31.7%.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Casino revenue, net
VIP table games	$164,054	$162,734	$334,061	$340,921
Main floor table games	235,640	241,570	515,551	481,311
Slots	40,551	39,309	84,333	80,433
Casino revenue, net	440,245	443,613	933,945	902,665
Non-casino revenue	27,311	29,055	54,391	58,618
	467,556	472,668	988,336	961,283
Less: Promotional allowances	(18,813)	(20,717)	(37,219)	(40,303)
	$448,743	$451,951	$951,117	$920,980

For the three months ended June 30, 2017, net revenue for MGM China decreased 1% compared to the same period in the prior year, as a result of a 2% decrease in main floor table games revenue. Main floor table games volume decreased 8%, partially offset by an increase in hold percentage to 19.3% in the current year quarter from 18.2% in the prior year quarter. VIP table games revenue increased 1% due to a 3% increase in turnover, partially offset by a decrease in hold percentage to 2.9% in the current year quarter from 3.1% in the prior year quarter.

MGM China’s Adjusted EBITDA for the three months ended June 30, 2017 and 2016 was $116 million and $119 million, respectively. Adjusted EBITDA margin was 25.9% in the current year quarter compared to 26.4% in the prior year quarter. Excluding license fees of $8 million in both the current and prior year quarters, Adjusted EBITDA decreased 2%.

For the six months ended June 30, 2017, net revenue for MGM China increased 3% compared to the same period in the prior year, primarily as a result of a 7% increase in main floor table games revenue. Main floor table games volume decreased 6% and hold percentage increased to 20.8% in the current year period from 18.1% in the prior year. VIP table games revenue decreased 2% due to a 7% decrease in turnover, partially offset by an increase in hold percentage to 3.2% in the current year period from 3.1% in the prior year.

MGM China’s Adjusted EBITDA for the six months ended June 30, 2017 and 2016 was $259 million and $233 million, respectively. Adjusted EBITDA margin increased 193 basis points to 27.3% in the current year period from 25.3% in the prior year. Excluding license fees of $17 million in the current year quarter and $16 million in the prior year quarter, Adjusted EBITDA increased 11%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three and six months ended June 30, 2017 decreased compared to the same period in the prior year due to our gain from the sale of Crystals at CityCenter recognized in the prior year. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
CityCenter	$37,646	$416,144	$74,965	$406,995
Borgata	—	27,376	—	46,926
Other	2,937	4,789	5,321	9,090
	$40,583	$448,309	$80,286	$463,011

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended June 30, 2017 was $38 million, compared to $416 million in the prior year period. Our share of CityCenter’s operating results in the prior year quarter included a $406 million gain related to the sale of Crystals, of which $205 million related to our 50% share of the gain recorded by CityCenter and $201 million related to the reversal of certain basis differences, partially offset by a $10 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. At Aria, casino revenues increased 25% for the three months ended June 30, 2017 compared to the prior year period, due to a 14% increase in table games volume and an increase in hold percentage to 26.8% in the current year quarter compared to 19.5% in the prior year quarter. Slots revenue decreased 4% compared to the same period in the prior year as a result of a decrease in slot hold percentage to 7.5% in the current year quarter compared to 8.0% in the prior year quarter. REVPAR increased by 3% at Aria, which led to a 2% increase in CityCenter’s rooms revenue in the current year quarter compared to the prior year quarter. CityCenter’s operating income in the prior year quarter was negatively affected by $20 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the six months ended June 30, 2017 was $75 million, compared to $407 million in the prior year period. Our share of CityCenter’s operating results in the prior year quarter included a $397 million gain related to the sale of Crystals, of which $196 million related to our 50% share of the gain recorded by CityCenter and $201 million related to the reversal of certain basis differences, partially offset by a $41 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre. At Aria, casino revenues increased 17% for the six months ended June 30, 2017 compared to the prior year period, due to a 4% increase in table games volumes and an increase in hold percentage to 26.2% in the six months ended June 30, 2017 compared to 21.8% for the same period in 2016. Slots revenue increased 2% compared to the same period in the prior year due to a 2% increase in slot volume. REVPAR increased by 6% and 4% at Aria and Vdara, respectively, which led to a 4% increase in CityCenter’s rooms revenue in the six months ended June 30, 2017 compared to the same period in 2016. CityCenter’s operating results for the six months ended June 30, 2016 were negatively affected by $82 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre.

Non-operating Results

Interest Expense

Gross interest expense for the three and six months ended June 30, 2017 decreased $9 million and $23 million, respectively, compared to the prior year period due to a decrease in the average debt outstanding related to our senior notes and a decrease in the weighted average interest rate of our senior notes. This was partially offset by an increase in the average debt outstanding under our senior credit facilities. Capitalized interest was $25 million and $50 million during the three and six months ended June 30, 2017, compared to $28 million and $55 million during the three and six months ended June 30, 2016, respectively. The decrease in capitalized interest in both the three and six month periods was due primarily to the substantial completion of MGM National Harbor in December 2016, partially offset by an increase related to the MGM Cotai and MGM Springfield projects during the first six months of 2017.

Non-operating Items from Unconsolidated Affiliates

Non-operating expense from unconsolidated affiliates decreased in the three and six months ended June 30, 2017 compared to the same period in the prior year due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method.

Other, net

Other expenses decreased in the three and six months ended June 30, 2017 compared to the same period in the prior year due primarily to a $49 million loss incurred on the early retirement of debt related to the $1.23 billion aggregate principal amount of our previously outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016.

Income Taxes

Our effective tax rate for the three months ended June 30, 2017 was 23.5% compared to 1.6% in the prior year quarter, resulting in income tax provision of $74 million compared to $8 million in the prior year quarter.  Our effective tax rate for the six months ended June 30, 2017 was 21.6% compared to 4.7% in the prior year period, resulting in income tax provision of $136 million compared to income tax provision of $30 million in the prior year period. The effective tax rate for the three and six months ended June 30, 2016 was favorably impacted by a reduction in the valuation allowance against the foreign tax credit deferred tax asset and a corresponding reduction in the provision for income taxes of approximately $85 million as a result of our ability to rely on future U.S.

source operating income in assessing future foreign tax credit realization during the ten year foreign tax credit carryover period. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance.   See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, goodwill impairment charges, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts and MGP stock compensation plans, which are not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to operating resorts which were consolidated by the Company for both the entire current and prior year periods presented. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies. We present Adjusted Property EBITDA on a “same-store” basis as supplemental information because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

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

Adjusted EBITDA, Adjusted Property EBITDA and Same-store Adjusted Property EBITDA should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA information may calculate Adjusted EBITDA, Adjusted Property EBITDA or Same-store Adjusted Property EBITDA in a different manner.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)
Net income attributable to MGM Resorts International	$210,611	$474,353	$417,458	$541,152
Plus: Net income attributable to noncontrolling interests	31,009	40,145	77,171	64,544
Net income	241,620	514,498	494,629	605,696
Provision for income taxes	74,061	8,480	136,436	29,790
Income before income taxes	315,681	522,978	631,065	635,486
Non-operating income (expense)
Interest expense, net of amounts capitalized	174,058	180,352	348,117	365,021
Non-operating items from unconsolidated affiliates	10,556	15,885	17,477	34,097
Other, net	751	49,840	1,568	50,405
	185,365	246,077	367,162	449,523
Operating income	501,046	769,055	998,227	1,085,009
NV Energy exit expense	(40,629)	—	(40,629)	—
Preopening and start-up expenses	21,093	24,824	36,159	46,784
Property transactions, net	13,243	854	14,939	5,985
Depreciation and amortization	244,754	206,899	494,523	406,738
Adjusted EBITDA	$739,507	$1,001,632	$1,503,219	$1,544,516

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$95,886	$(6,970)	$—	$38	$21,999	$110,953
MGM Grand Las Vegas	82,456	(7,424)	—	611	18,431	94,074
Mandalay Bay	52,255	(8,524)	—	(10)	24,551	68,272
The Mirage	32,495	(4,043)	—	117	9,805	38,374
Luxor	25,819	(3,394)	—	1,165	9,321	32,911
New York-New York	28,845	(2,025)	—	54	6,350	33,224
Excalibur	26,521	(2,658)	—	203	4,587	28,653
Monte Carlo	(2,082)	(2,461)	439	9,959	10,929	16,784
Circus Circus Las Vegas	14,264	(3,130)	450	496	4,159	16,239
MGM Grand Detroit	39,719	—	—	—	5,694	45,413
Beau Rivage	15,148	—	—	5	5,952	21,105
Gold Strike Tunica	10,983	—	—	6	2,272	13,261
Borgata	80,093	—	1,242	416	19,668	101,419
National Harbor	17,991	—	153	—	18,836	36,980
Domestic resorts	520,393	(40,629)	2,284	13,060	162,554	657,662
MGM China	43,039	—	13,334	183	59,764	116,320
Unconsolidated resorts	40,583	—	—	—	—	40,583
Management and other operations	7,307	—	—	—	1,790	9,097
	611,322	(40,629)	15,618	13,243	224,108	823,662
Stock compensation	(12,046)	—	—	—	—	(12,046)
Corporate	(98,230)	—	5,475	—	20,646	(72,109)
	$501,046	$(40,629)	$21,093	$13,243	$244,754	$739,507

	Three Months Ended June 30, 2016
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$95,085	$—	$—	$60	$22,393	$117,538
MGM Grand Las Vegas	79,293	—	—	(263)	18,459	97,489
Mandalay Bay	40,629	—	15	284	22,275	63,203
The Mirage	26,132	—	—	(413)	10,129	35,848
Luxor	15,161	—	1,444	86	9,363	26,054
New York-New York	25,006	—	372	97	5,003	30,478
Excalibur	20,741	—	—	203	4,010	24,954
Monte Carlo	9,494	—	145	61	12,120	21,820
Circus Circus Las Vegas	9,199	—	—	(4)	3,977	13,172
MGM Grand Detroit	37,815	—	—	—	5,975	43,790
Beau Rivage	21,460	—	—	(72)	6,648	28,036
Gold Strike Tunica	10,273	—	—	(4)	2,432	12,701
Domestic resorts	390,288	—	1,976	35	122,784	515,083
MGM China	51,453	—	6,540	1,281	59,922	119,196
Unconsolidated resorts	447,504	—	805	—	—	448,309
Management and other operations	2,521	—	—	—	1,851	4,372
	891,766	—	9,321	1,316	184,557	1,086,960
Stock compensation	(10,440)	—	—	—	—	(10,440)
Corporate	(112,271)	—	15,503	(462)	22,342	(74,888)
	$769,055	$—	$24,824	$854	$206,899	$1,001,632

	Six Months Ended June 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$202,762	$(6,970)	$—	$123	$44,145	$240,060
MGM Grand Las Vegas	138,278	(7,424)	7	844	36,019	167,724
Mandalay Bay	105,745	(8,524)	—	(10)	49,178	146,389
The Mirage	85,255	(4,043)	—	117	19,140	100,469
Luxor	48,902	(3,394)	—	1,164	19,043	65,715
New York-New York	53,445	(2,025)	(8)	183	15,541	67,136
Excalibur	51,062	(2,658)	—	258	8,789	57,451
Monte Carlo	6,735	(2,461)	1,049	9,990	23,925	39,238
Circus Circus Las Vegas	25,982	(3,130)	450	735	8,160	32,197
MGM Grand Detroit	78,544	—	—	—	11,473	90,017
Beau Rivage	29,598	—	—	5	11,989	41,592
Gold Strike Tunica	23,396	—	—	(22)	4,613	27,987
Borgata	118,977	—	1,277	1,220	38,868	160,342
National Harbor	28,599	—	227	—	40,294	69,120
Domestic resorts	997,280	(40,629)	3,002	14,607	331,177	1,305,437
MGM China	116,229	—	23,158	332	119,583	259,302
Unconsolidated resorts	80,286	—	—	—	—	80,286
Management and other operations	16,421	—	—	—	3,592	20,013
	1,210,216	(40,629)	26,160	14,939	454,352	1,665,038
Stock compensation	(25,409)	—	—	—	—	(25,409)
Corporate	(186,580)	—	9,999	—	40,171	(136,410)
	$998,227	$(40,629)	$36,159	$14,939	$494,523	$1,503,219

	Six Months Ended June 30, 2016
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$189,253	$—	$—	$61	$44,875	$234,189
MGM Grand Las Vegas	141,555	—	—	500	36,328	178,383
Mandalay Bay	75,484	—	29	1,158	44,654	121,325
The Mirage	54,126	—	—	(413)	20,465	74,178
Luxor	31,046	—	1,444	373	18,582	51,445
New York-New York	50,493	—	372	100	10,416	61,381
Excalibur	37,710	—	—	2,969	8,152	48,831
Monte Carlo	26,271	—	145	152	16,552	43,120
Circus Circus Las Vegas	18,288	—	—	130	8,047	26,465
MGM Grand Detroit	71,846	—	—	—	11,986	83,832
Beau Rivage	37,650	—	—	(62)	13,247	50,835
Gold Strike Tunica	21,104	—	—	93	4,833	26,030
Domestic resorts	754,826	—	1,990	5,061	238,137	1,000,014
MGM China	98,905	—	12,448	1,271	120,695	233,319
Unconsolidated resorts	459,924	—	3,087	—	—	463,011
Management and other operations	3,585	—	1,150	—	3,752	8,487
	1,317,240	—	18,675	6,332	362,584	1,704,831
Stock compensation	(20,309)	—	—	—	—	(20,309)
Corporate	(211,922)	—	28,109	(347)	44,154	(140,006)
	$1,085,009	$—	$46,784	$5,985	$406,738	$1,544,516

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at June 30, 2017 were $1.8 billion, which included $403 million at MGM China and $377 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $939 million for the six months ended June 30, 2017 compared to cash provided by operating activities of $614 million in the prior year period. Operating cash flows increased in the current year period due to an increase in operating income at our domestic resorts and MGM China and a decrease in cash paid for interest, partially offset by an increase in taxes paid. In the six months ended June 30, 2017, cash provided by operating activities was negatively affected by changes in working capital related to payroll liabilities, deposits, income taxes receivable and income taxes payable. In the six months ended June 30, 2016, cash provided by operating activities was negatively affected by changes in working capital related to changes in short-term gaming liabilities.

Investing activities. We made capital expenditures of $873 million for the six months ended June 30, 2017, of which $505 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $486 million related to the construction of MGM Cotai and $19 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $367 million included $126 million related to MGM National Harbor, $91 million related to the construction of MGM Springfield, and $50 million related to the Monte Carlo rebranding as well as various room remodels, construction of the parking garage at Excalibur, a waterpark at Circus Circus, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the six months ended June 30, 2017 related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $971 million for the six months ended June 30, 2016, of which $445 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $430 million related to the construction of MGM Cotai and $15 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $526 million included $330 million related to the construction of MGM National Harbor, $25 million related to the construction of The Park, and $34 million related to the construction of MGM Springfield, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the six months ended June 30, 2016 related to construction materials, furniture and fixtures, and external labor costs.

Distributions from unconsolidated affiliates for the six months ended June 30, 2017 consisted of our $300 million share of a $600 million dividend paid by CityCenter in April 2017. Distributions from unconsolidated affiliates for the six months ended June 30, 2016 primarily related to a $540 million distribution paid by CityCenter in May 2016.

Financing activities. In the six months ended June 30, 2017, we borrowed net debt of $205 million which primarily consisted of draws on MGM China’s credit facility and amortization payments on our term loan facilities, and we paid $5 million of debt issuance costs related to the amendments to the MGM China and MGP credit facilities.

During the six months ended June 30, 2016, we repaid net debt of $320 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior credit facility and entered into an amended and restated senior credit facility under which we borrowed $250 million, MGP borrowed $2.2 billion under its senior credit facility and issued $1.05 billion of 5.625% senior notes, and on May 25, 2016 we redeemed our $732.7 million 7.5% senior notes and $500 million 10% senior notes at a premium. In addition to the MGP related financing transactions, during 2016 MGM National Harbor borrowed $350 million under its credit facility, MGM China borrowed $103 million under its revolving credit facility and we repaid our $242.9 million 6.875% senior notes in April 2016 at maturity. Additionally, we paid $123 million of debt issuance costs related to the MGP financing transactions, the MGM National Harbor credit facility and the February 2016 amendment to the MGM China credit facility.

During the six months ended June 30, 2016, MGP received proceeds of $1.2 billion in connection with the MGP IPO in April 2016 and paid $75 million of issuance costs related to the IPO.

In addition, we paid $126 million in dividends to our common shareholders in the six months ended June 30, 2017. In the six months ended June 30, 2017, MGP distributed $45 million to noncontrolling interests. In June 2017, MGM China paid a final dividend of $78 million of which $34 million was distributed to noncontrolling interests and in June 2016, MGM China paid a final dividend of $46 million of which $23 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At June 30, 2017, we had $13.3 billion in principal amount of indebtedness, including $244 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.7 billion Operating Partnership senior credit facility, $2.2 billion outstanding under the $3.0 billion MGM China credit facility and $455 million outstanding under the $525 million MGM National Harbor credit facility. We have an estimated $717 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through June 30, 2017 and we expect to make capital investments as described below during the remainder of 2017. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $390 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM National Harbor and MGM Springfield;

•	Approximately $40 million in capital expenditures related to the MGM National Harbor resort; and

•	Approximately $215 million in capital expenditures related to the MGM Springfield project.

During the remainder of 2017, MGM China expects to spend approximately $37 million in capital improvements at MGM Macau and $575 million on the MGM Cotai project, excluding capitalized interest and land-related costs.

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

MGM dividend. On July 26, 2017, our Board of Directors approved a quarterly dividend to holders of record on September 11, 2017 of $0.11 per share, which will be paid on September 15, 2017.

MGP distributions. On June 15, 2017, MGP’s Board of Directors declared a quarterly dividend of $0.3950 per Class A share totaling $23 million, which was paid on July 14, 2017 to holders of record on June 30, 2017. We concurrently received a $73 million distribution attributable to our ownership of Operating Partnership units, which remained within the consolidated entity.

MGM China dividend. On August 3, 2017, MGM China’s Board of Directors announced an interim dividend of $56 million which will be paid to shareholders of record as of August 22, 2017 and distributed on or about September 8, 2017. We will receive our 56% share of the dividend, or $32 million, of which $3 million will be paid to Grand Paradise Macau under the deferred cash payment arrangement.

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

The Operating Partnership has entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and had the following terms as of June 30, 2017:

•	$500 million notional value, weighted average pay fixed rate of 1.76%, receive variable rate resetting monthly to one-month LIBOR, maturing November 30, 2021; and
•	$700 million notional value, weighted average pay fixed rate of 1.90%, receive variable rate resetting monthly to one-month LIBOR, maturing November 30, 2021.

As of June 30, 2017, variable rate borrowings represented 28% of our total borrowings after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above. Assuming a 100 basis-point increase in LIBOR (after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above), our annual interest cost would increase by $16 million based on gross amounts outstanding at June 30, 2017. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $22 million based on amounts outstanding at June 30, 2017. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(In millions)
Fixed-rate	$—	$475	$850	$1,500	$1,250	$4,303	$8,378	$9,178
Average interest rate	N/A	11.4%	8.6%	6.3%	6.6%	6.0%	6.7%
Variable rate	$106	$842	$1,368	$80	$817	$1,744	$4,957	$4,949
Average interest rate	3.0%	2.8%	2.7%	3.6%	3.6%	3.5%	3.2%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of June 30, 2017, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $22 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, amounts we will spend in capital expenditures and investments, the expected opening of strategic resort developments, the estimated costs and components associated with those developments, our expectations with respect to future cash dividends on our common stock and dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the markets in which we operate and in the locations in which our customers reside;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
•	our ability to sustain continuous improvements achieved through our Profit Growth Plan and identify new opportunities for improvement in the future;
•	restrictions on our ability to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China;
•

the ability of the Macau government to terminate MGM Grand Paradise’s gaming subconcession under certain circumstances without compensating MGM Grand Paradise, or refuse to grant MGM Grand Paradise an extension of the subconcession, which is scheduled to expire on March 31, 2020;

•	our ability to build and open our development in Cotai by January 2018;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;
•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	changes to fiscal and tax policies;
•	extreme weather conditions or climate change which may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect all such gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, and to disease epidemics;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that current and future construction or development projects will be susceptible to substantial development and construction risks;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 25, 2016, the sole objector to the adequacy of the settlement filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. The case is scheduled for oral argument on September 13, 2017.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the six months ended June 30, 2017, except as discussed below.

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

10.1

Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on May 1, 2017).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016; (iii) Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 8, 2017	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)