Form 10-Q
period 2017-09-30
MGM Resorts International
filed 2017-11-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2017
Common Stock, $.01 par value	566,138,245 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$1,986,688	$1,446,581
Accounts receivable, net	515,423	542,924
Inventories	101,242	97,733
Prepaid expenses and other	191,183	142,349
Total current assets	2,794,536	2,229,587

Property and equipment, net	19,134,748	18,425,023

Other assets
Investments in and advances to unconsolidated affiliates	1,007,584	1,220,443
Goodwill	1,807,009	1,817,119
Other intangible assets, net	3,924,566	4,087,706
Other long-term assets, net	433,447	393,423
Total other assets	7,172,606	7,518,691
	$29,101,890	$28,173,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$242,604	$250,477
Construction payable	238,086	270,361
Income tax payable	6,013	10,654
Current portion of long-term debt, net	466,375	8,375
Accrued interest on long-term debt	121,650	159,028
Other accrued liabilities	1,661,032	1,594,526
Total current liabilities	2,735,760	2,293,421

Deferred income taxes, net	2,668,864	2,551,228
Long-term debt, net	13,026,927	12,979,220
Other long-term obligations	286,262	325,981
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	59,337	54,139
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 565,493,891 and 574,123,706 shares	5,655	5,741
Capital in excess of par value	5,390,071	5,653,575
Retained earnings	922,657	545,811
Accumulated other comprehensive income (loss)	(9,840)	15,053
Total MGM Resorts International stockholders' equity	6,308,543	6,220,180
Noncontrolling interests	4,016,197	3,749,132
Total stockholders' equity	10,324,740	9,969,312
	$29,101,890	$28,173,301

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Casino	$1,543,693	$1,307,827	$4,454,145	$3,569,587
Rooms	564,476	530,331	1,669,213	1,518,721
Food and beverage	481,656	448,666	1,392,671	1,238,537
Entertainment	149,536	140,151	418,244	380,330
Retail	59,141	52,724	163,947	150,629
Other	162,318	148,470	464,260	400,115
Reimbursed costs	102,380	99,316	301,888	301,160
	3,063,200	2,727,485	8,864,368	7,559,079
Less: Promotional allowances	(236,460)	(212,370)	(687,712)	(564,776)
	2,826,740	2,515,115	8,176,656	6,994,303
Expenses
Casino	822,103	696,329	2,389,957	1,957,203
Rooms	157,293	148,317	464,864	435,311
Food and beverage	269,170	252,108	780,510	712,856
Entertainment	118,234	108,464	326,791	299,579
Retail	28,129	27,105	78,515	73,191
Other	95,971	93,880	281,859	260,901
Reimbursed costs	102,380	99,316	301,888	301,160
General and administrative	402,134	371,950	1,145,432	1,001,900
Corporate expense	88,506	87,782	241,087	240,833
NV Energy exit expense	—	139,335	(40,629)	139,335
Preopening and start-up expenses	29,349	31,660	65,508	78,444
Property transactions, net	7,711	(1,268)	22,650	4,717
Gain on Borgata transaction	—	(429,778)	—	(429,778)
Depreciation and amortization	249,600	209,737	744,123	616,475
	2,370,580	1,834,937	6,802,555	5,692,127
Income from unconsolidated affiliates	37,701	32,577	117,987	495,588
Operating income	493,861	712,755	1,492,088	1,797,764
Non-operating income (expense)
Interest expense, net of amounts capitalized	(163,287)	(168,048)	(511,404)	(533,069)
Non-operating items from unconsolidated affiliates	(8,825)	(11,132)	(26,302)	(45,229)
Other, net	(30,138)	(17,310)	(31,706)	(67,715)
	(202,250)	(196,490)	(569,412)	(646,013)
Income before income taxes	291,611	516,265	922,676	1,151,751
Benefit (provision) for income taxes	(115,115)	44,995	(251,551)	15,205
Net income	176,496	561,260	671,125	1,166,956
Less: Net income attributable to noncontrolling interests	(27,381)	(25,641)	(104,552)	(90,185)
Net income attributable to MGM Resorts International	$149,115	$535,619	$566,573	$1,076,771
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.26	$0.94	$0.99	$1.90
Diluted	$0.26	$0.93	$0.97	$1.88
Weighted average common shares outstanding
Basic	573,527	568,125	574,262	566,220
Diluted	580,676	573,812	580,941	571,350
Dividends declared per common share	$0.11	$—	$0.33	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$176,496	$561,260	$671,125	$1,166,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,004)	1,734	(41,313)	(4,402)
Unrealized gain (loss) on cash flow hedges	1,316	—	(2,641)	—
Other comprehensive income (loss)	(1,688)	1,734	(43,954)	(4,402)
Comprehensive income	174,808	562,994	627,171	1,162,554
Less: Comprehensive income attributable to noncontrolling interests	(26,495)	(26,456)	(85,600)	(88,078)
Comprehensive income attributable to MGM Resorts International	$148,313	$536,538	$541,571	$1,074,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$671,125	$1,166,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	744,123	616,475
Amortization of debt discounts, premiums and issuance costs	25,931	31,661
Loss on retirement of long-term debt	31,345	66,904
Provision for doubtful accounts	13,764	2,984
Stock-based compensation	46,306	38,877
Property transactions, net	22,650	4,717
Gain on Borgata transaction	—	(429,778)
Income from unconsolidated affiliates	(91,685)	(447,191)
Distributions from unconsolidated affiliates	10,450	14,016
Deferred income taxes	95,672	(89,658)
Change in operating assets and liabilities:
Accounts receivable	13,534	24,740
Inventories	(3,598)	11,135
Income taxes receivable and payable, net	(4,639)	2,073
Prepaid expenses and other	(50,253)	(15,619)
Prepaid Cotai land concession premium	(9,492)	(24,113)
Accounts payable and accrued liabilities	3,120	88,630
Other	(6,444)	(13,804)
Net cash provided by operating activities	1,511,909	1,049,005
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,399,278)	(1,590,308)
Dispositions of property and equipment	371	3,290
Proceeds from partial disposition of investment in unconsolidated affiliate	—	15,000
Acquisition of Borgata, net of cash acquired	—	(550,975)
Investments in unconsolidated affiliates	(5,921)	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	300,000	543,036
Other	(21,786)	(8,257)
Net cash used in investing activities	(1,126,614)	(1,589,769)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	618,734	298,448
Borrowings under bank credit facilities – maturities longer than 90 days	—	1,845,375
Repayments under bank credit facilities – maturities longer than 90 days	—	(1,845,375)
Issuance of long term debt	350,000	2,050,000
Retirement of senior notes	(502,669)	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)
Debt issuance costs	(9,760)	(138,454)
Issuance of MGM Growth Properties common shares in public offering	404,685	1,207,500
MGM Growth Properties common share issuance costs	(17,137)	(75,032)
Acquisition of MGM China shares	—	(100,000)
Dividends paid to common shareholders	(189,726)	—
Distributions to noncontrolling interest owners	(139,670)	(78,690)
Purchases of common stock	(327,500)	—
Other	(28,937)	(4,409)
Net cash provided by financing activities	158,020	317,712
Effect of exchange rate on cash	(3,208)	(1,102)
Cash and cash equivalents
Net increase (decrease) for the period	540,107	(224,154)
Balance, beginning of period	1,446,581	1,670,312
Balance, end of period	$1,986,688	$1,446,158
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$522,851	$551,345
Federal, state and foreign income taxes paid, net of refunds	158,537	63,322
Non-cash investing and financing activities
Common stock issued for acquisition of MGM China shares	—	174,041
Deferred cash payment for acquisition of MGM China shares	—	42,612

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

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through its Operating Partnership subsidiary. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. Subsequent to MGP closing its public offering of 13,225,000 Class A shares in September 2017, the Company indirectly owned 72.3% of the partnership units in the Operating Partnership, and MGP owned the remaining 27.7% ownership interest in the Operating Partnership. Prior to September 2017, the Company owned 76.3% of the Operating Partnership units and MGP owned the remaining 23.7% ownership interest in the Operating Partnership. MGP owns 100% of the general partner of the Operating Partnership. See Note 9 for additional information pertaining to the public offering of MGP’s Class A shares. In addition, as discussed further in Note 11, the Company indirectly acquired additional partnership units in connection with the closing of the National Harbor transaction in October 2017 and subsequently holds a 73.4% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company (the “Tenant”) and a subsidiary of the Operating Partnership (the “Landlord”), the Company leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Borgata, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage from subsidiaries of the Operating Partnership. As discussed further in Note 11, MGP acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company in October 2017. An amendment to the master lease agreement executed in October 2017 provides for the Company to lease the real estate assets of MGM National Harbor from a subsidiary of the Operating Partnership. See Note 11 for additional information related to MGP and certain of the Company’s related intercompany agreements with MGP or the Operating Partnership.

The Company has an approximately 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions, and is in the process of developing an 18 acre site on the Cotai Strip in Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,400 hotel rooms. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than MGM Cotai’s 500 gaming table capacity. The total estimated project budget increased to $3.4 billion excluding development fees eliminated in consolidation, capitalized interest and land related costs as a result of the damage and delays caused by Typhoon Hato in August 2017.

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

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, and Athena Arena, LLC owns the remaining 15%. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, basketball and bull riding, to high profile awards shows and top-name concerts, and is the home of the Vegas Golden Knights of the National Hockey League. Additionally, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 4 for additional information regarding the Company’s investment in the Las Vegas Arena Company.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The

Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership (27.7% as of September 30, 2017) as noncontrolling interest in the Company’s consolidated financial statements. As of September 30, 2017 and December 31, 2016, on a consolidated basis, MGP had total assets of $10.1 billion and $9.5 billion, respectively, primarily related to its real estate investments, and total liabilities of $4.3 billion and $3.9 billion, respectively, primarily related to its indebtedness.

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

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of September 30, 2017 and December 31, 2016, the Company had accrued $11 million and $36 million, respectively, for property and equipment within accounts payable and $34 million and $32 million, respectively, related to construction retention in other long-term liabilities.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 39.5% and 27.3% for the three and nine months ended September 30, 2017, respectively.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company has generated significant excess foreign tax credits that are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues and the Company continues to receive distributions from MGM China, the Company expects that it will generate excess foreign tax credits in most years and that most of the excess foreign credits will not be utilized before the exemption expires. On September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, the Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond March 31, 2020 and it will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into its assessment of the realization of the foreign tax credit deferred tax asset and the measurement of Macau deferred tax liabilities.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. MGM China was not subject to the complementary tax on distributions covered by the annual fee arrangement. Annual payments of $2 million were required under the annual fee arrangement. MGM Grand Paradise has requested an extension of this agreement to cover distributions of profits earned through December 31, 2021. However, no assurance can be given that an extension will be granted or that the terms, if granted, will not be less favorable than the prior agreement. Since 2017 earnings are not currently covered by an annual fee arrangement, the

Company is providing deferred taxes on such earnings in estimating its annual effective tax rate for 2017. If an extension is granted in a future period, the Company will reverse all associated deferred taxes, which total $28 million as of September 30, 2017, resulting in a reduction in provision for income taxes in such period.

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

The Company is currently assessing the impact that the adoption of the above ASUs related to revenue recognition will have on its consolidated financial statements and footnote disclosures. However, the Company has identified a few significant impacts. Under the new guidance, the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues. The Company expects the majority of such amounts will offset casino revenues. In addition, accounting for Express Comps granted under the Company’s M life Rewards program will also change. Under the new guidance, Express Comps earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (i.e., hotel, food and beverage, or entertainment). The Company also expects impacts related to its loyalty programs and gaming promoter incentive programs at MGM Macau, which will affect classification of revenues and expenses. The Company expects to adopt the above ASUs on a full retrospective basis.

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

Nine Months Ended
September 30,
2016
(In thousands, except per share data)
(unaudited)
Net revenues	$7,479,356
Net income attributable to MGM Resorts International	790,834
Basic net income per share	$1.40
Diluted net income per share	$1.38

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2017	2016

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$793,156	$1,007,358
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	123,008	123,585
Las Vegas Arena Company, LLC (42.5%)	77,011	80,339
Other	14,409	9,161
	$1,007,584	$1,220,443

The Company recorded its share of net income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Income from unconsolidated affiliates	$37,701	$32,577	$117,987	$495,588
Preopening and start-up expenses	—	(81)	—	(3,168)
Non-operating items from unconsolidated affiliates	(8,825)	(11,132)	(26,302)	(45,229)
	$28,876	$21,364	$91,685	$447,191

CityCenter

Summarized balance sheet information for CityCenter is as follows:

	September 30,	December 31,
	2017	2016

	(In thousands)
Current assets	$309,444	$394,283
Property and other long-term assets, net	6,612,062	6,704,485
Current liabilities	289,038	295,822
Long-term debt, net and other long-term obligations	1,561,018	1,248,916
Equity	5,071,450	5,554,030

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues	$322,271	$308,467	$962,027	$898,994
Operating expenses	(271,162)	(301,240)	(797,105)	(919,329)
Operating income (loss)	51,109	7,227	164,922	(20,335)
Non-operating expenses	(15,971)	(14,582)	(47,502)	(49,739)
Net income (loss) from continuing operations	35,138	(7,355)	117,420	(70,074)
Discontinued operations	—	(521)	—	399,514
Net income (loss)	$35,138	$(7,876)	$117,420	$329,440

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

Las Vegas Arena Company, LLC

Athena Arena transaction. On September 1, 2016, the Company and AEG each sold a 7.5% membership interest in the Las Vegas Arena Company, LLC to Athena Arena, LLC. As a result of this transaction, the Company received $15 million in proceeds and recorded a $3 million gain in “Property transactions, net” in the three and nine months ended September 30, 2016.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016

	(In thousands)
Senior credit facility	$540,625	$250,000
MGM Growth Properties senior credit facility	2,099,750	2,133,250
MGM China credit facility	2,251,771	1,933,313
MGM National Harbor credit facility	478,000	450,000
$475 million 11.375% senior notes, due 2018	—	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% MGM Growth Properties senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% MGM Growth Properties senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% MGM Growth Properties senior notes, due 2028	350,000	—
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	2,265	2,265
	13,622,963	13,144,380
Less: Premiums, discounts, and unamortized debt issuance costs, net	(129,661)	(156,785)
	13,493,302	12,987,595
Less: Current portion, net	(466,375)	(8,375)
	$13,026,927	$12,979,220

Debt due within one year of the September 30, 2017 and December 31, 2016 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $478 million, net of debt issuance costs, related to the MGM National Harbor credit facility was classified as current at September 30, 2017 because the outstanding amount was repaid in October 2017 and $8 million of MGP’s quarterly amortization payments under its senior credit facility were classified as current at December 31, 2016 because MGP used cash to make such amortization payments in January 2017.

Senior credit facility. At September 30, 2017, the Company’s senior credit facility consisted of a $241 million term loan A facility and a $1.25 billion revolving facility. The revolving facility and the term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. The Company permanently repaid $3 million and $9 million of the term loan A facility in the three and nine months ended September 30, 2017, respectively, in accordance with the scheduled amortization. At September 30, 2017, $300 million was drawn on the revolving credit facility. At September 30, 2017, the interest rate on the term loan A facility was 3.49% and the interest rate on the revolving credit facility was 3.44%.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit facility covenants at September 30, 2017.

The senior credit facility is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas and the Bellagio; (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas and the Bellagio; and (iii) a pledge of the equity or limited liability company interests of the entities that own MGM Grand Las Vegas and the Bellagio.

Mandatory prepayments of the credit facilities will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

MGM Growth Properties senior credit facility. At September 30, 2017, the Operating Partnership’s senior secured credit facility consisted of a $278 million term loan A facility, a $1.82 billion term loan B facility, and a $600 million revolving credit facility. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. Prior to February 2017, the term loan B facility bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.75%. In February 2017, the Operating Partnership received a reduction of its term loan B interest rate to LIBOR plus 2.50%, with a LIBOR floor of 0.75% upon achieving a minimum corporate family rating of Ba3/BB-. On May 1, 2017, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.25% with a LIBOR floor of 0%. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Operating Partnership permanently repaid $4 million and $15 million of the term loan A facility in the three and nine months ended September 30, 2017, respectively, in accordance with the scheduled amortization, and the Operating Partnership permanently repaid $5 million and $19 million of the term loan B facility in the three and nine months ended September 30, 2017, respectively, in accordance with the scheduled amortization. At September 30, 2017, the interest rate on the term loan A facility was 3.99% and the interest rate on the term loan B facility was 3.49%. No amounts have been drawn on the revolving credit facility.

The Operating Partnership credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at September 30, 2017.

MGM China credit facility. At September 30, 2017, the MGM China credit facility consisted of $1.55 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility matures in April 2019, with scheduled amortization payments of the term loans beginning in October 2017. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The outstanding balance at September 30, 2017 was comprised of $1.55 billion of term loans and $704 million drawn on the revolving credit facility. At September 30, 2017, the weighted average interest rate on the term loans was 2.83% and the weighted average interest rate on the revolving credit facility was 2.67%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018 and 4.50 to 1.00 at September 30, 2018 and thereafter. MGM China was in compliance with its credit facility covenants at September 30, 2017. Due to the damage caused to MGM Cotai in August 2017 by Typhoon Hato and the resulting delay in the MGM Cotai opening date, MGM China is in the process of amending its credit facility to increase the maximum leverage ratio covenant for fiscal year 2018.

MGM National Harbor credit facility. At September 30, 2017, the MGM National Harbor credit facility consisted of a $425 million term loan facility and a $100 million revolving credit facility. The term loan and revolving facilities bear interest at LIBOR plus an applicable rate determined by MGM National Harbor’s total leverage ratio (2.25% as of September 30, 2017). The outstanding balance at September 30, 2017 consisted of $425 million of term loans and $53 million drawn on the revolving credit facility. At September 30, 2017, the interest rate on the term loan A was 3.45% and the interest rate on the revolving credit facility was 3.44%. In October 2017, the revolving credit facility was repaid and terminated and the outstanding term loans were assumed by a subsidiary of MGP and repaid in conjunction with the MGM National Harbor transaction, as discussed below.

The credit agreement contained customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM National Harbor and its restricted subsidiaries maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. MGM National Harbor was in compliance with its credit agreement covenants at September 30, 2017.

Senior notes. In September 2017, MGP issued $350 million in aggregate principal amount of 4.50% senior notes due 2028 for net proceeds of $346 million. In October 2017, MGP used the net proceeds of this offering, together with the net proceeds from the September 2017 public offering of MGP’s Class A shares, to pay a subsidiary of the Company a portion of the purchase price for the long-term leasehold interest and real property associated with MGM National Harbor and to repay the $425 million of term loans assumed in connection with the transaction. See Note 9 for additional information related to the public offering of MGP’s Class A shares. See Note 11 for additional information related to the MGM National Harbor transaction.

In July 2017, the Company redeemed for cash all $475 million principal amount of its outstanding 11.375% senior notes due 2018. The Company incurred a $30 million loss on the early retirement of such notes.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $14.4 billion and $13.9 billion at September 30, 2017 and December 31, 2016, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES

The Operating Partnership uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact its future earnings and forecasted cash flows. The Operating Partnership does not use derivative instruments for speculative or trading purposes.

The Operating Partnership is party to interest rate swaps that are designated as cash flow hedges to mitigate the interest rate risk inherent in its senior secured term loan B facility. In May 2017, the Operating Partnership amended its outstanding interest rate swap agreements. Under the new agreements the Operating Partnership now pays a weighted average fixed rate of 1.844% on a total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. The principal terms at September 30, 2017 are as follows:

Effective Date	Maturity Date	Notional Amount	Weighted Average Fixed Rate	Fair Value Asset (Liability)
		(In thousands)		(In thousands)
May 3, 2017	November 30, 2021	$500,000	1.764%	$1,045
May 3, 2017	November 30, 2021	700,000	1.901%	(2,380)
		$1,200,000		$(1,335)

As of December 31, 2016, the Operating Partnership had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825% and a net unrealized gain of $2 million.

Interest rate swaps valued in net unrealized gain positions are recognized as asset balances within “Other long-term assets, net.” Interest rate swaps valued in net unrealized loss positions are recognized as liability balances within “Other long-term obligations.” For the three and nine months ended September 30, 2017, the amount recorded in other comprehensive income related to the derivative instruments was a net gain of $1 million and a net loss of $3 million, respectively, net of tax. There was no material ineffective portion of the change in fair value of the derivatives. During the three and nine months ended September 30, 2017, the Operating Partnership recorded interest expense of $2 million and $7 million, respectively, related to the swap agreements.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. Pending lawsuits were first filed in October 2017 and include two individual actions filed in the District Court of Clark County, Nevada and three individual actions and one putative class action filed in the Superior Court of Los Angeles County, California. Additional lawsuits related to this incident may be filed in the future.

The Company is currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against these lawsuits and ultimately believes it should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. In the event the Company incurs any liability, the Company believes it is unlikely it would incur losses in connection with these claims in excess of its insurance coverage.

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

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and now purchases energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company paid an upfront impact payment of $83 million, including $14 million related to CityCenter, in September 2016. Under the terms of the exit agreement, the Company and CityCenter were required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extended through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. The Company’s initial estimate of its obligation related to non-bypassable charges was $71 million. The expense recognized related to the upfront payment and the initial accrual for the liability associated with the non-bypassable charges was recognized within “NV Energy exit expense” in the Company’s consolidated statements of operations in the three and nine months ended September 30, 2016. Subsequent accretion of the liability and changes in estimates are recognized within general and administrative expenses in the consolidated statement of operations. In the second quarter of 2017, the terms of the ongoing impact fee obligations were modified. Such modifications included a credit to be applied against future non-bypassable rate charges and substantially shortened the period over which the Company and CityCenter are responsible for such charges, with an end date in 2022. As such, the Company recognized a reduction in its liability for future charges of $41 million with a corresponding credit to “NV Energy exit expense”. Additionally, CityCenter recorded an $8 million reduction in liability and credit to expense. As of September 30, 2017 and December 31, 2016, the Company has recorded an estimate of its liability on a discounted basis of $9 million and $8 million, respectively, in “Other accrued liabilities” and $25 million and $63 million, respectively, in “Other long-term obligations.”

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of September 30, 2017, the term loan B was $50 million.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, MGM China’s credit facility limits the amount to $100 million, and MGM National Harbor’s credit facility limits the amount to $30 million. At September 30, 2017, $15 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No letters of credit were outstanding under the MGP senior credit facility and the MGM National Harbor credit facility at September 30, 2017. The amounts of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$149,115	$535,619	$566,573	$1,076,771
Adjustment related to redeemable noncontrolling interests	(28)	—	(83)	—
Net income available to common stockholders - basic	149,087	535,619	566,490	1,076,771
Potentially dilutive effect due to MGP Omnibus Plan	(20)	(15)	(79)	(18)
Potentially dilutive effect due to MGM China Share Option Plan	(22)	—	(96)	—
Net income attributable to common stockholders - diluted	$149,045	$535,604	$566,315	$1,076,753
Denominator:
Weighted-average common shares outstanding - basic	573,527	568,125	574,262	566,220
Potential dilution from share-based awards	7,149	5,687	6,679	5,130
Weighted-average common and common equivalent shares - diluted	580,676	573,812	580,941	571,350
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	1,989	3,362	2,424	4,314

NOTE 9 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. On November 7, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.11 per share, totaling $62 million, which is expected to be paid on December 15, 2017 to holders of record on December 11, 2017. In September, June and March 2017, the Company paid quarterly dividends of $0.11 per share, each totaling $63 million.

MGM China dividends. MGM China paid an interim dividend of $56 million in September 2017. The Company received its 56% share of the dividend, or $32 million, of which $3 million was paid to Grand Paradise Macau under the deferred cash payment arrangement. MGM China paid a final dividend for 2016 of $78 million in June 2017. The Company received its 56% share of the dividend, or $44 million, of which $4 million was paid to Grand Paradise Macau under the deferred cash payment arrangement.

MGM China paid a $58 million interim dividend in August 2016, of which $29 million was distributed to noncontrolling interests, and a $46 million final dividend in May 2016, of which $23 million was distributed to noncontrolling interests.

MGP dividends. On September 15, 2017, MGP’s Board of Directors declared a quarterly dividend of $0.3950 per Class A share totaling $28 million, which was paid on October 13, 2017 to holders of record on September 29, 2017. The Company concurrently received a $73 million distribution attributable to its ownership of Operating Partnership units. In July 2017, MGP paid a quarterly dividend of $0.3950 per Class A share totaling $23 million, and the Company concurrently received a $73 million distribution attributable to its ownership of Operating Partnership units. In April 2017 and January 2017, MGP paid quarterly dividends of $0.3875 per Class A share, each totaling $22 million, and the Company concurrently received distributions attributable to its ownership of Operating Partnership units each totaling $72 million.

In October 2016, MGP paid a quarterly dividend of $0.3875 per Class A share totaling $22 million, and the Company concurrently received a $72 million distribution attributable to its ownership of Operating Partnership units. In July 2016, MGP paid a pro-rated quarterly dividend of $0.2632 per Class A share totaling $15 million, and the Company concurrently received a $42 million distribution attributable its ownership of Operating Partnership units.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2017:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2017	$6,220,180	$3,749,132	$9,969,312
Net income	566,573	98,901	665,474
Currency translation adjustment	(23,005)	(18,308)	(41,313)
Other comprehensive loss - cash flow hedges	(1,997)	(644)	(2,641)
Stock-based compensation	42,714	3,612	46,326
Issuance of common stock pursuant to stock-based compensation awards	(20,352)	—	(20,352)
Issuance of performance share units	9,648	95	9,743
Distributions to noncontrolling interest owners	—	(116,953)	(116,953)
Dividend paid to common shareholders	(189,727)	—	(189,727)
Dividend payable to noncontrolling interest owners	—	(28,004)	(28,004)
Repurchases of common stock	(327,500)	—	(327,500)
MGP Class A share issuance	35,138	326,484	361,622
Other	(3,129)	1,882	(1,247)
Balances, September 30, 2017	$6,308,543	$4,016,197	$10,324,740

Net income attributable to noncontrolling interests in the above table excludes $6 million related to redeemable noncontrolling interests in the nine months ended September 30, 2017.

MGM Resorts International stock repurchase program. In September 2017, the Company’s Board of Directors authorized a $1.0 billion stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

In September 2017, the Company repurchased 10 million shares of its common stock at $32.75 per share for a total aggregate amount of $328 million. Repurchased shares were retired. The remaining availability under the Stock Repurchase Program was approximately $672 million as of September 30, 2017.

MGP Class A Share issuance. In September 2017, MGP completed a public offering of 13,225,000 of its Class A shares, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option, at a public offering price of $30.60 per share for net proceeds of $388 million. In October 2017, MGP used the net proceeds of this offering, together with the net proceeds of the issuance of its 4.50% senior notes due 2028 and cash on hand, to pay a subsidiary of the Company a portion of the purchase price for the long-term leasehold interest and real property associated with MGM National Harbor, and to refinance the $425 million of term loans assumed in connection with the transaction. See Note 5 for additional information related to the issuance of MGP’s senior notes. See Note 11 for additional information regarding the MGM National Harbor transaction.

The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership's net assets, with an offsetting adjustment to additional paid in capital.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total

	(In thousands)
Balance, January 1, 2017	$12,545	$1,434	$1,074	$15,053
Other comprehensive loss before reclassifications	(41,313)	(10,009)	—	(51,322)
Amounts reclassified from accumulated other comprehensive income	—	7,368	—	7,368
MGP Class A Share issuance adjustment	—	—	109	109
Other comprehensive income (loss), net of tax	(41,313)	(2,641)	109	(43,845)
Less: Other comprehensive loss attributable to noncontrolling interest	18,308	644	—	18,952
Balance, September 30, 2017	$(10,460)	$(563)	$1,183	$(9,840)

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Company’s omnibus incentive plan and MGP’s omnibus incentive plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China stock compensation plan, which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, NV Energy exit expense, gain on Borgata transaction, preopening and start-up expenses, goodwill impairment charges and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net revenue
Domestic resorts	$2,235,165	$1,898,654	$6,392,493	$5,212,368
MGM China	470,775	499,822	1,421,892	1,420,802
Reportable segment net revenues	2,705,940	2,398,476	7,814,385	6,633,170
Corporate and other	120,800	116,639	362,271	361,133
	$2,826,740	$2,515,115	$8,176,656	$6,994,303
Adjusted Property EBITDA
Domestic resorts	$713,589	$570,178	$2,019,026	$1,570,192
MGM China	118,237	149,868	377,539	383,187
Reportable segment Adjusted Property EBITDA	831,826	720,046	2,396,565	1,953,379

Other operating income (expense)
Corporate and other	(51,305)	(57,605)	(112,825)	253,578
NV Energy exit expense	—	(139,335)	40,629	(139,335)
Preopening and start-up expenses	(29,349)	(31,660)	(65,508)	(78,444)
Property transactions, net	(7,711)	1,268	(22,650)	(4,717)
Gain on Borgata transaction	—	429,778	—	429,778
Depreciation and amortization	(249,600)	(209,737)	(744,123)	(616,475)
Operating income	493,861	712,755	1,492,088	1,797,764
Non-operating income (expense)
Interest expense, net of amounts capitalized	(163,287)	(168,048)	(511,404)	(533,069)
Non-operating items from unconsolidated affiliates	(8,825)	(11,132)	(26,302)	(45,229)
Other, net	(30,138)	(17,310)	(31,706)	(67,715)
	(202,250)	(196,490)	(569,412)	(646,013)
Income before income taxes	291,611	516,265	922,676	1,151,751
Benefit (provision) for income taxes	(115,115)	44,995	(251,551)	15,205
Net income	176,496	561,260	671,125	1,166,956
Less: Net income attributable to noncontrolling interests	(27,381)	(25,641)	(104,552)	(90,185)
Net income attributable to MGM Resorts International	$149,115	$535,619	$566,573	$1,076,771

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements, is party to a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM Macau’s consolidated net revenue, subject to an annual cap of $75 million in 2017 with a 20% increase per annum during the term of the agreement. During the three and nine months ended September 30, 2017, MGM China incurred total license fees of $8 million and $25 million, respectively. During the three and nine months ended September 30, 2016, MGM China incurred total license fees of $9 million and $25 million, respectively. Such amounts have been eliminated in consolidation.

MGM China is party to a development services agreement with MGM Branding and Development whereby the latter will provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each casino resort property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including all construction costs, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land, gaming concessions, financing charges and license fees. The development fee for each project is subject to an annual cap of $32 million for each of the years 2017, 2018, and 2019, and the aggregate total development fee cap over the duration of the MGM Cotai project is $70 million. Cumulative payments for the MGM Cotai project have totaled $56 million. During the three and nine months ended September 30, 2017, MGM China paid $0 and $13 million of fees, respectively, to MGM

Branding and Development related to development services for MGM Cotai. During the three and nine months ended September 30, 2016, MGM China paid $0 and $12 million of fees, respectively, to MGM Branding and Development related to development services for MGM Cotai. Such amounts have been eliminated in consolidation.

MGP. Pursuant to a master lease agreement by and between the Tenant, which is a subsidiary of the Company and the Landlord, which is a subsidiary of the Operating Partnership, the Tenant has leased MGP’s real estate assets from the Landlord. The master lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the Landlord with a right of first offer with respect to the Company’s development property located in Springfield, Massachusetts, which the Landlord may exercise should the Company elect to sell this property in the future.

In October 2017, MGP acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company in exchange for cash of $463 million, the assumption of $425 million of indebtedness and the issuance of 9.8 million Operating Partnership units to a subsidiary of the Company. In connection with this transaction, the Tenant and Landlord entered into an amendment to the master lease to include the MGM National Harbor property.

The annual rent payments due under the master lease for the first lease year ending March 31, 2017 were $550 million prior to MGP’s acquisition of Borgata’s real property on August 1, 2016. Subsequent to the acquisition, annual rent payments under the master lease increased to $650 million, prorated for the remainder of the first lease year after the Borgata transaction. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. For the second lease year commencing April 1, 2017, annual rent payments due under the master lease were $662 million, which included base rent of approximately $597 million and percentage rent of approximately $65 million. In October 2017, subsequent to MGP’s acquisition of MGM National Harbor’s real property, annual rent payments under the master lease increased to $757 million, prorated for the remainder of the second lease year. Base rent under the master lease increased to $682 million and the percentage rent increased to $75 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the master lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the master lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Company’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant, from the leased properties subject to the master lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Landlord’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%). During the three and nine months ended September 30, 2017, the Company made rent payments to MGP in the amount of $165 million and $493 million, respectively.

Pursuant to the master lease, upon an event of default the Landlord may, at its option (i) terminate the master lease, repossess any leased property, relet any leased property to a third party and require that the Tenant pay damages; (ii) require that the Tenant pay to the Landlord rent and other sums payable with interest calculated at the overdue rate provided for in the master lease or terminate the Tenant’s right to possession of the leased property and seek damages; and/or (iii) seek any and all other rights and remedies available under law or in equity. An event of default will be deemed to occur upon certain events, including: (1) the failure by the Tenant to pay rent or other additional charges when due; (2) failure by the Tenant to comply with the covenants set forth in the master lease; (3) certain events of bankruptcy or insolvency with respect to a Tenant or the guarantor; (4) the occurrence of a default under the guaranty of the master lease; (5) the loss or suspension of a material license that causes cessation of gaming activity that would reasonably be expected to have a material adverse effect on the Tenant, the facilities or the leased properties taken as a whole; and (6) the failure of the Company, on a consolidated basis with Tenant, to maintain an EBITDAR to rent ratio (as described in the master lease) of at least 1.10:1.00 for two consecutive test periods. The Company was in compliance with all applicable covenants as of September 30, 2017.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2017, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp redevelopment (the company that will own and operate the Company’s proposed casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed consolidating financial information for the subsidiary guarantors and non-guarantors as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own 72.3% of the Operating Partnership units as of September 30, 2017, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$24,162	$979,356	$1,147,668	$649,953	$(6,603)	$2,794,536
Property and equipment, net	—	13,460,284	8,911,648	5,686,436	(8,923,620)	19,134,748
Investments in subsidiaries	21,375,643	3,407,745	—	—	(24,783,388)	—
Investments in MGP Operating Partnership	—	3,520,856	—	629,474	(4,150,330)	—
Investments in and advances to unconsolidated affiliates	—	977,305	—	5,279	25,000	1,007,584
Intercompany accounts	—	5,953,567	—	—	(5,953,567)	—
Other non-current assets	49,842	915,289	51,108	5,191,685	(42,902)	6,165,022
	$21,449,647	$29,214,402	$10,110,424	$12,162,827	$(43,835,410)	$29,101,890
Current liabilities	$133,113	$1,307,341	$140,595	$1,333,446	$(178,735)	$2,735,760
Intercompany accounts	5,816,845	—	524	136,198	(5,953,567)	—
Deferred income taxes, net	2,309,461	—	25,368	359,403	(25,368)	2,668,864
Long-term debt, net	6,847,905	2,835	3,940,803	2,235,384	—	13,026,927
Other long-term obligations	33,780	7,283,433	162,787	1,047,228	(8,240,966)	286,262
Total liabilities	15,141,104	8,593,609	4,270,077	5,111,659	(14,398,636)	18,717,813
Redeemable noncontrolling interest	—	—	—	59,337	—	59,337
MGM Resorts International stockholders' equity	6,308,543	20,620,793	4,217,534	4,598,447	(29,436,774)	6,308,543
Noncontrolling interests	—	—	1,622,813	2,393,384	—	4,016,197
Total stockholders' equity	6,308,543	20,620,793	5,840,347	6,991,831	(29,436,774)	10,324,740
	$21,449,647	$29,214,402	$10,110,424	$12,162,827	$(43,835,410)	$29,101,890

	At December 31, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)

Current assets	$103,934	$981,705	$368,622	$783,920	$(8,594)	$2,229,587
Property and equipment, net	—	13,599,127	9,079,678	4,837,868	(9,091,650)	18,425,023
Investments in subsidiaries	18,907,988	3,338,752	—	—	(22,246,740)	—
Investments in the MGP Operating Partnership	—	3,553,840	—	636,268	(4,190,108)	—
Investments in and advances to unconsolidated affiliates	—	1,189,590	—	5,853	25,000	1,220,443
Intercompany accounts	—	4,796,713	—	—	(4,796,713)	—
Other non-current assets	50,741	934,836	58,440	5,302,132	(47,901)	6,298,248
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301
Current liabilities	$184,281	$1,301,423	$139,099	$837,844	$(169,226)	$2,293,421
Intercompany accounts	3,406,699	—	166	1,389,848	(4,796,713)	—
Deferred income taxes, net	2,202,809	—	25,368	348,419	(25,368)	2,551,228
Long-term debt, net	7,019,745	2,835	3,613,567	2,343,073	—	12,979,220
Other long-term obligations	28,949	7,360,887	120,279	1,051,754	(8,235,888)	325,981
Total liabilities	12,842,483	8,665,145	3,898,479	5,970,938	(13,227,195)	18,149,850
Redeemable noncontrolling interest	—	—	—	54,139	—	54,139
MGM Resorts International stockholders' equity	6,220,180	19,729,418	4,274,444	3,125,649	(27,129,511)	6,220,180
Noncontrolling interests	—	—	1,333,817	2,415,315	—	3,749,132
Total stockholders' equity	6,220,180	19,729,418	5,608,261	5,540,964	(27,129,511)	9,969,312
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,036,252	$182,798	$791,461	$(183,771)	$2,826,740
Equity in subsidiaries' earnings	419,054	33,441	—	—	(452,495)	—
Expenses
Casino and hotel operations	2,656	1,092,973	—	498,625	(974)	1,593,280
General and administrative	2,210	310,418	18,983	89,506	(18,983)	402,134
Corporate expense	31,352	53,286	4,113	(74)	(171)	88,506
Preopening and start-up expenses	—	1,856	—	27,493	—	29,349
Property transactions, net	—	6,855	1,662	(2,058)	1,252	7,711
Depreciation and amortization	—	163,880	68,662	85,720	(68,662)	249,600
	36,218	1,629,268	93,420	699,212	(87,538)	2,370,580
Income (loss) from unconsolidated affiliates	—	38,551	—	(850)	—	37,701
Operating income	382,836	478,976	89,378	91,399	(548,728)	493,861
Interest expense, net of amounts capitalized	(112,061)	(178)	(45,544)	(5,504)	—	(163,287)
Other, net	(16,170)	(59,478)	1,354	(19,931)	55,262	(38,963)
Income before income taxes	254,605	419,320	45,188	65,964	(493,466)	291,611
Provision for income taxes	(105,490)	—	(1,488)	(8,137)	—	(115,115)
Net income	149,115	419,320	43,700	57,827	(493,466)	176,496
Less: Net income attributable to noncontrolling interests	—	—	(11,025)	(16,356)	—	(27,381)
Net income attributable to MGM Resorts International	$149,115	$419,320	$32,675	$41,471	$(493,466)	$149,115
Net income	$149,115	$419,320	$43,700	$57,827	$(493,466)	$176,496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,635)	(1,635)	—	(3,004)	3,270	(3,004)
Unrealized gain on cash flow hedges	833	—	1,754	—	(1,271)	1,316
Other comprehensive income (loss)	(802)	(1,635)	1,754	(3,004)	1,999	(1,688)
Comprehensive income	148,313	417,685	45,454	54,823	(491,467)	174,808
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11,506)	(14,989)	—	(26,495)
Comprehensive income attributable to MGM Resorts International	$148,313	$417,685	$33,948	$39,834	$(491,467)	$148,313

	Nine Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,798,594	$551,153	$2,380,885	$(553,976)	$8,176,656
Equity in subsidiaries' earnings	1,247,922	122,873	—	—	(1,370,795)	—
Expenses
Casino and hotel operations	7,781	3,135,918	—	1,483,508	(2,823)	4,624,384
General and administrative	6,323	874,558	60,112	264,551	(60,112)	1,145,432
Corporate expense	86,233	145,885	9,797	(314)	(514)	241,087
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	4,631	—	60,877	—	65,508
Property transactions, net	—	21,462	19,104	1,188	(19,104)	22,650
Depreciation and amortization	—	486,981	190,573	257,142	(190,573)	744,123
	100,337	4,628,806	279,586	2,066,952	(273,126)	6,802,555
Income (loss) from unconsolidated affiliates	—	118,931	—	(944)	—	117,987
Operating income	1,147,585	1,411,592	271,567	312,989	(1,651,645)	1,492,088
Interest expense, net of amounts capitalized	(358,359)	(812)	(134,998)	(17,235)	—	(511,404)
Other, net	11,306	(287,665)	1,601	(77,386)	294,136	(58,008)
Income before income taxes	800,532	1,123,115	138,170	218,368	(1,357,509)	922,676
Provision for income taxes	(233,959)	—	(3,903)	(13,689)	—	(251,551)
Net income	566,573	1,123,115	134,267	204,679	(1,357,509)	671,125
Less: Net income attributable to noncontrolling interests	—	—	(33,053)	(71,499)	—	(104,552)
Net income attributable to MGM Resorts International	$566,573	$1,123,115	$101,214	$133,180	$(1,357,509)	$566,573
Net income	$566,573	$1,123,115	$134,267	$204,679	$(1,357,509)	$671,125
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(23,005)	(23,005)	—	(41,313)	46,010	(41,313)
Unrealized loss on cash flow hedges	(1,997)	—	(2,992)	—	2,348	(2,641)
Other comprehensive loss	(25,002)	(23,005)	(2,992)	(41,313)	48,358	(43,954)
Comprehensive income	541,571	1,100,110	131,275	163,366	(1,309,151)	627,171
Less: Comprehensive income attributable to noncontrolling interests	—	—	(32,409)	(53,191)	—	(85,600)
Comprehensive income attributable to MGM Resorts International	$541,571	$1,100,110	$98,866	$110,175	$(1,309,151)	$541,571

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(492,009)	$1,063,410	$363,855	$576,653	$—	$1,511,909
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(308,738)	—	(1,090,540)	—	(1,399,278)
Dispositions of property and equipment	—	174	—	197	—	371
Investments in unconsolidated affiliates	—	(5,921)	—	—	—	(5,921)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	300,000	—	—	—	300,000
Intercompany accounts	—	(1,156,854)	—	—	1,156,854	—
Other	—	(9,982)	—	(11,804)	—	(21,786)
Net cash used in investing activities	—	(1,181,321)	—	(1,102,147)	1,156,854	(1,126,614)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	290,625	—	(33,500)	361,609	—	618,734
Issuance of long term debt	—	—	350,000	—	—	350,000
Retirement of senior notes	(502,669)	—	—	—	—	(502,669)
Debt issuance costs	—	—	(5,381)	(4,379)	—	(9,760)
Issuance of MGM Growth Properties common shares in public offering	—	—	404,685	—	—	404,685
MGM Growth Properties common share issuance costs	—	—	(17,137)	—	—	(17,137)
Dividends paid to common shareholders	(189,726)	—	—	—	—	(189,726)
MGP Operating Partnership distributions paid to consolidated subsidiaries	—	—	(216,873)	—	216,873	—
Distributions to noncontrolling interest owners	—	—	(67,340)	(72,330)	—	(139,670)
Purchases of common stock	(327,500)	—	—	—	—	(327,500)
Intercompany accounts	1,165,419	102,198	—	106,110	(1,373,727)	—
Other	(20,354)	—	—	(8,583)	—	(28,937)
Net cash provided by financing activities	415,795	102,198	414,454	382,427	(1,156,854)	158,020
Effect of exchange rate on cash	—	—	—	(3,208)	—	(3,208)
Cash and cash equivalents
Net increase (decrease) for the period	(76,214)	(15,713)	778,309	(146,275)	—	540,107
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$23,781	$292,000	$1,138,801	$532,106	$—	$1,986,688

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,873,313	$172,499	$642,644	$(173,341)	$2,515,115
Equity in subsidiaries' earnings	610,002	48,309	—	—	(658,311)	—
Expenses
Casino and hotel operations	2,128	1,034,706	—	389,527	(842)	1,425,519
General and administrative	1,575	317,104	17,690	53,271	(17,690)	371,950
Corporate expense	29,265	46,330	12,315	(14)	(114)	87,782
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	1,005	—	30,655	—	31,660
Property transactions, net	—	(120)	1,442	(1,148)	(1,442)	(1,268)
Gain on Borgata transaction	—	(429,778)	—	—	—	(429,778)
Depreciation and amortization	—	145,631	54,260	64,106	(54,260)	209,737
	32,968	1,254,213	85,707	536,397	(74,348)	1,834,937
Income from unconsolidated affiliates	—	32,238	—	339	—	32,577
Operating income	577,034	699,647	86,792	106,586	(757,304)	712,755
Interest expense, net of amounts capitalized	(123,836)	(206)	(42,839)	(1,167)	—	(168,048)
Other, net	(996)	(104,360)	(367)	(27,676)	104,957	(28,442)
Income before income taxes	452,202	595,081	43,586	77,743	(652,347)	516,265
Benefit (provision) for income taxes	83,417	(748)	(915)	(36,759)	—	44,995
Net income	535,619	594,333	42,671	40,984	(652,347)	561,260
Less: Net income attributable to noncontrolling interests	—	—	(10,591)	(15,050)	—	(25,641)
Net income attributable to MGM Resorts International	$535,619	$594,333	$32,080	$25,934	$(652,347)	$535,619
Net income	$535,619	$594,333	$42,671	$40,984	$(652,347)	$561,260
Other comprehensive income, net of tax:
Foreign currency translation adjustment	919	918	—	1,733	(1,836)	1,734
Other comprehensive income	919	918	—	1,733	(1,836)	1,734
Comprehensive income	536,538	595,251	42,671	42,717	(654,183)	562,994
Less: Comprehensive income attributable to noncontrolling interests	—	—	(10,591)	(15,865)	—	(26,456)
Comprehensive income attributable to MGM Resorts International	$536,538	$595,251	$32,080	$26,852	$(654,183)	$536,538

	Nine Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,150,751	$283,402	$1,846,107	$(285,957)	$6,994,303
Equity in subsidiaries' earnings	1,589,882	125,283	—	—	(1,715,165)	—
Expenses
Casino and hotel operations	6,191	2,879,139	—	1,157,426	(2,555)	4,040,201
General and administrative	4,776	823,290	47,174	154,000	(27,340)	1,001,900
Corporate expense	105,245	119,170	16,703	(171)	(114)	240,833
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	7,232	—	71,212	—	78,444
Property transactions, net	—	3,720	2,651	123	(1,777)	4,717
Gain on Borgata transaction	—	(429,778)	—	—	—	(429,778)
Depreciation and amortization	—	360,847	158,860	191,954	(95,186)	616,475
	116,212	3,902,955	225,388	1,574,544	(126,972)	5,692,127
Income from unconsolidated affiliates	—	495,427	—	161	—	495,588
Operating income	1,473,670	1,868,506	58,014	271,724	(1,874,150)	1,797,764
Interest expense, net of amounts capitalized	(447,258)	(564)	(72,314)	(12,933)	—	(533,069)
Other, net	(21,714)	(212,828)	(439)	(65,459)	187,496	(112,944)
Income (loss) before income taxes	1,004,698	1,655,114	(14,739)	193,332	(1,686,654)	1,151,751
Benefit (provision) for income taxes	72,073	(21,663)	(915)	(34,290)	—	15,205
Net income (loss)	1,076,771	1,633,451	(15,654)	159,042	(1,686,654)	1,166,956
Less: Net income attributable to noncontrolling interests	—	—	(17,544)	(72,641)	—	(90,185)
Net income (loss) attributable to MGM Resorts International	$1,076,771	$1,633,451	$(33,198)	$86,401	$(1,686,654)	$1,076,771
Net income (loss)	$1,076,771	$1,633,451	$(15,654)	$159,042	$(1,686,654)	$1,166,956
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,295)	(2,295)	—	(4,402)	4,590	(4,402)
Other comprehensive loss	(2,295)	(2,295)	—	(4,402)	4,590	(4,402)
Comprehensive income (loss)	1,074,476	1,631,156	(15,654)	154,640	(1,682,064)	1,162,554
Less: Comprehensive income attributable to noncontrolling interests	—	—	(17,544)	(70,534)	—	(88,078)
Comprehensive income (loss) attributable to MGM Resorts International	$1,074,476	$1,631,156	$(33,198)	$84,106	$(1,682,064)	$1,074,476

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2016
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(593,124)	$1,066,700	$182,421	$393,008	$—	$1,049,005
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(113,333)	(138,987)	(1,337,988)	—	(1,590,308)
Dispositions of property and equipment	—	1,682	—	1,608	—	3,290
Proceeds from partial disposition of investment in unconsolidated affiliate	—	15,000	—	—	—	15,000
Acquisition of Borgata, net of cash acquired	—	(550,975)	—	—	—	(550,975)
Investments in unconsolidated affiliates	—	(1,555)	—	—	—	(1,555)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	543,036	—	—	—	543,036
Intercompany accounts	—	(1,264,341)	—	—	1,264,341	—
Other	—	(5,666)	—	(2,591)	—	(8,257)
Net cash used in investing activities	—	(1,376,152)	(138,987)	(1,338,971)	1,264,341	(1,589,769)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,016,000)	4,094,850	(2,411,600)	631,198	—	298,448
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Repayments under bank credit facilities - maturities longer than 90 days	(1,845,375)	—	—	—	—	(1,845,375)
Issuance of long-term debt	500,000	—	1,550,000	—	—	2,050,000
Retirement of senior notes	(2,255,392)	(2,661)	—	—	—	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)	—	—	—	(583,598)
Debt issuance costs	(28,254)	(1,530)	(76,120)	(32,550)	—	(138,454)
Issuance of MGM Growth Properties common shares in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties common share issuance costs	—	—	(75,032)	—	—	(75,032)
Acquisition of MGM China shares	(100,000)	—	—	—	—	(100,000)
MGP Operating Partnership distributions paid to consolidated subsidiaries	41,586		(41,586)	—	—	—
Distributions to noncontrolling interest owners	—	—	(15,134)	(63,556)	—	(78,690)
Intercompany accounts	4,070,558	(3,225,641)	158,822	260,602	(1,264,341)	—
Other	(4,377)	(32)	—	—	—	(4,409)
Net cash provided by financing activities	208,121	281,388	296,850	795,694	(1,264,341)	317,712
Effect of exchange rate on cash	—	—	—	(1,102)	—	(1,102)
Cash and cash equivalents
Net increase (decrease) for the period	(385,003)	(28,064)	340,284	(151,371)	—	(224,154)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$153,853	$276,104	$340,284	$675,917	$—	$1,446,158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

Executive Overview

Our primary business is the ownership and operation of integrated casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development and repay debt financings. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

According to the Las Vegas Convention and Visitors Authority, Las Vegas visitor volume decreased 1%, Las Vegas Strip REVPAR increased 4% and Las Vegas Strip gaming revenue increased 4% in the nine months ended September 30, 2017 compared to the prior year period. Results of operations for our domestic resorts in the nine months ended September 30, 2017 benefited from an increase in operating margins. Our rooms revenue benefited from robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

In the days immediately following the October 1st incident we experienced a brief increase in non-group room cancellations at our Las Vegas Strip resorts as compared to historic levels.  These cancellations largely related to room reservations booked for the fourth quarter.  In addition, during this period, we experienced a decline in forward non-group reservations as well as accompanying pricing pressure on the Las Vegas Strip.  As a result of the foregoing, we expect our Las Vegas Strip revenues for the fourth quarter of 2017 to decline compared to the prior year quarter.

As a significant number of MGM Macau’s customers are from mainland China, we believe operating results at MGM Macau are affected by economic conditions in mainland China as well as by certain policy initiatives enacted in mainland China and Macau. We believe a slowdown in China’s economic growth rate as well as the implementation of policies related to gaming promoters, the Chinese government’s restrictions on travel to Macau and restrictions on cross-border currency transactions led to a multi-year decrease in gross gaming revenues for the Macau market which lasted through the first half of 2016 and primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite the impact of these events and concerns over the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. We believe recent trends reflect stabilization and growth within the Macau market as gross gaming revenue has increased year over year in each month beginning in August 2016 and continuing through September 2017. In the nine months ended September 30, 2017, gross gaming revenue increased 19% compared to the same period in the prior year, primarily as a result of growth on the Cotai Strip. Additionally, according to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals increased 4% and overnight visitors increased 11% in the nine months ended September 30, 2017 compared to the same period in the prior year.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $3.4 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs, to develop MGM Cotai, a casino resort with capacity for up to 500 gaming tables and up to 1,500 slots, and featuring approximately 1,400 hotel rooms, built on an approximately 18 acre site on the Cotai Strip in Macau. The actual number of gaming tables allocated to MGM Cotai will be determined by the Macau government prior to opening, and such allocation is expected to be less than our 500 gaming table capacity. As a result of damage and delays caused by Typhoon Hato in August 2017, MGM Cotai is expected to open on January 29, 2018.

We were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield will be developed on approximately 14 acres of land in downtown Springfield. MGM’s plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500 space parking garage; with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in the third quarter of 2018.

MGM National Harbor Transaction

In October 2017, MGP acquired MGM National Harbor’s long-term leasehold interest and real property from our subsidiary in exchange for the assumption of $425 million of indebtedness from such subsidiary, the issuance of 9.8 million Operating Partnership units to such subsidiary, and cash of $463 million. The Operating Partnership repaid the debt with proceeds from the September 2017 offering of 13,225,000 of its Class A shares together with the proceeds from the offering of its 4.50% senior notes due 2028. Pursuant to an amendment of the master lease, MGP leased back the real property to our subsidiary and as a result, contracted annual rent payments to MGP increased by $95 million. Consistent with the master lease terms, 90% of this rent is fixed and will contractually grow at 2% per year until 2022, after which such escalator will be based on meeting a revenue to rent ratio as further described in Note 11.

See Note 1 and Note 11 in the accompanying consolidated financial statements for information regarding MGP and its subsidiaries, which we consolidate in our financial statements, and from which we lease certain of our real estate assets pursuant to a master lease agreement. All intercompany transactions, including transactions under the master lease, have been eliminated in consolidation.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues	$2,826,740	$2,515,115	$8,176,656	$6,994,303
Operating income	493,861	712,755	1,492,088	1,797,764
Net income	176,496	561,260	671,125	1,166,956
Net income attributable to MGM Resorts International	149,115	535,619	566,573	1,076,771

Summary Operating Results

Consolidated net revenue increased 12% and 17% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year, due primarily to the Borgata acquisition in August 2016, the opening of MGM National Harbor in December 2016, and an increase in casino and non-casino revenue at our domestic resorts. See “Operating Results – Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $494 million for the three months ended September 30, 2017 compared to $713 million for the same period in the prior year. The current year quarter included a full quarter of operations at Borgata and $18 million of operating income from MGM National Harbor. The prior year quarter included a $430 million gain related to the Borgata acquisition on August 1, 2016 and $152 million of NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy, which included the expense at our domestic resorts as well as our 50% share of expense recognized at CityCenter. For the three months ended September 30, 2017, operating income at our domestic resorts increased 82%, or $245 million, compared to the prior year period, and benefitted from the contributions from Borgata and MGM National Harbor. Operating income at MGM China was $35 million compared to $84 million in the prior year period. Income from unconsolidated affiliates was $38 million for the three months ended September 30, 2017 compared to $33 million in the prior year period. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Preopening expense decreased 7%, or $2 million, compared to the prior year quarter as a result of the opening of MGM National Harbor in December 2016. Preopening expense in the three months ended September 30, 2017 primarily related to our MGM Cotai and MGM Springfield projects. Property transactions, net increased $9 million, compared to the prior year quarter and primarily related to costs associated with the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Hotel.

Consolidated operating income was $1.5 billion for the nine months ended September 30, 2017 compared to $1.8 billion for the same period in the prior year. The current year period included a full nine months of operations at Borgata, which included a benefit of $36 million related to Borgata’s share of a property tax settlement from Atlantic City, $46 million of operating income from MGM National Harbor and a benefit of $45 million related to the modification of the NV Energy exit fee, which included the benefit recognized at our domestic resorts as well as our 50% share of the benefit recognized at CityCenter. The prior year period included the gain related to the Borgata acquisition and charge related to the NV Energy exit fee, as discussed above. Operating income at our domestic resorts increased 46%, or $488 million, in the nine months ended September 30, 2017 compared to the prior year period, and benefitted from the contributions from Borgata and MGM National Harbor. Operating income at MGM China decreased 18%, or $32 million, compared to the prior year period. Income from unconsolidated affiliates was $118 million for the nine months ended September 30, 2017 compared to $496 million in the prior year period. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Preopening expense decreased 16%, or $13 million, compared to the prior year period as a result of the opening of MGM National Harbor in December 2016 and the opening of the T-Mobile Arena in April 2016. Preopening expense in the nine months ended September 30, 2017 primarily related to our MGM Cotai and MGM Springfield projects. Property transactions, net increased $18 million compared to the prior year period and primarily related to costs associated with the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Hotel.

Operating Results – Segment Information

The following table presents detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net revenues
Domestic resorts	$2,235,165	$1,898,654	$6,392,493	$5,212,368
MGM China	470,775	499,822	1,421,892	1,420,802
Reportable segment net revenues	2,705,940	2,398,476	7,814,385	6,633,170
Corporate and other	120,800	116,639	362,271	361,133
	$2,826,740	$2,515,115	$8,176,656	$6,994,303
Adjusted EBITDA
Domestic resorts	$713,589	$570,178	$2,019,026	$1,570,192
MGM China	118,237	149,868	377,539	383,187
Reportable segment Adjusted Property EBITDA	831,826	720,046	2,396,565	1,953,379
Corporate and other	(51,305)	(57,605)	(112,825)	253,578
	$780,521	$662,441	$2,283,740	$2,206,957

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Domestic resorts net revenues	$2,235,165	$1,898,654	$6,392,493	$5,212,368
Net revenues related to Borgata	(244,078)	(151,006)	(654,586)	(151,006)
Net revenues related to MGM National Harbor	(179,606)	—	(530,553)	—
Domestic resorts same-store net revenues	$1,811,481	$1,747,648	$5,207,354	$5,061,362

The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Casino revenue, net
Table games	$395,645	$277,206	$1,084,380	$764,010
Slots	647,999	516,431	1,861,873	1,356,672
Other	36,847	23,254	109,038	55,304
Casino revenue, net	1,080,491	816,891	3,055,291	2,175,986
Non-casino revenue
Rooms	550,744	515,447	1,628,488	1,475,165
Food and beverage	468,984	433,941	1,356,282	1,192,112
Entertainment, retail and other	351,104	323,881	980,460	870,370
Non-casino revenue	1,370,832	1,273,269	3,965,230	3,537,647
	2,451,323	2,090,160	7,020,521	5,713,633
Less: Promotional allowances	(216,158)	(191,506)	(628,028)	(501,265)
	$2,235,165	$1,898,654	$6,392,493	$5,212,368

The following table presents detailed domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Casino revenue, net
Table games	$270,419	$243,157	$725,276	$729,961
Slots	450,067	441,251	1,312,350	1,281,493
Other	18,369	14,381	55,233	46,431
Casino revenue, net	738,855	698,789	2,092,859	2,057,885
Non-casino revenue
Rooms	504,615	491,642	1,505,576	1,451,360
Food and beverage	404,305	407,576	1,177,928	1,165,747
Entertainment, retail and other	328,126	315,232	920,481	861,721
Non-casino revenue	1,237,046	1,214,450	3,603,985	3,478,828
	1,975,901	1,913,239	5,696,844	5,536,713
Less: Promotional allowances	(164,420)	(165,591)	(489,490)	(475,351)
	$1,811,481	$1,747,648	$5,207,354	$5,061,362

Casino revenue for the three months ended September 30, 2017 increased 32% compared to the same period in the prior year. Same-store casino revenue increased 6% compared to the prior year quarter due primarily to an 11% increase in same-store table games revenue. Same-store table games volume increased 8% compared to the prior year quarter and same-store table games hold percentage increased to 25.0% from 23.7% in the prior year quarter. On a same-store basis, slots revenue increased 2% compared to the prior year quarter.

Casino revenue for the nine months ended September 30, 2017 increased 40% compared to the same period in the prior year. Same-store casino revenue increased 2% compared to the prior year period due primarily to a 2% increase in same-store slots revenue. Same-store table games revenue decreased 1% compared to the prior year period partially due to a decrease in same-store table games hold percentage to 23.1% in the current year period from 23.4% in the prior year period. Same-store table games volume increased 2% compared to the prior year period.

The following table shows key gaming statistics for the Company’s Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Table Games Drop	$1,003	$897	$2,868	$2,774
Table Games Win %	26.8%	25.0%	24.5%	24.7%
Slot Handle	$3,211	$3,169	$9,267	$9,122
Slot Hold %	8.7%	8.7%	8.7%	8.6%

Domestic resorts rooms revenue increased 7% for the three months ended September 30, 2017 compared to the prior year quarter. On a same-store basis, rooms revenue increased 3% for the three months ended September 30, 2017 as a result of a 4% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

Domestic resorts rooms revenue increased 10% for the nine months ended September 30, 2017 compared to the same period in the prior year. On a same-store basis, rooms revenue increased 4% for the nine months ended September 30, 2017 as a result of a 5% increase in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Occupancy	95%	97%	94%	94%
Average Daily Rate (ADR)	$164	$155	$167	$158
Revenue per Available Room (REVPAR)	$156	$150	$156	$149

Entertainment revenue for the three and nine months ended September 30, 2017 increased 7% and 11%, respectively, compared to the same periods in the prior year. Same-store entertainment revenue for the three months ended September 30, 2017 increased 2% compared to the same period in the prior year due to the opening of the Park Theater in December 2016. Same-store entertainment revenue for the nine months ended September 30, 2017 increased 6% compared to the same period in the prior year due to the previously mentioned opening of the Park Theater in December 2016, and an increase in Cirque du Soleil revenue.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$713,589	$570,178	$2,019,026	$1,570,192
Adjusted Property EBITDA related to Borgata	(78,853)	(36,099)	(239,195)	(36,099)
Adjusted Property EBITDA related to MGM National Harbor	(37,449)	—	(106,569)	—
Domestic resorts Same-store Adjusted Property EBITDA	$597,287	$534,079	$1,673,262	$1,534,093

Adjusted Property EBITDA at our domestic resorts increased 25% during the three months ended September 30, 2017 compared to the prior year quarter, and was positively impacted by a full quarter of operations at Borgata, and $37 million of Adjusted Property EBITDA from MGM National Harbor. Same-store Adjusted Property EBITDA increased 12% during the three months ended September 30, 2017 compared to the prior year quarter and Same-store Adjusted Property EBITDA margin for the three months ended

September 30, 2017 increased by 241 basis points compared to the prior year period to 33.0% due to an increase in casino and non-casino revenues, as discussed above.

Adjusted Property EBITDA at our domestic resorts increased 29% during the nine months ended September 30, 2017 compared to the prior year period, and was positively impacted by a full nine months of operations at Borgata, which included a benefit of $36 million related to a property tax settlement, and $107 million of Adjusted Property EBITDA from MGM National Harbor. Same-store Adjusted Property EBITDA increased 9% during the nine months ended September 30, 2017 compared to the prior year period and Same-store Adjusted Property EBITDA margin for the nine months ended September 30, 2017, increased by 182 basis points compared to the same prior year period to 32.1% due to an increase in casino and non-casino revenues, as discussed above.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Casino revenue, net
VIP table games	$175,122	$180,454	$509,183	$521,374
Main floor table games	241,416	272,456	756,967	753,767
Slots	45,375	37,938	129,708	118,371
Casino revenue, net	461,913	490,848	1,395,858	1,393,512
Non-casino revenue	28,729	29,354	83,120	87,972
	490,642	520,202	1,478,978	1,481,484
Less: Promotional allowances	(19,867)	(20,380)	(57,086)	(60,682)
	$470,775	$499,822	$1,421,892	$1,420,802

For the three months ended September 30, 2017, net revenue for MGM China decreased 6% compared to the same period in the prior year, primarily as a result of an 11% decrease in main floor table games revenue. Main floor table games volume decreased 3% and hold percentage decreased to 18.4% in the current year quarter from 20.1% in the prior year quarter. VIP table games revenue decreased 3% due to a 6% decrease in turnover, partially offset by an increase in hold percentage to 3.3% in the current year quarter from 3.0% in the prior year quarter.

MGM China’s Adjusted EBITDA for the three months ended September 30, 2017 and 2016 was $118 million and $150 million, respectively, and Adjusted EBITDA margin decreased 487 basis points to 25.1% in the current year quarter compared to 30.0% in the prior year quarter due primarily to a decrease in main floor table games revenue and an increase in general and administrative expense. Excluding license fees of $8 million in the current year quarter and $9 million in the prior year quarter, Adjusted EBITDA decreased 20%.

For the nine months ended September 30, 2017, net revenue for MGM China was flat compared to the same period in the prior year. Main floor table games volume decreased 5% and was offset by an increase in hold percentage to 20.0% in the current year period from 18.8% in the prior year period. VIP table games revenue decreased 2% due to a 7% decrease in turnover, partially offset by an increase in hold percentage to 3.2% in the current year period from 3.0% in the prior year period. Slots revenue increased 10% due to a 5% increase in slot handle and an increase in hold percentage to 4.5% in the current year period from 4.3% in the prior year period.

MGM China’s Adjusted EBITDA for the nine months ended September 30, 2017 and 2016 was $378 million and $383 million, respectively. Adjusted EBITDA margin decreased 42 basis points to 26.6% in the current year period from 27.0% in the prior year. Excluding license fees of $25 million for both the nine months ended September 30, 2017 and 2016, Adjusted EBITDA decreased 1%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended September 30, 2017 increased compared to the same period in the prior year due to an increase in operating results at City Center, partially offset by the cessation of equity method accounting for Borgata subsequent to the acquisition in the prior year period. Corporate and other Adjusted EBITDA for the nine months ended September 30, 2017 decreased compared to the same period in the prior year due to our share of the gain from the sale of Crystals at CityCenter recognized in the prior year, partially offset by the cessation of equity method accounting for Borgata subsequent to the acquisition in the prior year period. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
CityCenter	$34,584	$12,382	$109,549	$419,377
Borgata	—	14,243	—	61,169
Other	3,117	5,952	8,438	15,042
	$37,701	$32,577	$117,987	$495,588

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended September 30, 2017 was $35 million, compared to $12 million in the prior year period. The prior year period included $13 million related to our share of NV Energy exit expense. At Aria, casino revenues increased 4% for the three months ended September 30, 2017 compared to the prior year period. Table games volume increased 5% and hold percentage decreased to 23.5% in the current year quarter compared to 25.4% in the prior year quarter. Slots revenue increased 3% compared to the same period in the prior year due to a 10% increase in slots volume, which was partially offset by a decrease in slot hold percentage to 7.7% in the current year quarter compared to 8.2% in the prior year quarter. REVPAR increased by 8% and 4% at Aria and Vdara, respectively, which led to a 7% increase in CityCenter’s rooms revenue in the current year quarter compared to the prior year quarter. CityCenter’s operating income in the prior year quarter included a $26 million charge related to NV Energy exit expense.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the nine months ended September 30, 2017 was $110 million, which included a benefit of $4 million related to our share of the modification of the NV Energy exit fee. Our share of CityCenter’s operating income for the nine months ended September 30, 2016 was $419 million, which included a $397 million gain related to the sale of Crystals, of which $196 million related to our 50% share of the gain recorded by CityCenter and $201 million related to the reversal of certain basis differences, partially offset by a $41 million charge related to our share of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre and $13 million related to our share of NV Energy exit expense. At Aria, casino revenues increased 12% for the nine months ended September 30, 2017 compared to the prior year period. Table games revenue increased 18% due to a 4% increase in table games volume and an increase in hold percentage to 25.2% in the nine months ended September 30, 2017 compared to 23.1% for the same period in 2016. Slots revenue increased 2% compared to the same period in the prior year due to a 5% increase in slot volume. REVPAR increased by 7% and 4% at Aria and Vdara, respectively, which led to a 5% increase in CityCenter’s rooms revenue in the nine months ended September 30, 2017 compared to the same period in 2016. CityCenter’s operating results for the nine months ended September 30, 2017 benefited from $8 million related to the modification of the NV Energy exit fee. CityCenter’s operating results for the nine months ended September 30, 2016 were affected by $82 million of accelerated depreciation associated with the April 2016 closure of the Zarkana theatre and $26 million of NV Energy exit expense.

Non-operating Results

Interest Expense

Gross interest expense for the three and nine months ended September 30, 2017 decreased $9 million and $32 million, respectively, compared to the prior year period due to a decrease in the average debt outstanding related to our senior notes and a decrease in the weighted average interest rate of our senior notes. This was partially offset by an increase in the average debt outstanding under our credit facilities and an increase in amortization of debt issuance costs. Capitalized interest was $29 million and $78 million during the three and nine months ended September 30, 2017, compared to $33 million and $88 million during the three and nine months ended September 30, 2016, respectively. The decrease in capitalized interest in both the three and nine month periods was due primarily to the substantial completion of MGM National Harbor in December 2016, partially offset by an increase related to the MGM Cotai and MGM Springfield projects during the first nine months of 2017.

Non-operating Items from Unconsolidated Affiliates

Non-operating expense from unconsolidated affiliates decreased in the three and nine months ended September 30, 2017 compared to the same period in the prior year due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method.

Other, net

Other expenses for the three months ended September 30, 2017 were primarily comprised of a $30 million loss incurred on the early retirement of debt related to the $475 million principal amount of our 11.375% senior notes due 2018. Other expenses for the three months ended September 30, 2016 were primarily comprised of a $16 million loss on the early retirement of debt related to the previously outstanding $743 million 7.625% senior notes due 2017. Other expenses for the nine months ended September 30, 2017 were primarily comprised of the $30 million loss incurred on the early retirement of debt discussed above. Other expenses for the nine months ended September 30, 2016 were primarily comprised of the $16 million loss on retirement of debt discussed above, as well as a $49 million loss incurred on the early retirement of debt related to the $1.23 billion aggregate principal amount of our previously outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016.

Income Taxes

Our effective tax rate for the three months ended September 30, 2017 was a provision of 39.5% compared to a benefit of 8.7% in the prior year quarter, resulting in income tax provision of $115 million compared to income tax benefit of $45 million in the prior year quarter. Our effective tax rate for the nine months ended September 30, 2017 was a provision of 27.3% compared to a benefit of 1.3% in the prior year period, resulting in income tax provision of $252 million in the current year period compared to income tax benefit of $15 million in the prior year period. The effective tax rate for the three months ended September 30, 2017 was unfavorably impacted by income tax expense of $38 million due to an increase in the valuation allowance against the foreign tax credit deferred tax asset while the prior year quarter was favorably impacted by income tax benefit of $169 million due to a reduction in the valuation allowance against the foreign tax credit deferred tax asset, partially offset by $36 million of income tax expense attributable to the remeasurement of Macau deferred tax liabilities resulting from a change in assumption concerning renewal of the exemption from the Macau complementary tax on gaming profits. The nine months ended September 30, 2016 were also favorably impacted by income tax benefit of $77 million due to a net reduction in the valuation allowance against the foreign tax credit deferred tax asset. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 2 in the accompanying consolidated financial statements for further discussion of these assumptions.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)
Net income attributable to MGM Resorts International	$149,115	$535,619	$566,573	$1,076,771
Plus: Net income attributable to noncontrolling interests	27,381	25,641	104,552	90,185
Net income	176,496	561,260	671,125	1,166,956
Provision (benefit) for income taxes	115,115	(44,995)	251,551	(15,205)
Income before income taxes	291,611	516,265	922,676	1,151,751
Non-operating (income) expense
Interest expense, net of amounts capitalized	163,287	168,048	511,404	533,069
Non-operating items from unconsolidated affiliates	8,825	11,132	26,302	45,229
Other, net	30,138	17,310	31,706	67,715
	202,250	196,490	569,412	646,013
Operating income	493,861	712,755	1,492,088	1,797,764
NV Energy exit expense	—	139,335	(40,629)	139,335
Preopening and start-up expenses	29,349	31,660	65,508	78,444
Property transactions, net	7,711	(1,268)	22,650	4,717
Gain on Borgata transaction	—	(429,778)	—	(429,778)
Depreciation and amortization	249,600	209,737	744,123	616,475
Adjusted EBITDA	$780,521	$662,441	$2,283,740	$2,206,957

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$131,413	$—	$—	$722	$24,896	$157,031
MGM Grand Las Vegas	68,117	—	(1)	393	17,338	85,847
Mandalay Bay	62,325	—	—	271	21,371	83,967
The Mirage	36,018	—	—	96	10,133	46,247
Luxor	27,249	—	—	308	9,373	36,930
New York-New York	29,043	—	(154)	122	6,741	35,752
Excalibur	28,395	—	—	161	4,520	33,076
Monte Carlo	(5,792)	—	1,855	4,013	9,344	9,420
Circus Circus Las Vegas	21,276	—	2	30	4,235	25,543
MGM Grand Detroit	36,704	—	—	—	5,608	42,312
Beau Rivage	20,719	—	—	355	6,326	27,400
Gold Strike Tunica	11,494	—	—	—	2,268	13,762
Borgata	61,289	—	153	91	17,320	78,853
MGM National Harbor	17,811	—	24	—	19,614	37,449
Domestic resorts	546,061	—	1,879	6,562	159,087	713,589
MGM China	34,855	—	22,030	876	60,476	118,237
Unconsolidated resorts	37,701	—	—	—	—	37,701
Management and other operations	1,952	—	—	—	2,413	4,365
	620,569	—	23,909	7,438	221,976	873,892
Stock compensation	(12,099)	—	—	—	—	(12,099)
Corporate	(114,609)	—	5,440	273	27,624	(81,272)
	$493,861	$—	$29,349	$7,711	$249,600	$780,521

	Three Months Ended September 30, 2016
				Property
				Transactions,
		NV Energy	Preopening	Net and Gain	Depreciation
	Operating	Exit	and Start-up	on Borgata	and	Adjusted
	Income (Loss)	Expense	Expenses	Transaction	Amortization	EBITDA

	(In thousands)
Bellagio	$81,805	$23,815	$—	$(150)	$21,320	$126,790
MGM Grand Las Vegas	39,251	25,365	—	623	17,521	82,760
Mandalay Bay	26,641	29,123	223	797	22,512	79,296
The Mirage	14,438	13,813	—	16	9,799	38,066
Luxor	8,827	11,594	181	151	8,932	29,685
New York-New York	17,983	7,439	105	79	4,668	30,274
Excalibur	13,366	9,083	—	618	4,009	27,076
Monte Carlo	3,937	8,409	363	54	6,001	18,764
Circus Circus Las Vegas	4,923	10,694	—	104	4,049	19,770
MGM Grand Detroit	38,183	—	—	—	5,841	44,024
Beau Rivage	18,822	—	—	3	6,467	25,292
Gold Strike Tunica	9,788	—	—	10	2,484	12,282
Borgata	22,830	—	51	79	13,139	36,099
Domestic resorts	300,794	139,335	923	2,384	126,742	570,178
MGM China	84,304	—	8,298	(1,148)	58,414	149,868
Unconsolidated resorts	32,496	—	81	—	—	32,577
Management and other operations	(324)	—	—	—	1,625	1,301
	417,270	139,335	9,302	1,236	186,781	753,924
Stock compensation	(11,123)	—	—	—	—	(11,123)
Corporate	306,608	—	22,358	(432,282)	22,956	(80,360)
	$712,755	$139,335	$31,660	$(431,046)	$209,737	$662,441

	Nine Months Ended September 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$334,175	$(6,970)	$—	$845	$69,041	$397,091
MGM Grand Las Vegas	206,395	(7,424)	6	1,237	53,357	253,571
Mandalay Bay	168,070	(8,524)	—	261	70,549	230,356
The Mirage	121,273	(4,043)	—	213	29,273	146,716
Luxor	76,151	(3,394)	—	1,472	28,416	102,645
New York-New York	82,488	(2,025)	(162)	305	22,282	102,888
Excalibur	79,457	(2,658)	—	419	13,309	90,527
Monte Carlo	943	(2,461)	2,904	14,003	33,269	48,658
Circus Circus Las Vegas	47,258	(3,130)	452	765	12,395	57,740
MGM Grand Detroit	115,248	—	—	—	17,081	132,329
Beau Rivage	50,317	—	—	360	18,315	68,992
Gold Strike Tunica	34,890	—	—	(22)	6,881	41,749
Borgata	180,266	—	1,430	1,311	56,188	239,195
MGM National Harbor	46,410	—	251	—	59,908	106,569
Domestic resorts	1,543,341	(40,629)	4,881	21,169	490,264	2,019,026
MGM China	151,084	—	45,188	1,208	180,059	377,539
Unconsolidated resorts	117,987	—	—	—	—	117,987
Management and other operations	18,373	—	—	—	6,005	24,378
	1,830,785	(40,629)	50,069	22,377	676,328	2,538,930
Stock compensation	(37,508)	—	—	—	—	(37,508)
Corporate	(301,189)	—	15,439	273	67,795	(217,682)
	$1,492,088	$(40,629)	$65,508	$22,650	$744,123	$2,283,740

	Nine Months Ended September 30, 2016
				Property
				Transactions,
		NV Energy	Preopening	Net and Gain	Depreciation
	Operating	Exit	and Start-up	on Borgata	and	Adjusted
	Income (Loss)	Expense	Expenses	Transaction	Amortization	EBITDA

	(In thousands)
Bellagio	$271,058	$23,815	$—	$(89)	$66,195	$360,979
MGM Grand Las Vegas	180,806	25,365	—	1,123	53,849	261,143
Mandalay Bay	102,125	29,123	252	1,955	67,166	200,621
The Mirage	68,564	13,813	—	(397)	30,264	112,244
Luxor	39,873	11,594	1,625	524	27,514	81,130
New York-New York	68,476	7,439	477	179	15,084	91,655
Excalibur	51,076	9,083	—	3,587	12,161	75,907
Monte Carlo	30,208	8,409	508	206	22,553	61,884
Circus Circus Las Vegas	23,211	10,694	—	234	12,096	46,235
MGM Grand Detroit	110,029	—	—	—	17,827	127,856
Beau Rivage	56,472	—	—	(59)	19,714	76,127
Gold Strike Tunica	30,892	—	—	103	7,317	38,312
Borgata	22,830	—	51	79	13,139	36,099
Domestic resorts	1,055,620	139,335	2,913	7,445	364,879	1,570,192
MGM China	183,209	—	20,746	123	179,109	383,187
Unconsolidated resorts	492,420	—	3,168	—	—	495,588
Management and other operations	3,261	—	1,150	—	5,377	9,788
	1,734,510	139,335	27,977	7,568	549,365	2,458,755
Stock compensation	(31,432)	—	—	—	—	(31,432)
Corporate	94,686	—	50,467	(432,629)	67,110	(220,366)
	$1,797,764	$139,335	$78,444	$(425,061)	$616,475	$2,206,957

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at September 30, 2017 were $2.0 billion, which included $336 million at MGM China and $1.1 billion at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2017 compared to cash provided by operating activities of $1.0 billion in the prior year period. Operating cash flows increased in the current year period due to an increase in operating income at our domestic resorts and a decrease in cash paid for interest, partially offset by a decrease in operating income at MGM China and an increase in income taxes paid.

Investing activities. We made capital expenditures of $1.4 billion for the nine months ended September 30, 2017, of which $744 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $711 million related to the construction of MGM Cotai and $33 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $654 million included $170 million related to MGM National Harbor, $172 million related to the construction of MGM Springfield, and $128 million related to the Monte Carlo rebranding as well as various room remodels, construction of the parking garage at Excalibur, a waterpark at Circus Circus, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the nine months ended September 30, 2017 related to construction materials, furniture and fixtures, and external labor costs.

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

Distributions from unconsolidated affiliates for the nine months ended September 30, 2017 consisted of our $300 million share of a $600 million dividend paid by CityCenter in April 2017. Distributions from unconsolidated affiliates for the nine months ended September 30, 2016 primarily related to a $540 million distribution paid by CityCenter in May 2016.

During the nine months ended September 30, 2016, we received $15 million of proceeds related to the partial disposition of our investment in the Las Vegas Arena Company, LLC, and we paid approximately $594 million and acquired cash of approximately $43 million in connection with the acquisition of Boyd Gaming’s ownership interest in Borgata.

Financing activities. In the nine months ended September 30, 2017, we borrowed net debt of $466 million which primarily consisted of a $300 million draw on our senior credit facility, a $334 million draw on the MGM China credit facility, and a $28 million draw on the MGM National Harbor credit facility, as well as MGP’s issuance of $350 million 4.50% senior notes due 2028 in connection with the MGM National Harbor transaction, partially offset by the redemption of our $475 million 11.375% senior notes at a premium, as well as amortization payments on our term loan facilities. We paid $10 million of debt issuance costs related to the issuance of MGP’s senior notes and the amendments to the MGM China and MGP credit facilities.

In the nine months ended September 30, 2016, we repaid net debt of $493 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior credit facility and entered into an amended and restated senior credit facility under which we borrowed $250 million, and the Operating Partnership borrowed $2.2 billion under its senior credit facility. In addition, MGM National Harbor borrowed $425 million under its credit facility, MGM China borrowed $206 million under its revolving credit facility, and we permanently repaid $584 million under Borgata’s credit facility. The following senior notes were issued during the nine months of 2016:

•	$500 million 4.625% senior notes, due 2026 issued by us;
•	$500 million 4.50% senior notes, due 2026 issued by the Operating Partnership; and
•	$1.05 billion 5.625% senior notes, due 2024 issued by the Operating Partnership.

We redeemed the following senior notes during the nine months of 2016:

•	$743 million 7.625% senior notes, due 2017 at a premium;
•	$732.7 million 7.50% senior notes, due 2016 at a premium;
•	$500 million 10% senior notes, due 2016 at a premium; and
•	$242.9 million 6.875% senior notes in April 2016 at maturity.

Additionally, we paid $138 million of debt issuance costs related to the senior notes issued in August 2016, the MGP financing transactions, the MGM National Harbor credit facility and the February 2016 amendment to the MGM China credit facility.

In September 2017, MGP received net proceeds of $388 million from a secondary offering of its Class A shares issued in connection with the MGM National Harbor transaction and during the nine months ended September 30, 2016, MGP received net proceeds of $1.1 billion in connection with the MGP IPO in April 2016. In August 2016 we also paid $100 million as part of the consideration for the purchase of an additional 188.1 million common shares of our MGM China subsidiary.

In the nine months ended September 30, 2017, we paid $190 million of dividends to our common shareholders, MGP distributed $67 million to noncontrolling interests and MGM China distributed $59 million to noncontrolling interests. In the nine months ended September 30, 2016, MGP distributed $15 million to noncontrolling interests and MGM China distributed $51 million to noncontrolling interests.

In September 2017, we repurchased and retired $328 million of our common stock pursuant to our stock repurchase plan.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At September 30, 2017, we had $13.6 billion in principal amount of indebtedness, including $541 million of borrowings outstanding under our $1.5 billion senior credit facility, $2.1 billion outstanding under the $2.7 billion MGP senior credit facility, $2.3 billion outstanding under the $3.0 billion MGM China credit facility and $478 million outstanding under the $525 million MGM National Harbor credit facility. In October 2017, the total borrowings outstanding under the MGM National Harbor credit facility were repaid in connection with the MGM National Harbor transaction. We have an estimated $713 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through September 30, 2017 and we expect to make capital investments as described below during the fourth quarter of 2017. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $235 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM Springfield; and

•	Approximately $105 million in capital expenditures related to the MGM Springfield project.

During the fourth quarter of 2017, MGM China expects to spend approximately $20 million in capital improvements at MGM Macau and $255 million on the MGM Cotai project, excluding capitalized interest and land-related costs.

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

MGM Resorts International dividend. On November 7, 2017, our Board of Directors approved a quarterly dividend to holders of record on December 11, 2017 of $0.11 per share, totaling $62 million, which will be paid on December 15, 2017.

MGP distributions. On September 15, 2017, MGP’s Board of Directors declared a quarterly dividend of $0.3950 per Class A share totaling $28 million, which was paid on October 13, 2017 to holders of record on September 29, 2017. We concurrently received a $73 million distribution attributable to our ownership of Operating Partnership units, which remained within the consolidated entity.

MGM Resorts International stock repurchase program. In September 2017, our Board of Directors authorized a $1.0 billion stock repurchase program, under which we may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Repurchased shares are retired. The remaining availability under the stock repurchase program was approximately $672 million as of September 30, 2017.

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

The Operating Partnership has entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and had the following terms as of September 30, 2017:

•	$500 million notional value, pay weighted average pay fixed rate of 1.76%, receive variable rate resetting monthly to one-month LIBOR, maturing November 30, 2021; and
•	$700 million notional value, pay weighted average pay fixed rate of 1.90%, receive variable rate resetting monthly to one-month LIBOR, maturing November 30, 2021.

As of September 30, 2017, variable rate borrowings represented 31% of our total borrowings after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above. Assuming a 100 basis-point increase in LIBOR (after giving effect to the $1.2 billion notional amount of Operating Partnership interest rate swaps discussed above), our annual interest cost would increase by $19 million based on gross amounts outstanding at September 30, 2017. Assuming a 100 basis-point increase in HIBOR for the MGM China credit facility, our annual interest cost would increase by $23 million based on amounts outstanding at September 30, 2017. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	2017
	(In millions)
Fixed-rate	$—	$—	$850	$1,500	$1,250	$4,653	$8,253	$9,017
Average interest rate	N/A	N/A	8.6%	6.3%	6.6%	5.9%	6.3%
Variable rate	$94	$841	$1,470	$81	$1,140	$1,744	$5,370	$5,374
Average interest rate	3.0%	2.9%	2.8%	3.6%	3.6%	3.5%	3.2%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot ensure that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of September 30, 2017, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $3 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $23 million.

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
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is a publicly traded company listed on the Hong Kong Stock Exchange.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. Pending lawsuits were first filed in October 2017 and include two individual actions filed in the District Court of Clark County, Nevada and three individual actions and one putative class action filed in the Superior Court of Los Angeles County, California. Additional lawsuits related to this incident may be filed in the future.

We are currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against these lawsuits and ultimately believe we should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of us or any of our affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. In the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage.

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

On March 25, 2016, the sole objector to the adequacy of the settlement filed a Notice of Appeal as to the Final Judgment and related orders entered by the court concerning the plan of settlement distribution and award of attorneys’ fees and expenses to the lead plaintiffs’ counsel. On September 15, 2017, the Ninth Circuit Court of Appeals issued its decision affirming the Final Judgment. Unless the objector files an appeal with the United States Supreme Court, the Ninth Circuit’s decision will become final on December 15, 2017.

Environmental proceedings. In June 2017, the Clark County Department of Air Quality (the “Department”) issued a Notice of Violation to the Company for alleged violations of the Clark County Air Quality Regulations and permit conditions at several of the Company’s properties on the Las Vegas Strip. In September 2017, the Company reached a settlement with the Department and has agreed to pay $150,000 for such violations (without admitting to any liability or error), $30,000 of which is deferred and will be cancelled if we comply with the settlement and certain other defined violations do not occur during the one year period following the date the Department issues a final permit per the application submitted to the Department on August 21, 2017.

Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those factors for the nine months ended September 30, 2017, except as discussed below.

Risks Related to Our Business

Our business may be materially affected by changes to fiscal and tax policies. Congress has recently introduced tax reform legislation that would make significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate, moving from a worldwide to a territorial system of taxing multi-national companies and limitations on interest expense and other corporate deductions, among other changes. Although we cannot predict what changes, if any, will actually be enacted, any such changes could have a material effect on our business, financial condition, results of operations and cash flows.

We are required to obtain an occupation permit for our development in Cotai, Macau by January 8, 2018. As a result of the significant damage caused by Typhoon Hato on August 23, 2017, we decided to seek an extension from the Macau government in the event we are unable to timely complete the procedures required to receive our occupation permit by January 8, 2018. The land concession for our approximately 18 acre site on Cotai, Macau was officially gazetted on January 9, 2013, and therefore, if we do not receive the occupation permit from the government for our proposed resort and casino by January 8, 2018, the Macau government has the right to apply certain monetary penalties, or to unilaterally terminate the land concession contract, in each case unless the deadline is extended or the delay is due to a situation of force majeure. As a result of the significant damage caused by Typhoon Hato, MGM China developed a revised schedule for completing repair works and processing governmental inspections that are necessary for obtaining relevant licenses to operate MGM Cotai. MGM China now anticipates opening MGM Cotai on January 29, 2018, although, MGM China still anticipates that it will be able to receive the occupation permit for the development prior to the January 8, 2018 deadline. MGM China has discussed this revised timeline with the Macau government and has applied for an extension to the January 8 deadline to receive the occupation permit and for the delay to be treated as a situation of force majeure. While we believe the government of Macau would accept our position with respect to any such potential force majeure claim, there can be no assurance that the government would accept our position, that we will be able to otherwise extend the January 8 deadline, or that we will be able to complete the necessary repair work and governmental inspection processes by the times required to timely receive the occupation permit. A loss of the land concession could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility and the Operating Partnership is a borrower under its senior secured credit facility, all of which contain covenants that restrict the respective borrower’s ability to engage in certain transactions. In particular, these credit agreements require MGM China and the Operating Partnership to satisfy certain financial covenants and impose certain operating and financial restrictions on them and their respective subsidiaries (including, with respect to MGM China, MGM Grand Paradise), respectively. These restrictions include, among other things, limitations on their ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets. MGM China is in the process of amending its credit facility to, among other things, increase the maximum leverage ratio covenant for fiscal year 2018, which MGM China believes will be necessary due to the delay in the MGM Cotai opening date as a result of the damage and delays caused to MGM Cotai in August 2017 by Typhoon Hato. If MGM China is unable to obtain an amendment or waiver to the maximum leverage ratio, MGM China could be at risk of default under its credit agreement and would be unable to make any draws under that facility. Moreover, an acceleration of the debt under the MGM China facility by the lenders could adversely affect our financial condition and results of operations if MGM China is unable to refinance the defaulted facility, all of which would likely have a negative effect on MGM China’s growth.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2017:

Approximate
			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)

July 1, 2017 — July 31, 2017	–	$–	–	$–
August 1, 2017 — August 31, 2017	–	$–	–	$–
September 1, 2017 — September 30, 2017	10,000,000	$32.75	10,000,000	$672,500

_________________________

On September 5, 2017, the Company announced that its Board of Directors had adopted a $1.0 billion stock repurchase program. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in the open market or in privately negotiated agreements. Repurchases under the program may be suspended or discontinued at any time. All shares repurchased by the Company during the three months ended September 30, 2017 were purchased pursuant to the Company’s publicly announced stock repurchase program and have been retired.

Item 6.	Exhibits

4.1

Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 21, 2017).

10.1	Third Amendment to the Hotel and Casino Ground Lease, dated as of August 21, 2017, by and between National Harbor Grand LLC and MGM National Harbor, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: November 9, 2017	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)