Form 10-K
period 2017-12-31
MGM Resorts International
filed 2018-03-01
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company Emerging Growth Company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes            No    X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2017 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2017) was $17.9 billion.  As of February 23, 2018, 566,367,426 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

MGM Resorts International is a Delaware corporation incorporated in 1986 that acts largely as a holding company and, through subsidiaries, owns and operates integrated casino, hotel, and entertainment resorts across the United States and in Macau. As discussed further below, we lease certain of our real estate assets from MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), which is a consolidated subsidiary.

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

MGM Growth Properties

On April 25, 2016, MGM Growth Properties LLC (“MGP”), a consolidated subsidiary, completed its initial public offering (“IPO”). MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through the Operating Partnership. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. We own MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while we, as the owner of the Class B share, are entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as our and our controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The sole general partner of the Operating Partnership is also a subsidiary of MGP.

MGP used the proceeds from its IPO to purchase operating partnership units in the Operating Partnership. Concurrently, we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to the Operating Partnership in exchange for operating partnership units. A wholly owned subsidiary of the Operating Partnership (the “landlord”) subsequently leased the properties to a subsidiary of ours (the “tenant”) pursuant to a long-term triple-net master lease agreement (the “master lease”).

In August 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Subsequently, MGP acquired Borgata’s real property from us, and in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from us. In connection with these transactions, we entered into amendments to the master lease for our subsidiary to lease back the real estate assets of Borgata and MGM National Harbor from the landlord.

As of December 31, 2017, we owned 73.4% of the Operating Partnership units, and MGP held the remaining 26.6% ownership interest in the Operating Partnership.

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments and repay debt financings.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. While our results do not depend on key individual customers, a significant portion of our operating income is generated from high-end gaming customers, which can cause variability in our results. In addition, our success in marketing to customer groups such as convention customers and the financial health of customer segments such as business travelers or high-end gaming customers from a specific country or region can affect our results.

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our domestic resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We utilize third-party management for specific expertise in operations of restaurants and nightclubs. We lease space to retail and food and beverage operators, particularly for branding opportunities.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2017. Except as otherwise indicated, we own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Domestic Resorts:
Las Vegas
Bellagio	3,933	155,000	1,797	148
MGM Grand Las Vegas (4)	6,161	167,000	1,625	127
Mandalay Bay (5)	4,752	155,000	1,232	72
The Mirage	3,044	93,000	1,244	77
Luxor	4,397	101,000	1,056	58
Excalibur	3,981	93,000	1,013	51
New York-New York	2,024	81,000	1,172	70
Monte Carlo	2,992	90,000	675	45
Circus Circus Las Vegas	3,764	95,000	1,245	43
Other
MGM Grand Detroit (Detroit, Michigan) (6)	400	127,000	3,543	126
Beau Rivage (Biloxi, Mississippi)	1,740	81,000	1,797	80
Gold Strike (Tunica, Mississippi)	1,133	48,000	1,194	59
Borgata (Atlantic City, New Jersey)	2,767	160,000	3,030	187
MGM National Harbor (Prince George's County, Maryland) (7)	308	123,000	2,818	129
Subtotal	41,396	1,569,000	23,441	1,272
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	582	346,000	1,019	427
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (8)	5,891	139,000	1,564	126
Grand Victoria – 50% owned (Elgin, Illinois) (9)	—	30,000	1,088	42
Subtotal	5,891	169,000	2,652	168
Grand total	47,869	2,084,000	27,112	1,867

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)	Includes 1,164 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(7)	Our local investors have a non-voting economic interest in MGM National Harbor. Refer to Note 2 for further description of such interest.
(8)

Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 condo-hotel units, which are predominantly being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(9)	The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, which also operates the resort.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Reportable Segments

We have two reportable segments based on the similar characteristics of the operating segments: domestic resorts and MGM China. We currently own and operate 14 resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and MGM Cotai, an integrated casino, hotel, and entertainment resort on the Cotai Strip in Macau that opened on February 13, 2018. We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee. See “Executive Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 in the accompanying notes to the consolidated financial statements for additional information related to our segments.

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

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and the related gaming subconcession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Macau is the world’s largest gaming destination in terms of revenue and we expect future growth in the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., and expires in 2020. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop MGM Cotai on an approximately 18 acre site on the Cotai Strip. The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years. MGM Cotai is an integrated casino, hotel and entertainment resort that opened on February 13, 2018. The Gaming Inspection and Coordination Bureau of Macau (“DICJ”) approved 100 gaming tables for the opening of MGM Cotai and 25 additional gaming tables effective for operation on January 1, 2019, for a total of 125 gaming tables in aggregate. In addition, the DICJ approved the initial transfer of 77 gaming tables from MGM Macau to MGM Cotai. We expect total development costs of our Cotai project to be approximately $3.4 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs.

Customers and Competition

Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling and other forms of legalized gaming in the United States and internationally.

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

       Domestic Resorts

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

       MGM China

The three primary customer bases in the Macau gaming market are VIP casino gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. Gaming promoters are compensated through payment of revenue-sharing arrangements and rolling chip turnover based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this customer base represents the most potential for sustainable growth in the future. To target premium main floor players in order to grow revenue and improve yield, we have introduced premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots, to the main floor gaming area. The amenities create a dedicated exclusive gaming space for the use of premium main floor players.

Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, we face competition at our Macau and Cotai properties from concessionaires who have expanded their operations, primarily on the Cotai Strip, with several openings having occurred during 2016 and another casino resort expected to open in 2019.

We encounter competition from major gaming centers located in other areas of Asia and around the world, including Singapore, Korea, Australia, New Zealand, Malaysia, Vietnam, Cambodia, the Philippines, Russia, cruise ships in Asia that offer gaming and from unlicensed gaming operations in the region.

       Corporate and Other

Much like our domestic resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests and the location of their resorts. We manage and own 50% of CityCenter, which includes Aria casino resort. Aria appeals to the upper end of each segment in the Las Vegas market and competes with our domestic casino resorts and other resorts on the Las Vegas Strip. Grand Victoria, our other unconsolidated affiliate, mainly competes for customers against casino resorts in the Chicago metropolitan market.

Marketing

Our marketing efforts are conducted through various means, including our loyalty programs. We advertise on radio, television, internet and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as by direct mail, email and through the use of social media. We also advertise through our regional marketing offices located in major U.S. and foreign cities. Our direct marketing efforts utilize advanced analytic techniques that identify customer preferences and help predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships.

M life Rewards, our customer loyalty program, is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. We also offer the Golden Lion Club for gaming focused customers, in addition to M life Rewards, at MGM Macau and MGM Cotai. The structured rewards systems based on member value and tier level ensure that customers can progressively access the full range of services that the resorts provide. Our loyalty programs focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend.

Strategy

We strive to be the recognized global leader in entertainment and hospitality, embracing innovation and diversity to inspire excellence. The quality of our resorts and amenities can be measured by our success in winning numerous awards, both domestic and globally, including several Four and Five Diamond designations from the American Automobile Association as well as multiple Four and Five Star designations from Forbes Travel Guide, as well as numerous certifications of our Corporate Social Responsibility efforts.

Our strategic objectives include:

•	Operational enhancements. Drive continuous improvements in operational performance to support enterprise-wide increases in revenue, market share, cash flow, and margins;
•	Financial strength. Accelerate financial performance through optimal capital structure and disciplined investment of cash flows;
•	Corporate social responsibility. Continue to solidify the Company’s reputation as a global leader in the principles of Corporate Social Responsibility;
•	Geographic expansion. Execute a targeted approach to domestic and international expansion to increase global brand presence; and
•	Business model innovation. Explore the evolution of the existing business model into new lines of business and key adjacencies.

Technology

Collectively we utilize various types of technology to maximize revenue, drive efficiency in our operations, and serve our customers more effectively. Information Technology continues to automate operations in an effort to control costs related to operations and implement leading edge solutions for all major lines of business. To aid this process, data and analytics are utilized to support making timely and accurate business decisions. A cloud first strategy is applied when possible to enable our technology solution delivery and speed to market.

Technology is focused to enhance the guest experience. We implemented a Mobile Check-In process which has been well-received by our guests and are developing a self-service Check-In workstation program at select locations. Another area of concentration includes increasing our wireless network capabilities within our convention offerings with next generation equipment to further subscribe to our guests’ needs. We also continue to enhance our eCommerce platform which provides our guests and business partners a premier digital experience where they have the ability to create an all-inclusive experience from accommodations to dining and entertainment with real time recommendations provided based on the preference.

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

Corporate Social Responsibility

We seek to conduct our business in an ethical and socially responsible way, through sustainable business practices, which we regard as essential to maximizing shareholder value, while enhancing community quality and environmental stewardship. Our corporate social responsibility efforts are overseen by the Corporate Social Responsibility Committee of our Board of Directors.

Diversity and inclusion. Diversity and inclusion are fundamental to our Company’s value system, our people philosophy, our cultural life and therefore, our competitive advantage as an employer and destination of choice for our global customer base. Our inclusion initiative at our resorts fosters employee engagement, individual responsibility, team collaboration, leadership competency, high performance and innovation. Our diversity and inclusion initiative has been widely recognized for many years through numerous awards and accolades.

Philanthropy and community engagement. Our host community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families. Our community platform features three main programs: our Corporate Giving Program, our employee-driven MGM Resorts Foundation and our Employee Volunteer Program. Through these channels, we make financial and in-kind donations, contribute volunteer service and participate in civic and non-profit organizations and issues that advance the quality of life in our communities. Key investment areas include hunger relief, diversity, public education, health and wellness and environmental sustainability.

Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives in energy and water conservation, recycling and waste management, sustainable supply chain and green building. Certain of our casino resorts in Nevada and our casino resort in Michigan were the first in each state to earn certification from Green Key, the largest international program evaluating environmental sustainability in hotel operations. We received certifications at all of our domestic resorts and Aria and Vdara at CityCenter. Aria, Vdara, Bellagio, Delano, and Mandalay Bay, Mirage, and MGM Grand Detroit have all received “Five Green Key,” the highest possible rating. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

In addition, we believe that incorporating the tenets of environmental sustainability in our business decisions advances a platform for innovation and operational efficiency. CityCenter (Aria, Vdara, Veer and Mandarin Oriental Las Vegas) is one of the world’s largest private sustainable developments. With six LEED® Gold certifications from the U.S. Green Building Council (the “Council”), CityCenter serves as the standard for combining luxury and environmental responsibility within the large-scale hospitality industry. Also, MGM National Harbor, The Park, and T-Mobile Arena have all been awarded LEED® Gold certification by the Council.

At MGM China, we incorporate the same commitment to environmental preservation. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM China being included in the Hang Seng Corporate Sustainability Benchmark Index on the Hong Kong Stock Exchange. MGM Cotai, our new integrated resort, has achieved the China Green Building (Macau) Design label from the China Green Building and Energy Saving (Macau) Association.

The construction of MGM Springfield will further position MGM Resorts as a leader in sustainable resort operations, and by adopting innovative technologies in the design and operating practices of this resort, we are advancing our commitment to protecting our planet in new regions.

Development and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts and other developments or initiatives and repaying long-term debt or returning capital to shareholders. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

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

MGM Springfield

We were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield is being developed on approximately 14 acres of land in downtown Springfield. Plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500-space parking garage, with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in the third quarter of 2018.

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2017, we had approximately 51,000 full-time and 17,000 part-time employees domestically, of which 6,000 and 2,000, respectively, support the Company’s management agreements with CityCenter. In addition, we had approximately 9,000 employees at MGM China. We had collective bargaining agreements with unions covering approximately 36,000 of our employees as of December 31, 2017. Collective bargaining agreements with three unions covering a significant number of our employees in Las Vegas are scheduled to expire in the first half of 2018. We began negotiations with all three unions in the first quarter of 2018. In addition, Beau Rivage is currently engaged in negotiations for an initial collective bargaining agreement with a council of unions representing various hotel and food and beverage constituencies, Borgata will be engaged in negotiations with three unions in 2018, and MGM National Harbor is in negotiations with one union. As of December 31, 2017, none of the employees of MGM China are part of a labor union and the resorts are not party to any collective bargaining agreements.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2017 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, our expectations with respect to future cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•	our ability to sustain continued improvement efforts;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
•

a significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations;

•

financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as our sole lessor for a significant portion of our properties, may adversely impair our operations;

•

the fact that MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved in accordance with certain specified procedures;

•	restrictions on our ability to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China;
•

the ability of the Macau government to terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2020;

•	the dependence of MGM Grand Paradise upon gaming promoters for a significant portion of gaming revenues in Macau;
•	changes to fiscal and tax policies;
•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect such gaming receivables;

•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that future construction, development, or expansion projects will be subject to significant development and construction risks;
•	our ability to commence operations at MGM Springfield on the required timeline;
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

•	the potential reputational harm as a result of increased scrutiny related to our corporate social responsibility efforts;
•	the potential failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, or to divest some of our properties and other assets;
•	increases in gaming taxes and fees in the jurisdictions in which we operate; and
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is a publicly traded company listed on the Hong Kong Stock Exchange.

Any forward-looking statement made by us in this Form 10-K or our 2017 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of March 1, 2018, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	56	Chairman and Chief Executive Officer
Robert H. Baldwin	67	Chief Customer Development Officer
William J. Hornbuckle	60	President
Corey I. Sanders	54	Chief Operating Officer
Daniel J. D’Arrigo	49	Executive Vice President and Chief Financial Officer
Phyllis A. James	65	Executive Vice President, Chief Diversity and Corporate Responsibility Officer
John M. McManus	50	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	62	Executive Vice President and Chief Accounting Officer

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

References in this document to our website address do not incorporate by reference the information contained on the websites into this Annual Report on Form 10-K.

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2017, we had approximately $13.0 billion of principal amount of indebtedness outstanding, including $373 million of borrowings outstanding and $1.1 billion of available borrowing capacity under our senior secured credit facility, and $2.3 billion and $2.1 billion of debt outstanding under the MGM China and the Operating Partnership credit facilities, respectively. In addition, the Operating Partnership has $1.9 billion of senior notes outstanding. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM China or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

In addition, our substantial indebtedness and significant financial commitments could have important negative consequences on us, including:

•	increasing our exposure to general adverse economic and industry conditions;
•	limiting our flexibility to plan for, or react to, changes in our business and industry;
•

limiting our ability to borrow additional funds for working capital requirements, capital expenditures, debt service requirements, execution of our business strategy or other general operating requirements;

•	making it more difficult for us to make payments on our indebtedness; or
•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished (and, under the master lease we are required to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties subject to the master lease on capital expenditures at those properties). Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including our development project in Massachusetts, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

•

Current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments depends on our ability to generate cash flow in the future, receive distributions from our unconsolidated affiliates or subsidiaries, including CityCenter, MGM China and the Operating Partnership, borrow under our senior secured credit facility or incur new indebtedness. If regional and national economic conditions deteriorate we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments. We cannot assure you that our business will generate sufficient cash flow from operations or continue to receive distributions from our unconsolidated affiliates or subsidiaries, including CityCenter, MGM China and the Operating Partnership. We cannot assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us.

We have a significant amount of indebtedness maturing in 2019, and thereafter. Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility and the Operating Partnership is a borrower under its senior secured credit facility, all of which contain covenants that restrict the respective borrower’s ability to engage in certain transactions. In particular, these credit agreements require MGM China and the Operating Partnership to satisfy certain financial covenants and impose certain operating and financial restrictions on them and their respective subsidiaries (including, with respect to MGM China, MGM Grand Paradise). These restrictions include, among other things, limitations on their ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

•

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. For the second lease year commencing April 1, 2017, we were required to make annual rent payments of $662 million under the master lease. In October 2017, subsequent to MGP’s acquisition of MGM National Harbor’s real property, annual rent payments under the master lease increased to $757 million, prorated for the remainder of the second lease year. The master lease also provides for fixed annual escalators of 2% on the base rent in the second through sixth years and the possibility for additional 2% increases thereafter subject to the tenant meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain countries in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or online gaming) in the future (including, for example, a recent proposal by China to allow gambling on Hainan Island). Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities, we would face increased competition.

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

We also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act,” which, among other things, requires us to report to the Internal Revenue Service (“IRS”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report certain suspicious activity where we know, suspect or have reason to suspect transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic examinations by the IRS. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

•

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. Aria, Bellagio and MGM Grand Las Vegas in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the prior recession and downturn in consumer and corporate spending had a negative impact on our results of operations.

In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas imposed by the government), could disrupt the number of visitors from mainland China to MGM Macau and/or the amounts they are willing to spend in the casino. For example, from 2008 through 2010, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period. In addition, effective October 2013, China banned “zero‑fare” tour groups involving no or low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China, and in December 2014 the Chinese government tightened the enforcement of visa transit rules for those seeking to enter Macau at the Gongbei border (including requirements to present an airplane ticket to a destination country, a visa issued by such destination country and a valid Chinese passport). Most recently, in July 2017, the Chinese government, along with Macau authorities, implemented new facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

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

•

We may not be able to sustain our continuous improvement efforts. In 2015, we commenced an initiative for sustained growth and margin enhancement, focused on improving our business processes to optimize scale for greater efficiency and lower costs throughout our business. While we believe these initiatives will continue to result in Adjusted EBITDA benefit, our optimization efforts may fail to achieve expected results or we may not be able to sustain our historic efforts to produce continuous improvements. In addition, while we expect to continue to explore additional opportunities to drive further improvement to our business processes, we may not be able to achieve the historic Adjusted EBITDA benefits at the same rate (or at all) and we may not be able to institutionalize the continuous improvement business practices that developed in connection with implementing the Profit Growth Plan.

•

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements. We intend to pay ongoing regular quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our ability to pay dividends is restricted by certain covenants in our credit agreement, and because we are a holding company with no material direct operations, we are dependent on receiving cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. We expect our subsidiaries will continue to generate significant cash flow necessary to maintain quarterly dividend payments on our common stock; however, their ability to generate funds will be subject to their operating results, cash requirements and financial condition, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing any indebtedness at such subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of their respective cash obligations. As a consequence of these various limitations and restrictions, future dividend payments may be reduced or eliminated. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

•

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. We lease eleven of our destination resorts and The Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of ten years with up to four additional five year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations, or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties, should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties, and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

•

Any financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as our sole lessor for a significant portion of our properties, may adversely impair our operations. We lease a substantial number of the properties that we operate and manage, which represents a significant portion of our operations, from MGP under the master lease. If MGP has financial, operational, regulatory or other challenges, there can be no assurance that MGP will be able to comply with its obligations under the master lease or its other agreements with us. Failure on the part of MGP to fulfill its commitments could have a material adverse effect on our business, financial condition and results of operations.

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

•

Despite our ability to exercise control over the affairs of MGP as a result of our ownership of the single outstanding Class B share of MGP, MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved in accordance with certain specified procedures, which could affect our ability to execute our operational and strategic objectives. We own the single outstanding Class B share of MGP. The Class B Share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP, and which represents a majority of the voting power of MGP’s shares so long as the holder of the Class B share and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. We, therefore, have the ability to exercise significant control over MGP’s affairs, including control over the outcome of all matters submitted to MGP’s shareholders for approval.

MGP’s operating agreement, however, provides that whenever a potential conflict of interest exists or arises between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand, any resolution or course of action by MGP’s board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to MGP if it is (i) approved by a majority of a conflicts committee which consists solely of “independent” directors (which MGP refers to as “Special Approval”) (such independence determined in accordance with the NYSE’s listing standards, the standards established by the Exchange Act to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by MGP’s board of directors to be fair and reasonable to MGP or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates). Furthermore, MGP’s operating agreement provides that any transaction with a value, individually or in the aggregate, over $25 million between us or any of our affiliates (other than MGP and its subsidiaries), on the one hand, and MGP or any of its subsidiaries, on the other hand (any such transaction (other than the exercise of rights by us or any of our affiliates (other than MGP and its subsidiaries) under any of the material agreements entered into on the closing day of MGP’s formation transactions), a “Threshold Transaction”), shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of MGP’s outstanding voting shares (excluding voting shares owned by us and our affiliates).

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

•

The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

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

•

We are subject to taxation by various governments and agencies and the rate of taxation in the jurisdictions in which we operate could change in the future. We are subject to tax by various governments and agencies, both in the U.S. and in Macau. Changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, the Macau income tax exemption or the imposition of foreign withholding taxes could increase our overall rate of taxation. Any of these changes could materially impact our business, financial condition, results of operations and cash flows.

•

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions concerning future U.S. operating profits and our initial interpretations of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in the absence of regulatory or other clarifying guidance. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

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

•

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility. We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act or other acts of violence, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air could adversely affect our financial condition, results of operations and cash flows. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

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

For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations. If CityCenter is unable to meet its financial commitments and we and our co-investor are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us. In addition, the agreements governing CityCenter’s indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The CityCenter credit facility also includes certain financial covenants that require CityCenter to maintain a maximum total net leverage ratio (as defined in CityCenter’s credit facility) for each quarter. We cannot be sure that CityCenter will be able to meet this test in the future or that the lenders will waive any failure to meet the test.

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake. For instance, we currently expect the total development costs of our Cotai project to be approximately $3.4 billion, excluding development fees eliminated in consolidation, capitalized interest and land-related costs, and we currently expect total development costs of our Massachusetts project to be approximately $960 million, excluding capitalized interest and land-related costs. While we believe that the overall budgets for these developments are reasonable, these development costs are estimates and the actual development costs may be higher than expected. We cannot guarantee that our construction costs or total project costs for future projects, including our development in Massachusetts, will not increase beyond amounts initially budgeted or that the expected design and features of current or future projects will not change. In addition, the regulatory approvals associated with our development projects may require us to open future casino resorts by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction, or incur payment penalties in connection with any delays which could have an adverse effect on our results of operations and financial condition.

We also make significant capital expenditures to maintain and upgrade our resorts, which may disrupt operations and displace revenue at the properties, including revenue lost while rooms, restaurants and meeting spaces are under renovation and out of service.

•

We are required to commence gaming operations at MGM Springfield no later than September 2019, one year from the opening date approved by the Massachusetts Gaming Commission. If we are unable to meet this deadline, the Massachusetts Gaming Commission may suspend or revoke our gaming license. Pursuant to the Gaming Act, we are required to commence gaming operations at MGM Springfield no later than September 2019, one year from the opening date approved by the Massachusetts Gaming Commission (the “MGC”). If MGM Springfield fails to begin gaming operations by September 2019 or receive an extension, MGM Springfield is subject to suspension or revocation of its gaming license by the MGC and may, after being found by the MGC after a hearing to have acted in bad faith in its application, be assessed a fine of up to $50,000,000. Failure to meet the deadline could have an adverse effect on our financial condition, results of operations or cash flows from this property.

•

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future. Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism or other acts of violence), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism or other acts of violence, loss of electrical power due to catastrophic events, rolling blackouts or otherwise, deterioration or corrosion, insect or animal damage, and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

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

We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is denominated in the currencies of other such countries will decrease.

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

•

We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition, results of operations and reputation. Please see the further discussion in “Legal Proceedings” and Note 12 in the accompanying consolidated financial statements.

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2017, approximately 36,000 of our employees are covered by collective bargaining agreements. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2018. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. For instance, Beau Rivage is currently engaged in negotiations for an initial collective bargaining agreement with a council of unions representing various hotel and food and beverage constituencies, Borgata will be engaged in negotiations with three unions in 2018, and MGM National Harbor is in negotiations with one union. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan as of December 31, 2017 is the Legacy Plan of the National Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

•

The failure to maintain the integrity of our computer systems and internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We collect and store information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection issues. For example, the European Union has adopted a data protection regulation, known as the General Data Protection Regulation, which will become fully enforceable in May 2018 that includes operational and compliance requirements that are different from those currently in place and that also include significant penalties for non-compliance.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, but not limited to, computer malware, viruses, and hacking and phishing attacks by third parties. In addition, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

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

•

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

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

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. In addition, even if we are able to successfully integrate new assets and businesses, the integration of such assets and businesses may result in unanticipated costs, competitive responses, loss or customer or other business relationships and the diversion of management attention.

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

Our principal executive offices are located at Bellagio. Our significant land holdings are described below; unless otherwise indicated, all properties are indirectly owned by us. We also own or lease various other improved and unimproved properties in Las Vegas and other locations in the United States and certain foreign countries.

Domestic resorts and other land

The following table lists our domestic resorts land holdings, ground leases and other land holdings on a consolidated basis, including land held in connection with our proposed development properties and land and ground leases held by a subsidiary of the Operating Partnership, which we lease pursuant to the terms of the master lease.

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations
Bellagio	77	Approximately two acres of the site are subject to two ground leases.
MGM Grand Las Vegas	102
Mandalay Bay	124
The Mirage	77
Luxor	73	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur	51
New York-New York	23	Includes three acres of land related to The Park entertainment district development located between Monte Carlo and New York-New York.
Monte Carlo	21
Circus Circus Las Vegas	102	Includes 34 acres of land located north of Circus Circus Las Vegas.
Other domestic operations
MGM Grand Detroit (Detroit, Michigan)	27
Beau Rivage (Biloxi, Mississippi)	42	10 acres are subject to a tidelands lease.
Gold Strike (Tunica, Mississippi)	24
MGM National Harbor (Prince George's County, Maryland)	23	All 23 acres are subject to a ground lease.
Borgata (Atlantic City, New Jersey)	46	11 acres are subject to ground leases.
Other
T-Mobile Arena (Las Vegas, Nevada)	17	Located adjacent to New York-New York and leased under a 50 year ground lease to Las Vegas Arena Company.
MGM Springfield (Springfield, Massachusetts)	14
Tunica, Mississippi	388	We own an undivided 50% interest in this land with an unaffiliated, gaming company.
Atlantic City, New Jersey	125	Approximately 74 acres are suitable for development.
Shadow Creek Golf Course (North Las Vegas, Nevada)	310	Includes 66 acres of land adjacent to the golf course.
Fallen Oak Golf Course (Saucier, Mississippi)	511
Primm Valley Golf Club (Stateline, California)	573	Located at the California state line, four miles from Primm, Nevada. Includes 125 acres of land adjacent to the golf club.

The land and substantially all of the assets of MGM Grand Las Vegas and Bellagio secure the obligations under our senior credit facility. In addition, the senior credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own MGM Grand Las Vegas and Bellagio.

MGM China

MGM Macau occupies an approximately 10 acre site and MGM Cotai occupies an approximately 18 acre site, both of which are possessed under separate 25-year land use right agreements with the Macau government. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai and MGM Macau land use rights, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. As of December 31, 2017, approximately $2.3 billion was outstanding under the MGM China credit facility. These borrowings are non-recourse to us.

Operating Partnership

In connection with the initial public offering of MGP, the Borgata transaction and the MGM National Harbor transaction, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Borgata, Beau Rivage and MGM National Harbor were transferred to a subsidiary of the Operating Partnership in which we have a controlling interest. All of these properties, other than MGM National Harbor, secure the obligations under the Operating Partnership’s credit agreement and are leased by us under an amended master lease that expires in 2046 (after giving effect to our renewal options). These borrowings are non-recourse to us.

Unconsolidated Affiliates

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The main site, along with substantially all of CityCenter’s assets, serves as collateral for CityCenter’s senior credit facility. As of December 31, 2017, CityCenter had not drawn on its $125 million revolving credit facility and had $1.6 billion in term loans outstanding. These borrowings are non-recourse to us.

The Las Vegas Arena Company leases under a long-term ground lease approximately 17 acres of land owned by us and located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. Substantially all of the assets of Las Vegas Arena Company are used as collateral for its senior secured credit facility. In connection with this senior secured credit facility, we and Anschutz Entertainment Group, Inc. (“AEG”) each entered into a repayment guarantee for the term loan B. As of December 31, 2017, the outstanding principal balance under term loan A was $129 million and the outstanding principal balance under term loan B was $50 million. See Note 12 to the accompanying consolidated financial statements for discussion of our repayment guarantee.

Other than as described above, none of our properties are subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. Additional lawsuits related to this incident may be filed in the future.

We are currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against these lawsuits and ultimately believe we should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in Accounting Standards Codification (“ASC”) 450-20, and is not an admission of any liability on the part of us or any of our affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. In the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage. In addition, our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available. The insurance carriers have not expressed any reservation of rights or coverage defenses that indicate they dispute coverage under the applicable policies.

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

	2017		2016
	High	Low	High	Low

First quarter	$29.97	$25.15	$22.97	$16.18
Second quarter	34.34	27.01	25.29	20.59
Third quarter	34.65	30.04	26.49	22.33
Fourth quarter	34.51	29.53	30.62	25.25

There were approximately 3,720 record holders of our common stock as of February 23, 2018.

The Company implemented a dividend program in February 2017. In March, June and September 2017, the Company paid quarterly dividends of $0.11 per share, each totaling $63 million. In December 2017, the Company paid a quarterly dividend of $0.11 per share, totaling $62 million. On February 19, 2018 the Company’s Board of Directors approved a quarterly dividend to holders of record on March 9, 2018 of $0.12 per share, totaling $68 million, which will be paid on March 15, 2018.

The amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below. In addition, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the Operating Partnership and MGM China credit facilities each contain limitations on the ability of the applicable subsidiary under each credit agreement to pay dividends to us. There can be no assurance that we will continue to pay dividends in the future.

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

	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Net revenues	$10,773,904	$9,455,123	$9,190,068	$10,081,984	$9,809,663
Operating income (loss)	1,715,492	2,079,787	(156,232)	1,323,538	1,137,281
Net income (loss)	2,096,418	1,236,878	(1,039,649)	127,178	41,374
Net income (loss) attributable to MGM Resorts International	1,960,286	1,101,440	(447,720)	(149,873)	(171,734)
Earnings per share:
Basic:
Net income (loss) per share	$3.39	$1.94	$(0.82)	$(0.31)	$(0.35)
Weighted average common shares	572,253	568,134	542,873	490,875	489,661
Diluted:
Net income (loss) per share	$3.35	$1.92	$(0.82)	$(0.31)	$(0.35)
Weighted average common shares	578,795	573,317	542,873	490,875	489,661
Dividends declared per common share	$0.44	$—	$—	$—	$—
At-year end:
Total assets	$29,159,178	$28,173,301	$25,215,178	$26,593,914	$25,961,843
Total debt, including capital leases	12,922,712	13,000,792	12,713,416	14,063,563	13,326,441
Stockholders' equity	11,646,715	9,969,312	7,764,427	7,628,274	7,860,495
MGM Resorts International stockholders' equity	7,612,652	6,220,180	5,119,927	4,090,917	4,216,051
MGM Resorts International stockholders' equity per share	$13.44	$10.83	$9.06	$8.33	$8.60
Number of shares outstanding	566,276	574,124	564,839	491,292	490,361

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions, Dispositions, and MGP IPO

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
•

In 2016, we recorded a $152 million expense related to our strategic decision to exit the fully bundled sales system of NV Energy, which included $13 million related to our share of CityCenter’s portion of the payment. In 2017, we then recorded a gain of $45 million related to the NV Energy exit fee modification.

•

In 2017, we recorded a $30 million loss on the early retirement of debt related to outstanding 11.375% senior notes due 2018 and a $14 million loss on the early retirement of debt related to the MGM National Harbor credit facility.

•	In 2017, we recorded a gain of $36 million related to the Borgata property tax settlement.
•	In 2017, we recorded a $1.4 billion tax benefit related to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the year ended December 31, 2017, Las Vegas visitor volume decreased 2%, Las Vegas Strip REVPAR increased 2% and Las Vegas Strip gaming revenue increased by 1% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. Results of operations for our domestic resorts during 2017 benefited from an increase in operating margins resulting from increases in gaming revenue and REVPAR, discussed below. Our rooms revenue benefited from robust convention business at our Las Vegas Strip resorts, which allowed us to yield higher room rates across our portfolio of resorts.

Gross gaming revenue in the Macau market increased 19% in 2017 compared to 2016, primarily as a result of growth on the Cotai Strip. Additionally, according to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals increased 5% and overnight visitors increased 10% in 2017 compared to 2016. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results at MGM Macau are affected by economic conditions in mainland China as well as certain policy initiatives enacted in mainland China and Macau. We believe a slowdown in China’s economic growth rate as well as the implementation of policies related to gaming promoters, the Chinese government’s restrictions on travel to Macau and cross-border currency transactions led to a multi-year decrease in gross gaming revenues for the Macau market, which lasted through the first half of 2016 and primarily impacted VIP casino gaming operations and, to a lesser extent, main floor operations throughout the Macau market. Despite the impact of these events and concerns over the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. We believe recent trends reflect stabilization and growth within the Macau market as gross gaming revenue has increased year over year in each month beginning in August 2016 and continuing through December 2017.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position and returning capital to shareholders, we are also dedicated to capitalizing on development opportunities. For instance, we opened MGM Cotai on February 13, 2018. MGM Cotai is an integrated casino, hotel and entertainment resort located on an 18 acre site on the Cotai Strip in Macau. The Gaming Inspection and Coordination Bureau of Macau (“DICJ”) approved 100 gaming tables for the opening of MGM Cotai and 25 additional gaming tables effective for operation on January 1, 2019, for a total of 125 gaming tables in aggregate. In addition, the DICJ approved the initial transfer of 77 gaming tables from MGM Macau to MGM Cotai.

Additionally, we were awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield is being developed on approximately 14 acres of land in downtown Springfield. MGM’s plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500 space parking garage; with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in the third quarter of 2018.

In August 2015, we announced the implementation of a Profit Growth Plan for sustained growth and margin enhancement. The Profit Growth Plan’s initiatives focused on improving business processes to leverage our scale for greater efficiency and lower costs, and to identify areas of opportunity to organically drive incremental revenue growth. The Profit Growth Plan included a large number of initiatives to optimize operations and in 2017 we transitioned from the Profit Growth Plan to a continuous improvement approach to explore additional opportunities to drive further improvement.

Formation and Initial Public Offering of MGP

On April 25, 2016, MGM Growth Properties LLC (“MGP”), a consolidated subsidiary, completed its initial public offering (“IPO”). MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through the Operating Partnership. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share.

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

In connection with the formation of MGP, MGP used the proceeds from the IPO to purchase operating partnership units in the Operating Partnership. Concurrently, we contributed the real estate assets associated with The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to the Operating Partnership in exchange for operating partnership units. A wholly owned subsidiary of the Operating Partnership (the “landlord”) subsequently leased the properties to a subsidiary of ours (the “tenant”) pursuant to a long-term triple-net master lease agreement (the “master lease”).

In August 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Subsequently, MGP acquired Borgata’s real property from us, and in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from us. Amendments to the master lease agreement provided that we then lease the real estate assets of Borgata and MGM National Harbor from a subsidiary of the Operating Partnership. As of December 31, 2017, we owned 73.4% of the Operating Partnership units, and MGP held the remaining 26.6% ownership interest in the Operating Partnership.

See Note 1 in the accompanying consolidated financial statements for information regarding MGP and its subsidiaries, which we consolidate in our financial statements, and from which we lease certain of our real estate assets pursuant to a master lease agreement. All intercompany transactions, including transactions under the master lease, have been eliminated in consolidation.

Reportable Segments

We have two reportable segments: domestic resorts and MGM China. We currently own and operate 14 resorts in the United States. MGM China’s operations consist of MGM Macau resort and MGM Cotai on the Cotai Strip in Macau. We have additional business activities including investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations that are not segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Domestic resorts. At December 31, 2017, our domestic resorts consisted of the following casino resorts:

Las Vegas, Nevada:

Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Monte Carlo and Circus Circus Las Vegas.

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

Key performance indicators related to gaming and hotel revenue at our domestic resorts are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 20% to 23% of table games drop and our normal slots hold percentage is in the range of 8.5% to 9% of slots handle; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

MGM China. We own an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates MGM Macau and MGM Cotai, the related gaming subconcession and land concessions. We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability.

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

In addition to the key performance indicators used by our domestic resorts, MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover. Win for main floor gaming operations at MGM Macau is typically in the range of 16-22% of table games drop.

Corporate and other. Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations. See Note 1 and Note 7 to the accompanying consolidated financial statements for discussion of the Company’s unconsolidated affiliates.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

Summary Financial Results

The following table summarizes our operating results:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net revenues	$10,773,904	$9,455,123	$9,190,068
Operating income (loss)	1,715,492	2,079,787	(156,232)
Net income (loss)	2,096,418	1,236,878	(1,039,649)
Net income (loss) attributable to MGM Resorts International	1,960,286	1,101,440	(447,720)

Summary Operating Results

Consolidated net revenues for 2017 increased 14% compared to 2016 due primarily to the full year of operations at Borgata and MGM National Harbor, an increase in casino revenue, rooms revenue, valet and parking fee revenue at our domestic resorts and an increase in casino revenue at MGM China. Consolidated net revenues for 2016 increased 3% compared to 2015 due primarily to the Borgata transaction on August 1, 2016, the opening of MGM National Harbor in December 2016 and an increase in casino revenue, rooms revenue, food and beverage revenue, and other revenue including parking fee revenue at our domestic resorts, partially offset by a decrease in casino revenue at MGM China. See “Operating Results – Detailed Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $1.7 billion in 2017 compared to $2.1 billion in 2016. The current year period included a full year of operations at Borgata, which included a benefit of $36 million related to Borgata’s share of a property tax settlement from Atlantic City, a full year of operations at MGM National Harbor, and a benefit of $45 million related to the modification of the NV Energy exit fee, which included the benefit recognized at our domestic resorts as well as our 50% share of the benefit recognized at CityCenter. The prior year included a $430 million gain recognized on the Borgata acquisition and a $401 million gain related to the sale of The Shops at Crystals (“Crystals”) at CityCenter, which was offset by charges of $152 million of NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy. Operating income at our domestic resorts increased 35%, or $481 million in 2017 compared to 2016, and benefitted from a full year of contributions from Borgata and MGM National Harbor and a decrease in preopening expense. See “Operating Results – Details of Certain Charges” below for additional detail on our preopening expense. Corporate expense increased to $357 million in 2017 from $313 million in 2016, primarily from a $16 million charge for the Operating Partnership’s share of real estate transfer taxes recorded in connection with the MGM National Harbor transaction, with the remainder of the increase primarily related to corporate brand campaign expenses, legal expenses, and charitable contributions. Operating income at MGM China decreased 24%, or $62 million, compared to 2016 due primarily to an increase in preopening expense related to the MGM Cotai project. Income from unconsolidated affiliates was $146 million in 2017 compared to $528 million in 2016, which included the gain related to the sale of Crystals. See “Operating Results – Income from Unconsolidated Affiliates” for additional detail.

Consolidated operating income was $2.1 billion in 2016 compared to an operating loss of $156 million in 2015. Operating income in 2016 was affected by the items discussed above. Operating loss in 2015 was negatively affected by a $1.5 billion non-cash impairment charge to goodwill recognized in the acquisition of a controlling interest in MGM China in 2011. The impairment charge resulted from our annual review of our goodwill carrying values and was incurred as a result of reduced cash flow forecasts for MGM China’s resorts based on market conditions at that time and lower valuation multiples for gaming assets in the Macau market. Income from unconsolidated affiliates was $528 million in 2016, as discussed above, compared to $258 million in 2015, which included $80 million related to our share of the gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. Corporate expense increased to $313 million in 2016 from $275 million in 2015, due primarily to costs incurred to implement initiatives related to the Profit Growth Plan of $23 million, costs associated with the initial public offering of MGP of $25 million, transaction costs incurred in connection with the Borgata transaction, incremental performance-based compensation expense, and costs associated with a litigation settlement.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenues and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net Revenues
Domestic resorts	$8,322,403	$7,055,718	$6,497,361
MGM China	1,970,494	1,920,487	2,214,767
Reportable segment net revenues	10,292,897	8,976,205	8,712,128
Corporate and other	481,007	478,918	477,940
	$10,773,904	$9,455,123	$9,190,068
Adjusted EBITDA
Domestic resorts	$2,514,819	$2,063,016	$1,689,966
MGM China	524,953	520,736	539,881
Reportable segment Adjusted Property EBITDA	3,039,772	2,583,752	2,229,847
Corporate and other	(202,675)	211,932	9,073
	$2,837,097	$2,795,684	$2,238,920

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic resorts net revenues	$8,322,403	$7,055,718	$6,497,361
Net revenues related to Borgata	(850,766)	(348,462)	—
Net revenues related to MGM National Harbor	(717,436)	(53,005)	—
Net revenues related to sold resort operations	—	—	(78,792)
Domestic resorts same-store net revenues	$6,754,201	$6,654,251	$6,418,569

The following table presents detailed net revenues at our domestic resorts:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Casino revenue, net
Table games	$1,436,065	$1,051,147	$880,318
Slots	2,473,720	1,920,284	1,720,028
Other	139,647	83,020	70,148
Casino revenue, net	4,049,432	3,054,451	2,670,494
Non-casino revenue
Rooms	2,095,605	1,965,378	1,813,838
Food and beverage	1,736,640	1,578,704	1,500,039
Entertainment, retail and other	1,273,331	1,166,477	1,167,488
Non-casino revenue	5,105,576	4,710,559	4,481,365
	9,155,008	7,765,010	7,151,859
Less: Promotional allowances	(832,605)	(709,292)	(654,498)
	$8,322,403	$7,055,718	$6,497,361

The following table presents detailed domestic resorts same-store net revenues:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Casino revenue, net
Table games	$961,118	$951,836	$874,879
Slots	1,743,873	1,723,576	1,693,717
Other	68,134	60,398	69,114
Casino revenue, net	2,773,125	2,735,810	2,637,710
Non-casino revenue
Rooms	1,935,625	1,910,765	1,794,289
Food and beverage	1,502,255	1,511,189	1,486,175
Entertainment, retail and other	1,192,355	1,143,361	1,148,877
Non-casino revenue	4,630,235	4,565,315	4,429,341
	7,403,360	7,301,125	7,067,051
Less: Promotional allowances	(649,159)	(646,874)	(648,482)
	$6,754,201	$6,654,251	$6,418,569

Casino revenue increased 33% in 2017 compared to 2016. Same-store casino revenue increased 1% in 2017 compared to the prior year due primarily to a 1% increase in both table games revenue and slots revenue.

Casino revenue increased 14% in 2016 compared to 2015. Same-store casino revenue increased 4% compared to prior year due primarily to an increase in table games revenue. Same-store table games revenue increased 9% in 2016 compared to 2015 due to an increase in same-store table games hold percentage to 23.2% from 20.5% in 2015. On a same-store basis, slots revenue increased 2% compared to the prior year.

The following table shows key gaming statistics for the Company’s Las Vegas Strip resorts:

	Year Ended December 31,
	2017	2016	2015

Table Games Drop	$3,777	$3,723	$4,029
Table Games Win %	24.7%	24.4%	21.2%
Slot Handle	$12,396	$12,437	$12,831
Slot Hold %	8.9%	8.9%	8.4%

Domestic resorts rooms revenue increased 7% in 2017 compared to 2016. On a same-store basis, rooms revenue increased 1% in 2017 compared to 2016 as a result of a 2% increase in REVPAR at our Las Vegas Strip resorts. Domestic resorts rooms revenue increased 8% in 2016 compared to 2015. On a same-store basis, rooms revenue increased 6% in 2016 compared to 2015 as a result of a 6% increase in REVPAR at our Las Vegas Strip resorts.

The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2017	2016	2015
Occupancy	91%	93%	93%
Average Daily Rate (ADR)	$165	$157	$149
Revenue per Available Room (REVPAR)	151	146	138

Food and beverage revenues increased 10% in 2017 compared to 2016. Same-store food and beverage revenue decreased 1% in 2017 compared to 2016 primarily due to a decrease at Monte Carlo as a result of disruption related to the transformation of Monte Carlo into Park MGM and NoMad Hotel. Food and beverage revenues increased 5% in 2016 compared to 2015. Same-store food and beverage revenue increased 2% in 2016 compared to 2015 due primarily to an increase in convention and banquet business, and the opening of several new outlets.

Entertainment, retail and other revenues increased 9% in 2017 compared to 2016. Same-store entertainment, retail and other revenues increased 4% in 2017 compared to 2016 due primarily to valet and self-parking fees and ATM commissions. Entertainment, retail and other revenues decreased less than 1% in 2016 compared to 2015, and same-store entertainment, retail and other revenues decreased less than 1% due primarily to a 5% decrease in entertainment revenue as a result of our strategic decision to lease MGM Grand Garden Arena to a subsidiary of the Las Vegas Arena Company, LLC effective on January 1, 2016 offset by a 7% increase in other revenue primarily as a result of valet and self-parking fees which were implemented in June 2016.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA. See “Non-GAAP Measures” for additional information on domestic resorts Same-store Adjusted Property EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$2,514,819	$2,063,016	$1,689,966
Adjusted Property EBITDA related to Borgata	(283,353)	(81,281)	—
Adjusted Property EBITDA related to MGM National Harbor	(134,293)	(9,596)	—
Adjusted Property EBITDA related to sold resort operations	—	—	(3,441)
Domestic resorts Same-store Adjusted Property EBITDA	$2,097,173	$1,972,139	$1,686,525

Adjusted Property EBITDA at our domestic resorts was $2.5 billion in 2017, an increase of 22% compared to 2016, and was positively impacted by a full year of operations at Borgata and MGM National Harbor. Same-store Adjusted Property EBITDA increased 6% in 2017 compared to 2016. Same-store Adjusted Property EBITDA margin increased in 2017 by 141 basis points compared to 2016 to 31.0% due to an increase in casino and non-casino revenue as discussed above as well as a decrease in general and administrative expense related to a decrease in payroll costs and utilities.

Adjusted Property EBITDA at our domestic resorts was $2.1 billion in 2016, an increase of 22% compared to 2015 due primarily to approximately $244 million of incremental Adjusted Property EBITDA growth generated from the Company’s Profit Growth Plan initiatives as well as $81 million of Adjusted Property EBITDA resulting from the Borgata transaction and $10 million of Adjusted Property EBITDA resulting from the December 2016 opening of MGM National Harbor as well as an increase in revenues as discussed above. Same-store Adjusted Property EBITDA increased 17% in 2016 compared to 2015. Same-store Adjusted Property EBITDA margin increased in 2016 by 336 basis points compared to 2015 to 29.6%.

MGM China. The following table presents detailed net revenue for MGM China:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Casino revenue, net
VIP table games	$698,437	$720,522	$977,182
Main floor table games	1,054,028	999,506	986,063
Slots	179,280	161,586	209,098
Casino revenue, net	1,931,745	1,881,614	2,172,343
Non-casino revenue	119,686	119,419	135,585
	2,051,431	2,001,033	2,307,928
Less: Promotional allowances	(80,937)	(80,546)	(93,161)
	$1,970,494	$1,920,487	$2,214,767

Net revenue for MGM China increased 3% in 2017 compared to 2016 primarily as a result of an increase in main floor table games revenue of 5%, which was partially offset by a 3% decrease in VIP table games revenue. VIP table games volume increased slightly in 2017 compared to 2016 while VIP hold percentage was 3.2% for both the current and prior year periods. Main floor table games volume decreased 1% and hold percentage increased to 20.2% in 2017 from 18.8% in 2016. Slots revenue increased 11% in 2017 compared to 2016 due primarily to an 8% increase in slots volume.

MGM China’s Adjusted EBITDA was $525 million in 2017 and $521 million in 2016. Excluding intercompany branding fees of $34 million for both the years ended December 31, 2017 and 2016, Adjusted EBITDA increased 1% compared to 2016. Adjusted EBITDA margin was 26.6% in 2017 compared to 27.1% in 2016 and decreased in part as a result of a 7% increase in general and administrative expense.

Net revenue for MGM China decreased 13% in 2016 compared to 2015 primarily as a result of a decrease in VIP table games revenue of 26%, which was slightly offset by a 1% increase in main floor table games revenue. VIP table games turnover decreased 24% compared to the prior year, and VIP table games hold percentage decreased to 3.2% in 2016 from 3.3% in 2015. Slots revenue decreased 23% in 2016 compared to 2015 due to an 18% decrease in slots volume. Casino revenue was negatively affected in 2016 by the changes in economic factors and policy initiatives in China that began to take place in 2014, and VIP table games revenue was further impacted by the new regulatory compliance requirements implemented in late 2015 and in 2016 for gaming promoters and operators, as well as the curtailing of “proxy” bets as a result of the ban on mobile phone usage at gaming tables, which began in 2016.

MGM China’s Adjusted EBITDA was $521 million in 2016 and $540 million in 2015. Excluding intercompany branding fees of $34 million and $39 million for the years ended December 31, 2016 and 2015, respectively, Adjusted EBITDA decreased 4% compared to 2015. Adjusted EBITDA margin increased 274 basis points to 27.1% in 2016 primarily as a result of an increase in main floor table games mix and cost reduction efforts.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $402 million, $397 million and $399 million for 2017, 2016 and 2015, respectively.

Adjusted EBITDA related to corporate and other in 2017 decreased compared to the prior year due to our share of the gain recognized in 2016 from the sale of Crystals at CityCenter, the gain on the acquisition of Borgata in 2016 and an increase in stock-based compensation, partially offset by the cessation of equity method accounting for Borgata subsequent to the acquisition and an increase in corporate expense as described in “Summary Operating Results.” See “Operating Results – Income from Unconsolidated Affiliates” for further discussion regarding CityCenter and Borgata.

Adjusted EBITDA related to corporate and other in 2016 increased due to our share of the gain recognized from the sale of Crystals at CityCenter. See “Operating Results – Income from Unconsolidated Affiliates” for further discussion. The increase in income from unconsolidated affiliates was partially offset by an increase in corporate expense and an increase in stock-based compensation.

Operating Results – Details of Certain Charges

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
MGM China	$86,970	$27,848	$13,863
MGM Springfield	22,881	26,210	19,654
Monte Carlo rebranding	6,498	589	—
MGM National Harbor	366	77,242	32,837
Other	1,760	8,186	4,973
	$118,475	$140,075	$71,327

Preopening and start-up expenses decreased in 2017 due primarily to a decrease in preopening and start-up expenses at MGM National Harbor (as it opened in December 2016), partially offset by an increase in preopening and start-up expenses at MGM China related to MGM Cotai (which opened in February 2018) and at Monte Carlo as part of the property’s on-going rebrand to Park MGM and NoMad Hotel. Preopening and start-up expenses at MGM China include $7 million of amortization of the Cotai land concession premium in each of the years ended December 31, 2017, 2016 and 2015. Preopening and start-up expenses at MGM National Harbor include $15 million and $19 million of rent expense for the years ended December 31, 2016 and 2015, respectively, which relates to the ground lease for the land on which MGM National Harbor was developed. As the property was open for the entirety of 2017, no rent expense relating to the ground lease was recorded in preopening and start-up expenses at MGM National Harbor for 2017.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Grand Victoria investment impairment	$—	$—	$17,050
Gain on sale of Circus Circus Reno and Silver Legacy investment	—	—	(23,002)
Other property transactions, net	50,279	17,078	41,903
	$50,279	$17,078	$35,951

See Note 16 to the accompanying consolidated financial statements for a discussion of property transactions, net for the years ended December 31, 2017, 2016 and 2015.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CityCenter	$133,167	$445,181	$158,906
Borgata (through July 31, 2016)	—	61,169	75,764
Other	12,822	21,266	23,213
	$145,989	$527,616	$257,883

We completed our acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary. Prior to the acquisition, we held a 50% interest in Borgata, which was accounted for under the equity method.

In 2017, our share of CityCenter’s operating results, including certain basis difference adjustments, was $133 million, which included a benefit of $4 million related to our share of the modification of the NV Energy exit fee. At Aria, casino revenues increased 8% in 2017 compared to 2016, due to a 2% increase in table games drop and an increase in hold percentage to 25.3% in 2017 compared to 24.6% in 2016 as well as a 6% increase in slots revenue. REVPAR increased by 5% and 2% at Aria and Vdara, respectively, which led to a 4% increase in CityCenter’s rooms revenue in 2017 compared to 2016. CityCenter food and beverage revenue increased 7% in 2017 due in part to an increase in catering and banquets during the year.

In 2016, our share of CityCenter’s operating results, including certain basis difference adjustments, was $445 million, which included $13 million related to our share of NV Energy exit expense representing CityCenter’s share of a charge associated with our strategic decision to exit the fully bundled sales system of NV Energy, $41 million related to our share of accelerated depreciation related to the April 2016 closure of the Zarkana theatre, as well as $401 million related to our share of a gain recognized by CityCenter on the sale of Crystals and the reversal of certain basis differences, compared to $159 million in 2015, which included $80 million related to our share of a gain recognized by CityCenter as a result of the final resolution of its construction litigation and related settlements. At Aria, casino revenues decreased 2% in 2016 compared to 2015, due to a 7% decrease in table games volume partially offset by an increase in hold percentage to 24.6% in 2016 compared to 23.8% in 2015. The decrease in table games revenue was partially offset by a 2% increase in slots revenue. REVPAR increased by 4% and 8% at Aria and Vdara, respectively, which led to a 7% increase in CityCenter’s rooms revenue in 2016 compared to 2015.

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Total interest incurred – MGM Resorts (excluding MGM China)	$691,475	$746,467	$808,733
Total interest incurred – MGM China	88,380	68,264	53,644
Interest capitalized	(111,110)	(119,958)	(64,798)
	$668,745	$694,773	$797,579

Cash paid for interest, net of amounts capitalized	$658,637	$661,166	$776,540
End-of-year ratio of fixed-to-floating debt	73/27	68/32	67/33
End-of-year weighted average interest rate	5.2%	5.4%	5.9%

In 2017, interest cost related to MGM Resorts, excluding MGM China, decreased compared to 2016 primarily as a result of a decrease in the average debt outstanding related to our senior notes and a decrease in the weighted average interest rate of our senior notes. This was partially offset by an increase in the average debt outstanding under our credit facilities and an increase in amortization of debt issuance costs. Interest cost related to MGM China increased in 2017 compared to 2016 due to an increase in the average outstanding amounts borrowed under the MGM China credit facility and an increase in the weighted average interest rate. In 2016, interest cost related to MGM Resorts, excluding MGM China, decreased compared to 2015 primarily as a result of a decrease in the average long-term debt outstanding, and also due to a decrease in the weighted average interest rate, partially offset by an increase in amortization of debt issuance cost associated with the MGP related financing transactions in April 2016. Interest cost related to MGM China increased in 2016 compared to 2015 due to an increase in the average outstanding amounts borrowed under the MGM China credit facility partially offset by a decrease in amortization of debt issuance costs.

Capitalized interest in 2017 decreased from 2016 due primarily to the opening of MGM National Harbor in December 2016, partially offset due to the MGM Cotai and MGM Springfield projects. Capitalized interest in 2016 increased compared to 2015 due primarily to the MGM Cotai, MGM National Harbor, and MGM Springfield projects.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates decreased $18 million in 2017 compared to 2016, and decreased $23 million in 2016 compared to 2015, due primarily to the acquisition of Borgata on August 1, 2016, at which time the subsidiary operating Borgata became a consolidated subsidiary of our company. Prior to the acquisition, we held a 50% ownership interest in Borgata, which was accounted for under the equity method.

Other, net. Other expense in 2017 primarily consisted of a $30 million loss incurred on the early retirement of debt related to our 11.375% senior notes due 2018, as well as a $14 million loss incurred on the early retirement of debt related to the MGM National Harbor credit facility. Other expense in 2016 primarily consisted of a $16 million loss on the early retirement of debt related to our 7.625% senior notes due 2017, as well as a $49 million loss incurred on the early retirement of debt related to our previously outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 and our prior senior credit facility, recorded in the second quarter of 2016. The previously discussed losses related to the early retirement of debt recorded in 2016 are primarily responsible for the increase in other non-operating expense from 2016 to 2015.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) before income taxes	$963,755	$1,259,177	$(1,046,243)
Benefit (provision) for income taxes	1,132,663	(22,299)	6,594
Effective income tax rate	(117.5)%	1.8%	0.6%
Federal, state and foreign income taxes paid, net of refunds	$181,651	$68,236	$11,801

Our effective tax rate in 2017 was favorably impacted by a non-recurring, non-cash income tax benefit of $1.4 billion resulting from the remeasurement of deferred tax assets and liabilities required as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”). Our effective tax rate in 2016 was favorably impacted by income tax benefits attributable to a decrease in valuation allowance on foreign tax credit carryovers and permanent exclusion of a portion of the gain on the Borgata transaction, partially offset by income tax expense attributable to the remeasurement of Macau deferred tax liabilities resulting from a change in assumption concerning renewal of the exemption from the Macau complementary tax on gaming profits. Our effective tax rate in 2015 was unfavorably impacted by the non-cash impairment charge on MGM China goodwill for which we did not record income tax benefit, partially offset by an income tax benefit for foreign tax credits, net of valuation allowance.

Cash taxes paid increased in 2017 compared to 2016 primarily as a result of an increase in federal income taxes paid due to increased U.S. taxable income and state income taxes attributable to Borgata, which has been consolidated since the August 2016 acquisition of Boyd Gaming’s interest in the company. Cash taxes paid increased in 2016 compared to 2015 primarily as a result of an increase in federal income taxes paid due to increased U.S. taxable income.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts and MGP stock compensation plans, which are not allocated to each property. MGM China recognizes stock compensation expense related to its stock-based compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to the operating resorts which were consolidated by the Company for both the entire current and prior year periods presented. “Adjusted EBITDA margin” is Adjusted EBITDA divided by net revenues. “Same-store Adjusted Property EBITDA margin” is Same-store Adjusted Property EBITDA divided by “same-store” net revenues. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies. We present Adjusted Property EBITDA on a “same-store” basis as supplemental information because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

We believe that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA, Same-Store Adjusted Property EBITDA, Adjusted EBITDA margin, and Same-store Adjusted Property EBITDA margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA and Same-store Adjusted Property EBITDA as the primary measure of domestic resorts operating performance.

Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted EBITDA margin or Same-store Adjusted Property EBITDA margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted EBITDA margin, or Same-store Adjusted Property EBITDA margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA Same-store Adjusted Property EBITDA, Adjusted EBITDA margin or Same-store Adjusted Property EBITDA margin information may calculate Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted EBITDA margin or Same-store Adjusted Property EBITDA margin in a different manner.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,960,286	$1,101,440	$(447,720)
Plus: Net income (loss) attributable to noncontrolling interests	136,132	135,438	(591,929)
Net income (loss)	2,096,418	1,236,878	(1,039,649)
Provision (benefit) for income taxes	(1,132,663)	22,299	(6,594)
Income (loss) before income taxes	963,755	1,259,177	(1,046,243)
Non-operating expense
Interest expense, net of amounts capitalized	668,745	694,773	797,579
Non-operating items from unconsolidated affiliates	34,751	53,139	76,462
Other, net	48,241	72,698	15,970
	751,737	820,610	890,011
Operating income (loss)	1,715,492	2,079,787	(156,232)
NV Energy exit expense	(40,629)	139,335	—
Preopening and start-up expenses	118,475	140,075	71,327
Property transactions, net	50,279	17,078	35,951
Goodwill impairment	—	—	1,467,991
Gain on Borgata transaction	—	(430,118)	—
Depreciation and amortization	993,480	849,527	819,883
Adjusted EBITDA	$2,837,097	$2,795,684	$2,238,920

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2017
			Preopening	Property	Depreciation
	Operating	NV Energy	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$418,581	$(6,970)	$—	$924	$92,320	$504,855
MGM Grand Las Vegas	279,205	(7,424)	6	1,752	70,510	344,049
Mandalay Bay	169,678	(8,524)	—	590	96,577	258,321
The Mirage	140,363	(4,043)	—	304	39,854	176,478
Luxor	89,045	(3,394)	—	2,428	38,489	126,568
New York-New York	108,102	(2,025)	(162)	720	28,550	135,185
Excalibur	97,331	(2,658)	—	485	18,352	113,510
Monte Carlo	(30,597)	(2,461)	6,532	33,510	42,269	49,253
Circus Circus Las Vegas	55,239	(3,130)	452	940	16,756	70,257
MGM Grand Detroit	154,801	—	—	—	22,747	177,548
Beau Rivage	62,352	—	—	370	24,865	87,587
Gold Strike Tunica	44,402	—	—	91	9,069	53,562
Borgata	208,628	—	1,430	1,417	71,878	283,353
MGM National Harbor	51,183	—	366	—	82,744	134,293
Domestic Resorts	1,848,313	(40,629)	8,624	43,531	654,980	2,514,819
MGM China	193,619	—	86,970	6,286	238,078	524,953
Unconsolidated resorts	145,989	—	—	—	—	145,989
Management and other operations	19,812	—	—	—	7,925	27,737
	2,207,733	(40,629)	95,594	49,817	900,983	3,213,498
Stock compensation	(50,365)	—	—	—	—	(50,365)
Corporate	(441,876)	—	22,881	462	92,497	(326,036)
	$1,715,492	$(40,629)	$118,475	$50,279	$993,480	$2,837,097

	Year Ended December 31, 2016
				Property
				Transactions, Net
			Preopening	and Gain on	Depreciation
	Operating	NV Energy	and Start-up	Borgata	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Transaction	Amortization	EBITDA
	(In thousands)
Bellagio	$366,543	$23,815	$—	$118	$88,783	$479,259
MGM Grand Las Vegas	231,327	25,365	82	1,719	72,188	330,681
Mandalay Bay	114,202	29,123	252	2,377	89,655	235,609
The Mirage	85,300	13,813	—	44	40,270	139,427
Luxor	57,653	11,594	1,625	708	36,612	108,192
New York-New York	93,169	7,439	479	210	20,432	121,729
Excalibur	71,885	9,083	—	4,405	16,152	101,525
Monte Carlo	33,291	8,409	1,929	1,131	34,102	78,862
Circus Circus Las Vegas	33,516	10,694	—	816	16,963	61,989
MGM Grand Detroit	147,865	—	—	(59)	23,608	171,414
Beau Rivage	68,054	—	—	(172)	25,880	93,762
Gold Strike Tunica	39,831	—	—	67	9,792	49,690
Borgata	38,616	—	90	8,652	33,923	81,281
MGM National Harbor	(13,626)	—	17,986	—	5,236	9,596
Domestic Resorts	1,367,626	139,335	22,443	20,016	513,596	2,063,016
MGM China	255,264	—	27,848	(216)	237,840	520,736
Unconsolidated resorts	524,448	—	3,168	—	—	527,616
Management and other operations	4,316	—	1,150	29	7,505	13,000
	2,151,654	139,335	54,609	19,829	758,941	3,124,368
Stock compensation	(44,957)	—	—	—	—	(44,957)
Corporate	(26,910)	—	85,466	(432,869)	90,586	(283,727)
	$2,079,787	$139,335	$140,075	$(413,040)	$849,527	$2,795,684

	Year Ended December 31, 2015
			Property
			Transactions,
		Preopening	Net	Depreciation
	Operating	and Start-up	and Goodwill	and	Adjusted
	Income (Loss)	Expenses	Impairment	Amortization	EBITDA
	(In thousands)
Bellagio	$303,858	$—	$1,085	$90,442	$395,385
MGM Grand Las Vegas	206,896	—	110	73,260	280,266
Mandalay Bay	120,142	—	3,599	79,733	203,474
The Mirage	66,069	115	1,729	44,562	112,475
Luxor	49,369	(2)	94	37,708	87,169
New York-New York	81,618	(74)	4,931	19,982	106,457
Excalibur	67,545	—	111	14,591	82,247
Monte Carlo	55,594	—	3,219	27,149	85,962
Circus Circus Las Vegas	27,305	280	21	15,639	43,245
MGM Grand Detroit	131,016	—	(36)	23,999	154,979
Beau Rivage	62,613	—	(5)	26,235	88,843
Gold Strike Tunica	34,362	—	221	11,440	46,023
Other resort operations	2,975	—	—	466	3,441
Domestic Resorts	1,209,362	319	15,079	465,206	1,689,966
MGM China	(1,212,377)	13,863	1,472,128	266,267	539,881
Unconsolidated resorts	254,408	3,475	—	—	257,883
Management and other operations	27,395	1,179	1,080	7,765	37,419
	278,788	18,836	1,488,287	739,238	2,525,149
Stock compensation	(32,125)	—	—	—	(32,125)
Corporate	(402,895)	52,491	15,655	80,645	(254,104)
	$(156,232)	$71,327	$1,503,942	$819,883	$2,238,920

Liquidity and Capital Resources

Cash Flows – Summary

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior secured credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt securities subject to limitations in our senior secured credit facility. At December 31, 2017 and 2016, we held cash and cash equivalents of $1.5 billion and $1.4 billion, respectively. Cash and cash equivalents related to MGM China at December 31, 2017 and 2016 was $676 million and $454 million, respectively. Cash and cash equivalents related to the Operating Partnership at December 31, 2017 and 2016 was $260 million and $360 million, respectively.

Our cash flows consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$2,206,411	$1,533,972	$1,005,079
Net cash used in investing activities	(1,580,592)	(2,276,204)	(795,058)
Net cash provided by (used in) financing activities	(568,778)	519,422	(257,879)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, cash paid for interest, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $2.2 billion in 2017 compared to $1.5 billion in 2016. Operating cash flows increased in the current period due to an increase in operating income at our domestic resorts, partially offset by an increase in cash paid for taxes. Cash provided by operating activities in 2017 was positively affected by changes in working capital primarily related to the timing of significant purchases of chips by gaming promoters at MGM China.

Cash provided by operating activities in 2016 increased from 2015 due to an increase in operating income at our domestic resorts and a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes. Cash provided by operating activities in 2015 was negatively affected by changes in working capital primarily related to short-term gaming liabilities.

We paid net taxes of $182 million, $68 million and $12 million in 2017, 2016 and 2015, respectively.

Investing activities. Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts, business acquisitions or dispositions, and the timing of maintenance capital expenditures to maintain the quality of our resorts. Capital expenditures related to regular investments in our existing resorts can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Most of such costs relate to construction materials, furniture and fixtures, and external labor costs.

•

In 2017, we had capital expenditures of $1.9 billion, which included $908 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $856 million related to the construction of MGM Cotai and $53 million related to improvements at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $956 million included $269 million related to the construction of MGM Springfield, $221 million related to the Monte Carlo rebranding project, and $195 million primarily related to the finalization of construction of MGM National Harbor, as well as various resorts’ room remodels, construction of additional convention space at MGM Grand Las Vegas, the parking garage at Excalibur, a waterpark at Circus Circus, and various restaurant and entertainment venue remodels.

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

We additionally had other investing activities. Distributions from unconsolidated affiliates for 2017 consisted of our $300 million share of a $600 million dividend paid by CityCenter in April 2017.

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

Financing activities. In 2017, we repaid net debt of $138 million which included the following repayments:

•	$503 million for the redemption of our $475 million 11.375% senior notes, including a premium;
•

$478 million for the repayment of the MGM National Harbor credit facility, which consisted of $425 million in term loans and $53 million drawn on the revolving credit facility, in connection with the MGM National Harbor transaction;

•	$42 million of amortization payments on the Operating Partnership senior credit facility term loans;
•	$77 million of amortization payments on the MGM China credit facility term loans; and
•	$13 million of amortization payments on our senior credit facility term loan.

The repayments were partially offset by the following issuances and draws:

•	$350 million for the Operating Partnership’s issuance of 4.50% senior notes due 2028 in connection with the MGM National Harbor transaction;
•	$135 million of net draws on our senior secured revolving credit facility;
•	$462 million of net draws on the MGM China revolving credit facility; and
•	$28 million of net draws on the MGM National Harbor revolving credit facility.

Additionally, we paid $10 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes and the amendments to the MGM China and Operating Partnership credit facilities.

In 2016, we repaid net debt of $301 million. In April 2016, in connection with the MGP IPO and related financing transactions we permanently repaid $2.7 billion under our prior senior secured credit facility and entered into an amended and restated senior secured credit facility under which we borrowed $250 million. The Operating Partnership borrowed net debt of $2.1 billion during 2016 under its senior credit facility. In addition, MGM National Harbor borrowed $450 million under its credit facility, MGM China borrowed $374 million under its revolving credit facility, and we permanently repaid $584 million under Borgata’s credit facility. The following senior notes were issued during 2016:

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

In 2015, we had net borrowings of $102 million, including $1.0 billion of borrowings under the MGM China credit facility, the repayment of $28 million under our senior secured credit facility and the repayment of the $875 million 6.625% senior notes at maturity in July 2015 using cash on hand. Additionally, we paid $46 million of debt issuance costs related to the refinancing of the MGM China credit facility.

Other financing activities during the year ended 2017 included MGP’s receipt of net proceeds of $388 million from a secondary offering of its Class A shares issued in September 2017 in connection with the MGM National Harbor transaction. During the year ended 2016, MGP received proceeds of $1.2 billion in connection with the MGP IPO in April 2016 and paid $75 million of issuance costs related to the IPO, and we paid $100 million as part of the consideration for the purchase of an additional 188.1 million common shares of our MGM China subsidiary.

Additionally, in September 2017, we repurchased and retired $328 million of our common stock pursuant to our stock repurchase plan. As discussed further below, we paid dividends to common shareholders in 2017 and have made distributions to noncontrolling interests in each of 2017, 2016, and 2015.

We received $47 million and $6 million in 2016 and 2015, respectively, related to proceeds from the issuance of non-voting membership interests in MGM National Harbor. No non-voting membership interests in MGM National Harbor were issued in 2017.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At December 31, 2017, we had $13.0 billion in principal amount of indebtedness, including $373 million of borrowings outstanding under our $1.5 billion senior secured credit facility, $2.1 billion outstanding under the $2.7 billion Operating Partnership credit facility, and $2.3 billion outstanding under the $2.9 billion MGM China credit facility. In the next twelve months, we have due an estimated $710 million of cash interest payments and $820 million of term loan principal payments, of which approximately $774 million relates to MGM China’s existing credit facility. MGM China is in the process of amending its credit facility to extend the maturity date, extend the timing of and reduce the amount of scheduled amortization payments, and increase the maximum leverage ratio. We believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures, over the next twelve months from the balance sheet date with existing cash and cash deposits, cash flows from operations, and availability under our revolving credit facilities.

In addition, we have made significant investments through December 31, 2017 and we expect to make capital investments as described below during 2018. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	Approximately $640 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM Springfield;
•	Approximately $455 million on the MGM Cotai project, excluding development fees and capitalized interest;
•	Approximately $375 million on the MGM Springfield project, excluding capitalized interest and land-related costs; and
•	Approximately $115 million in maintenance capital improvements at MGM China.

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

MGM Resorts International stock repurchase program. In September 2017, our Board of Directors authorized a $1.0 billion stock repurchase program, under which we may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Repurchased shares are retired. The remaining availability under the stock repurchase program was approximately $672 million as of December 31, 2017.

MGM Resorts International dividends. During 2017, we paid dividends each quarter of $0.11 per share, totaling $252 million for the year. On February 19, 2018 the Board of Directors approved a quarterly dividend to holders of record on March 9, 2018 of $0.12 per share, totaling $68 million, which will be paid on March 15, 2018. Our intention is to pay a comparable quarterly dividend in each quarter of 2018, subject to our operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at our subsidiaries and any limitations in other agreements such subsidiaries may have with third parties.

Operating Partnership distributions and MGP dividends. The Operating Partnership paid the following distributions to its partnership unit holders:

•	$112 million distribution paid in January 2018, of which the Company received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$385 million of distributions paid in 2017, of which the Company received $290 million and MGP received $95 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$151 million of distributions paid in 2016, of which the Company received $113 million and MGP received $38 million, which MGP concurrently paid as a dividend to its Class A shareholders.

MGM China dividends. MGM China paid, or will pay, the following dividends to its shareholders:

•

$47 million dividend, to be paid in 2018 if approved at the MGM China 2018 annual shareholders meeting, of which the Company would receive $26 million and noncontrolling interests would receive $21 million;

•	$134 million of dividends paid in 2017, of which the Company received $75 million and noncontrolling interests received $59 million;

•	$104 million of dividends paid in 2016, of which the Company received $53 million and noncontrolling interests received $51 million;
•	$596 million of dividends paid in 2015, of which the Company received $304 million and noncontrolling interests received $292 million.

During 2017, we paid $7 million of our share of MGM China’s dividend to Grand Paradise Macau (“GPM”) under a deferred cash payment arrangement. See Note 12 in the accompanying consolidated financial statements for additional information regarding the deferred cash payment arrangement.

Principal Debt Arrangements

See Note 10 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2017.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria, and Las Vegas Arena Company, LLC. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions, other than the Operating Partnership’s cash flow hedges. See Note 10 to the accompanying consolidated financial statements for additional information. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort or other entertainment facilities in a manner that minimizes our initial investment. We guarantee the T-Mobile Arena credit facility as described in Item 2 – Properties. In addition, there are no other provisions in the agreements with our investees which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Long-term debt (1)	$820	$2,424	$1,546	$1,832	$1,018	$5,378	$13,018
Estimated interest payments on long-term debt (2)	710	583	548	443	315	276	2,875
Construction commitments	295	7	—	—	—	—	302
Operating leases (3)	39	36	34	35	32	1,360	1,536
Other Long-term liabilities (4)	—	46	—	7	7	63	123
Other purchase obligations (5)	84	21	18	17	17	101	258
	$1,948	$3,117	$2,146	$2,334	$1,389	$7,178	$18,112

(1)	Refer to Note 10 for further information on long-term debt.
(2)

Estimated interest payments, adjusted for the impact of interest rate swap agreements, are based on principal amounts and expected maturities of debt outstanding at December 31, 2017 and management’s forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM China credit facility.

(3)	Refer to Note 12 for further information on operating leases.
(4)

Reflects future expected cash outlays of our other long-term liabilities recorded on our balance sheet as of December 31, 2017, and, accordingly, we have not included such liabilities above that do not have future cash payments, such as deferred rent. We have also excluded deferred income tax liabilities and unrecognized tax benefits from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(5)

Our purchase obligations represent minimum obligations we have under agreements with certain of our vendors, primarily utility and entertainment contracts. Also, although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers and gaming promoters. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates the credit worthiness of gaming promoters and casino customers prior to issuing credit. At December 31, 2017 and 2016, approximately 60% and 49%, respectively, of our gross casino accounts receivable were owed by customers from the United States.

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

The following table shows key statistics related to our casino receivables, net of discounts:

	December 31,
	2017	2016
	(In thousands)
Casino receivables	$343,869	$332,443
Allowance for doubtful casino accounts receivable	86,126	92,424
Allowance as a percentage of casino accounts receivable	25%	28%

Approximately $31 million and $35 million of casino receivables and $7 million and $8 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due to a decrease in the age of outstanding account balances. At December 31, 2017, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $3 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost. A significant amount of our property and equipment was acquired through business combinations and was therefore recognized at fair value at the acquisition date. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2017 annual impairment test, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We elected to perform a quantitative analysis for the Borgata trade name using a discounted cash flow approach, for which the fair value exceeded its carrying value by approximately 4%. For our 2016 and 2015 annual impairment tests we utilized the two-step quantitative analysis for all of our intangible assets, using a discounted cash flow approach for license rights and using the relief-from-royalty method for trademarks. The estimated fair values of the intangibles were substantially in excess of their carrying values, with the fair value of the Borgata trade name exceeding its carrying value by approximately 2%, reflecting the recentness of the Borgata Transaction. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. With the exception of our MGM China reporting unit, discussed below, none of our other reporting units incurred any goodwill impairment charges in 2017, 2016 or 2015. For our 2017 annual goodwill impairment tests, we utilized the option to perform a step zero analysis for all of our domestic resorts reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values. We utilized the quantitative analysis for the MGM China reporting unit, for which the fair value of such reporting unit exceeded its carrying value by a substantial margin. For our 2016 annual impairment tests, we utilized the option to perform a step zero analysis for certain of our domestic resorts reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. The estimated fair values of reporting units for which we elected to forego the step zero analysis and instead utilized the two-step quantitative analysis were substantially in excess of their carrying values. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

During the fourth quarter of 2015 we conducted our annual impairment tests of goodwill by reviewing each of our reporting units, including our MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%. The decrease in fair value resulted from a decrease in forecasted cash flows based on then current market conditions and a sustained decline in the enterprise value multiples of the MGM China reporting unit as well as those of the MGM China reporting unit’s peer group. As a result of the indication of impairment from the step one analysis, we proceeded to perform a step two impairment analysis to measure the impairment loss. As such, we determined the fair values of all assets of the MGM China reporting unit, including its separately identifiable intangible assets. The fair values of each of the separately identifiable intangible assets exceeded their respective carrying values by a significant amount, leading to a lower implied fair value of goodwill. Therefore, we recorded a $1.5 billion non-cash impairment charge to reduce the historical carrying value of goodwill related to the MGM China reporting unit to its implied fair value in 2015.

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

See Note 2 and Note 8 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Impairment of Investments in Unconsolidated Affiliates

See Note 7 and Note 16 to the accompanying consolidated financial statements for discussion of other-than-temporary impairment.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 11 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.

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

Refer to Note 11 in the accompanying consolidated financial statements for further discussion relating to income taxes.

Market Risk

In addition to the inherent risks associated with our normal operations, we are also exposed to additional market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and by utilizing interest rate swap agreements that provide for a fixed interest payment on the Operating Partnership’s term loan B facility. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

As of December 31, 2017, variable rate borrowings represented approximately 27% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(In millions)
Fixed-rate	$—	$850	$1,500	$1,250	$1,000	$3,653	$8,253	$8,855
Average interest rate	N/A	8.6%	6.3%	6.6%	7.8%	5.4%	6.3%
Variable rate	$820	$1,574	$46	$582	$18	$1,725	$4,765	$4,770
Average interest rate	3.7%	3.6%	4.0%	4.0%	3.8%	3.8%	3.8%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of December 31, 2017, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $7 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $23 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data required by this Item 8 are included at the end of this report as listed on Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

On February 23, 2018, the Compensation Committee of the Board of Directors approved a special cash bonus award to each of Mr. Murren, Mr. Baldwin, Mr. Hornbuckle, Mr. Sanders and Mr. D’Arrigo of $833,000, $333,000, $500,000, $500,000 and $333,000, respectively. The Compensation Committee approved these one-time awards in recognition of the extraordinary leadership efforts displayed by each of the executives during 2017. The Company paid these amounts in a lump sum in February 2018.

Because this report is being filed within four business days from the date of the reportable event, we have made the foregoing disclosure in this report rather than in a Form 8-K under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 2, 2018 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2017:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	14,945	$20.59	20,869
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2017 we had 2.6 million restricted stock units and 3.6 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

Audited consolidated financial statements for CityCenter Holdings, LLC as of and for the three years in the period ended December 31, 2017 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).	Financial Statement Schedule.

Years Ended December 31, 2017, 2016 and 2015
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

4.1(8)

Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(9)

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

4.1(11)

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

4.1(12)

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

4.1(13)

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

4.1(14)

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

4.1(15)

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(16)

Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2016).

4.1(17)

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

10.1(5)

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

10.1(6)

Third Supplemental Agreement, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein, and Bank of America, N.A., as facility agent, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016).

10.1 (7)

Fourth Supplemental Agreement, dated February 15, 2017, among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein and Bank of America, N.A., as facility agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

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

10.2(3)

Land Concession Agreement, effective as of January 9, 2013, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise S.A. (incorporated by reference to Exhibit 10.2(4) to the Company’s Annual Report on Form 10-K filed on March 1, 2013).

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

10.4(3)

Second Amendment to Master Lease, dated as of October 5, 2017, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on October 6, 2017).

†10.4(4)

Hotel & Casino Ground Lease between National Harbor Beltway L.C., as landlord, and MGM National Harbor, LLC, as tenant, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.4(3) to the Company’s Annual Report on Form 10‑K filed on March 1, 2017).

†10.4(5)

First Amendment to Hotel and Casino Ground Lease, dated July 23, 2014 between National Harbor Beltway L.C. and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(4) to the Company’s Annual Report on Form 10‑K filed on March 1, 2017).

†10.4(6)

Second Amendment to Hotel and Casino Ground Lease, dated November 24, 2015 between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.4(5) to the Company’s Annual Report on Form 10‑K filed on March 1, 2017).

10.4(7)

Third Amendment to the Hotel and Casino Ground Lease, dated as of August 21, 2017, by and between National Harbor Grand LLC and MGM National Harbor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on November 9, 2017).

*10.5(1)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2014).
*10.5(2)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 20, 2016).
*10.5(3)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014 (incorporated by reference to Exhibit 10.4(6) to the Company’s Annual Report on Form 10-K filed on March 2, 2015).
*10.5(4)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 10, 2005).
*10.5(5)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.5(6)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.5(7)

Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.5(8)

Employment Agreement, effective as of December 13, 2014, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

*10.5(9)

Employment Agreement, dated as of October 3, 2016, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

*10.5(10)

Employment Agreement, executed as of August 24, 2015, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015).

*10.5(11)

Employment Agreement, effective as of November 15, 2016, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

*10.5(12)

Employment Agreement, effective as of November 15, 2016, between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2016).

*10.5(13)	Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.5(14)

Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 through 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(15)

Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(16)

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

*10.5(18)

Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(19)	Form of Sign-On RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
*10.5(20)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through March 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.5(21)

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

*10.5(23)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(24)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(25)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.5(26)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2013 and thereafter (incorporated by reference to Exhibit 10.4(43) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.5(27)

Amendment to all Stock Appreciation Right Agreements adopted by the Compensation Committee of the Board of Directors on October 7, 2013 (incorporated by reference to Exhibit 10.4(44) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.5(28)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(29)	Profit Growth Share Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).
*10.5(30)

Form of Performance Share Units Agreement (Profit Growth Share Incentive Plan) of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(31)

MGM Growth Properties LLC 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 of MGM Growth Properties LLC (File No. 333-210832) filed on April 19, 2016).

*10.5(32)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(33)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(34)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(35)	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(36)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(37)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(38)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(39)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(40)	Form of Restricted Stock Unit Agreement (Bonus RSUs).
*10.5(41)	Form of Relative Performance Share Unit Agreement (Annual Grant).
12	Computation of ratio of earnings to fixed charges.
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.

99.2	Description of Regulation and Licensing.
99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2017.
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

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

Based on its evaluation as of December 31, 2017, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 1, 2018

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,499,995	$1,446,581
Accounts receivable, net	540,545	542,924
Inventories	102,292	97,733
Income tax receivable	42,551	—
Prepaid expenses and other	189,244	142,349
Total current assets	2,374,627	2,229,587

Property and equipment, net	19,635,459	18,425,023

Other assets
Investments in and advances to unconsolidated affiliates	1,034,161	1,220,443
Goodwill	1,806,531	1,817,119
Other intangible assets, net	3,877,960	4,087,706
Other long-term assets, net	430,440	393,423
Total other assets	7,149,092	7,518,691
	$29,159,178	$28,173,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$255,028	$250,477
Construction payable	474,807	270,361
Income tax payable	—	10,654
Current portion of long-term debt	158,042	8,375
Accrued interest on long-term debt	135,785	159,028
Other accrued liabilities	2,068,720	1,594,526
Total current liabilities	3,092,382	2,293,421

Deferred income taxes, net	1,304,835	2,551,228
Long-term debt, net	12,751,052	12,979,220
Other long-term obligations	284,416	325,981
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	79,778	54,139
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 566,275,789 and 574,123,706 shares	5,663	5,741
Capital in excess of par value	5,357,709	5,653,575
Retained earnings	2,252,890	545,811
Accumulated other comprehensive income (loss)	(3,610)	15,053
Total MGM Resorts International stockholders' equity	7,612,652	6,220,180
Noncontrolling interests	4,034,063	3,749,132
Total stockholders' equity	11,646,715	9,969,312
	$29,159,178	$28,173,301

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Casino	$5,984,335	$4,936,490	$4,842,836
Rooms	2,151,380	2,023,841	1,876,733
Food and beverage	1,790,287	1,639,910	1,575,496
Entertainment	542,706	517,433	539,318
Retail	214,331	200,340	201,688
Other	605,832	533,528	506,934
Reimbursed costs	402,042	397,152	398,836
	11,690,913	10,248,694	9,941,841
Less: Promotional allowances	(917,009)	(793,571)	(751,773)
	10,773,904	9,455,123	9,190,068
Expenses
Casino	3,241,180	2,718,483	2,882,752
Rooms	608,103	576,426	564,094
Food and beverage	1,004,949	943,803	917,993
Entertainment	430,981	411,657	410,284
Retail	102,886	96,928	102,904
Other	375,865	351,215	348,513
Reimbursed costs	402,042	397,152	398,836
General and administrative	1,559,915	1,378,617	1,309,104
Corporate expense	356,875	312,774	274,551
NV Energy exit expense	(40,629)	139,335	—
Preopening and start-up expenses	118,475	140,075	71,327
Property transactions, net	50,279	17,078	35,951
Goodwill impairment	—	—	1,467,991
Gain on Borgata transaction	—	(430,118)	—
Depreciation and amortization	993,480	849,527	819,883
	9,204,401	7,902,952	9,604,183
Income from unconsolidated affiliates	145,989	527,616	257,883
Operating income (loss)	1,715,492	2,079,787	(156,232)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(668,745)	(694,773)	(797,579)
Non-operating items from unconsolidated affiliates	(34,751)	(53,139)	(76,462)
Other, net	(48,241)	(72,698)	(15,970)
	(751,737)	(820,610)	(890,011)
Income (loss) before income taxes	963,755	1,259,177	(1,046,243)
Benefit (provision) for income taxes	1,132,663	(22,299)	6,594
Net income (loss)	2,096,418	1,236,878	(1,039,649)
Less: Net (income) loss attributable to noncontrolling interests	(136,132)	(135,438)	591,929
Net income (loss) attributable to MGM Resorts International	$1,960,286	$1,101,440	$(447,720)

Earnings per share
Basic	$3.39	$1.94	$(0.82)
Diluted	$3.35	$1.92	$(0.82)
Weighted average common shares outstanding
Basic	572,253	568,134	542,873
Diluted	578,795	573,317	542,873
Dividends declared per common share	$0.44	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$2,096,418	$1,236,878	$(1,039,649)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(43,188)	(2,680)	3,727
Unrealized gain on cash flow hedges	7,995	1,879	—
Other	—	—	(672)
Other comprehensive income (loss)	(35,193)	(801)	3,055
Comprehensive income (loss)	2,061,225	1,236,077	(1,036,594)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(119,700)	(134,680)	589,905
Comprehensive income (loss) attributable to MGM Resorts International	$1,941,525	$1,101,397	$(446,689)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$2,096,418	$1,236,878	$(1,039,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	993,480	849,527	819,883
Amortization of debt discounts, premiums and issuance costs	32,996	40,493	46,280
Loss on retirement of long-term debt	45,696	66,933	1,924
Provision for doubtful accounts	20,603	10,863	54,691
Stock-based compensation	62,494	55,487	42,872
Property transactions, net	50,279	17,078	35,951
Goodwill impairment	—	—	1,467,991
Gain on Borgata transaction	—	(430,118)	—
(Income) loss from unconsolidated affiliates	(111,238)	(471,309)	(177,946)
Distributions from unconsolidated affiliates	13,050	16,905	29,333
Deferred income taxes	(1,264,674)	(80,628)	(3,615)
Change in operating assets and liabilities:
Accounts receivable	(18,438)	(33,208)	(62,720)
Inventories	(4,656)	10,806	(2,649)
Income taxes receivable and payable, net	(53,204)	13,385	(5,946)
Prepaid expenses and other	(46,974)	20,192	(13,694)
Prepaid Cotai land concession premium	(7,765)	(22,376)	(22,427)
Accounts payable and accrued liabilities	419,525	272,828	(139,069)
Other	(21,181)	(39,764)	(26,131)
Net cash provided by operating activities	2,206,411	1,533,972	1,005,079
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,864,082)	(2,262,473)	(1,466,819)
Dispositions of property and equipment	718	3,944	8,032
Proceeds from partial disposition of investment in unconsolidated affiliate	—	15,000	—
Proceeds from sale of business units and investment in unconsolidated affiliate	—	—	92,207
Acquisition of Borgata, net of cash acquired	—	(559,443)	—
Investments in and advances to unconsolidated affiliates	(16,727)	(3,633)	(196,062)
Distributions from unconsolidated affiliates in excess of cumulative earnings	301,211	542,097	201,612
Investments in cash deposits - original maturities longer than 90 days	—	—	(200,205)
Proceeds from cash deposits - original maturities longer than 90 days	—	—	770,205
Other	(1,712)	(11,696)	(4,028)
Net cash used in investing activities	(1,580,592)	(2,276,204)	(795,058)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	15,001	491,032	977,275
Borrowings under bank credit facilities – maturities longer than 90 days	—	1,845,375	5,118,750
Repayments under bank credit facilities – maturities longer than 90 days	—	(1,845,375)	(5,118,750)
Issuance of long-term debt	350,000	2,050,000	—
Retirement of senior notes	(502,669)	(2,258,053)	(875,504)
Repayment of Borgata credit facility	—	(583,598)	—
Debt issuance costs	(9,977)	(139,584)	(46,170)
Issuance of MGM Growth Properties Class A shares in public offering	404,685	1,207,500	—
MGM Growth Properties Class A share issuance costs	(17,137)	(75,032)	—
Acquisition of MGM China shares	—	(100,000)	—
Dividends paid to common shareholders	(252,014)	—	—
Distributions to noncontrolling interest owners	(170,402)	(103,367)	(307,227)
Proceeds from issuance of redeemable noncontrolling interests	—	47,325	6,250
Purchases of common stock	(327,500)	—	—
Other	(58,765)	(16,801)	(12,503)
Net cash provided by (used in) financing activities	(568,778)	519,422	(257,879)
Effect of exchange rate on cash	(3,627)	(921)	793
Cash and cash equivalents
Net increase (decrease) for the period	53,414	(223,731)	(47,065)
Change in cash related to assets held for sale	—	—	3,662
Balance, beginning of period	1,446,581	1,670,312	1,713,715
Balance, end of period	$1,499,995	$1,446,581	$1,670,312
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$658,637	$661,166	$776,540
Federal, state and foreign income taxes paid, net of refunds	181,651	68,236	11,801
Non-cash investing and financing activities
Common stock issued for acquisition of MGM China shares	$—	$174,041	$—
Deferred cash payment for acquisition of MGM China shares	—	43,265	—
Conversion of convertible senior notes to equity	—	—	1,449,499
Increase (decrease) in investment in and advances to CityCenter related to change in completion guarantee liability	—	—	(8,198)
Increase in construction accounts payable	204,446	20,241	79,681

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2017, 2016 and 2015

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2015	491,292	$4,913	$4,180,922	$(107,909)	$12,991	$4,090,917	$3,537,357	$7,628,274
Net loss	—	—	—	(447,720)	—	(447,720)	(591,929)	(1,039,649)
Currency translation adjustment	—	—	—	—	1,703	1,703	2,024	3,727
Other comprehensive loss from unconsolidated affiliates, net	—	—	—	—	(672)	(672)	—	(672)
Stock-based compensation	—	—	38,464	—	—	38,464	4,538	43,002
Issuance of common stock pursuant to stock-based compensation awards	1,844	18	(24,896)	—	—	(24,878)	—	(24,878)
Conversion of convertible debt to common stock	71,703	717	1,448,779	—	—	1,449,496	—	1,449,496
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(307,494)	(307,494)
Issuance of performance share units	—	—	4,872	—	—	4,872	—	4,872
Other	—	—	7,745	—	—	7,745	4	7,749
Balances, December 31, 2015	564,839	5,648	5,655,886	(555,629)	14,022	5,119,927	2,644,500	7,764,427
Net income	—	—	—	1,101,440	—	1,101,440	134,902	1,236,342
Currency translation adjustment	—	—	—	—	(1,477)	(1,477)	(1,203)	(2,680)
Stock-based compensation	—	—	51,460	—	—	51,460	4,147	55,607
Issuance of common stock pursuant to stock-based compensation awards	2,225	22	(30,065)	—	—	(30,043)	—	(30,043)
Issuance of performance share units	—	—	5,817	—	—	5,817	—	5,817
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(103,457)	(103,457)
MGM Growth Properties IPO	—	—	(150,414)	—	—	(150,414)	1,334,252	1,183,838
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(22,281)	(22,281)
MGM China common stock acquisition	7,060	71	127,146	—	1,074	128,291	(270,903)	(142,612)
Borgata transaction	—	—	(18,385)	—	—	(18,385)	28,752	10,367
Other comprehensive income - cash flow hedges	—	—	—	—	1,434	1,434	445	1,879
Other	—	—	12,130	—	—	12,130	(22)	12,108
Balances, December 31, 2016	574,124	5,741	5,653,575	545,811	15,053	6,220,180	3,749,132	9,969,312
Net income	—	—	—	1,960,286	—	1,960,286	128,320	2,088,606
Currency translation adjustment	—	—	—	—	(23,995)	(23,995)	(19,193)	(43,188)
Other comprehensive income - cash flow hedges	—	—	—	—	5,234	5,234	2,761	7,995
Stock-based compensation	—	—	57,531	—	—	57,531	4,991	62,522
Issuance of common stock pursuant to stock-based compensation awards	2,152	22	(33,802)	—	—	(33,780)	—	(33,780)
Issuance of performance share units	—	—	9,648	—	—	9,648	95	9,743
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,685)	(147,685)
Dividends paid to common shareholders	—	—	—	(252,014)	—	(252,014)	—	(252,014)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
National Harbor transaction	—	—	(12,486)	—	(11)	(12,497)	19,383	6,886
Repurchase of common stock	(10,000)	(100)	(327,400)	—	—	(327,500)	—	(327,500)
MGP Class A share issuance	—	—	35,029	—	109	35,138	326,484	361,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	(18,280)	—	—	(18,280)	—	(18,280)
Other	—	—	(6,106)	(1,193)	—	(7,299)	(448)	(7,747)
Balances, December 31, 2017	566,276	$5,663	$5,357,709	$2,252,890	$(3,610)	$7,612,652	$4,034,063	$11,646,715

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan and MGM National Harbor in Prince George’s County, Maryland. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates the Park, a dining and entertainment district located between New York-New York and Monte Carlo, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

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

MGP is organized as an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through its Operating Partnership subsidiary. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is also a subsidiary of MGP, which is 100% owned by MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 13. As of December 31, 2017, the Company owned 73.4% of the Operating Partnership units, and MGP held the remaining 26.6% ownership interest in the Operating Partnership.

Pursuant to a master contribution agreement entered into in connection with the IPO by and between the Company, MGP, and the Operating Partnership, the Company contributed the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage to newly formed subsidiaries and subsequently transferred 100% ownership in such subsidiaries to the Operating Partnership in exchange for a percentage ownership of Operating Partnership units. Concurrently, pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leased the contributed real estate assets from the landlord.

Subsequent to the Company completing its acquisition of Borgata in August 2016, as discussed in Note 4, MGP acquired Borgata’s real property from a subsidiary of the Company, and in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company. Amendments to the master lease agreement provides for the Company to lease the real estate assets of Borgata and MGM National Harbor from a subsidiary of the Operating Partnership. See Note 10, Note 13, and Note 18 for additional information related to MGP, its ownership and transactions, and certain other intercompany agreements and debt financing transactions entered into in connection therewith.

The Company has an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions as well as MGM Cotai, an integrated casino, hotel and entertainment resort located on an 18 acre site on the Cotai Strip in Macau that opened on February 13, 2018. The Gaming Inspection and Coordination Bureau of Macau (“DICJ”) approved 100 gaming tables for the opening of MGM Cotai and 25 additional gaming tables effective for operation on January 1, 2019, for a total of 125 gaming tables in aggregate. In addition, the DICJ approved the initial transfer of 77 gaming tables from MGM Macau to MGM Cotai.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. See Note 7 and Note 18 for additional information related to CityCenter.

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, and Athena Arena, LLC owns the remaining 15%. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, basketball and bull riding, to high profile awards shows and top-name concerts, and is the home of the Vegas Golden Knights of the National Hockey League. Additionally, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 7 for additional information regarding the Company’s investment in the Las Vegas Arena Company.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. See Note 7 for additional information regarding the Company’s investment in Grand Victoria.

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield is in the process of being developed on approximately 14 acres of land in downtown Springfield. The Company’s plans for the resort currently include a casino with approximately 2,550 slots and 120 table games including poker; a 250-room hotel; 100,000 square feet of retail and restaurant space; 44,000 square feet of meeting and event space; and a 3,500 space parking garage, with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. Construction of MGM Springfield is expected to be completed in the third quarter of 2018.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 26.6% as of December 31, 2017 as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2017, on a consolidated basis MGP had total assets of $10.4 billion, primarily related to its real estate investments, and total liabilities of $4.3 billion, primarily related to its indebtedness.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

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

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2017, 35% of the Company’s casino receivables at its domestic resorts were due from customers residing in foreign countries and 8% of the Company’s casino receivables related to MGM China. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on both a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2017, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of December 31, 2017 and 2016, the Company had accrued $28 million and $36 million for property and equipment within accounts payable and $34 million and $32 million related to construction retention within other long-term liabilities, respectively.

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

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. See Note 7 and Note 16 for results of the Company’s review of its investment in certain of its unconsolidated affiliates.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2017 and 2016. An impairment of goodwill related to the MGM China reporting unit was recorded as a result of the annual impairment review in 2015. See Note 8.

Accounting guidance provides entities the option to perform a qualitative assessment of goodwill and indefinite-lived intangible assets (commonly referred to as “step zero”) in order to determine whether further impairment testing is necessary. In performing the step zero analysis the Company considers macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events, and changes in the composition or carrying amount of net assets of reporting units for goodwill. In addition, the Company takes into consideration the amount of excess of fair value over carrying value determined in the last quantitative analysis that was performed, as well as the period of time that has passed since the last quantitative analysis. If the step zero analysis indicates that it is more likely than not that the fair value is less than its carrying amount, the entity would proceed to a quantitative analysis.

Under the quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. Effective January 1, 2017, the Company prospectively adopted accounting guidance that simplifies goodwill impairment testing by eliminating the requirement to calculate the implied fair value of goodwill (formerly “Step 2”) in the event that impairment is identified. Instead, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Under the quantitative analysis, license rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

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

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Rooms	$139,992	$120,369	$112,313
Food and beverage	324,554	283,598	279,041
Entertainment, retail and other	42,357	39,611	39,388
	$506,903	$443,578	$430,742

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

Loyalty programs. The Company’s primary loyalty program is “M life Rewards” and is available to patrons at most of the Company’s domestic resorts and CityCenter. Members may earn points and/or Express Comps for their gaming play which can be redeemed at restaurants, box offices or the M life Rewards front desk at participating properties. Points may also be redeemed for free slot play on participating machines. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn Express Comps based on their gaming play which can be redeemed for complimentary goods and services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing goods and services for Express Comps based on the Express Comps earned multiplied by a cost margin, less an estimate for Express Comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has loyalty programs, including M life Rewards as well as the Golden Lion Club, which provides benefits to customers focused on gaming.

Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $223 million, $171 million and $156 million for 2017, 2016 and 2015, respectively.

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

Redeemable noncontrolling interest. In 2015 and 2016, MGM National Harbor issued non-voting economic interests in MGM National Harbor (“Interests”) to noncontrolling interest parties for a total aggregate purchase price of $53 million. The Interests provide for annual preferred distributions by MGM National Harbor to the noncontrolling interest parties based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions are accrued each quarter and are paid 90-days after the end of each fiscal year.

Beginning on December 31, 2019 the noncontrolling interest parties will each have the ability to require MGM National Harbor to purchase all or a portion of their Interests for a purchase price based on a contractually agreed upon formula. Additionally, certain noncontrolling interest parties each have the right to sell back all or a portion of their Interests prior to such date if MGM National Harbor were to guarantee or grant liens to secure any indebtedness of the Company or its affiliates other than the indebtedness of MGM National Harbor.

The Company has recorded the Interests as “Redeemable noncontrolling interests” in the mezzanine section of the accompanying consolidated balance sheets and not stockholders’ equity because their redemption is not exclusively in the Company’s control. Interests were initially accounted for at fair value. Subsequently, the Company recognizes changes in the redemption value as they occur and adjusts the carrying amount of the redeemable noncontrolling interests to equal the maximum redemption value, provided such amount does not fall below the initial carrying value, at the end of each reporting period. The Company records any changes caused by such an adjustment in capital in excess of par value. Additionally, the carrying amount of the redeemable noncontrolling interests is adjusted for accrued annual preferred distributions, with changes caused by such adjustments recorded within net income (loss) attributable to noncontrolling interests.

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

	Year Ended December 31,
	2017	2016	2015
Numerator:	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,960,286	$1,101,440	$(447,720)
Adjustment related to redeemable noncontrolling interests	(18,363)	(28)	—
Net income (loss) available to common stockholders - basic	1,941,923	1,101,412	(447,720)
Potentially dilutive effect due to MGP Omnibus Plan	(90)	(40)	—
Potentially dilutive effect due to MGM China Share Option Plan	(178)	(11)	—
Net income (loss) attributable to common stockholders - diluted	$1,941,655	$1,101,361	$(447,720)
Denominator:
Weighted-average common shares outstanding basic	572,253	568,134	542,873
Potential dilution from share-based awards	6,542	5,183	—
Weighted-average common and common equivalent shares - diluted	578,795	573,317	542,873
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,601	4,207	18,276

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

Accumulated other comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity. Amounts reported in accumulated other comprehensive income related to cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The following table summarizes the changes in the accumulated balance of other comprehensive income:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balance, January 1, 2016	$14,022	$—	$—	$14,022
Other comprehensive income (loss) before reclassifications	(2,680)	1,521	1,074	(85)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	358	—	358
Other comprehensive income (loss), net of tax	(2,680)	1,879	1,074	273
Other comprehensive income (loss) attributable to noncontrolling interest	1,203	(445)	—	758
Balance, December 31, 2016	12,545	1,434	1,074	15,053
Other comprehensive income (loss) before reclassifications	(43,188)	(1,221)	98	(44,311)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	—	9,216	—	9,216
Other comprehensive income (loss), net of tax	(43,188)	7,995	98	(35,095)
Other comprehensive income (loss) attributable to noncontrolling interest	19,193	(2,761)	—	16,432
Balance, December 31, 2017	$(11,450)	$6,668	$1,172	$(3,610)

Recently issued accounting standards. In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers (Topic 606)” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services.

The Company adopted ASC 606 on a full retrospective basis, effective January 1, 2018, which will be reflected in future financial statements. The most significant impacts of adoption of the new accounting pronouncement are as follows:

•

Promotional Allowances: The Company is no longer permitted to recognize revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues, and accordingly the promotional allowances line item will be removed in future filings. The majority of such amounts previously included in promotional allowances will now offset casino revenues based on stand-alone selling price. This change will primarily result in a reclassification of revenue between revenue line items;

•

Loyalty Accounting: Accounting for Express Comps granted under the M life Rewards program and points granted under the Golden Lion Club will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage) and an increase to the loyalty program liability representing outstanding performance obligations. Such amounts will be recognized as revenue in the line item of the corresponding good or service provided when the performance obligation is fulfilled. This change will result in a decrease to beginning retained earnings of approximately $41 million as a result of the initial application of the standard and will not have a significant impact to earnings;

•

Gaming Promoter Commission: Commissions paid to gaming promoters under MGM China’s incentive program will now be fully reflected as a reduction in casino revenue. This change will primarily result in a decrease in casino expense and a corresponding decrease in casino revenue;

•

Gross versus Net Presentation: Mandatory service charges on food and beverage and hotel offerings and wide area progressive operator fees will be recorded gross, that is, the amount received from the customer will be recorded as revenue with the corresponding amount paid as an expense. These changes will primarily result in an increase in revenue with a corresponding increase in expense;

•

Estimated Cost of Promotional Allowances: The Company will no longer reclassify the estimated cost of complimentaries provided to the gaming patron from other expense line items to the casino expense line item. This change will result in a reclassification of expense between expense line items which will reduce casino expense by $507 million, $444 million, and $431 million for the years ended December 31, 2017, 2016, and 2015, respectively, and increase Rooms, Food and beverage, Retail, Entertainment and Other expenses. Refer to the ‘Revenue recognition and promotional allowances’ section within this note for the historical amounts that will be reclassified back to each expense line item when the retrospective adoption to prior years is reflected in future filings.

These changes, and other less significant adjustments that were required upon adoption, will not have an aggregate material impact on operating income, net income, or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” (“ASU 2016-15”), effective for fiscal years beginning after December 15, 2017. ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Casino	$343,869	$332,443
Hotel	146,931	169,321
Other	142,316	139,080
	633,116	640,844
Less: Allowance for doubtful accounts	(92,571)	(97,920)
	$540,545	$542,924

NOTE 4— BORGATA TRANSACTION

On August 1, 2016, the Company completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata. Following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leased back the real property to a subsidiary of the Company.

As part of the purchase and sale agreement, the Company agreed to pay Boyd Gaming half of any net amount received or utilized by the Company as it relates to the Atlantic City property tax refund owed to Borgata at the time of the transaction. After taking into account the contingent consideration paid related to the property tax refunds realized by Borgata through the finalization of purchase price accounting, cash paid to Boyd Gaming for its interest in Borgata was $604 million. As further discussed in Note 12, Borgata subsequently entered into a property tax reimbursement agreement in February 2017 with the Department of Community Affairs of the State of New Jersey and Atlantic City and received the settlement amount of $72 million in June 2017, half of which the Company paid Boyd Gaming, net of fees and expenses.

Through the acquisition of Boyd Gaming’s interest in Borgata, the Company obtained 100% of the equity interests in Borgata and therefore consolidated Borgata as of August 1, 2016. The Company recognized 100% of the assets and liabilities of Borgata at fair value at the date of the acquisition. Prior to the acquisition, the Company held a 50% ownership interest in Borgata, which was accounted for under the equity method. The fair value of the equity interests of Borgata was determined by the transaction price and equaled approximately $1.2 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of Borgata at the acquisition date, resulting in a $430 million gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The allocation of fair value for substantially all of the assets and liabilities has been finalized as of December 31, 2016.

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

Pro forma information. The operating results for Borgata are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest has occurred as of January 1, 2015 and excludes the $430 million gain discussed above. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2015.

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

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Land	$6,531,701	$6,530,988
Buildings, building improvements and land improvements	12,245,950	11,969,984
Furniture, fixtures and equipment	5,157,363	4,863,647
Construction in progress	3,950,635	2,628,603
	27,885,649	25,993,222
Less: Accumulated depreciation	(8,250,190)	(7,568,199)
	$19,635,459	$18,425,023

NOTE 7 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2017	2016
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$809,084	$1,007,358
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	124,342	123,585
Las Vegas Arena Company, LLC (42.5%)	76,619	80,339
Other	24,116	9,161
	$1,034,161	$1,220,443

The Company recorded its share of the net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income from unconsolidated affiliates	$145,989	$527,616	$257,883
Preopening and start-up expenses	—	(3,168)	(3,475)
Non-operating items from unconsolidated affiliates	(34,751)	(53,139)	(76,462)
	$111,238	$471,309	$177,946

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

CityCenter credit facility. In April 2017, CityCenter completed a refinancing of its senior credit facility. The new senior credit facility consists of a $1.6 billion term loan B facility maturing in April 2024 and a $125 million revolving credit facility maturing in April 2022. The term loan B was issued at 99.5% and bears interest at LIBOR plus 2.50% with a LIBOR floor of 0.75%. The revolving facility bears interest at LIBOR plus 2.00%. The term loan B facility requires CityCenter to make amortization payments of 0.25% of the original principal balance at each quarter end.

Borgata

As discussed in Note 4, the Company acquired Boyd Gaming’s ownership interest in Borgata on August 1, 2016, and therefore began to consolidate Borgata beginning on that date. Prior thereto, the Company’s investment in Borgata was accounted for under the equity method.

Grand Victoria

At December 31, 2015, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results resulting in part from a continued loss of market share to video gaming terminals, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $17 million at December 31, 2015, based on an estimated fair value of $123 million for the Company’s 50% interest. The Company performed a sensitivity analysis surrounding its long-term growth rate assumption and noted that if a long-term growth rate of 1.5% had been used, the resulting estimated fair value of the Company’s 50% interest in Grand Victoria would have been approximately $120 million. The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary.

Las Vegas Arena Company, LLC

Athena Arena transaction. On September 1, 2016, the Company and AEG each sold a 7.5% membership interest in the Las Vegas Arena Company, LLC to Athena Arena, LLC. As a result of this transaction, the Company received $15 million in proceeds and recorded a $3 million gain in “Property transactions, net”.

Arena financing. As of December 31, 2017, the senior secured credit facility consisted of a $129 million term loan A and a $50 million term loan B. The senior secured credit facility matures in September 2019, is secured by substantially all the assets of the Las Vegas Arena Company, and contains certain financial covenants which became applicable upon the opening of the T-Mobile Arena in April 2016. See Note 12 for discussion of the Company’s repayment guarantee related to the Las Vegas Arena Company’s term loan B facility.

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

Basis Differences

The Company’s investments in unconsolidated affiliates do not equal the Company’s share of venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities, and basis differences related to non–depreciable assets, such as land and indefinite-lived intangible assets, are not being amortized. Differences between the Company’s share of venture-level equity and investment balances are as follows:

	December 31,
	2017	2016

	(In thousands)
Venture-level equity attributable to the Company	$2,660,644	$2,883,324
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(532,501)	(537,819)
CityCenter capitalized interest (2)	206,065	215,467
CityCenter completion guarantee (3)	322,703	337,223
CityCenter deferred gain (4)	(219,561)	(221,638)
CityCenter capitalized interest on sponsor notes (5)	(40,258)	(42,095)
Other-than-temporary impairments of CityCenter investment (6)	(1,504,161)	(1,555,509)
Acquisition fair value adjustments net of other-than-temporary impairments of Grand Victoria investment (7)	99,619	99,619
Other adjustments	41,611	41,871
	$1,034,161	$1,220,443

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.

(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $379 million of impairments allocated to land.
(7)	Relates to indefinite-lived gaming license rights for Grand Victoria and other-than-temporary impairments of the Company’s investment in Grand Victoria.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2017	2016
Goodwill:	(In thousands)
Domestic resorts	$457,867	$457,867
MGM China	1,348,664	1,359,252
	$1,806,531	$1,817,119
Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	312,022	312,022
Total indefinite-lived intangible assets	410,120	410,120
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,478,911	4,514,073
Less: Accumulated amortization	(1,180,908)	(1,024,185)
	3,298,003	3,489,888
MGM Macau land concession	84,076	84,736
Less: Accumulated amortization	(27,870)	(23,817)
	56,206	60,919
MGM China customer lists	127,969	128,974
Borgata customer list	22,000	22,000
Less: Accumulated amortization	(145,569)	(135,574)
	4,400	15,400
Maryland license, Massachusetts license and other intangible assets	136,127	136,127
Less: Accumulated amortization	(26,896)	(24,748)
	109,231	111,379
Total finite-lived intangible assets, net	3,467,840	3,677,586
Total other intangible assets, net	$3,877,960	$4,087,706

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for 2017 and 2016:

	2017
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by reportable segment:
Domestic resorts	$457,867	$—	$—	$457,867
MGM China	1,359,252	—	(10,588)	1,348,664
	$1,817,119	$—	$(10,588)	$1,806,531

	2016
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by reportable segment:
Domestic resorts	$70,975	$386,892	$—	$457,867
MGM China	1,359,792	—	(540)	1,359,252
	$1,430,767	$386,892	$(540)	$1,817,119

Goodwill concerning domestic resorts relates to the acquisition of Mirage Resorts in 2001, the acquisition of Mandalay Resort Group in 2005, and the acquisition of Borgata in August 2016. See Note 4 for goodwill recognized in connection with the Borgata transaction. The Company recognized goodwill resulting from its acquisition of a controlling interest in MGM China in 2011.

MGM China Goodwill Impairment. During the fourth quarter of 2015, the Company conducted its annual impairment tests of goodwill by reviewing each of its reporting units, including its MGM China reporting unit. The step one goodwill analysis of the MGM China reporting unit indicated the fair value was less than its carrying value by 4%. The decrease in fair value resulted from a decrease in forecasted cash flows based on then current market conditions and a sustained decline in the enterprise value multiples of the MGM China reporting unit as well as the multiples of the reporting unit’s peer group.

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

Indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks of which $210 million related to the Mandalay Resort Group trademarks and trade names, and $83 million related to the Borgata trade name, and license rights.

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

Total amortization expense related to intangible assets was $173 million, $180 million and $199 million for 2017, 2016, and 2015, respectively. Estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2018	$176,432
2019	176,755
2020	176,755
2021	176,755
2022	176,755
Thereafter	2,584,388
$3,467,840

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Payroll and related	$483,101	$483,194
Advance deposits and ticket sales	149,698	148,707
Casino outstanding chip liability	597,753	227,538
Casino front money deposits	304,652	214,727
MGM China gaming promoter commissions	23,651	31,445
Other gaming related accruals	131,109	119,446
Taxes, other than income taxes	170,639	166,916
MGP Dividend	29,777	22,281
Other	178,340	180,272
	$2,068,720	$1,594,526

NOTE 10 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2017	2016

	(In thousands)
Senior credit facility	$372,500	$250,000
Operating Partnership senior credit facility	2,091,375	2,133,250
MGM China credit facility	2,301,584	1,933,313
MGM National Harbor credit facility	—	450,000
$475 million 11.375% senior notes, due 2018	—	475,000
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	—
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	2,265	2,265
	13,018,276	13,144,380
Less: Premiums, discounts, and unamortized debt issuance costs, net	(109,182)	(156,785)
	12,909,094	12,987,595
Less: Current portion	(158,042)	(8,375)
	$12,751,052	$12,979,220

Debt due within one year of the December 31, 2017 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $158 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current. Debt due within one year of the December 31, 2016 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $8 million of MGP’s quarterly amortization payments under its senior credit facility were classified as current because MGP used cash to make such amortization payments in January 2017.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Total interest incurred	$779,855	$814,731	$862,377
Interest capitalized	(111,110)	(119,958)	(64,798)
	$668,745	$694,773	$797,579

Senior credit facility. At December 31, 2017, the Company’s senior credit facility consisted of a $238 million term loan A facility and a $1.25 billion revolving facility. The term loan A facility and the revolving facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 1.75% to 2.75%. Both the term loan A facility and the revolving facility will mature in April 2021. The term loan A facility is subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility to be payable each year. The Company permanently repaid $13 million of the term loan A facility for the year ended December 31, 2017 in accordance with the scheduled amortization. At December 31, 2017, $135 million was drawn on the revolving credit facility. At December 31, 2017, the interest rate on the term loan A facility was 3.82% and the interest rate on the revolving credit facility was 3.74%. For the year ended December 31, 2016, the Company incurred a loss on early retirement of its prior credit facility of approximately $28 million recorded in “Other, net” in the consolidated statements of operations.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. The Company was in compliance with its credit facility covenants at December 31, 2017.

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

Operating Partnership senior credit facility. At December 31, 2017, the Operating Partnership’s senior secured credit facility consisted of a $274 million term loan A facility, a $1.82 billion term loan B facility, and a $600 million revolving credit facility. The revolving credit facility and term loan A facility bear interest determined by reference to a total net leverage ratio pricing grid which results in an interest rate of LIBOR plus 2.25% to 2.75%. Prior to February 2017, the term loan B facility bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.75%. In February 2017, the Operating Partnership received a reduction of its term loan B interest rate to LIBOR plus 2.50%, with a LIBOR floor of 0.75% upon achieving a minimum corporate family rating of Ba3/BB-. On May 1, 2017, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.25% with a LIBOR floor of 0%. All other principal provisions of the existing credit facility remain unchanged. The revolving credit facility and the term loan A facility will mature in April 2021 and the term loan B facility will mature in April 2023.

The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The Operating Partnership permanently repaid $19 million of the term loan A facility and $23 million of the term loan B facility for the year ended December 31, 2017, in accordance with the scheduled amortization. At December 31, 2017, the interest rate on the term loan A facility was 4.32% and the interest rate on the term loan B facility was 3.82%. No amounts have been drawn on the revolving credit facility.

The Operating Partnership credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at December 31, 2017.

The Operating Partnership senior credit facility is guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, subject to customary exclusions, other than that of MGM National Harbor.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of December 31, 2017, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. Net unrealized gain on the interest rate swaps was $11 million as of December 31, 2017. As of December 31, 2016 the Operating Partnership had interest rate swaps with a notional amount of $500 million outstanding with a weighted average fixed rate of 1.825% and a net unrealized gain of $2 million.

MGM China credit facility. At December 31, 2017, the MGM China credit facility consisted of $1.47 billion of term loans and a $1.45 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus a margin that ranges between 1.375% and 2.5% based on MGM China’s leverage ratio. The MGM China credit facility is scheduled to mature in April 2019 with the term loan facilities subject to amortization of principal in quarterly installments as a percentage of the original principal amount of 5% due in January 2018, 15% due in each of the subsequent quarters of 2018 and the first quarter of 2019, and the balance due at maturity in April 2019. The Company permanently repaid $77 million of term loans for the year ended December 31, 2017 in accordance with the scheduled amortization. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. At December 31, 2017, $832 million was drawn on the revolving credit facility. At December 31, 2017, the weighted average interest rate on the term loans was 3.71% and the weighted average interest rate on the revolving credit facility was 3.57%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2017, the MGM China credit facility was amended to increase the maximum total leverage ratio to 6.00 to 1.00 through December 31, 2017, declining to 5.50 to 1.00 at March 31, 2018, 5.00 to 1.00 at June 30, 2018, 4.50 to 1.00 at September 30, 2018 and thereafter. MGM China was in compliance with its credit facility covenants at December 31, 2017.

MGM China is in the process of amending its credit facility. The proposed amended facility extends the maturity date, extends the timing of and reduces the amount of scheduled amortization payments, and increases the maximum leverage ratio.

MGM National Harbor credit agreement. In October 2017, the revolving credit facility was repaid and terminated by the Company and the $425 million in outstanding term loans were assumed, and immediately repaid, by a subsidiary of MGP in conjunction with the MGM National Harbor transaction. The Company incurred a $14 million loss on the early retirement of debt related to the MGM National Harbor credit facility recorded in “Other, net” in the consolidated statements of operations.

Senior Notes. In July 2017, the Company redeemed for cash all $475 million principal amount of its outstanding 11.375% senior notes due 2018. The Company incurred a $30 million loss on the early retirement of such notes recorded in “Other, net” in the consolidated statements of operations.

In August 2016, the Company issued $500 million in aggregate principal amount of 4.625% senior notes due 2026 for net proceeds of $493 million. The Company used the net proceeds, together with cash on hand, to redeem the $743 million outstanding aggregate principal amount of its 7.625% senior notes due 2017, in September 2016. The Company incurred a loss on early retirement of the 7.625% senior notes of approximately $16 million recorded in “Other, net” in the consolidated statements of operations.

In connection with the closing of MGP’s IPO, on May 25, 2016 (the “Redemption Date”) the Company redeemed for cash all $1.23 billion aggregate principal amount of its outstanding 7.5% senior notes due 2016 and 10% senior notes due 2016 in accordance with the terms of the applicable indenture. The Company incurred a loss on early retirement of such notes of approximately $22 million recorded in “Other, net” in the consolidated statements of operations.

Operating Partnership senior notes. In September 2017, the Operating Partnership issued $350 million in aggregate principal amount of 4.50% senior notes due 2028 for net proceeds of $346 million.

In August 2016, the Operating Partnership issued $500 million in aggregate principal amount of 4.5% senior notes due 2026 for net proceeds of $492 million.

In April 2016, a subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due 2024 and on MGP’s IPO date, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the notes from such subsidiary (which merged into the Operating Partnership on such date).

Each series of the Operating Partnership's senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest. The indentures governing the senior notes contain customary covenants and events of default. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Bridge Facilities. In connection with the Borgata transaction in August 2016, the Company borrowed $545 million under certain bridge facilities, the proceeds of which were used to repay existing Borgata debt. The bridge facilities were subsequently contributed to the Operating Partnership. The Operating Partnership immediately repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from its offering of its 4.5% senior notes due 2026.

In connection with the master contribution agreement and related transactions in April 2016, the Company borrowed $4.0 billion under certain bridge facilities, the proceeds of which were used to repay its outstanding obligations under its prior senior credit facility and were used to repay its 7.5% senior notes due 2016 and its 10% senior notes due 2016 on the Redemption Date. The bridge facilities were subsequently assumed by the Operating Partnership pursuant to the master contribution agreement. The Operating Partnership repaid the bridge facilities with a combination of proceeds from financing its transactions and the proceeds from the IPO.

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2017 are as follows:

Years ending December 31,	(In thousands)
2018	$819,572
2019	2,424,013
2020	1,546,000
2021	1,832,250
2022	1,018,500
Thereafter	5,377,941
$13,018,276

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.6 billion and $13.9 billion at December 31, 2017 and 2016, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 11 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic operations	$750,055	$985,683	$155,296
Foreign operations	213,700	273,494	(1,201,539)
	$963,755	$1,259,177	$(1,046,243)

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal:	(In thousands)
Current	$(120,980)	$(97,502)	$(13,540)
Deferred (excluding separate components)	203,674	(125,181)	280,220
Deferred – change in enacted rates	994,249	—	—
Deferred – valuation allowance	101,443	222,688	(247,867)
Other noncurrent	1,356	3,608	(590)
Benefit for federal income taxes	1,179,742	3,613	18,223
State:
Current	(6,798)	4,069	(1,840)
Deferred (excluding separate components)	(25,233)	2,313	(2,768)
Deferred – operating loss carryforward	44,242	(16,024)	(2,263)
Deferred – valuation allowance	(40,078)	23,058	(4,465)
Other noncurrent	(3,875)	(2,901)	7,153
Benefit (provision) for state income taxes	(31,742)	10,515	(4,183)
Foreign:
Current	(470)	(2,015)	(2,127)
Deferred (excluding separate components)	(40,653)	(34,425)	(5,832)
Deferred – operating loss carryforward	4,688	2,988	10,472
Deferred – valuation allowance	21,098	(2,975)	(9,959)
Provision for foreign income taxes	(15,337)	(36,427)	(7,446)
	$1,132,663	$(22,299)	$6,594

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015

Federal income tax statutory rate	35.0%	35.0%	35.0%
Change in enacted rates	(103.1)	—	—
Foreign tax credit	(70.1)	(10.5)	63.7
Repatriation of foreign earnings	35.3	5.2	(32.0)
Foreign goodwill impairment	—	—	(49.1)
Federal valuation allowance	(10.5)	(17.7)	(23.7)
State taxes, net	2.4	—	—
Stock-based compensation	(2.1)	—	—
Gain on Borgata transaction	—	(5.4)	—
Foreign jurisdiction income/losses taxed at other than 35%	(4.9)	(3.8)	6.9
Permanent and other items	0.5	(1.0)	(0.2)
	(117.5)%	1.8%	0.6%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2017	2016
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$25,432	$40,330
Deferred compensation	5,232	6,881
Net operating loss carryforward	46,702	9,669
Accruals, reserves and other	85,626	168,712
Investments in unconsolidated affiliates	84,006	152,092
Stock-based compensation	24,390	33,311
Tax credits	3,045,138	2,824,312
	3,316,526	3,235,307
Less: Valuation allowance	(2,462,272)	(2,510,140)
	854,254	725,167
Deferred tax assets – foreign:
Bad debt reserve	821	895
Net operating loss carryforward	76,909	72,788
Accruals, reserves and other	—	3,945
Stock-based compensation	4,423	3,830
	82,153	81,458
Less: Valuation allowance	(51,466)	(73,134)
	30,687	8,324
Total deferred tax assets	$884,941	$733,491
Deferred tax liabilities – federal and state:
Property and equipment	$(1,670,704)	$(2,657,230)
Long-term debt	(48,809)	(146,018)
Intangibles	(79,167)	(124,729)
	(1,798,680)	(2,927,977)
Deferred tax liabilities – foreign:
Accruals, reserves and other	(26,657)	—
Property and equipment	(16,277)	(4,691)
Intangibles	(348,162)	(352,051)
	(391,096)	(356,742)
Total deferred tax liability	$(2,189,776)	$(3,284,719)
Net deferred tax liability	$(1,304,835)	$(2,551,228)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will generally be applicable to tax years beginning after December 31, 2017, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) adding a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) creating a new limitation on deductible interest expense; (6) imposing additional limitations on the deductibility of executive compensation and certain employee fringe benefits; and (7) increasing bonus depreciation to allow for full expensing of qualified property.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with its initial analysis of the impact of the Tax Act, the Company’s accounting for certain elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded a provisional discrete non-cash net tax benefit of $1.4 billion in the period ended December 31, 2017, consisting of a benefit of $994 million for the corporate rate reduction and a benefit of $438 million from its provisional re-assessment of the Tax Act’s impact on the valuation allowance on its foreign tax credit (“FTC”) carryovers. The Company did not provide tax expense for the transition tax on its unrepatriated earnings, which totaled $669 million without regard to actual 2017 distributions of $62 million, because such earnings are fully offset by FTCs. Furthermore, the Company has made an accounting policy decision to treat taxes due, if any, on future inclusions in U.S. taxable income under the GILTI provisions as a current period expense when incurred. Accordingly, the Company has not provided a deferred tax liability for any GILTI taxes that may result in future periods.

The Company’s accounting for the impact of the Tax Act is incomplete. The Company was able to make a reasonable estimate of the impact on the valuation allowance against its FTC carryovers and provided the provisional adjustment described above. This amount may be adjusted during the measurement period as the Company gathers additional information and evaluates any future regulatory or other guidance on items that may impact the valuation allowance, including, but not limited to, the computations of foreign derived intangible income and allocations of interest and other expenses to active foreign source income. In addition, the Company was not able to make reasonable estimates and provided no provisional amounts for the potential impact, if any, of indirect costs of providing certain employee fringe benefits that may be subject to limitation under the Tax Act.

The Company has recorded a provisional valuation allowance of $2.4 billion on its FTC carryover of $3.0 billion as of December 31, 2017 based upon its initial assessment of future realization under the Tax Act, resulting in an FTC net deferred tax asset of $618 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers under the Tax Act, it will be able to utilize its existing FTC carryovers to the extent that it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of U.S. taxable income, of overall domestic losses that totaled $2.3 billion at December 31, 2017. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $752 million in 2022; $976 million in 2023; $787 million in 2024; $331 million in 2025; and $199 million in 2027.

The Company’s assessment of the realization of its FTC deferred tax asset is based on available evidence, including assumptions concerning future U.S. operating profits and its initial interpretations of the Tax Act in the absence of regulatory or other clarifying guidance. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Income generated from gaming operations of MGM Grand Paradise, which is owned by MGM China, is exempted from Macau’s 12% complementary tax, pursuant to approval from the Macau government. Absent this exemption, “Net income attributable to MGM Resorts International” would have decreased by $23 million and $25 million in 2017 and 2016, respectively, and diluted earnings per share would have decreased by $0.04 in each year.

On September 7, 2016, MGM Grand Paradise was granted an additional extension of the complementary tax exemption through March 31, 2020, concurrent with the end of the term of its current gaming subconcession. A competitor of MGM Grand Paradise subsequently received an additional extension of its exemption through March 31, 2020, which also runs concurrent with the end of the term of its current gaming concession. Based upon these developments and the uncertainty concerning taxation after the concession renewal process, the Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond March 31, 2020 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2017 a complementary tax net operating loss carryforward of $625 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2018 through 2020.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. MGM China was not subject to the complementary tax on distributions covered by the annual fee arrangement, which required annual payments of $2 million through

2016. Since the earnings for 2017 were not covered by an annual fee arrangement as of December 31, 2017, the Company provided deferred taxes on such earnings, which total $41 million as of December 31, 2017. Subsequent to year-end, on February 27, 2018, MGM Grand Paradise was notified of the terms of an extension of the annual fee arrangement, which covers the distributions of profits earned for the period of January 1, 2017 through March 31, 2020. It will require annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. When the extension is executed, the Company will reverse the deferred taxes previously recorded on 2017 earnings, which is anticipated to be within the first quarter 2018, resulting in a reduction in provision for income taxes in such period that will be partially offset by the 2017 annual payment amount.

The Company has net operating losses in certain of the states in which it operates that total $708 million as of December 31, 2017, which equates to deferred tax assets of $47 million after federal tax effect and before valuation allowance. These net operating loss carryforwards will expire if not utilized by 2021 through 2037. The Company has provided a valuation allowance of $36 million on certain of its state deferred tax assets, including the net operating losses described above.

In addition, there is a valuation allowance of $49 million on certain Macau deferred tax assets, and a valuation allowance of $2 million on Hong Kong net operating losses because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross unrecognized tax benefits at January 1	$14,026	$13,724	$31,143
Gross decreases - prior period tax positions	(2,280)	(3,375)	(14,158)
Gross increases - current period tax positions	6,842	3,677	1,222
Settlements with taxing authorities	—	—	(2,408)
Lapse in Statutes of Limitations	—	—	(2,075)
Gross unrecognized tax benefits at December 31	$18,588	$14,026	$13,724

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11 million and $9 million at December 31, 2017 and 2016, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material as of December 31, 2017, 2016 or 2015. The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2017 will change materially within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2017, the IRS can no longer assess tax with respect to years ended prior to 2014; however the IRS may adjust NOLs generated in such years that were utilized in 2014. The Company’s 2014 U.S. consolidated federal income tax return and the 2014 U.S. income tax return of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes are currently under examination by the IRS. During 2015, the Company received final approval from the Joint Committee on Taxation of the results of the IRS examination of the 2009 tax year and agreed to all IRS adjustments to the 2010 and 2011 tax years of CityCenter Holdings, LLC. The Company received a refund of $16 million of taxes and associated interest in connection with the settlement of these examinations, which are considered settled for financial accounting purposes.

As of December 31, 2017, other than adjustments resulting from the federal income tax audits discussed above, the various state and local tax jurisdictions in which the Company files tax returns can no longer assess tax with respect to years ended prior to 2013. However, such jurisdictions may adjust NOLs generated in such years that are utilized in subsequent years. Subsequent to year-end, the state of Mississippi informed the Company that it would be opening an audit of the 2014 through 2016 Mississippi tax returns filed by the Company. During 2015, the state of New Jersey completed its examination of Marina District Development Holding Company, LLC for the 2003 through 2009 tax years. All adjustments were agreed to by the members of Marina District Development Holding Company, LLC and the examination is now considered settled for financial accounting purposes. The Company made a $1 million payment of tax and associated interest as a result of this settlement. No other state or local income tax returns are currently under examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2017, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

Years ending December 31,	(In thousands)
2018	$39,429
2019	35,525
2020	33,754
2021	35,293
2022	32,458
Thereafter	1,360,206
Total minimum lease payments	$1,536,665

The table above excludes the Company’s future lease obligations to a subsidiary of the Operating Partnership pursuant to the master lease agreement discussed in Note 18 as these lease obligations are eliminated in consolidation. Rental expense for operating leases was $92 million, $80 million and $74 million for 2017, 2016 and 2015, respectively, which included short-term rentals charged to rent expense as well as $7 million in each of 2017, 2016, 2015 related to the amortization of the Cotai land concession. The Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term. Amortization relating to the Cotai land concession is included in “Preopening and start-up expenses” prior to its opening.

In August 2016, in connection with the Borgata transaction, the Company has assumed the liability of a series of ground leases for a total of approximately 11 acres of land on which the Borgata employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside. The Company recorded an unfavorable lease liability for the excess contractual lease obligations over the market value of the leases, which will be amortized on a straight-line basis over the term of the lease contracts through December 2070. The remaining balance of the unfavorable lease liability was $47 million and $48 million as of December 31, 2017 and 2016, respectively. The ground lease is accounted for as an operating lease with rental expense of $6 million and $2 million for the years ending December 31, 2017 and December 31, 2016, respectively.

In April 2013, the Company entered into a ground lease agreement for an approximate 23 acre parcel of land in connection with the MGM National Harbor project. The ground lease has an initial term of 25 years and the right to extend for up to 13 additional six year periods with the first 7 of those additional periods considered to be reasonably assured. The Company therefore amortizes the lease on a straight line basis over a 67 year term. The ground lease is accounted for as an operating lease with rental expense of $16 million, $16 million and $19 million recorded for the years ending December 31, 2017, 2016 and 2015, respectively. Rent recognized for the ground lease was recorded in "Preopening and start-up expenses" prior to its opening in December 2016.

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

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and now purchases energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company paid an upfront impact payment of $83 million, including $14 million related to CityCenter, in September 2016. Under the terms of the exit agreement, the Company and CityCenter were required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extended through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. The Company’s initial estimate of its obligation related to non-bypassable charges was $71 million. The expense recognized related to the upfront payment and the initial accrual for the liability associated with the non-bypassable charges was recorded within “NV Energy exit expense” in the Company’s consolidated statements of operations for the year ended December 31, 2016. Subsequent accretion of the liability and changes in estimates are recognized within general and administrative expenses in the consolidated statement of operations. In the second quarter of 2017, the terms of the ongoing impact fee obligations were modified. Such modifications included a credit to be applied against future non-bypassable rate charges and substantially shortened the period over which the Company and CityCenter are responsible for such charges, with an end date in 2022. As such, the Company recognized a reduction in its liability for future charges of $41 million with a corresponding credit to “NV Energy exit expense”. Additionally, CityCenter recorded an $8 million reduction in liability and credit to expense. As of December 31, 2017 and 2016, the Company has recorded an estimate of its remaining liability on a discounted basis of $10 million and $8 million, respectively, in “Other accrued liabilities” and $23 million and $63 million, respectively, in “Other long-term obligations.”

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”). As part of the consideration for the purchase, the Company agreed to pay GPM a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. In 2017, the total amount paid under the deferred cash payment arrangement was $7 million. As of December 31, 2017, the Company recorded a remaining liability on a discounted basis of $39 million in “Other long-term obligations.”

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of December 31, 2017, the term loan B outstanding balance was $50 million. As of December 31, 2017, the Company does not believe it is probable that it will need to perform on the guarantee.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, MGP’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At December 31, 2017, $15 million in letters of credit were outstanding under the Company’s senior credit facility and $39 million in letters of credit were outstanding under MGM China’s credit facility. No letters of credit were outstanding under the MGP senior credit facility at December 31, 2017. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. Pending lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. Additional lawsuits related to this incident may be filed in the future.

The Company is currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against these lawsuits and ultimately believes it should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. In the event the Company incurs any liability, the Company believes it is unlikely it would incur losses in connection with these claims in excess of its insurance coverage. In addition, the Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available. The insurance carriers have not expressed any reservation of rights or coverage defenses that indicate they dispute coverage under the applicable policies.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 — STOCKHOLDERS’ EQUITY

     Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest.

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Net income attributable to MGM Resorts International	$1,960,286	$1,101,440
Transfers from/(to) to noncontrolling interest:
MGP formation transactions	—	(150,414)
Borgata transaction	—	(18,385)
MGP Class A share issuance	35,138	—
MGM National Harbor transaction	(12,497)	—
MGM China transaction	—	(45,554)
Other	(2,889)	—
Net transfers from/(to) noncontrolling interest	19,752	(214,353)
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$1,980,038	$887,087

     Noncontrolling interest ownership transactions

MGP formation transactions. In 2016, the Company adjusted the carrying value of the noncontrolling interests to reflect MGP’s Class A shareholders’ initial 26.7% ownership interest in the consolidated net assets of MGP related to MGP’s IPO and related transactions discussed in Note 1, with an offsetting adjustment to capital in excess of par value. Subsequent to the MGP formation transactions, the Company indirectly owned 73.3% of partnership units in the Operating Partnership.

Borgata transaction. In 2016, MGP acquired Borgata’s real property from a subsidiary of the Company in exchange for MGP’s assumption of $545 million of indebtedness and the issuance of 27.4 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred, with an offsetting adjustment to capital in excess of par value. Subsequent to the Borgata transaction, the Company indirectly owned 76.3% of partnership units in the Operating Partnership.

MGP Class A share issuance. In September 2017, MGP completed a public offering of 13,225,000 of its Class A shares, including 1,725,000 shares sold pursuant to the underwriters’ over-allotment option, at a public offering price of $30.60 per share for net proceeds of $388 million. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership's net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to MGP’s issuance of the incremental shares, the Company indirectly owned 72.3% of partnership units in the Operating Partnership.

MGM National Harbor transaction. In October 2017, MGP acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company in exchange for cash of $463 million, the assumption of $425 million of indebtedness, which was immediately repaid by MGP on the closing date, and the issuance of 9.8 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of noncontrolling interest to adjust for the change in noncontrolling interest ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the MGM National Harbor transaction, the Company indirectly owned 73.4% of the partnership units in the Operating Partnership.

MGM China transaction. In September 2016, the Company acquired 188.1 million ordinary shares of MGM China from GPM. As a result of the transaction, the Company owns approximately 56% of MGM China’s outstanding common shares. Ms. Ho owned approximately 22.5% immediately following the transaction. As consideration for the MGM China shares, the Company issued 7,060,492 shares of its common stock and paid $100 million to GPM. In addition, the Company agreed to pay GPM a deferred cash payment of $50 million. See Note 12 for additional information regarding the deferred cash payment. The Company adjusted the carrying value of the noncontrolling interest and accumulated other comprehensive income to reflect the change in MGM China’s noncontrolling ownership interest resulting from the transaction. The difference between the fair value of the consideration paid and the aforementioned adjustments was recognized as a reduction to capital in excess of par value.

Dividends

MGM Resorts International dividends. The Company paid, or will pay, the following dividends:

•	$68 million quarterly dividend, or $0.12 per share, to be paid on March 15, 2018 to holders of record as of March 9, 2018;
•	$62 million quarterly dividend in December 2017, or $0.11 per share; and
•	$63 million quarterly dividend in each of September, June, and March 2017, or $0.11 per share.

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

Stock repurchase program

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

In September 2017, the Company repurchased 10 million shares of its common stock at $32.75 per share for a total aggregate amount of $328 million. Repurchased shares were retired. The remaining availability under the Stock Repurchase Program was approximately $672 million as of December 31, 2017.

NOTE 14 — STOCK-BASED COMPENSATION

MGM Resorts 2005 Omnibus Incentive Plan. The Company’s omnibus incentive plan, as amended (the “Omnibus Plan”), allows it to grant up to 45 million shares or share-based awards, such as stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries.

As of December 31, 2017, the Company had an aggregate of approximately 21 million shares of common stock available for grant as share-based awards under the Omnibus Plan. Additionally, as of December 31, 2017, the Company had approximately 9 million aggregate stock options and SARs outstanding and approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent rights related to RSUs and PSUs.

Intrinsic value. The following table includes information related to the intrinsic value:

Year ended
December 31, 2017
(In thousands)
Share-based awards exercised and RSUs and PSUs vested	$100,264
Stock options and SARs outstanding	112,604
Stock options and SARs vested and expected to vest	111,284
Stock options and SARs exercisable	78,865

As of December 31, 2017, there was a total of $127 million of unamortized compensation related to stock options, SARs, RSUs, and PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of share-based awards to each subsidiary’s eligible recipients. As of December 31, 2017, the MGP Omnibus Plan had approximately 244,000 aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent rights related to RSUs and PSUs. As of December 31, 2017, MGM China had approximately 77 million stock options outstanding.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2017	2016	2015
Compensation cost:	(In thousands)
Omnibus Plan	$49,383	$43,661	$33,742
MGM Growth Properties Omnibus Incentive Plan	2,568	3,401	—
MGM China Share Option Plan	10,571	8,545	9,260
Total compensation cost	62,522	55,607	43,002
Less: Reimbursed costs and capitalized cost	(1,398)	(1,350)	(1,156)
Compensation cost after reimbursed costs and capitalized cost	61,124	54,257	41,846
Less: Related tax benefit	(18,650)	(16,782)	(11,230)
Compensation cost, net of tax benefit	$42,474	$37,475	$30,616

NOTE 15 — EMPLOYEE BENEFIT PLANS

Multiemployer benefit plans. The Company currently participates in multiemployer pension plans in which the risks of participating differs from single-employer plans in the following aspects:

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

If the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund(1)	Plan Number	2016	2015	Status (3)	2017	2016	2015	Imposed	Agreements
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$45,297	$44,001	$41,904	No	5/31/2018(5)
Legacy Plan of the National Retirement Fund (NRF)(6)	13-6130178/001	Red	Red	Yes	$9,416	$3,788	$—	Yes	2/29/2020

(1)

The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2016 and 2015 for the Southern Nevada Culinary and Bartenders Pension Plan and for the plan year 2016 for the NRF. At the date the financial statements were issued, Form 5500 was not available for the plan year 2017.

(2)

The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded (critical status) and plans in the green zone are at least 80% funded.

(3)	Indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented.
(4)

There have been no significant changes that affect the comparability of contributions, other than those for the Legacy Plan of the National Retirement Fund which reflect the period from acquisition of Borgata of August 1, 2016 through December 31, 2016 within the 2016 column and a full-year of contributions within the 2017 column.

(5)

The Company is party to ten collective bargaining agreements (CBA) that require contributions. The agreements between CityCenter Hotel Casino, LLC, Bellagio, Mandalay Corp., MGM Grand Hotel, LLC and the Local Joint Executive Board of Las Vegas are the most significant because more than half of the Company’s employee participants in this plan are covered by those four agreements.

(6)

In December 2017, the Pension Benefit Guaranty Corporation approved the spin-off of the UNITE HERE portion of the NRF to the plan of the newly-formed UNITE HERE Retirement Fund (UHF). As a result of the spin-off, the pension liabilities as well as certain assets of the plan were transferred to the new UHF Plan. The terms of the UHF Plan are identical to the NRF. The spin-off was effective as of January 1, 2018.

Multiemployer Benefit Plans Other Than Pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $183 million, $187 million, and $192 million to the Health Fund in the years ended December 31, 2017, 2016, and 2015, respectively.

Self-insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for self-insurance was $87 million and $83 million at December 31, 2017 and 2016, respectively, which is included in “Other accrued liabilities.”

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Grand Victoria investment impairment	$—	$—	$17,050
Gain on sale of Circus Circus Reno and Silver Legacy investment	—	—	(23,002)
Other property transactions, net	50,279	17,078	41,903
	$50,279	$17,078	$35,951

Grand Victoria investment. See Note 7 for additional information related to the Grand Victoria investment impairment charge in 2015.

Circus Circus Reno and Silver Legacy investment sale. See Note 5 for additional information related to the sale of Circus Circus Reno and Note 7 for further discussion of the sale of the Company’s 50% investment in Silver Legacy in 2015.

Other. Other property transactions, net includes miscellaneous asset disposals and demolition costs in the periods presented in the above table, including a loss of $34 million related to the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Las Vegas in 2017, and a loss of $18 million in connection with the trade-in of Company aircraft in 2015.

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan and the MGM Growth Properties Omnibus Incentive Plan, which are not allocated to the reportable segments or each operating segment, as applicable. MGM China recognizes stock compensation expense related to the MGM China Share Option Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, goodwill impairment charges, and property transactions, net.

The following tables present the Company’s segment information:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Net Revenues
Domestic resorts	$8,322,403	$7,055,718	$6,497,361
MGM China	1,970,494	1,920,487	2,214,767
Reportable segment net revenues	10,292,897	8,976,205	8,712,128
Corporate and other	481,007	478,918	477,940
	$10,773,904	$9,455,123	$9,190,068
Adjusted Property EBITDA
Domestic resorts	$2,514,819	$2,063,016	$1,689,966
MGM China	524,953	520,736	539,881
Reportable segment Adjusted Property EBITDA	3,039,772	2,583,752	2,229,847

Other operating income (expense)
Corporate and other	(202,675)	211,932	9,073
NV Energy exit expense	40,629	(139,335)	—
Preopening and start-up expenses	(118,475)	(140,075)	(71,327)
Property transactions, net	(50,279)	(17,078)	(35,951)
Goodwill impairment	—	—	(1,467,991)
Gain on Borgata transaction	—	430,118	—
Depreciation and amortization	(993,480)	(849,527)	(819,883)
Operating income (loss)	1,715,492	2,079,787	(156,232)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(668,745)	(694,773)	(797,579)
Non-operating items from unconsolidated affiliates	(34,751)	(53,139)	(76,462)
Other, net	(48,241)	(72,698)	(15,970)
	(751,737)	(820,610)	(890,011)
Income (loss) before income taxes	963,755	1,259,177	(1,046,243)
Benefit (provision) for income taxes	1,132,663	(22,299)	6,594
Net income (loss)	2,096,418	1,236,878	(1,039,649)
Less: Net (income) loss attributable to noncontrolling interests	(136,132)	(135,438)	591,929
Net income (loss) attributable to MGM Resorts International	$1,960,286	$1,101,440	$(447,720)

	December 31,
	2017	2016	2015

Total assets:	(In thousands)
Domestic resorts	$16,428,885	$16,451,461	$13,261,882
MGM China	9,461,535	8,443,411	7,895,376
Reportable segment total assets	25,890,420	24,894,872	21,157,258
Corporate and other	3,338,882	3,333,625	4,099,837
Eliminated in consolidation	(70,124)	(55,196)	(41,917)
	$29,159,178	$28,173,301	$25,215,178

	December 31,
	2017	2016	2015

Property and equipment, net:	(In thousands)
Domestic resorts	$14,320,824	$14,353,971	$11,853,802
MGM China	3,827,391	2,857,626	1,896,815
Reportable segment property and equipment, net	18,148,215	17,211,597	13,750,617
Corporate and other	1,557,368	1,268,622	1,663,095
Eliminated in consolidation	(70,124)	(55,196)	(41,917)
	$19,635,459	$18,425,023	$15,371,795

	Year Ended December 31,
	2017	2016	2015

Capital expenditures:	(In thousands)
Domestic resorts	$486,611	$317,951	$383,367
MGM China	923,346	984,355	590,968
Reportable segment capital expenditures	1,409,957	1,302,306	974,335
Corporate and other	469,053	973,446	504,398
Eliminated in consolidation	(14,928)	(13,279)	(11,914)
	$1,864,082	$2,262,473	$1,466,819

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals. The Company earned fees of $49 million, $43 million and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $390 million, $387 million and $393 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs. As of December 31, 2017 and 2016, CityCenter owed the Company $75 million and $77 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

MGM China

Ms. Ho is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China. MGM China incurred expenses relating to Shun Tak of $13 million, $10 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $15 million during each of the years ended December 31, 2017, 2016 and 2015 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

As further described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage from the landlord. On August 1, 2016, Borgata was added to the existing master lease and, on October 5, 2017, MGM National Harbor was also added to the existing master lease.

The master lease has an initial lease term of ten years beginning on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the landlord with a right of first offer with respect to the Company’s development property located in Springfield, Massachusetts, which the landlord may exercise should the Company elect to sell this property in the future. In connection with the MGM National Harbor transaction, the master lease was amended to provide that the initial term with respect to MGM National Harbor ends on April 31, 2024. Thereafter, the initial term of the master lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the master lease or the next renewal term (depending on whether MGM elects to renew the other properties under the master lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the master Lease, the tenant would also lose the right to renew the master lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.

The initial annual rent under the master lease, for the first lease year commencing April 25, 2016, was $550 million. In connection with the Borgata transaction on August 1, 2016, total annual rent under the master lease increased to $650 million. In connection with the commencement of the second lease year on April 1, 2017, the total annual rent under the master lease increased to $662 million. Then, in connection with the MGM National Harbor Transaction on October 5, 2017, the total annual rent payments under the master lease for the second lease year increased to $757 million. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2017, the base rent represents approximately 90% of the rent payments due under the master lease and the percentage rent represents approximately 10% of the rent payments due under the master lease. The master lease also provides for fixed annual escalators of 2% on the base rent in the second through sixth years and the possibility for additional 2% increases thereafter subject to the tenant meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period calculated in accordance with the terms under the master lease. The master lease also contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of December 31, 2017.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 19 —CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2017, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC and Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own 73.4% of the Operating Partnership units as of December 31, 2017, and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets that were contributed to and owned by the Operating Partnership in connection with the IPO, along with the related transactions, are reflected in the balance sheets of the MGM subsidiaries that contributed such assets. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets in connection with the contribution. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column. For all periods prior to the commencement of the master lease arrangement, the condensed consolidating financial information set forth herein has been retrospectively adjusted to conform prior periods to the current presentation, as the transactions occurred between entities, which are considered businesses under common control. Accordingly, the real estate assets and associated operations in all periods prior to the IPO date were reclassified to conform to the current organizational structure, and are reflected in the MGP subsidiary that currently has legal title to such assets.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$78,909	$1,014,074	$266,627	$1,022,340	$(7,323)	$2,374,627
Property and equipment, net	—	13,521,221	10,021,938	6,125,722	(10,033,422)	19,635,459
Investments in subsidiaries	21,085,194	3,318,836	—	—	(24,404,030)	—
Investments in the MGP Operating Partnership	—	3,549,063	—	862,037	(4,411,100)	—
Investments in and advances to unconsolidated affiliates	—	1,003,767	—	5,394	25,000	1,034,161
Intercompany accounts	—	5,983,656	—	—	(5,983,656)	—
Other non-current assets	49,142	913,602	62,555	5,134,220	(44,588)	6,114,931
	$21,213,245	$29,304,219	$10,351,120	$13,149,713	$(44,859,119)	$29,159,178
Current liabilities	$153,159	$1,399,120	$144,537	$1,609,106	$(213,540)	$3,092,382
Intercompany accounts	5,783,579	—	962	199,115	(5,983,656)	—
Deferred income taxes, net	944,424	—	28,544	360,411	(28,544)	1,304,835
Long-term debt, net	6,682,571	2,835	3,934,628	2,131,018	—	12,751,052
Other long-term obligations	36,860	7,268,664	174,710	2,305,353	(9,501,171)	284,416
Total liabilities	13,600,593	8,670,619	4,283,381	6,605,003	(15,726,911)	17,432,685
Redeemable noncontrolling interests	—	—	—	79,778	—	79,778
MGM Resorts International stockholders' equity	7,612,652	20,633,600	4,443,089	4,055,519	(29,132,208)	7,612,652
Noncontrolling interests	—	—	1,624,650	2,409,413	—	4,034,063
Total stockholders' equity	7,612,652	20,633,600	6,067,739	6,464,932	(29,132,208)	11,646,715
	$21,213,245	$29,304,219	$10,351,120	$13,149,713	$(44,859,119)	$29,159,178

	December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$103,934	$981,705	$368,622	$783,920	$(8,594)	$2,229,587
Property and equipment, net	—	13,599,127	9,079,678	4,837,868	(9,091,650)	18,425,023
Investments in subsidiaries	18,907,988	3,338,752	—	—	(22,246,740)	—
Investments in the MGP Operating Partnership	—	3,553,840	—	636,268	(4,190,108)	—
Investments in and advances to unconsolidated affiliates	—	1,189,590	—	5,853	25,000	1,220,443
Intercompany accounts	—	4,796,713	—	—	(4,796,713)	—
Other non-current assets	50,741	934,836	58,440	5,302,132	(47,901)	6,298,248
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301
Current liabilities	$184,281	$1,301,423	$139,099	$837,844	$(169,226)	$2,293,421
Intercompany accounts	3,406,699	—	166	1,389,848	(4,796,713)	—
Deferred income taxes, net	2,202,809	—	25,368	348,419	(25,368)	2,551,228
Long-term debt, net	7,019,745	2,835	3,613,567	2,343,073	—	12,979,220
Other long-term obligations	28,949	7,360,887	120,279	1,051,754	(8,235,888)	325,981
Total liabilities	12,842,483	8,665,145	3,898,479	5,970,938	(13,227,195)	18,149,850
Redeemable noncontrolling interests	—	—	—	54,139	—	54,139
MGM Resorts International stockholders' equity	6,220,180	19,729,418	4,274,444	3,125,649	(27,129,511)	6,220,180
Noncontrolling interests	—	—	1,333,817	2,415,315	—	3,749,132
Total stockholders' equity	6,220,180	19,729,418	5,608,261	5,540,964	(27,129,511)	9,969,312
	$19,062,663	$28,394,563	$9,506,740	$11,566,041	$(40,356,706)	$28,173,301

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,516,836	$765,695	$3,260,883	$(769,510)	$10,773,904
Equity in subsidiaries' earnings	1,394,690	157,348	—	—	(1,552,038)	—
Expenses
Casino and hotel operations	10,784	4,127,270	—	2,031,768	(3,816)	6,166,006
General and administrative	8,742	1,181,329	84,348	369,844	(84,348)	1,559,915
Corporate expense	127,092	200,804	34,085	(515)	(4,591)	356,875
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	8,258	—	110,217	—	118,475
Property transactions, net	—	43,985	34,022	6,294	(34,022)	50,279
Depreciation and amortization	—	649,676	260,455	343,804	(260,455)	993,480
	146,618	6,170,693	412,910	2,861,412	(387,232)	9,204,401
Income (loss) from unconsolidated affiliates	—	147,001	—	(1,012)	—	145,989
Operating income	1,248,072	1,650,492	352,785	398,459	(1,934,316)	1,715,492
Interest expense, net of amounts capitalized	(466,907)	(982)	(184,175)	(16,681)	—	(668,745)
Other, net	26,215	(402,602)	2,286	(142,997)	434,106	(82,992)
Income before income taxes	807,380	1,246,908	170,896	238,781	(1,500,210)	963,755
Benefit (provision) for income taxes	1,152,906	—	(4,906)	(15,337)	—	1,132,663
Net income	1,960,286	1,246,908	165,990	223,444	(1,500,210)	2,096,418
Less: Net income attributable to noncontrolling interests	—	—	(41,775)	(94,357)	—	(136,132)
Net income attributable to MGM Resorts International	$1,960,286	$1,246,908	$124,215	$129,087	$(1,500,210)	$1,960,286
Net income	$1,960,286	$1,246,908	$165,990	$223,444	$(1,500,210)	$2,096,418
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,995)	(23,995)	—	(43,188)	47,990	(43,188)
Unrealized gain on cash flow hedges	5,234	—	9,782	—	(7,021)	7,995
Other comprehensive income (loss)	(18,761)	(23,995)	9,782	(43,188)	40,969	(35,193)
Comprehensive income	1,941,525	1,222,913	175,772	180,256	(1,459,241)	2,061,225
Less: Comprehensive income attributable to noncontrolling interests	—	—	(44,536)	(75,164)	—	(119,700)
Comprehensive income attributable to MGM Resorts International	$1,941,525	$1,222,913	$131,236	$105,092	$(1,459,241)	$1,941,525

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(584,251)	$1,150,814	$482,578	$1,157,270	$—	$2,206,411
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(482,024)	(488)	(1,381,570)	—	(1,864,082)
Dispositions of property and equipment	—	502	—	216	—	718
Acquisition of National Harbor, net of cash acquired	—	—	(462,500)	—	462,500	—
Investments in and advances to unconsolidated affiliates	—	(16,727)	—	—	—	(16,727)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	301,211	—	—	—	301,211
Intercompany accounts	462,500	(1,186,942)	—	—	724,442	—
Other	—	(1,754)	—	42	—	(1,712)
Net cash provided by (used in) investing activities	462,500	(1,385,734)	(462,988)	(1,381,312)	1,186,942	(1,580,592)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	122,500	—	(466,875)	359,376	—	15,001
Issuance of long-term debt	—	—	350,000	—	—	350,000
Retirement of senior notes	(502,669)	—	—	—	—	(502,669)
Debt issuance costs	—	—	(5,598)	(4,379)	—	(9,977)
Issuance of MGM Growth Properties Class A shares in public offering	—	—	404,685	—	—	404,685
MGM Growth Properties Class A share issuance costs	—	—	(17,137)	—	—	(17,137)
Dividends paid to common shareholders	(252,014)	—	—	—	—	(252,014)
MGP dividends paid to consolidated subsidiaries	—	—	(290,091)	—	290,091	—
Distributions to noncontrolling interest owners	—	—	(95,344)	(75,058)	—	(170,402)
Intercompany accounts	1,042,111	249,893	—	185,029	(1,477,033)	—
Purchases of common stock	(327,500)	—	—	—	—	(327,500)
Other	(33,802)	(11,643)	—	(13,320)	—	(58,765)
Net cash provided by (used in) financing activities	48,626	238,250	(120,360)	451,648	(1,186,942)	(568,778)
Effect of exchange rate on cash	—	—	—	(3,627)	—	(3,627)
Cash and cash equivalents
Net increase (decrease) for the period	(73,125)	3,330	(100,770)	223,979	—	53,414
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$26,870	$311,043	$259,722	$902,360	$—	$1,499,995

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,918,748	$467,548	$2,539,794	$(470,967)	$9,455,123
Equity in subsidiaries' earnings	1,780,707	175,729	—	—	(1,956,436)	—
Expenses
Casino and hotel operations	9,063	3,894,478	—	1,595,542	(3,419)	5,495,664
General and administrative	6,834	1,137,110	68,063	214,839	(48,229)	1,378,617
Corporate expense	131,938	160,956	20,360	(194)	(286)	312,774
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	8,775	—	131,300	—	140,075
Property transactions, net	—	16,449	4,684	(246)	(3,809)	17,078
Gain on Borgata transaction	—	(430,118)	—	—	—	(430,118)
Depreciation and amortization	—	524,123	220,667	261,730	(156,993)	849,527
	147,835	5,451,108	313,774	2,202,971	(212,736)	7,902,952
Income (loss) from unconsolidated affiliates	—	527,934	—	(318)	—	527,616
Operating income	1,632,872	2,171,303	153,774	336,505	(2,214,667)	2,079,787
Interest expense, net of amounts capitalized	(562,536)	(1,500)	(115,438)	(15,299)	—	(694,773)
Other, net	(7,864)	(324,141)	(726)	(93,145)	300,039	(125,837)
Income before income taxes	1,062,472	1,845,662	37,610	228,061	(1,914,628)	1,259,177
Benefit (provision) for income taxes	38,968	(22,579)	(2,264)	(36,424)	—	(22,299)
Net income	1,101,440	1,823,083	35,346	191,637	(1,914,628)	1,236,878
Less: Net income attributable to noncontrolling interests	—	—	(29,938)	(105,500)	—	(135,438)
Net income attributable to MGM Resorts International	$1,101,440	$1,823,083	$5,408	$86,137	$(1,914,628)	$1,101,440
Net income	$1,101,440	$1,823,083	$35,346	$191,637	$(1,914,628)	$1,236,878
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,477)	(1,477)	—	(2,680)	2,954	(2,680)
Unrealized gain on cash flow hedges	1,434	—	1,879	—	(1,434)	1,879
Other comprehensive income (loss)	(43)	(1,477)	1,879	(2,680)	1,520	(801)
Comprehensive income	1,101,397	1,821,606	37,225	188,957	(1,913,108)	1,236,077
Less: Comprehensive income attributable to noncontrolling interests	—	—	(30,383)	(104,297)	—	(134,680)
Comprehensive income attributable to MGM Resorts International	$1,101,397	$1,821,606	$6,842	$84,660	$(1,913,108)	$1,101,397

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(603,136)	$1,312,165	$297,781	$527,162	$—	$1,533,972
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(290,455)	(138,987)	(1,833,031)	—	(2,262,473)
Dispositions of property and equipment	—	1,940	—	2,004	—	3,944
Proceeds from partial disposition of investment in unconsolidated affiliates	—	15,000	—	—	—	15,000
Acquisition of Borgata, net of cash acquired	—	(559,443)	—	—	—	(559,443)
Investments in and advances to unconsolidated affiliates	—	(3,633)	—	—	—	(3,633)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	542,097	—	—	—	542,097
Intercompany accounts	—	(1,562,442)	—	—	1,562,442	—
Other	—	(7,651)	—	(4,045)	—	(11,696)
Net cash used in investing activities	—	(1,864,587)	(138,987)	(1,835,072)	1,562,442	(2,276,204)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,016,000)	4,094,850	(2,411,600)	823,782	—	491,032
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Repayments under bank credit facilities - maturities longer than 90 days	(1,845,375)	—	—	—	—	(1,845,375)
Issuance of long-term debt	500,000	—	1,550,000	—	—	2,050,000
Retirement of senior notes	(2,255,392)	(2,661)	—	—	—	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)	—	—	—	(583,598)
Debt issuance costs	(29,871)	—	(77,163)	(32,550)	—	(139,584)
Issuance of MGM Growth Properties Class A shares in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties Class A share issuance costs	—	—	(75,032)	—	—	(75,032)
Acquisition of MGM China shares	(100,000)	—	—	—	—	(100,000)
MGP dividends paid to consolidated subsidiaries	—	—	(113,414)	—	113,414	—
Distributions to noncontrolling interest owners	—	—	(37,415)	(65,952)	—	(103,367)
Intercompany accounts	4,082,303	(2,952,624)	158,822	387,355	(1,675,856)	—
Proceeds from issuance of redeemable noncontrolling interests	—	—	—	47,325	—	47,325
Other	(16,765)	—	—	(36)	—	(16,801)
Net cash provided by financing activities	164,275	555,967	201,698	1,159,924	(1,562,442)	519,422
Effect of exchange rate on cash	—	—	—	(921)	—	(921)
Cash and cash equivalents
Net increase (decrease) for the period	(438,861)	3,545	360,492	(148,907)	—	(223,731)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$99,995	$307,713	$360,492	$678,381	$—	$1,446,581

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2015
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,429,103	$—	$2,763,862	$(2,897)	$9,190,068
Equity in subsidiaries' earnings	376,074	(566,270)	—	—	190,196	—
Expenses
Casino and hotel operations	6,717	3,807,569	—	1,813,987	(2,897)	5,625,376
General and administrative	4,959	1,038,053	58,473	207,619	—	1,309,104
Corporate expense	120,615	154,424	—	(488)	—	274,551
Preopening and start-up expenses	—	4,973	—	66,354	—	71,327
Property transactions, net	—	24,688	6,665	1,472,589	—	1,503,942
Depreciation and amortization	—	348,159	196,816	274,908	—	819,883
	132,291	5,377,866	261,954	3,834,969	(2,897)	9,604,183
Income (loss) from unconsolidated affiliates	—	259,002	—	(1,119)	—	257,883
Operating income (loss)	243,783	743,969	(261,954)	(1,072,226)	190,196	(156,232)
Interest expense, net of amounts capitalized	(762,529)	(1,057)	—	(33,993)	—	(797,579)
Other, net	49,497	(84,958)	—	(56,971)	—	(92,432)
Income (loss) before income taxes	(469,249)	657,954	(261,954)	(1,163,190)	190,196	(1,046,243)
Benefit (provision) for income taxes	21,529	(7,125)	—	(7,810)	—	6,594
Net income (loss)	(447,720)	650,829	(261,954)	(1,171,000)	190,196	(1,039,649)
Less: Net loss attributable to noncontrolling interests	—	—	—	591,929	—	591,929
Net income (loss) attributable to MGM Resorts International	$(447,720)	$650,829	$(261,954)	$(579,071)	$190,196	$(447,720)
Net income (loss)	$(447,720)	$650,829	$(261,954)	$(1,171,000)	$190,196	$(1,039,649)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,703	1,703	—	3,727	(3,406)	3,727
Other	(672)	(672)	—	—	672	(672)
Other comprehensive income	1,031	1,031	—	3,727	(2,734)	3,055
Comprehensive income (loss)	(446,689)	651,860	(261,954)	(1,167,273)	187,462	(1,036,594)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	589,905	—	589,905
Comprehensive income (loss) attributable to MGM Resorts International	$(446,689)	$651,860	$(261,954)	$(577,368)	$187,462	$(446,689)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2015
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(776,996)	$1,375,703	$(58,473)	$464,845	$—	$1,005,079
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(353,245)	(129,308)	(984,266)	—	(1,466,819)
Dispositions of property and equipment	—	7,901	—	131	—	8,032
Proceeds from sale of business units and investment in unconsolidated affiliates	—	92,207	—	—	—	92,207
Investments in and advances to unconsolidated affiliates	(141,390)	(54,672)	—	—	—	(196,062)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	201,612	—	—	—	201,612
Investments in cash deposits - maturities longer than 90 days	(200,205)	—	—	—	—	(200,205)
Proceeds from cash deposits - maturities longer than 90 days	770,205	—	—	—	—	770,205
Intercompany accounts	—	(1,059,181)	—	—	1,059,181	—
Other	—	(7,516)	—	3,488	—	(4,028)
Net cash provided by (used in) investing activities	428,610	(1,172,894)	(129,308)	(980,647)	1,059,181	(795,058)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(28,000)	—	—	1,005,275	—	977,275
Borrowings under bank credit facilities - maturities longer than 90 days	3,768,750	—	—	1,350,000	—	5,118,750
Repayments under bank credit facilities - maturities longer than 90 days	(3,768,750)	—	—	(1,350,000)	—	(5,118,750)
Retirement of senior notes	(875,504)	—	—	—	—	(875,504)
Debt issuance costs	—	—	—	(46,170)	—	(46,170)
Intercompany accounts	1,003,750	(157,958)	187,781	25,608	(1,059,181)	—
Distributions to noncontrolling interest owners	—	—	—	(307,227)	—	(307,227)
Proceeds from issuance of redeemable noncontrolling interests	—	—	—	6,250	—	6,250
Other	(12,512)	—	—	9	—	(12,503)
Net cash provided by (used in) financing activities	87,734	(157,958)	187,781	683,745	(1,059,181)	(257,879)
Effect of exchange rate on cash	—	—	—	793	—	793
Cash and cash equivalents						—
Net increase (decrease) for the period	(260,652)	44,851	—	168,736	—	(47,065)
Change in cash related to assets held for sale	—	3,662	—	—	—	3,662
Balance, beginning of period	799,508	255,655	—	658,552	—	1,713,715
Balance, end of period	$538,856	$304,168	$—	$827,288	$—	$1,670,312

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2017	(In thousands, except per share data)
Net revenues	$2,708,179	$2,641,737	$2,826,740	$2,597,248	$10,773,904
Operating income	497,181	501,046	493,861	223,404	1,715,492
Net income	253,009	241,620	176,496	1,425,293	2,096,418
Net income attributable to MGM Resorts International	206,847	210,611	149,115	1,393,713	1,960,286
Earnings per share-basic	$0.36	$0.37	$0.26	$2.43	$3.39
Earnings per share-diluted	$0.36	$0.36	$0.26	$2.40	$3.35
2016
Net revenues	$2,209,686	$2,269,502	$2,515,115	$2,460,820	$9,455,123
Operating income	315,954	769,055	712,755	282,023	2,079,787
Net income	91,198	514,498	561,260	69,922	1,236,878
Net income attributable to MGM Resorts International	66,799	474,353	535,619	24,669	1,101,440
Earnings per share-basic	$0.12	$0.84	$0.94	$0.04	$1.94
Earnings per share-diluted	$0.12	$0.83	$0.93	$0.04	$1.92

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total earnings per share amounts for the year. The following sections list certain items affecting comparability of quarterly and year-to-date results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

Certain items affecting comparability for the year ended December 31, 2017 are as follows:

•	First Quarter. None;
•

Second Quarter. The Company recorded a $41 million gain ($0.05 per share in the quarter and full year of 2017) related to a modification of the 2016 NV Energy exit fee. Additionally, the Company recorded a $36 million gain ($0.04 per share in the quarter and full year of 2017) related to Borgata’s share of a property tax settlement from Atlantic City;

•	Third Quarter. None; and
•	Fourth Quarter. The Company recorded a $1.4 billion tax benefit ($2.50 per share in the quarter and $2.47 per share for full year of 2017) related to the enactment of the Tax Act.

Certain items affecting comparability for the year ended December 31, 2016 are as follows:

•	First Quarter. None;
•

Second Quarter. In the second quarter and the full year, the Company recorded a $406 million and a $401 million gain, respectively, ($0.57 and $0.56 per share in the quarter and full year of 2016, respectively) for its share of CityCenter’s gain related to the sale of Crystals;

•

Third Quarter. The Company recorded a $430 million gain ($0.60 and $0.61 per share in the quarter and full year of 2016, respectively) related to the acquisition of Borgata. Additionally, the Company recorded a $139 million charge ($0.18 loss per share in the quarter and full year of 2016) related to NV Energy exit expense and a $13 million charge ($0.02 loss per share in the quarter and full year of 2016) related to our share of CityCenter’s NV Energy exit expense associated with the Company’s strategic decision to exit the fully bundled sales system of NV Energy; and

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

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
James J. Murren
/s/ Robert H. Baldwin	Chief Customer Development Officer and Director	March 1, 2018
Robert H. Baldwin
/s/ Daniel J. D’Arrigo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Daniel J. D’Arrigo
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Robert C. Selwood
/s/ William A. Bible	Director	March 1, 2018
William A. Bible
/s/ Mary Chris Gay	Director	March 1, 2018
Mary Chris Gay
/s/ William W. Grounds	Director	March 1, 2018
William W. Grounds
/s/ Alexis M. Herman	Director	March 1, 2018
Alexis M. Herman
/s/ Roland Hernandez	Director	March 1, 2018
Roland Hernandez

Signature	Title	Date
/s/ John B. Kilroy, Jr.	Director	March 1, 2018
John B. Kilroy, Jr.
/s/ Rose McKinney-James	Director	March 1, 2018
Rose McKinney-James
/s/ Gregory M. Spierkel	Director	March 1, 2018
Gregory M. Spierkel
/s/ Daniel J. Taylor	Director	March 1, 2018
Daniel J. Taylor

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$97,920	$20,603	$(25,952)	$92,571
Year Ended December 31, 2016	89,789	10,863	(2,732)	97,920
Year Ended December 31, 2015	89,602	54,691	(54,504)	89,789

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2017	$2,583,274	$—	$(69,536)	$2,513,738
Year Ended December 31, 2016	2,807,131	2,975	(226,832)	2,583,274
Year Ended December 31, 2015	2,558,767	248,504	(140)	2,807,131