Form 10-Q
period 2018-03-31
MGM Resorts International
filed 2018-05-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2018
Common Stock, $.01 par value	556,786,099 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,525,402	$1,499,995
Accounts receivable, net	505,591	542,273
Inventories	107,309	102,292
Income tax receivable	41,653	42,551
Prepaid expenses and other	212,758	189,244
Total current assets	2,392,713	2,376,355

Property and equipment, net	19,711,829	19,635,459

Other assets
Investments in and advances to unconsolidated affiliates	1,050,795	1,033,297
Goodwill	1,800,586	1,806,531
Other intangible assets, net	3,819,369	3,877,960
Other long-term assets, net	522,978	430,440
Total other assets	7,193,728	7,148,228
	$29,298,270	$29,160,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$253,391	$255,028
Construction payable	434,939	474,807
Current portion of long-term debt, net	539,608	158,042
Accrued interest on long-term debt	125,524	135,785
Other accrued liabilities	2,233,426	2,114,635
Total current liabilities	3,586,888	3,138,297

Deferred income taxes, net	1,206,591	1,295,375
Long-term debt, net	12,742,861	12,751,052
Other long-term obligations	282,879	284,416
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	78,680	79,778
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 556,768,821 and 566,275,789 shares	5,568	5,663
Capital in excess of par value	4,999,958	5,357,709
Retained earnings	2,372,744	2,217,299
Accumulated other comprehensive loss	(7,480)	(3,610)
Total MGM Resorts International stockholders' equity	7,370,790	7,577,061
Noncontrolling interests	4,029,581	4,034,063
Total stockholders' equity	11,400,371	11,611,124
	$29,298,270	$29,160,042

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Casino	$1,394,316	$1,271,474
Rooms	539,480	558,812
Food and beverage	455,411	469,336
Entertainment, retail and other	329,750	317,729
Reimbursed costs	103,280	100,215
	2,822,237	2,717,566
Expenses
Casino	762,649	666,935
Rooms	189,058	188,669
Food and beverage	353,389	353,162
Entertainment, retail and other	226,834	223,389
Reimbursed costs	103,280	100,215
General and administrative	417,890	388,788
Corporate expense	99,509	73,132
Preopening and start-up expenses	66,917	15,066
Property transactions, net	5,898	1,696
Depreciation and amortization	268,822	249,769
	2,494,246	2,260,821
Income from unconsolidated affiliates	31,766	39,766
Operating income	359,757	496,511
Non-operating income (expense)
Interest expense, net of amounts capitalized	(167,909)	(174,059)
Non-operating items from unconsolidated affiliates	(9,010)	(6,921)
Other, net	(1,916)	(817)
	(178,835)	(181,797)
Income before income taxes	180,922	314,714
Benefit (provision) for income taxes	85,379	(62,140)
Net income	266,301	252,574
Less: Net income attributable to noncontrolling interests	(42,857)	(46,162)
Net income attributable to MGM Resorts International	$223,444	$206,412
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.39	$0.36
Diluted	$0.38	$0.36
Weighted average common shares outstanding
Basic	564,832	574,403
Diluted	571,970	580,165
Dividends declared per common share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$266,301	$252,574
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(24,152)	(12,933)
Unrealized gain (loss) on cash flow hedges	13,856	(634)
Other comprehensive loss	(10,296)	(13,567)
Comprehensive income	256,005	239,007
Less: Comprehensive income attributable to noncontrolling interests	(36,431)	(40,431)
Comprehensive income attributable to MGM Resorts International	$219,574	$198,576

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$266,301	$252,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,822	249,769
Amortization of debt discounts, premiums and issuance costs	9,634	8,844
Loss on retirement of long-term debt	1,019	—
Provision for doubtful accounts	9,141	12,867
Stock-based compensation	16,110	15,960
Property transactions, net	5,898	1,696
Income from unconsolidated affiliates	(19,435)	(32,845)
Distributions from unconsolidated affiliates	4,550	4,250
Deferred income taxes	(89,746)	(9,255)
Change in operating assets and liabilities:
Accounts receivable	27,388	36,349
Inventories	(5,114)	(2,796)
Income taxes receivable and payable, net	900	66,696
Prepaid expenses and other	(26,712)	(40,899)
Prepaid Cotai land concession premium	1,722	(12,947)
Accounts payable and accrued liabilities	113,717	(140,452)
Other	(6,531)	(4,376)
Net cash provided by operating activities	577,664	405,435
Cash flows from investing activities
Capital expenditures, net of construction payable	(418,624)	(456,075)
Dispositions of property and equipment	225	180
Investments in unconsolidated affiliates	(2,503)	(3,500)
Other	(11,475)	(6,554)
Net cash used in investing activities	(432,377)	(465,949)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	380,035	107,480
Debt issuance costs	(4,544)	(4,905)
Dividends paid to common shareholders	(67,999)	(63,182)
Distributions to noncontrolling interest owners	(47,380)	(24,843)
Purchases of common stock	(362,400)	—
Retirement of debentures	(2,265)	—
Other	(12,497)	(4,084)
Net cash provided by (used in) financing activities	(117,050)	10,466
Effect of exchange rate on cash	(2,830)	(1,089)
Cash and cash equivalents
Net increase (decrease) for the period	25,407	(51,137)
Balance, beginning of period	1,499,995	1,446,581
Balance, end of period	$1,525,402	$1,395,444
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$168,404	$212,147
Federal, state and foreign income taxes paid, net of refunds	2,935	2,560

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo (which was rebranded as Park MGM in May 2018), Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan and MGM National Harbor in Prince George’s County, Maryland. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Monte Carlo, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), its subsidiary. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. As of March 31, 2018, the Company owned 73.4% of the Operating Partnership units, and MGP held the remaining 26.6% of the Operating Partnership units.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord.

The Company has an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concessions as well as MGM Cotai, an integrated casino, hotel and entertainment resort located on the Cotai Strip in Macau that opened on February 13, 2018.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Veer. During the quarter ended March 31, 2018, a subsidiary of CityCenter entered into an agreement for the sale of the Mandarin Oriental Las Vegas. See Note 3 for additional information related to CityCenter.

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, and Athena Arena, LLC owns the remaining 15%. The Company manages the T-Mobile Arena, which is located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The T-Mobile Arena is a 20,000 seat venue designed to host world-class events – from mixed martial arts, boxing, basketball and bull riding, to high profile awards shows and top-name concerts, and is the home of the Vegas Golden Knights of the National Hockey League. Additionally, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 3 for additional information regarding the Company’s investment in the Las Vegas Arena Company.

The Company also has a 50% interest in Grand Victoria. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. In April 2018, the Company, along with its venture partner, entered into a definitive agreement to sell the Grand Victoria Casino. See Note 3 for additional information regarding the Company’s investment in Grand Victoria.

A subsidiary of the Company was awarded a casino license to build and operate MGM Springfield in Springfield, Massachusetts. MGM Springfield is in the process of being developed on approximately 14 acres of land in downtown Springfield. The Company’s plans for the resort currently include a casino with approximately 2,500 slots and 120 table games including poker; a 250-room hotel; 110,000 square feet of retail and restaurant space; 46,000 square feet of meeting and event space; and a 3,500 space parking garage, with an expected development and construction cost of approximately $960 million, excluding capitalized interest and land-related costs. MGM Springfield is expected to open on August 24, 2018.

The Company has two reportable segments: domestic resorts and MGM China. See Note 9 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 26.6% as of March 31, 2018 as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2018 and December 31, 2017, on a consolidated basis, MGP had total assets of $10.3 billion and $10.4 billion, respectively, primarily related to its real estate investments, and total liabilities of $4.3 billion as of both dates, primarily related to its indebtedness.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of March 31, 2018 and December 31, 2017, the Company had accrued $29 million and $28 million, respectively, for property and equipment within accounts payable, and $34 million related to construction retention within other long-term liabilities for both periods.

Revenue recognition. The Company’s revenue contracts with customers consist of casino wager, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

The transaction price for a casino wager is the difference between gaming wins and losses (“net win”). In certain circumstances, the Company offers discounts on markers, which is estimated based upon historical business practice, and recorded as a reduction of casino revenue. Commissions paid to gaming promoters and VIP players at MGM China are also recorded as a reduction of casino revenue. The Company accounts for casino revenue on a portfolio basis given the similar characteristics of wagers by recognizing net win per gaming day versus on an individual wager basis.

For casino wager contracts that include complimentary goods and services provided by the Company to gaming patrons on a discretionary basis to incentivize gaming, the Company allocates revenue to the good or service delivered based upon stand-alone selling price (“SSP”). Discretionary complimentaries provided by the Company and supplied by third parties are recognized as an operating expense. The Company accounts for complimentaries on a portfolio basis given the similar characteristics of the incentives by recognizing redemption per gaming day.

For casino wager contracts that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. Commissions, complimentaries, and other incentives provided to gaming customers were $540 million and $485 million for the three month period ending March 31, 2018 and 2017, respectively. After allocating revenue to other goods and services provided as part of casino wager contracts, the Company records the residual amount to casino revenue.

The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such good and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food & beverage and retail & other contracts. Sales and usage-based taxes are excluded from revenues. For some arrangements, the Company acts as an agent in that it arranges for another party to transfer goods and services, which primarily include certain of the Company’s entertainment shows as well as customer rooms arranged by online travel agents.

The Company also has other contracts that include multiple goods and services, such as packages that bundle food, beverage, or entertainment offerings with hotel stays and convention services. For such arrangements, the Company allocates revenue to each good or service based on its relative SSP.  The Company primarily determines the SSP of rooms, food and beverage, entertainment, and retail goods and services based on the amount that the Company charges when sold separately in similar circumstances to similar customers.

Contract and Contract-Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owned in exchange for gaming chips held by a customer, (2) loyalty program obligations, which represents the deferred allocation of revenue relating to loyalty program incentives earned, as discussed above, and (3) customer advances and other, which is primarily funds deposited by customers before gaming play occurs (“casino front money”) and advance payments on goods and services yet to be provided such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the Company’s consolidated balance sheets.

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2018	2017	2018	2017	2018	2017
	(in thousands)
Balance at January 1	$597,753	$227,538	$91,119	$88,379	$539,626	$437,287
Balance at March 31	779,242	290,614	93,459	88,814	492,599	400,051
Increase / (decrease)	181,489	63,076	2,340	435	(47,027)	(37,236)

Reimbursed costs. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs relate primarily to the Company’s management of CityCenter.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 9. Lease revenues earned by the Company from third-parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues include $13 million and $12 million recorded within food and beverage revenue for the three month period ended March 31, 2018 and 2017, respectively, and $21 million and $19 million recorded within entertainment, retail, and other revenue for the same such periods, respectively.

Recently issued accounting standards. In May 2014, the FASB issued the ASC 606, “Revenue from Contracts with Customers (Topic 606)” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services.

The Company adopted ASC 606 on a full retrospective basis effective January 1, 2018. The most significant impacts of adoption of the new accounting pronouncement were as follows:

•

Promotional Allowances: The Company no longer recognizes revenues for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues, and accordingly the promotional allowances line item has been removed. The majority of such amounts previously included in promotional allowances now offset casino revenues based on an allocation of revenues to performance obligations using stand-alone selling price. This change resulted in a reclassification of revenue between revenue line items;

•

Loyalty Accounting: As discussed within Revenue Recognition above, the outstanding performance obligations of the loyalty program liability are now recognized at retail value of such benefits owed to the customer (less estimated breakage). This change resulted in a decrease to retained earnings as of January 1, 2015 of $29 million, net of tax of $15 million, with a corresponding increase primarily to other accrued liabilities, as a result of the initial application of the standard and did not have a significant impact to other balance sheet accounts or earnings;

•

Gaming Promoter Commission: Commissions paid to gaming promoters under MGM China’s incentive program are now fully reflected as a reduction in casino revenue. This change resulted in a decrease in casino expense and a corresponding decrease in casino revenue;

•

Gross versus Net Presentation: Mandatory service charges on food and beverage and wide area progressive operator fees are recorded gross, that is, the amount received from the customer has been recorded as revenue with the corresponding amount paid as an expense. These changes resulted in an increase in revenue with a corresponding increase in expense;

•

Estimated Cost of Promotional Allowances: The Company no longer reclassifies the estimated cost of complimentaries provided to the gaming patron from other expense line items to the casino expense line item. This change resulted in a reclassification between expense line items.

These changes, and other less significant adjustments that were required upon adoption, did not have an aggregate material impact on operating income, net income, or cash flows. The following tables show the increase/(decrease) to our 2017 quarters and full-year 2017, 2016, and 2015 income statement line items as follows:

	Three Months Ended				Twelve Months Ended
	Dec 31, 2017	Sep 30, 2017	June 30, 2017	Mar 31, 2017	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
	Increase/(decrease)
Revenues				(in thousands)
Casino	$(241,045)	$(260,644)	$(232,305)	$(233,915)	$(967,909)	$(828,364)	$(782,222)
Rooms	(2,987)	8,518	(715)	(3,455)	1,361	(20,814)	(42,152)
Food and beverage	16,296	21,967	18,552	24,867	81,682	87,895	72,990
Entertainment, retail, and other	(1,204)	(2,867)	(3,328)	(1,169)	(8,568)	(9,142)	(10,867)
	(228,940)	(233,026)	(217,796)	(213,672)	(893,434)	(770,425)	(762,251)
Promotional allowances	229,297	236,460	228,193	223,059	917,009	793,571	751,773
	357	3,434	10,397	9,387	23,575	23,146	(10,478)
Expenses
Casino	(147,081)	(147,144)	(135,898)	(137,660)	(567,783)	(504,561)	(519,569)
Rooms	37,260	35,370	34,381	33,833	140,844	121,551	113,560
Food and beverage	100,043	104,786	101,516	103,317	409,662	367,166	353,364
Entertainment, retail, and other	10,220	11,779	11,676	10,718	44,393	41,401	39,306
General and administrative	(68)	(111)	(114)	(47)	(340)	(83)	9
Corporate expense	(2)	—	40	(41)	(3)	(69)	(71)
	372	4,680	11,601	10,120	26,773	25,405	(13,401)
Income from unconsolidated affiliates	25	89	56	63	233	671	471
Operating income (loss)	10	(1,157)	(1,148)	(670)	(2,965)	(1,588)	3,394

Income (loss) before income taxes	10	(1,157)	(1,148)	(670)	(2,965)	(1,588)	3,394
Benefit (provision) for income taxes	(6,310)	405	401	235	(5,269)	556	(1,189)
Net income (loss)	(6,300)	(752)	(747)	(435)	(8,234)	(1,032)	2,205
Net income (loss) attributable to MGM Resorts International	(6,300)	(752)	(747)	(435)	(8,234)	(1,032)	2,205
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.03)	$—	$(0.01)	$—	$(0.03)	$—	$—
Diluted	$(0.03)	$—	$—	$—	$(0.03)	$—	$—

In February 2016, the FASB issued ASC 842 “Leases (Topic 842),” which replaces the existing guidance in ASC 840, “Leases.” ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact the adoption of ASC 842 will have on its consolidated financial statements and footnote disclosures.

In January 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” (“ASU 2016-15”). ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements and footnote disclosures.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” ("ASU 2018-05"). ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date, which occurred in the financial statements for the year ended December 31, 2017. The Company continues to evaluate the tax effects of the Tax Act (see Note 5) and expects to finalize its provisional amounts by the fourth quarter of 2018.

Subsequent events. On April 4, 2018, the Operating Partnership entered into an agreement with Milstein Entertainment LLC to acquire the Hard Rock Rocksino Northfield Park ("Rocksino") for approximately $1.06 billion. The membership interest purchase agreement provides for the acquisition of 100% of the issued and outstanding limited liability company interests in Northfield Park Associates LLC, which owns and operates the Rocksino. The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions and regulatory approvals.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$827,960	$808,220
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	123,501	124,342
Las Vegas Arena Company, LLC (42.5%)	76,755	76,619
Other	22,579	24,116
	$1,050,795	$1,033,297

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Income from unconsolidated affiliates	$31,766	$39,766
Preopening and start-up expenses	(3,321)	—
Non-operating items from unconsolidated affiliates	(9,010)	(6,921)
	$19,435	$32,845

Mandarin Oriental. During the quarter ended March 31, 2018, a subsidiary of CityCenter entered into an agreement for the sale of the Mandarin Oriental Las Vegas and adjacent retail parcels for approximately $214 million, subject to customary closing conditions. As a result of this transaction, CityCenter recorded an impairment charge of approximately $127 million. The Company recorded a reversal of certain basis differences of $64 million, which entirely offset its 50% share of the impairment charge.

Grand Victoria sale. In April 2018, the Company, along with its venture partner, entered into a definitive agreement to sell the Grand Victoria Casino, of which a subsidiary of the Company owns 50% interest, to Eldorado Resorts, Inc. for $328 million in cash, subject to a working capital adjustment. The Company will receive its 50% share of the net proceeds after certain transaction costs, or approximately $162 million. The transaction is expected to close within twelve months, subject to regulatory approvals and other customary closing conditions.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Senior credit facility	$889,375	$372,500
Operating Partnership senior credit facility	2,083,000	2,091,375
MGM China credit facility	2,163,460	2,301,584
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	—	2,265
	13,386,387	13,018,276
Less: Premiums, discounts, and unamortized debt issuance costs, net	(103,918)	(109,182)
	13,282,469	12,909,094
Less: Current portion of long-term debt, net	(539,608)	(158,042)
	$12,742,861	$12,751,052

Debt due within one year of the March 31, 2018 balance sheet date was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $281 million of 8.625% senior notes due February 2019 in excess of available borrowings under the senior credit facility and $259 million of MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were both classified as current. Debt due within one year of the December 31, 2017 balance sheet date was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $158 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current.

Senior credit facility. At March 31, 2018, the senior credit facility consisted of a $234 million term loan A facility and a $1.25 billion revolving facility. The Company permanently repaid $3 million of the term loan A facility in the three months ended March 31, 2018 in accordance with the scheduled amortization. At March 31, 2018, $655 million was drawn on the revolving credit facility. At March 31, 2018, the interest rate on the term loan A facility was 4.13% and the interest rate on the revolving credit facility was 3.98%. The Company was in compliance with its credit facility covenants at March 31, 2018.

Operating Partnership senior credit facility. At March 31, 2018, the Operating Partnership senior credit facility consisted of a $270 million term loan A facility, a $1.81 billion term loan B facility, and a $600 million revolving credit facility. The Operating Partnership permanently repaid $4 million of the term loan A facility and $5 million of the term loan B facility in the three months ended March 31, 2018, in accordance with the scheduled amortization. On March 23, 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025. The effectiveness of the extension is subject to certain conditions, which are expected to occur in May 2018. At March 31, 2018, the interest rate on the term loan A facility was 4.38% and the interest rate on the term loan B facility was 3.88%. No amounts have been drawn on the revolving credit facility. The Operating Partnership was in compliance with its credit facility covenants at March 31, 2018.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of March 31, 2018, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The fair values of the interest rate swaps were $28 million and $11 million as of March 31, 2018 and December 31, 2017, respectively. The interest rate swaps were valued in a net unrealized gain position and were recorded in “Other long-term assets, net” in the accompanying consolidated balance sheets.

MGM China credit facility. At March 31, 2018, the MGM China credit facility consisted of $1.39 billion of term loans and a $1.45 billion revolving credit facility. The Company permanently repaid $77 million of term loans in the three months ended March 31, 2018 in accordance with the scheduled amortization. At March 31, 2018, $777 million was drawn on the revolving credit facility. At March 31, 2018, the weighted average interest rate on the term loans was 3.38% and the weighted average interest rate on the revolving credit facility was 3.23%. MGM China was in compliance with its credit facility covenants at March 31, 2018.

MGM China is in the process of amending its credit facility. The proposed amended facility extends the maturity date, extends the timing of and reduces the amount of scheduled amortization payments, and increases the maximum leverage ratio.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.7 billion and $13.6 billion at March 31, 2018 and December 31, 2017, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 47.2% for the three months ended March 31, 2018 compared to a provision of 19.8% in the prior year quarter.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the current quarter, the Company recorded a $72 million non-cash income tax benefit measurement period adjustment under SAB118 for the tax effect of the Tax Act based upon additional information gathered and evaluated during the quarter. The adjustment primarily results from global intangible low-taxed income (“GILTI”) foreign tax credits (“FTCs”) treated as general basket income rather than GILTI basket income. Unless the Tax Act is amended or regulatory guidance is issued treating this income as GILTI basket income, the Company believes that it will utilize a greater amount of its existing FTCs during their 10-year carryforward period and has provided additional tax benefit accordingly. This additional tax benefit could be reversed in a future period should such guidance be issued, resulting in an increase in provision for income taxes in such period.

This amount, and other provisional amounts recorded, related to the impact of the Tax Act, may be adjusted as the Company gathers additional information and evaluates any future regulatory or other guidance on items that may impact the valuation allowance, including, but not limited to, the treatment of income resulting from GILTI FTCs described above and allocations of interest and other expenses among active, exempt and GILTI foreign source income.

MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. On March 15, 2018, MGM Grand Paradise executed an extension of the annual fee arrangement, which covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. It requires annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. The Company reversed the $41 million of deferred taxes previously recorded on 2017 earnings, resulting in a reduction in provision for income taxes during the current period, partially offset by the 2017 annual payment amount.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. The Company has also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Pending lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. Additional lawsuits related to this incident may be filed in the future.

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

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of March 31, 2018, the term loan B was $50 million. As of March 31, 2018, the Company does not believe it is probable that it will need to perform on the guarantee.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At March 31, 2018, $14 million in letters of credit were outstanding under the Company’s senior credit facility and $38 million in letters of credit were outstanding under MGM China’s credit facility. No amounts were outstanding under the Operating Partnership senior credit facility at March 31, 2018. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

NOTE 7 — INCOME PER SHARE OF COMMON STOCK

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

	Three Months Ended
	March 31,
	2018	2017

	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$223,444	$206,412
Adjustment related to redeemable noncontrolling interests	(4,598)	(28)
Net income (loss) available to common stockholders - basic	218,846	206,384
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(165)	(56)
Net income (loss) attributable to common stockholders - diluted	$218,681	$206,328
Denominator:
Weighted-average common shares outstanding - basic	564,832	574,403
Potential dilution from share-based awards	7,138	5,762
Weighted-average common and common equivalent shares - diluted	571,970	580,165
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	170	3,205

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. The Company paid the following dividends during the three months ended March 31, 2018 and 2017:

•	$68 million quarterly dividend in March 2018, or $0.12 per share; and

•	$63 million quarterly dividend in March 2017, or $0.11 per share.

Additionally, on April 25, 2018 the Company’s Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on June 15, 2018 to holders of record on June 9, 2018.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2018:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2018	$7,577,061	$4,034,063	$11,611,124
Net income	223,444	40,740	264,184
Currency translation adjustment	(13,368)	(10,784)	(24,152)
Other comprehensive loss - cash flow hedges	9,498	4,358	13,856
Stock-based compensation	14,742	1,375	16,117
Issuance of common stock pursuant to stock-based compensation awards	(8,295)	—	(8,295)
Issuance of performance-based share units	3,609	107	3,716
Distributions to noncontrolling interest owners	—	(9,791)	(9,791)
Dividend paid to common shareholders	(67,999)	—	(67,999)
MGP dividend payable to Class A shareholders	—	(29,777)	(29,777)
Repurchases of common stock	(362,400)	—	(362,400)
Adjustment of redeemable non-controlling interest to redemption value	(4,598)	—	(4,598)
Other	(904)	(710)	(1,614)
Balances, March 31, 2018	$7,370,790	$4,029,581	$11,400,371

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

In March 2018, the Company repurchased 10 million shares of its common stock at $36.24 per share for a total aggregate amount of $362 million. Repurchased shares were retired. The remaining availability under the Stock Repurchase Program was approximately $310 million as of March 31, 2018.

Subsequent to the quarter ended March 31, 2018, the Company repurchased approximately 10 million shares of its common stock at an average of $31.38 per share for a total aggregate amount of $310 million. Repurchased shares will be retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balance, January 1, 2018	$(11,450)	$6,668	$1,172	$(3,610)
Other comprehensive income (loss) before reclassifications	(24,152)	13,011	—	(11,141)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	845	—	845
Other comprehensive income (loss), net of tax	(24,152)	13,856	—	(10,296)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	10,784	(4,358)	—	6,426
Balance, March 31, 2018	$(24,818)	$16,166	$1,172	$(7,480)

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net revenue
Domestic resorts
Casino	$840,697	$821,666
Rooms	519,646	545,591
Food and beverage	434,674	457,928
Entertainment, retail and other	303,655	296,780
	2,098,672	2,121,965
MGM China
Casino	550,595	448,947
Rooms	19,834	13,220
Food and beverage	20,737	11,409
Entertainment, retail and other	4,695	1,840
	595,861	475,416
Reportable segment net revenues	2,694,533	2,597,381
Corporate and other	127,704	120,185
	$2,822,237	$2,717,566
Adjusted Property EBITDA
Domestic resorts	$616,367	$647,197
MGM China	151,751	145,197
Reportable segment Adjusted Property EBITDA	768,118	792,394

Other operating expense
Corporate and other	(66,724)	(29,352)
Preopening and start-up expenses	(66,917)	(15,066)
Property transactions, net	(5,898)	(1,696)
Depreciation and amortization	(268,822)	(249,769)
Operating income	359,757	496,511
Non-operating expense
Interest expense, net of amounts capitalized	(167,909)	(174,059)
Non-operating items from unconsolidated affiliates	(9,010)	(6,921)
Other, net	(1,916)	(817)
	(178,835)	(181,797)
Income before income taxes	180,922	314,714
Benefit (provision) for income taxes	85,379	(62,140)
Net income	266,301	252,574
Less: Net income attributable to noncontrolling interests	(42,857)	(46,162)
Net income attributable to MGM Resorts International	$223,444	$206,412

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions of $10 million and $2 million during the three months ended March 31, 2018 and 2017, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

As described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM

National Harbor from the landlord. In connection with the commencement of the third lease year on April 1, 2018, annual rent payments due under the master lease increased to $770 million from $757 million. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. As of March 31, 2018, the base rent represents approximately 90% of the rent payments due under the master lease and the percentage rent represents approximately 10% of the rent payments due under the master lease. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of March 31, 2018.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2018, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the contribution and leaseback of the real estate assets do not qualify for sale-leaseback accounting. The real estate assets are reflected in the balance sheets of the applicable MGM subsidiaries. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated

	(In thousands)
Current assets	$108,921	$957,604	$282,698	$1,045,441	$(1,951)	$2,392,713
Property and equipment, net	—	13,521,606	9,949,410	6,201,557	(9,960,744)	19,711,829
Investments in subsidiaries	21,354,482	3,372,421	—	—	(24,726,903)	—
Investments in the MGP Operating Partnership	—	3,533,776	—	854,397	(4,388,173)	—
Investments in and advances to unconsolidated affiliates	—	1,019,970	—	5,825	25,000	1,050,795
Intercompany accounts	—	6,100,695	—	—	(6,100,695)	—
Other non-current assets	58,830	961,851	77,886	5,088,560	(44,194)	6,142,933
	$21,522,233	$29,467,923	$10,309,994	$13,195,780	$(45,197,660)	$29,298,270
Current liabilities	$395,483	$1,358,494	$146,844	$1,898,576	$(212,509)	$3,586,888
Intercompany accounts	5,894,933	—	302	205,460	(6,100,695)	—
Deferred income taxes, net	902,560	—	28,544	304,031	(28,544)	1,206,591
Long-term debt, net	6,921,359	570	3,925,203	1,895,729	—	12,742,861
Other long-term obligations	37,108	7,254,139	176,555	2,300,594	(9,485,517)	282,879
Total liabilities	14,151,443	8,613,203	4,277,448	6,604,390	(15,827,265)	17,819,219
Redeemable noncontrolling interests	—	—	—	78,680	—	78,680
MGM Resorts International stockholders' equity	7,370,790	20,854,720	4,417,275	4,098,400	(29,370,395)	7,370,790
Noncontrolling interests	—	—	1,615,271	2,414,310	—	4,029,581
Total stockholders' equity	7,370,790	20,854,720	6,032,546	6,512,710	(29,370,395)	11,400,371
	$21,522,233	$29,467,923	$10,309,994	$13,195,780	$(45,197,660)	$29,298,270

	At December 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$78,909	$1,015,802	$266,627	$1,022,340	$(7,323)	$2,376,355
Property and equipment, net	—	13,521,221	10,021,938	6,125,722	(10,033,422)	19,635,459
Investments in subsidiaries	21,040,147	3,304,768	—	—	(24,344,915)	—
Investments in the MGP Operating Partnership	—	3,549,063	—	862,037	(4,411,100)	—
Investments in and advances to unconsolidated affiliates	—	1,002,903	—	5,394	25,000	1,033,297
Intercompany accounts	—	5,998,499	—	—	(5,998,499)	—
Other non-current assets	49,142	913,602	62,555	5,134,220	(44,588)	6,114,931
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042
Current liabilities	$153,159	$1,445,031	$144,537	$1,609,110	$(213,540)	$3,138,297
Intercompany accounts	5,783,578	—	962	213,959	(5,998,499)	—
Deferred income taxes, net	934,966	—	28,544	360,409	(28,544)	1,295,375
Long-term debt, net	6,682,574	2,835	3,934,628	2,131,015	—	12,751,052
Other long-term obligations	36,860	7,268,664	174,710	2,305,353	(9,501,171)	284,416
Total liabilities	13,591,137	8,716,530	4,283,381	6,619,846	(15,741,754)	17,469,140
Redeemable noncontrolling interests	—	—	—	79,778	—	79,778
MGM Resorts International stockholders' equity	7,577,061	20,589,328	4,443,089	4,040,676	(29,073,093)	7,577,061
Noncontrolling interests	—	—	1,624,650	2,409,413	—	4,034,063
Total stockholders' equity	7,577,061	20,589,328	6,067,739	6,450,089	(29,073,093)	11,611,124
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,889,793	$215,839	$932,947	$(216,342)	$2,822,237
Equity in subsidiaries' earnings	328,267	44,535	—	—	(372,802)	—
Expenses
Casino and hotel operations	2,715	1,050,019	—	582,979	(503)	1,635,210
General and administrative	2,350	310,850	22,499	104,690	(22,499)	417,890
Corporate expense	39,301	50,407	10,481	5,352	(6,032)	99,509
Preopening and start-up expenses	—	6,742	—	60,175	—	66,917
Property transactions, net	—	5,142	4,086	756	(4,086)	5,898
Depreciation and amortization	—	156,647	68,991	112,148	(68,964)	268,822
	44,366	1,579,807	106,057	866,100	(102,084)	2,494,246
Income from unconsolidated affiliates	—	31,632	—	134	—	31,766
Operating income	283,901	386,153	109,782	66,981	(487,060)	359,757
Interest expense, net of amounts capitalized	(109,558)	(137)	(49,230)	(8,984)	—	(167,909)
Other, net	15,772	(107,950)	(1,152)	(46,687)	129,091	(10,926)
Income before income taxes	190,115	278,066	59,400	11,310	(357,969)	180,922
Benefit (provision) for income taxes	33,329	—	(1,231)	53,281	—	85,379
Net income	223,444	278,066	58,169	64,591	(357,969)	266,301
Less: Net income attributable to noncontrolling interests	—	—	(15,830)	(27,027)	—	(42,857)
Net income attributable to MGM Resorts International	$223,444	$278,066	$42,339	$37,564	$(357,969)	$223,444
Net income	$223,444	$278,066	$58,169	$64,591	$(357,969)	$266,301
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,368)	(13,368)	—	(24,152)	26,736	(24,152)
Unrealized gain on cash flow hedges	9,498	—	16,355	—	(11,997)	13,856
Other comprehensive income (loss)	(3,870)	(13,368)	16,355	(24,152)	14,739	(10,296)
Comprehensive income	219,574	264,698	74,524	40,439	(343,230)	256,005
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,188)	(16,243)	—	(36,431)
Comprehensive income attributable to MGM Resorts International	$219,574	$264,698	$54,336	$24,196	$(343,230)	$219,574

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(157,092)	$237,173	$145,224	$352,359	$—	$577,664
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(181,743)	(177)	(236,704)	—	(418,624)
Dispositions of property and equipment	—	220	—	5	—	225
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Intercompany accounts	—	(102,195)	—	—	102,195	—
Other	—	(9,937)	—	(1,538)	—	(11,475)
Net cash used in investing activities	—	(296,158)	(177)	(238,237)	102,195	(432,377)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	516,875	—	(8,375)	(128,465)	—	380,035
Debt issuance costs	—	—	(4,544)	—	—	(4,544)
Dividends paid to common shareholders	(67,999)	—	—	—	—	(67,999)
Distributions to noncontrolling interest owners	—	—	(29,777)	(17,603)	—	(47,380)
MGP dividends paid to consolidated subsidiaries	—	—	(81,956)	—	81,956	—
Purchases of common stock	(362,400)	—	—	—	—	(362,400)
Retirement of debentures	—	(2,265)	—	—	—	(2,265)
Intercompany accounts	111,580	26,042	—	46,529	(184,151)	—
Other	(8,297)	(2,793)	—	(1,407)	—	(12,497)
Net cash provided by (used in) financing activities	189,759	20,984	(124,652)	(100,946)	(102,195)	(117,050)
Effect of exchange rate on cash	—	—	—	(2,830)	—	(2,830)
Cash and cash equivalents
Net increase (decrease) for the period	32,667	(38,001)	20,395	10,346	—	25,407
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$59,537	$273,042	$280,117	$912,706	$—	$1,525,402

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,925,418	$183,899	$793,063	$(184,814)	$2,717,566
Equity in subsidiaries' earnings	402,069	52,158	—	—	(454,227)	—
Expenses
Casino and hotel operations	2,509	1,051,420	—	479,355	(914)	1,532,370
General and administrative	1,982	298,201	20,487	88,605	(20,487)	388,788
Corporate expense	23,393	47,251	2,851	(192)	(171)	73,132
Preopening and start-up expenses	—	644	—	14,422	—	15,066
Property transactions, net	—	1,547	6,855	149	(6,855)	1,696
Depreciation and amortization	—	162,699	61,684	87,070	(61,684)	249,769
	27,884	1,561,762	91,877	669,409	(90,111)	2,260,821
Income (loss) from unconsolidated affiliates	—	39,847	—	(81)	—	39,766
Operating income	374,185	455,661	92,022	123,573	(548,930)	496,511
Interest expense, net of amounts capitalized	(123,356)	(458)	(44,636)	(5,609)	—	(174,059)
Other, net	14,087	(108,494)	544	(29,598)	115,723	(7,738)
Income before income taxes	264,916	346,709	47,930	88,366	(433,207)	314,714
Provision for income taxes	(58,504)	—	(1,238)	(2,398)	—	(62,140)
Net income	206,412	346,709	46,692	85,968	(433,207)	252,574
Less: Net income attributable to noncontrolling interests	—	—	(11,348)	(34,814)	—	(46,162)
Net income attributable to MGM Resorts International	$206,412	$346,709	$35,344	$51,154	$(433,207)	$206,412
Net income	$206,412	$346,709	$46,692	$85,968	$(433,207)	$252,574
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(7,352)	(7,352)	—	(12,933)	14,704	(12,933)
Unrealized loss on cash flow hedges	(484)	—	(634)	—	484	(634)
Other comprehensive loss	(7,836)	(7,352)	(634)	(12,933)	15,188	(13,567)
Comprehensive income	198,576	339,357	46,058	73,035	(418,019)	239,007
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11,198)	(29,233)	—	(40,431)
Comprehensive income attributable to MGM Resorts International	$198,576	$339,357	$34,860	$43,802	$(418,019)	$198,576

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(172,712)	$228,839	$119,191	$230,117	$—	$405,435
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(79,464)	—	(376,611)	—	(456,075)
Dispositions of property and equipment	—	89	—	91	—	180
Investments in and advances to unconsolidated affiliates	—	(3,500)	—	—	—	(3,500)
Intercompany accounts	—	(222,118)	—	—	222,118	—
Other	—	(3,710)	—	(2,844)	—	(6,554)
Net cash used in investing activities	—	(308,703)	—	(379,364)	222,118	(465,949)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	46,875	—	(16,750)	77,355	—	107,480
Debt issuance costs	—	—	(526)	(4,379)	—	(4,905)
Dividends paid to common shareholders	(63,182)	—	—	—	—	(63,182)
Distributions to noncontrolling interest owners	—	—	(22,282)	(2,561)	—	(24,843)
MGP dividends paid to consolidated subsidiaries	—	—	(71,827)	—	71,827	—
Intercompany accounts	165,879	59,309	—	68,757	(293,945)	—
Other	(4,077)	—	—	(7)	—	(4,084)
Net cash provided by (used in) financing activities	145,495	59,309	(111,385)	139,165	(222,118)	10,466
Effect of exchange rate on cash	—	—	—	(1,089)	—	(1,089)
Cash and cash equivalents
Net increase (decrease) for the period	(27,217)	(20,555)	7,806	(11,171)	—	(51,137)
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$72,778	$287,158	$368,298	$667,210	$—	$1,395,444

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

Description of our business and key performance indicators

Our primary business is the ownership and operation of casino resorts which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development and repay debt financings. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

Key performance indicators related to gaming and hotel revenue at our domestic resorts are:

•

Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 20% to 23% of table games drop and our normal slots hold percentage is in the range of 8.5% to 9.0% of slots handle; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators - MGM Macau utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM Macau calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover. Win for main floor gaming operations at MGM Macau is in the range of 16% to 22% of table games drop.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017

	(In thousands)
Net revenues	$2,822,237	$2,717,566
Operating income	359,757	496,511
Net income	266,301	252,574
Net income attributable to MGM Resorts International	223,444	206,412

Summary Operating Results

Consolidated net revenues increased 4% for the three months ended March 31, 2018 compared to the prior year period due primarily to the opening of MGM Cotai on February 13, 2018 and was partially offset by a decrease in rooms revenue and food and beverage revenue at our domestic resorts. See “Operating Results – Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $360 million for the three months ended March 31, 2018 compared to $497 million for the same period in the prior year. Operating income at our domestic resorts decreased $25 million for the three months ended March 31, 2018, or 5%, compared to the prior year period. Operating income at MGM China was $55 million for the three months ended March 31, 2018 compared to $75 million in the prior year period, and was negatively impacted by $51 million of preopening expenses in the current year period in connection with the opening of MGM Cotai in February 2018, compared to $10 million in the prior year period. Depreciation and amortization expense related to certain corporate assets at MGM China of $42 million is included in corporate in our non-GAAP reconciliations included herein for the three months ended March 31, 2018. Income from unconsolidated affiliates was $32 million for the three months ended March 31, 2018 compared to $40 million in the prior year period. See “Operating Results – Income from Unconsolidated Affiliates” for additional information.

Consolidated general and administrative expense increased $29 million for the three months ended March 31, 2018 compared to the same period in the prior year due to the opening of MGM Cotai in February 2018 and an increase in marketing and advertising expenses and accounting related expenses at our domestic resorts. Corporate expense was $100 million for the three months ended March 31, 2018, an increase of $26 million compared to the prior year period, due primarily to expenses related to the launch of the Company’s corporate brand campaign of $12 million and the inclusion of MGM China corporate expense of $6 million. Preopening expense increased to $67 million for the three months ended March 31, 2018 from $15 million in the prior year period due primarily to the opening of MGM Cotai in February 2018 as well as increases related to the MGM Springfield project and the rebranding of Monte Carlo to Park MGM. Depreciation expense increased $19 million for the three months ended March 31, 2018 compared to the same period in the prior year due to the opening of MGM Cotai in February 2018, partially offset by a decrease at our domestic resorts due to certain assets becoming fully depreciated.

Operating Results – Segment Information

The following table presents detailed consolidated net revenues and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net revenues
Domestic resorts
Casino	$840,697	$821,666
Rooms	519,646	545,591
Food and beverage	434,674	457,928
Entertainment, retail and other	303,655	296,780
	2,098,672	2,121,965
MGM China
Casino	550,595	448,947
Rooms	19,834	13,220
Food and beverage	20,737	11,409
Entertainment, retail and other	4,695	1,840
	595,861	475,416
Reportable segment net revenues	2,694,533	2,597,381
Corporate and other	127,704	120,185
	$2,822,237	$2,717,566
Adjusted EBITDA
Domestic resorts	$616,367	$647,197
MGM China	151,751	145,197
Reportable segment Adjusted Property EBITDA	768,118	792,394
Corporate and other	(66,724)	(29,352)
	$701,394	$763,042

Domestic resorts. The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended
	March 31,
	2018	2017

	(In thousands)
Table games win	$450,106	$426,539
Slots win	708,154	696,651
Other	46,832	48,161
Less: Complimentaries and other incentives	(364,395)	(349,685)
Casino revenue	840,697	821,666
Rooms	519,646	545,591
Food and beverage	434,674	457,928
Entertainment, retail and other	303,655	296,780
Non-casino revenue	1,257,975	1,300,299
	$2,098,672	$2,121,965

Casino revenue for the first quarter of 2018 increased 2% compared to the prior year quarter, due primarily to a 6% increase in table games win and a 2% increase in slots win, primarily driven by an increase in slots volume at MGM National Harbor.

The following table shows key gaming statistics for the Company’s Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
Table Games Drop	$1,040	$993
Table Games Win %	25.9%	25.2%
Slots Handle	$2,985	$3,003
Slots Hold %	8.8%	8.9%

The following table shows key gaming statistics for the Company’s other domestic resorts:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
Table Games Drop	$923	$947
Table Games Win %	19.6%	18.7%
Slots Handle	$4,913	$4,691
Slots Hold %	9.1%	9.2%

Domestic resorts rooms revenue decreased 5% for the three months ended March 31, 2018, primarily as a result of a 4% decrease in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2018	2017
Occupancy	89%	91%
Average Daily Rate (ADR)	$168	$172
Revenue per Available Room (REVPAR)	$150	$157

Food and beverage revenue at the Company’s domestic resorts decreased 5% for the three months ended March 31, 2018 compared to the same period in the prior year.

Adjusted Property EBITDA at our domestic resorts decreased 5% to $616 million during the three months ended March 31, 2018 compared to the same period in the prior year and was negatively affected by a decrease in rooms revenue and food and beverage revenue due primarily to a decrease in occupied room nights and lower convention base at the Company’s Las Vegas Strip resorts. Adjusted Property EBITDA margin was 29.4% for the three months ended March 31, 2018, a 113 basis point decrease compared to the same period in the prior year.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended
	March 31,
	2018	2017

	(In thousands)
VIP table games win	$334,235	$264,774
Main floor table games win	330,336	275,608
Slots win	61,164	43,444
Less: Commissions, complimentaries, and other incentives	(175,140)	(134,879)
Casino revenue, net	550,595	448,947
Non-casino revenue	45,266	26,469
	$595,861	$475,416

For the three months ended March 31, 2018, net revenues for MGM China increased 25% compared to the same period in the prior year, and benefited from the opening of MGM Cotai in February 2018, which contributed $85 million of net revenues. Main floor table games win increased 20% compared to the prior year quarter due to the opening of MGM Cotai and VIP table games win increased 26% compared to the prior year quarter due primarily to a 24% increase in turnover at MGM Macau.

The following table shows key gaming statistics for MGM China:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
VIP Table Games Turnover	$9,903	$7,803
VIP Table Games Win %	3.4%	3.4%
Main Floor Table Games Drop	$1,719	$1,244
Main Floor Table Games Win %	19.2%	22.2%

MGM China’s Adjusted Property EBITDA for the three months ended March 31, 2018 and 2017 was $152 million and $145 million, respectively. Adjusted Property EBITDA margin decreased 507 basis points to 25.5% in the current year quarter from 30.5% in the prior year quarter due to MGM Cotai, which has recently opened and not yet attained a level of normalized business operations, as well as a decrease in casino margin at MGM Macau due to an increase in bad debt expense and an increase in payroll cost related to a one-time bonus as well as an increase in VIP table game mix. Excluding license fees of $10 million in the current year quarter and $9 million in the prior year quarter, Adjusted Property EBITDA increased 5%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three months ended March 31, 2018 decreased compared to the same period in the prior year due primarily to a decrease in operating results at CityCenter and an increase in corporate expense as described in “Summary Operating Results”. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2018	2017

	(In thousands)
CityCenter	$27,992	$37,382
Other	3,774	2,384
	$31,766	$39,766

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2018 was $28 million, compared to $37 million for the same period in the prior year. During the quarter ended March 31, 2018, a subsidiary of CityCenter entered into an agreement for the sale of the Mandarin Oriental Las Vegas and adjacent retail parcels for approximately $214 million, subject to customary closing conditions. As a result of this transaction, CityCenter recorded an impairment charge of approximately $127 million. We recorded a reversal of certain basis differences of $64 million, which entirely offset our 50% share of the impairment charge. At Aria, table games win decreased 6% due to a decrease in table games hold percentage to 20.8% in the current year quarter compared to 25.6% in the prior year quarter, partially offset by a 16% increase in table games drop. Aria’s slots win decreased 5% due to a decrease in the slot hold percentage to 7.1% in the three months ended March 31, 2018 compared to 8.0% in the same period of the prior year, partially offset by a 7% increase in volume.

Non-operating Results

Interest Expense

Gross interest expense for the three months ended March 31, 2018 decreased $7 million compared to the prior year period due to a decrease in the average debt outstanding related to our senior notes, a decrease in the weighted average interest rate related to our senior notes, and a decrease in amortization of debt issuance costs. This was partially offset by an increase in the average debt outstanding under our senior credit facilities and an increase in the weighted average interest rate of our senior credit facilities.

Capitalized interest was $23 million and $24 million during the three months ended March 31, 2018 and 2017, respectively. The slight decrease in capitalized interest was due primarily to the substantial completion of MGM Cotai in February 2018, partially offset by an increase related to the MGM Springfield project during the three months ended March 31, 2018.

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 was a benefit of 47.2% compared to a provision of 19.8% in the prior year quarter. The current quarter rate was favorably impacted by income tax benefits recorded in the quarter for a measurement period adjustment for the Tax Act and the reversal of Macau shareholder dividend tax accruals resulting from extending the annual fee arrangement. Our effective tax rate would have been a provision of approximately 14% absent these items. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. “Adjusted Property EBITDA margin” is Adjusted Property EBITDA divided by net revenues. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

Management believes that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA, and Adjusted Property EBITDA margin may be recurring in nature and should not be disregarded in evaluation of the Company’s earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, management believes excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when the Company is developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within the Company’s resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, management uses Adjusted Property EBITDA as the primary measure of the Company’s operating resorts’ performance.

Adjusted EBITDA, Adjusted Property EBITDA, and Adjusted Property EBITDA margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA, or Adjusted Property EBITDA margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA, or Adjusted Property EBITDA margin information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$223,444	$206,412
Plus: Net income attributable to noncontrolling interests	42,857	46,162
Net income	266,301	252,574
Provision (benefit) for income taxes	(85,379)	62,140
Income before income taxes	180,922	314,714
Non-operating expense
Interest expense, net of amounts capitalized	167,909	174,059
Non-operating items from unconsolidated affiliates	9,010	6,921
Other, net	1,916	817
	178,835	181,797
Operating income	359,757	496,511
Preopening and start-up expenses	66,917	15,066
Property transactions, net	5,898	1,696
Depreciation and amortization	268,822	249,769
Adjusted EBITDA	$701,394	$763,042

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2018
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$117,884	$—	$570	$21,943	$140,397
MGM Grand Las Vegas	73,331	—	348	16,402	90,081
Mandalay Bay	46,658	—	(102)	22,227	68,783
The Mirage	22,614	—	1,108	9,127	32,849
Luxor	19,104	—	55	9,830	28,989
New York-New York	30,679	—	87	6,145	36,911
Excalibur	22,078	—	(35)	5,007	27,050
Monte Carlo	(9,356)	3,421	2,454	12,684	9,203
Circus Circus Las Vegas	10,249	—	199	4,443	14,891
MGM Grand Detroit	40,864	—	—	5,527	46,391
Beau Rivage	16,534	—	—	6,541	23,075
Gold Strike Tunica	10,178	—	46	2,185	12,409
Borgata	28,438	—	409	14,385	43,232
MGM National Harbor	21,673	66	5	20,362	42,106
Domestic resorts	450,928	3,487	5,144	156,808	616,367
MGM Macau	127,772	—	751	17,312	145,835
MGM Cotai	(72,743)	51,387	—	27,272	5,916
MGM China	55,029	51,387	751	44,584	151,751
Unconsolidated resorts	28,445	3,321	—	—	31,766
Management and other operations	5,980	—	—	1,865	7,845
	540,382	58,195	5,895	203,257	807,729
Stock compensation	(15,617)	—	—	—	(15,617)
Corporate	(165,008)	8,722	3	65,565	(90,718)
	$359,757	$66,917	$5,898	$268,822	$701,394

	Three Months Ended March 31, 2017
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$107,110	$—	$85	$22,146	$129,341
MGM Grand Las Vegas	55,914	7	233	17,588	73,742
Mandalay Bay	53,545	—	—	24,627	78,172
The Mirage	52,843	—	—	9,335	62,178
Luxor	23,094	—	(1)	9,722	32,815
New York-New York	24,598	(8)	129	9,191	33,910
Excalibur	24,535	—	55	4,202	28,792
Monte Carlo	8,798	610	31	12,996	22,435
Circus Circus Las Vegas	11,707	—	239	4,001	15,947
MGM Grand Detroit	38,041	—	—	5,779	43,820
Beau Rivage	14,249	—	—	6,037	20,286
Gold Strike Tunica	12,165	—	(28)	2,341	14,478
Borgata	39,378	35	804	19,200	59,417
MGM National Harbor	10,332	74	—	21,458	31,864
Domestic resorts	476,309	718	1,547	168,623	647,197
MGM China	75,405	9,824	149	59,819	145,197
Unconsolidated resorts	39,766	—	—	—	39,766
Management and other operations	8,916	—	—	1,802	10,718
	600,396	10,542	1,696	230,244	842,878
Stock compensation	(15,578)	—	—	—	(15,578)
Corporate	(88,307)	4,524	—	19,525	(64,258)
	$496,511	$15,066	$1,696	$249,769	$763,042

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at March 31, 2018 were $1.5 billion, which included $726 million at MGM China and $280 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $578 million for the three months ended March 31, 2018 compared to cash provided by operating activities of $405 million in the prior year period. The current year period was positively affected by changes in working capital due primarily to an increase in outstanding chip liability related to gaming promoters at MGM China. In addition, cash paid for interest decreased compared to the prior year period. This was partially offset by a decrease in operating income at our domestic resorts and MGM China during the three months ended March 31, 2018 compared to the prior year period.

Investing activities. We made capital expenditures of $419 million for the three months ended March 31, 2018, of which $139 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $126 million related to the construction of MGM Cotai and $13 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $279 million included $88 million related to the construction of MGM Springfield, $43 million related to the Monte Carlo rebranding project, $45 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the three months ended March 31, 2018 related to construction materials, furniture and fixtures, and external labor costs.

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

Financing activities. In the three months ended March 31, 2018, we borrowed net debt of $378 million which consisted of $520 million of net draws on our senior secured revolving credit facility of which a portion was used to (1) repurchase and retire $362 million of our common stock pursuant to our stock repurchase plan in March 2018 and (2) pay $68 million of dividends to common shareholders. The draws were primarily offset by $89 million of scheduled amortization payments on our credit facilities, and $51 million of payments on MGM China’s revolving credit facility. Additionally, we paid $5 million of debt issuance costs related to the repricing of the Operating Partnership’s term loan B facility in March 2018.

In the three months ended March 31, 2017, we borrowed net debt of $107 million which solely consisted of net draws on our revolving credit facilities and MGM China’s credit facility and paid $4 million of debt issuance costs related to the amendment to the MGM China credit facility.

As discussed further below, we also made distributions to noncontrolling interests in each of 2018 and 2017.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At March 31, 2018, we had $13.4 billion in principal amount of indebtedness, including $889 million of borrowings outstanding under our $1.5 billion senior secured credit facility, $2.1 billion outstanding under the $2.7 billion Operating Partnership credit facility, and $2.2 billion outstanding under the $2.8 billion MGM China credit facility. In the next twelve months, we have due an estimated $730 million of cash interest payments and $1.8 billion of principal payments, of which approximately $924 million relates to MGM China’s existing credit facility and $850 million relates to the Company’s 8.625% senior notes. MGM China is in the process of amending its credit facility to extend the maturity date, extend the timing of and reduce the amount of scheduled amortization payments, and increase the maximum leverage ratio. We believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures, over the next twelve months from the balance sheet date with existing cash and cash deposits, cash flows from operations, and availability under our revolving credit facilities.

In addition, we have made significant investments through March 31, 2018 and we expect to make capital investments as described below during the remainder of 2018.

•	Approximately $475 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM Springfield;
•	Approximately $325 million on the MGM Cotai project, excluding capitalized interest;
•	Approximately $295 million on the MGM Springfield project, excluding capitalized interest and land-related costs; and
•	Approximately $100 million in other capital improvements at MGM China.

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

MGM Resorts International stock repurchase program. In September 2017, our Board of Directors authorized a $1.0 billion stock repurchase program, under which we may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Repurchased shares are retired. The remaining availability under the stock repurchase program was approximately $310 million as of March 31, 2018.

MGM Resorts International dividends. During the quarter ended March 31, 2017, we paid a dividend of $0.11 per share, totaling $63 million. During the quarter ended March 31, 2018, we paid a dividend of $0.12 per share, totaling $68 million. On April 25, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on June 15, 2018 to holders of record on June 8, 2018. Our intention is to pay a comparable quarterly dividend in each quarter of 2018, subject to our operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at our subsidiaries and any limitations in other agreements such subsidiaries may have with third parties.

Operating Partnership distributions and MGP dividends. The Operating Partnership paid the following distributions to its partnership unit holders during the three months ended March 31, 2018 and 2017:

•	$112 million distribution paid in January 2018, of which the Company received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•

$94 million of distributions paid in the quarter ended March 31, 2017, of which the Company received $72 million and MGP received $22 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Additionally, the Operating Partnership paid a $112 million distribution in April 2018, of which the Company received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders;

MGM China dividends. On February 20, 2018, MGM China’s Board of Directors announced it will recommend a final dividend of 2017 of $47 million dividend, to be paid in 2018 if approved at the MGM China 2018 annual shareholders meeting, of which the Company would receive $26 million and noncontrolling interests would receive $21 million.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2018, variable rate borrowings represented approximately 29% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(In millions)
Fixed-rate	$—	$850	$1,500	$1,250	$1,000	$3,651	$8,251	$8,577
Average interest rate	N/A	8.6%	6.3%	6.6%	7.8%	5.4%	6.3%
Variable rate	$728	$1,516	$46	$1,102	$19	$1,725	$5,136	$5,141
Average interest rate	3.4%	3.3%	4.1%	4.1%	3.9%	3.9%	3.7%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of March 31, 2018, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $7 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $22 million.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. The Company has also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. Additional lawsuits related to this incident may be filed in the future.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those factors for the three months ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2018:

Approximate
			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)

January 1, 2018 — January 31, 2018	–	$–	–	$–
February 1, 2018 — February 28, 2018	–	$–	–	$–
March 1, 2018 — March 31, 2018	10,000,000	$36.24	10,000,000	$310,100

On September 5, 2017, the Company announced that its Board of Directors had adopted a $1.0 billion stock repurchase program. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in the open market or in privately negotiated agreements. Repurchases under the program may be suspended or discontinued at any time. All shares repurchased by the Company during the three months ended March 31, 2018 were purchased pursuant to the Company’s publicly announced stock repurchase program and have been retired.

Item 6.	Exhibits

10.1	Form of Restricted Stock Unit (Deferred Payment Bonus).
10.2

Third Amendment to Credit Agreement, dated March 23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on March 26, 2018).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 4, 2018	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)