Form 10-Q
period 2018-06-30
MGM Resorts International
filed 2018-08-03
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2018
Common Stock, $.01 par value	537,902,116 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,272,872	$1,499,995
Accounts receivable, net	497,350	542,273
Inventories	109,130	102,292
Income tax receivable	23,124	42,551
Prepaid expenses and other	180,640	189,244
Total current assets	2,083,116	2,376,355

Property and equipment, net	19,863,078	19,635,459

Other assets
Investments in and advances to unconsolidated affiliates	882,940	1,033,297
Goodwill	1,801,034	1,806,531
Other intangible assets, net	3,776,770	3,877,960
Other long-term assets, net	570,222	430,440
Total other assets	7,030,966	7,148,228
	$28,977,160	$29,160,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$268,140	$255,028
Construction payable	418,945	474,807
Current portion of long-term debt, net	—	158,042
Accrued interest on long-term debt	140,184	135,785
Other accrued liabilities	2,237,524	2,114,635
Total current liabilities	3,064,793	3,138,297

Deferred income taxes, net	1,226,397	1,295,375
Long-term debt, net	13,513,341	12,751,052
Other long-term obligations	245,720	284,416
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	86,968	79,778
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 537,866,780 and 566,275,789 shares	5,379	5,663
Capital in excess of par value	4,413,814	5,357,709
Retained earnings	2,431,186	2,217,299
Accumulated other comprehensive loss	(3,237)	(3,610)
Total MGM Resorts International stockholders' equity	6,847,142	7,577,061
Noncontrolling interests	3,992,799	4,034,063
Total stockholders' equity	10,839,941	11,611,124
	$28,977,160	$29,160,042

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Casino	$1,332,214	$1,172,758	$2,726,530	$2,444,232
Rooms	563,871	541,755	1,103,351	1,100,567
Food and beverage	494,808	485,098	950,219	954,434
Entertainment, retail and other	363,242	353,230	692,992	670,959
Reimbursed costs	104,560	99,292	207,840	199,507
	2,858,695	2,652,133	5,680,932	5,369,699
Expenses
Casino	741,531	627,361	1,504,180	1,294,296
Rooms	202,968	187,116	392,026	375,785
Food and beverage	376,985	363,011	730,374	716,173
Entertainment, retail and other	243,370	243,836	470,204	467,225
Reimbursed costs	104,560	99,292	207,840	199,507
General and administrative	438,453	354,349	856,343	743,137
Corporate expense	103,438	79,448	202,947	152,580
Preopening and start-up expenses	19,077	21,093	85,994	36,159
Property transactions, net	16,970	13,243	22,868	14,939
NV Energy exit expense	—	(40,629)	—	(40,629)
Depreciation and amortization	296,208	244,754	565,030	494,523
	2,543,560	2,192,874	5,037,806	4,453,695
Income from unconsolidated affiliates	47,940	40,639	79,706	80,405
Operating income	363,075	499,898	722,832	996,409
Non-operating income (expense)
Interest expense, net of amounts capitalized	(181,493)	(174,058)	(349,402)	(348,117)
Non-operating items from unconsolidated affiliates	(11,068)	(10,556)	(20,078)	(17,477)
Other, net	(6,381)	(751)	(8,297)	(1,568)
	(198,942)	(185,365)	(377,777)	(367,162)
Income before income taxes	164,133	314,533	345,055	629,247
Benefit (provision) for income taxes	(23,710)	(73,660)	61,669	(135,800)
Net income	140,423	240,873	406,724	493,447
Less: Net income attributable to noncontrolling interests	(16,646)	(31,009)	(59,503)	(77,171)
Net income attributable to MGM Resorts International	$123,777	$209,864	$347,221	$416,276
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.21	$0.36	$0.60	$0.72
Diluted	$0.21	$0.36	$0.60	$0.72
Weighted average common shares outstanding
Basic	548,433	574,931	556,586	574,668
Diluted	554,339	582,056	563,108	581,112
Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$140,423	$240,873	$406,724	$493,447
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,400	(25,376)	(22,752)	(38,309)
Unrealized gain (loss) on cash flow hedges	5,335	(3,323)	19,191	(3,957)
Other comprehensive income (loss)	6,735	(28,699)	(3,561)	(42,266)
Comprehensive income	147,158	212,174	403,163	451,181
Less: Comprehensive income attributable to noncontrolling interests	(19,138)	(18,675)	(55,569)	(59,106)
Comprehensive income attributable to MGM Resorts International	$128,020	$193,499	$347,594	$392,075

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$406,724	$493,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565,030	494,523
Amortization of debt discounts, premiums and issuance costs	19,956	17,717
Loss on retirement of long-term debt	2,636	798
Provision for doubtful accounts	17,324	10,361
Stock-based compensation	33,911	30,965
Property transactions, net	22,868	14,939
Income from unconsolidated affiliates	(56,307)	(62,928)
Distributions from unconsolidated affiliates	9,650	7,100
Deferred income taxes	(70,986)	12,465
Change in operating assets and liabilities:
Accounts receivable	26,157	63,471
Inventories	(6,928)	(5,469)
Income taxes receivable and payable, net	19,428	(18,014)
Prepaid expenses and other	5,415	(6,516)
Prepaid Cotai land concession premium	3,440	(11,216)
Accounts payable and accrued liabilities	116,060	(100,648)
Other	(21,227)	(1,869)
Net cash provided by operating activities	1,093,151	939,126
Cash flows from investing activities
Capital expenditures, net of construction payable	(861,761)	(872,610)
Dispositions of property and equipment	440	293
Investments in unconsolidated affiliates	(2,503)	(4,773)
Distributions from unconsolidated affiliates in excess of cumulative earnings	200,000	300,000
Other	(15,609)	(15,688)
Net cash used in investing activities	(679,433)	(592,778)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(360,874)	204,852
Issuance of long-term debt	1,000,000	—
Debt issuance costs	(64,777)	(5,403)
Dividends paid to common shareholders	(133,334)	(126,429)
Distributions to noncontrolling interest owners	(101,407)	(89,872)
Purchases of common stock	(957,264)	—
Retirement of debentures	(2,265)	—
Other	(18,230)	(16,093)
Net cash used in financing activities	(638,151)	(32,945)
Effect of exchange rate on cash	(2,690)	(2,922)
Cash and cash equivalents
Net increase (decrease) for the period	(227,123)	310,481
Balance, beginning of period	1,499,995	1,446,581
Balance, end of period	$1,272,872	$1,757,062
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$324,779	$341,990
Federal, state and foreign income taxes paid (received), net of refunds	(10,667)	140,605

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which had previously been branded as Monte Carlo prior to May 2018), Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan and MGM National Harbor in Prince George’s County, Maryland. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which all of its assets are owned by and all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), its subsidiary. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. As of June 30, 2018, the Company owned 73.3% of the Operating Partnership units and MGP held the remaining 26.7% of the Operating Partnership units.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord.

On April 4, 2018, MGP entered into an agreement with Milstein Entertainment LLC to acquire the membership interests of Northfield Park Associates, LLC, an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park (“Rocksino”) for approximately $1.06 billion, and on July 6, 2018, MGP completed the acquisition of the Rocksino. MGP funded the acquisition through a $200 million draw on the Operating Partnership’s delayed draw Term Loan A, a $655 million draw under the Operating Partnership’s revolving credit facility with the remainder of the purchase price paid with cash on hand. Simultaneously with the close, MGP entered into a new agreement with Hard Rock to continue to serve as the manager of the property.

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

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Park MGM. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Veer. In March 2018, a subsidiary of CityCenter entered into an agreement for the sale of the Mandarin Oriental Las Vegas. See Note 3 for additional information related to CityCenter.

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

On May 28, 2018, the Company entered into an agreement to acquire the real property and operations associated with the Empire City Casino's race track and casino ("Empire City") for total consideration of $850 million, subject to customary working capital and other adjustments, including the assumption of approximately $245 million of debt, the issuance of approximately $260 million of the Company’s common stock, and the remaining balance in cash. If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million.

The Company and MGP have also entered into a definitive agreement whereby MGP will acquire the developed real property associated with Empire City from the Company for total consideration of approximately $625 million, which will include the assumption of approximately $245 million of debt by MGP, with the balance through the issuance of operating partnership units to the Company. Empire City will be added to the existing Master Lease between the Company and MGP through which MGP will lease the real property back to a subsidiary of the Company, after which a subsidiary of the Company will operate the property. In addition, pursuant to the Master Lease, the Company has agreed to give MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that the Company develops additional gaming facilities and chooses to sell or transfer the property in the future. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

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

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 26.7% as of June 30, 2018 as noncontrolling interest in the Company’s consolidated financial statements. As of June 30, 2018 and December 31, 2017, on a consolidated basis, MGP had total assets of $10.3 billion and $10.4 billion, respectively, primarily related to its real estate investments, and total liabilities of $4.3 billion as of both dates, primarily related to its indebtedness.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of June 30, 2018 and December 31, 2017, the Company had accrued $60 million and $28 million, respectively, for property and equipment within accounts payable, and $1 million and $34 million, respectively, related to construction retention within other long-term liabilities.

Revenue recognition. The Company’s revenue contracts with customers consist of casino wager transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

The transaction price for a casino wager is the difference between gaming wins and losses (“net win”). In certain circumstances, the Company offers discounts on markers, which is estimated based upon historical business practice, and recorded as a reduction of casino revenue. Commissions rebated to gaming promoters and VIP players at MGM China are also recorded as a reduction of casino revenue. The Company accounts for casino revenue on a portfolio basis given the similar characteristics of wagers by recognizing net win per gaming day versus on an individual wager basis.

For casino wager transactions that include complimentary goods and services provided by the Company to gaming patrons on a discretionary basis to incentivize gaming, the Company allocates revenue to the good or service delivered based upon stand-alone selling price (“SSP”). Discretionary complimentaries provided by the Company and supplied by third parties are recognized as an operating expense. The Company accounts for complimentaries on a portfolio basis given the similar characteristics of the incentives by recognizing redemption per gaming day.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and six months ended June 30, 2018, commissions, complimentaries, and other incentives provided to gaming customers were $520 million and $1.1 billion, respectively. During the three and six months ended June 30, 2017, commissions, complimentaries, and other incentives provided to gaming customers were $473 million and $958 million, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2018	2017	2018	2017	2018	2017
	(in thousands)
Balance at January 1	$597,753	$227,538	$91,119	$88,379	$539,626	$437,287
Balance at June 30	759,049	319,878	98,308	88,195	510,750	425,197
Increase / (decrease)	$161,296	$92,340	$7,189	$(184)	$(28,876)	$(12,090)

Reimbursed costs. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs relate primarily to the Company’s management of CityCenter.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 9. Lease revenues earned by the Company from third-parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and six months ended June 30, 2018, lease revenues include $12 million and $25 million recorded within food and beverage revenue, respectively, and $22 million and $43 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and six months ended June 30, 2017, lease revenues include $14 million and $26 million recorded within food and beverage revenue, respectively, and $19 million and $39 million recorded within entertainment, retail, and other revenue for the same such periods, respectively.

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

These changes, and other less significant adjustments that were required upon adoption, did not have an aggregate material impact on operating income, net income, or cash flows. The following tables show the increase/(decrease) to our 2017 quarters and full-year 2017, 2016, and 2015 income statement line items as follows:

	Three Months Ended				Twelve Months Ended
	Dec 31, 2017	Sep 30, 2017	June 30, 2017	Mar 31, 2017	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
(in thousands)	Increase/(decrease)
Revenues
Casino	$(241,045)	$(260,644)	$(232,305)	$(233,915)	$(967,909)	$(828,364)	$(782,222)
Rooms	(2,987)	8,518	(715)	(3,455)	1,361	(20,814)	(42,152)
Food and beverage	16,296	21,967	18,552	24,867	81,682	87,895	72,990
Entertainment, retail, and other	(1,204)	(2,867)	(3,328)	(1,169)	(8,568)	(9,142)	(10,867)
	(228,940)	(233,026)	(217,796)	(213,672)	(893,434)	(770,425)	(762,251)
Promotional allowances	229,297	236,460	228,193	223,059	917,009	793,571	751,773
	357	3,434	10,397	9,387	23,575	23,146	(10,478)
Expenses
Casino	(147,081)	(147,144)	(135,898)	(137,660)	(567,783)	(504,561)	(519,569)
Rooms	37,260	35,370	34,381	33,833	140,844	121,551	113,560
Food and beverage	100,043	104,786	101,516	103,317	409,662	367,166	353,364
Entertainment, retail, and other	10,220	11,779	11,676	10,718	44,393	41,401	39,306
General and administrative	(68)	(111)	(114)	(47)	(340)	(83)	9
Corporate expense	(2)	—	40	(41)	(3)	(69)	(71)
	372	4,680	11,601	10,120	26,773	25,405	(13,401)
Income from unconsolidated affiliates	25	89	56	63	233	671	471
Operating income (loss)	10	(1,157)	(1,148)	(670)	(2,965)	(1,588)	3,394

Income (loss) before income taxes	10	(1,157)	(1,148)	(670)	(2,965)	(1,588)	3,394
Benefit (provision) for income taxes	(6,310)	405	401	235	(5,269)	556	(1,189)
Net income (loss)	(6,300)	(752)	(747)	(435)	(8,234)	(1,032)	2,205
Net income (loss) attributable to MGM Resorts International	$(6,300)	$(752)	$(747)	$(435)	$(8,234)	$(1,032)	$2,205
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.01)	$—	$(0.01)	$—	$(0.01)	$—	$—
Diluted	$(0.01)	$—	$—	$—	$(0.01)	$—	$—

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

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$663,785	$808,220
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	121,978	124,342
Las Vegas Arena Company, LLC (42.5%)	76,356	76,619
Other	20,821	24,116
	$882,940	$1,033,297

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Income from unconsolidated affiliates	$47,940	$40,639	$79,706	$80,405
Preopening and start-up expenses	—	—	(3,321)	—
Non-operating items from unconsolidated affiliates	(11,068)	(10,556)	(20,078)	(17,477)
	$36,872	$30,083	$56,307	$62,928

Mandarin Oriental. In March 2018, a subsidiary of CityCenter entered into an agreement for the sale of the Mandarin Oriental Las Vegas and adjacent retail parcels for approximately $214 million, subject to customary closing conditions. As a result of this transaction, CityCenter recorded an impairment charge of approximately $127 million. The Company recorded a reversal of certain basis differences of $64 million, which entirely offset its 50% share of the impairment charge. The transaction is expected to close during the third quarter of 2018.

CityCenter distributions. In May 2018, CityCenter paid a $400 million dividend, of which the Company received its 50% share, or $200 million and in April 2017, CityCenter paid a $600 million dividend, of which the Company received its 50% share, or $300 million.

CityCenter credit facility. In May 2018, CityCenter repriced its term loan B facility to LIBOR plus 2.25% representing a 25 basis point decrease from the prior rate. All other material provisions of the existing credit facility remain unchanged. Concurrently, CityCenter completed the execution of a $200 million incremental term loan which has the same terms as its existing term loan B facility.

Grand Victoria sale. In April 2018, the Company, along with its venture partner, entered into a definitive agreement to sell the Grand Victoria Casino, of which a subsidiary of the Company owns 50% interest, to Eldorado Resorts, Inc. for $328 million in cash, subject to a working capital adjustment. The Company will receive its 50% share of the net proceeds after certain transaction costs, or approximately $162 million. The transaction is expected to close during the third quarter of 2018, subject to regulatory approvals and other customary closing conditions.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Senior credit facility	$231,250	$372,500
Operating Partnership senior credit facility	2,078,375	2,091,375
MGM China credit facility	2,085,994	2,301,584
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$1,000 million 5.75% senior notes, due 2025	1,000,000	—
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	—	2,265
	13,646,171	13,018,276
Less: Premiums, discounts, and unamortized debt issuance costs, net	(132,830)	(109,182)
	13,513,341	12,909,094
Less: Current portion of long-term debt, net	—	(158,042)
	$13,513,341	$12,751,052

Debt due within one year of the June 30, 2018 and December 31, 2017 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $158 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current at December 31, 2017.

Senior credit facility. At June 30, 2018, the Company’s senior credit facility consisted of a $231 million term loan A facility and a $1.25 billion revolving facility. The Company permanently repaid $3 million and $6 million of the term loan A facility in the three and six months ended June 30, 2018, respectively, in accordance with the scheduled amortization. At June 30, 2018, the interest rate on the term loan A was 4.34%. At June 30, 2018, no amounts were drawn on the revolving credit facility. The Company was in compliance with its credit facility covenants at June 30, 2018.

Operating Partnership senior credit facility. At June 30, 2018, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.35 billion revolving credit facility. On March 23, 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, effective June 14, 2018. On June 14, 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.35 billion, provide for a new $200 million delayed draw on the term loan A facility and extend the maturity of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. In addition, the term loan A facility’s repayment will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date. The Operating Partnership permanently repaid $0 and $4 million of the term loan A facility in the three and six months ended June 30, 2018, respectively, in accordance with the scheduled amortization, and the Operating Partnership permanently repaid $5 million and $9 million of the term loan B facility in the three and six months ended June 30, 2018, respectively, in accordance with the scheduled amortization. At June 30, 2018, the interest rate on the term loan A facility was 4.34% and the interest rate on the term loan B facility was 4.09%. At June 30, 2018, no amounts were drawn on the revolving credit facility or on the delayed draw on the term loan A facility. The Operating Partnership was in compliance with its credit facility covenants at June 30, 2018.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of June 30, 2018, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The fair values of the interest rate swaps were $34 million and $11 million as of June 30, 2018 and December 31, 2017, respectively. The interest rate swaps were valued in a net unrealized gain position and were recorded in “Other long-term assets, net” in the accompanying consolidated balance sheets.

MGM China credit facility. At June 30, 2018, the MGM China credit facility consisted of $2.0 billion of term loans and a $1.0 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus 1.375% to 2.50%, as determined by MGM China’s leverage ratio. On June 15, 2018, MGM China amended and restated its credit facility for a reduction in the total revolving credit commitments of $450 million to $1.0 billion and an increase in the total term loan commitments of $450 million to $2.0 billion (the aggregate amount of commitments remains unchanged). The final maturity date was also extended to June 2022, but no revolving credit loans or term loans shall remain outstanding after, and no revolving credit or term loan commitments shall be available after, March 31, 2022. Quarterly principal amortization payments of the term loan facilities were amended to be 5% of the original principal amount beginning in September 2018 through December 2021, with the remaining balance due in March 2022, and the maximum total leverage ratio was increased to 6.00 to 1.00 at June 30, 2018, declining to 5.50 to 1.00 at September 30, 2018, 5.00 to 1.00 at December 31, 2018, and 4.50 to 1.00 at March 31, 2019 and thereafter. At June 30, 2018, $98 million was drawn on the revolving credit facility. At June 30, 2018, the interest rates on the term loans and the revolving credit facility were 4.53%. MGM China was in compliance with its credit facility covenants at June 30, 2018.

Senior Notes. In June 2018, the Company issued $1.0 billion in aggregate principal amount of 5.750% senior notes due 2025 for net proceeds of $986 million.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.8 billion and $13.6 billion at June 30, 2018 and December 31, 2017, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 14.4% and a benefit of 17.9% for the three and six months ended June 30, 2018, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The six months ended June 30, 2018 included a $72 million non-cash income tax benefit measurement period adjustment under SAB118 that was recorded during the first quarter for the tax effect of the Tax Act based upon additional information gathered and evaluated during the period. The adjustment primarily resulted from global intangible low-taxed income (“GILTI”) foreign tax credits (“FTCs”) treated as general basket income rather than GILTI basket income. Unless the Tax Act is amended or regulatory guidance is issued treating this income as GILTI basket income, the Company believes that it will utilize a greater amount of its existing FTCs during their 10-year carryforward period and has provided additional tax benefit accordingly. This additional tax benefit could be reversed in a future period should such guidance be issued, resulting in an increase in provision for income taxes in such period.

While no measurement period adjustments were recorded during the three months ended June 30, 2018, the Company continues to evaluate the impact of the Tax Act and may adjust provisional amounts in future periods as it gathers additional information and evaluates any future regulatory or other guidance on items that may impact the FTC benefit, including, but not limited to, the treatment of income resulting from GILTI FTCs described above and allocations of interest and other expenses among active, exempt and GILTI foreign source income.

MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. On March 15, 2018, MGM Grand Paradise executed an extension of the annual fee arrangement, which covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. It requires annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. The Company reversed the $41 million of deferred taxes previously recorded on 2017 earnings, resulting in a reduction in provision for income taxes during the six months ended June 30, 2018, partially offset by the 2017 annual payment amount.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. The Company has also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Pending lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, the Company has removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and the Company anticipates that there may be additional motions to remand filed in the future. The Company has also initiated declaratory relief actions against individuals who had sued or stated an intent to sue in federal courts in various districts. Additional lawsuits related to this incident may be filed in the future.

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

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of June 30, 2018, the term loan B was $50 million. As of June 30, 2018, the Company does not believe it is probable that it will need to perform on the guarantee.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At June 30, 2018, $14 million in letters of credit were outstanding under the Company’s senior credit facility and $38 million in letters of credit were outstanding under MGM China’s credit facility. No amounts were outstanding under the Operating Partnership senior credit facility at June 30, 2018. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$123,777	$209,864	$347,221	$416,276
Adjustment related to redeemable noncontrolling interests	(5,986)	(28)	(10,584)	(55)
Net income available to common stockholders - basic	117,791	209,836	336,637	416,221
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(26)	(62)	(158)	(129)
Net income attributable to common stockholders - diluted	$117,765	$209,774	$336,479	$416,092
Denominator:
Weighted-average common shares outstanding - basic	548,433	574,931	556,586	574,668
Potential dilution from share-based awards	5,906	7,125	6,522	6,444
Weighted-average common and common equivalent shares - diluted	554,339	582,056	563,108	581,112
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,441	2,078	1,305	2,641

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. The Company paid the following dividends during the six months ended June 30, 2018 and 2017:

•	$65 million quarterly dividend in June 2018, or $0.12 per share;

•	$68 million quarterly dividend in March 2018, or $0.12 per share; and

•	$63 million quarterly dividend in each of March and June 2017, or $0.11 per share.

Additionally, on August 2, 2018 the Company’s Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on September 14, 2018 to holders of record on September 10, 2018.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2018:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2018	$7,577,061	$4,034,063	$11,611,124
Net income	347,221	55,084	402,305
Currency translation adjustment	(12,785)	(9,967)	(22,752)
Other comprehensive income - cash flow hedges	13,158	6,033	19,191
Stock-based compensation	31,172	2,752	33,924
Issuance of common stock pursuant to stock-based compensation awards	(9,390)	—	(9,390)
Issuance of performance-based share units	3,609	107	3,716
Distributions to noncontrolling interest owners	—	(63,855)	(63,855)
Dividend paid to common shareholders	(133,334)	—	(133,334)
MGP dividend payable to Class A shareholders	—	(30,492)	(30,492)
Repurchases of common stock	(957,264)	—	(957,264)
Adjustment of redeemable non-controlling interest to redemption value	(10,584)	—	(10,584)
Other	(1,722)	(926)	(2,648)
Balances, June 30, 2018	$6,847,142	$3,992,799	$10,839,941

MGM Resorts International stock repurchase program. In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. Under each stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

The Company repurchased the following shares of common stock during the six months ended June 30, 2018 under the $1.0 billion stock repurchase program:

•	in March 2018, 10 million shares at $36.24 per share for an aggregate amount of $362 million and

•	in May 2018, approximately 10 million shares at an average price of $31.38 per share for an aggregate amount of $310 million.

The Company repurchased the following shares of common stock during the six months ended June 30, 2018 under the $2.0 billion stock repurchase program:

•	in June 2018, approximately 9 million shares at an average price of $31.21 per share for an aggregate amount of $285 million.

Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.7 billion as of June 30, 2018.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balance, January 1, 2018	$(11,450)	$6,668	$1,172	$(3,610)
Other comprehensive income (loss) before reclassifications	(22,752)	18,357	—	(4,395)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	834	—	834
Other comprehensive income (loss), net of tax	(22,752)	19,191	—	(3,561)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	9,967	(6,033)	—	3,934
Balance, June 30, 2018	$(24,235)	$19,826	$1,172	$(3,237)

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, NV energy exit expense, preopening and start-up expenses, and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue
Domestic resorts
Casino	$833,398	$774,712	$1,674,095	$1,596,378
Rooms	532,869	528,380	1,052,515	1,073,972
Food and beverage	466,663	473,652	901,337	931,579
Entertainment, retail and other	330,073	328,644	633,728	625,424
	2,163,003	2,105,388	4,261,675	4,227,353
MGM China
Casino	496,895	397,200	1,047,490	846,147
Rooms	31,002	13,376	50,836	26,596
Food and beverage	28,104	11,445	48,841	22,854
Entertainment, retail and other	5,349	1,890	10,044	3,730
	561,350	423,911	1,157,211	899,327
Reportable segment net revenues	2,724,353	2,529,299	5,418,886	5,126,680
Corporate and other	134,342	122,834	262,046	243,019
	$2,858,695	$2,652,133	$5,680,932	$5,369,699
Adjusted Property EBITDA
Domestic resorts	$625,720	$656,899	$1,242,087	$1,304,096
MGM China	119,875	118,906	271,626	264,103
Reportable segment Adjusted Property EBITDA	745,595	775,805	1,513,713	1,568,199

Other operating expense
Corporate and other	(50,265)	(37,446)	(116,989)	(66,798)
NV Energy exit expense	—	40,629	—	40,629
Preopening and start-up expenses	(19,077)	(21,093)	(85,994)	(36,159)
Property transactions, net	(16,970)	(13,243)	(22,868)	(14,939)
Depreciation and amortization	(296,208)	(244,754)	(565,030)	(494,523)
Operating income	363,075	499,898	722,832	996,409
Non-operating income (expense)
Interest expense, net of amounts capitalized	(181,493)	(174,058)	(349,402)	(348,117)
Non-operating items from unconsolidated affiliates	(11,068)	(10,556)	(20,078)	(17,477)
Other, net	(6,381)	(751)	(8,297)	(1,568)
	(198,942)	(185,365)	(377,777)	(367,162)
Income before income taxes	164,133	314,533	345,055	629,247
Benefit (provision) for income taxes	(23,710)	(73,660)	61,669	(135,800)
Net income	140,423	240,873	406,724	493,447
Less: Net income attributable to noncontrolling interests	(16,646)	(31,009)	(59,503)	(77,171)
Net income attributable to MGM Resorts International	$123,777	$209,864	$347,221	$416,276

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions in connection with her ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd. of $4 million and $13 million during the three and six months ended June 30, 2018, respectively, and $8 million and $10 million during the three and six months ended June 30, 2017, respectively.

MGP

As described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord. In connection with the commencement of the third lease year on April 1, 2018, annual rent payments under the master lease increased to $770 million from $757 million. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of June 30, 2018.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2018, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (the company that will own and operate the Company’s casino in Springfield, Massachusetts), and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$81,185	$945,675	$294,979	$765,156	$(3,879)	$2,083,116
Property and equipment, net	—	13,539,895	9,880,658	6,334,519	(9,891,994)	19,863,078
Investments in subsidiaries	21,713,553	3,403,939	—	—	(25,117,492)	—
Investments in the MGP Operating Partnership	—	3,503,564	—	847,376	(4,350,940)	—
Investments in and advances to unconsolidated affiliates	—	852,698	—	5,242	25,000	882,940
Intercompany accounts	—	6,514,427	—	—	(6,514,427)	—
Other non-current assets	58,616	974,909	94,428	5,063,874	(43,801)	6,148,026
	$21,853,354	$29,735,107	$10,270,065	$13,016,167	$(45,897,533)	$28,977,160
Current liabilities	$142,431	$1,425,041	$149,275	$1,568,900	$(220,854)	$3,064,793
Intercompany accounts	6,351,967	—	147	162,313	(6,514,427)	—
Deferred income taxes, net	940,949	—	28,544	285,448	(28,544)	1,226,397
Long-term debt, net	7,532,585	570	3,923,224	2,056,962	—	13,513,341
Other long-term obligations	38,280	7,235,916	194,572	2,259,167	(9,482,215)	245,720
Total liabilities	15,006,212	8,661,527	4,295,762	6,332,790	(16,246,040)	18,050,251
Redeemable noncontrolling interests	—	—	—	86,968	—	86,968
MGM Resorts International stockholders' equity	6,847,142	21,073,580	4,374,317	4,203,596	(29,651,493)	6,847,142
Noncontrolling interests	—	—	1,599,986	2,392,813	—	3,992,799
Total stockholders' equity	6,847,142	21,073,580	5,974,303	6,596,409	(29,651,493)	10,839,941
	$21,853,354	$29,735,107	$10,270,065	$13,016,167	$(45,897,533)	$28,977,160

	At December 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$78,909	$1,015,802	$266,627	$1,022,340	$(7,323)	$2,376,355
Property and equipment, net	—	13,521,221	10,021,938	6,125,722	(10,033,422)	19,635,459
Investments in subsidiaries	21,040,147	3,304,768	—	—	(24,344,915)	—
Investments in the MGP Operating Partnership	—	3,549,063	—	862,037	(4,411,100)	—
Investments in and advances to unconsolidated affiliates	—	1,002,903	—	5,394	25,000	1,033,297
Intercompany accounts	—	5,998,499	—	—	(5,998,499)	—
Other non-current assets	49,142	913,602	62,555	5,134,220	(44,588)	6,114,931
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042
Current liabilities	$153,159	$1,445,031	$144,537	$1,609,110	$(213,540)	$3,138,297
Intercompany accounts	5,783,578	—	962	213,959	(5,998,499)	—
Deferred income taxes, net	934,966	—	28,544	360,409	(28,544)	1,295,375
Long-term debt, net	6,682,574	2,835	3,934,628	2,131,015	—	12,751,052
Other long-term obligations	36,860	7,268,664	174,710	2,305,353	(9,501,171)	284,416
Total liabilities	13,591,137	8,716,530	4,283,381	6,619,846	(15,741,754)	17,469,140
Redeemable noncontrolling interests	—	—	—	79,778	—	79,778
MGM Resorts International stockholders' equity	7,577,061	20,589,328	4,443,089	4,040,676	(29,073,093)	7,577,061
Noncontrolling interests	—	—	1,624,650	2,409,413	—	4,034,063
Total stockholders' equity	7,577,061	20,589,328	6,067,739	6,450,089	(29,073,093)	11,611,124
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$1,937,394	$220,390	$921,382	$(220,471)	$2,858,695
Equity in subsidiaries' earnings	309,334	22,519	—	—	(331,853)	—
Expenses
Casino and hotel operations	2,562	1,094,872	—	572,061	(81)	1,669,414
General and administrative	2,408	315,659	27,219	120,386	(27,219)	438,453
Corporate expense	39,707	53,652	10,746	5,192	(5,859)	103,438
Preopening and start-up expenses	—	1,937	—	17,140	—	19,077
Property transactions, net	—	17,083	14,426	(113)	(14,426)	16,970
Depreciation and amortization	—	158,753	67,474	137,440	(67,459)	296,208
	44,677	1,641,956	119,865	852,106	(115,044)	2,543,560
Income (loss) from unconsolidated affiliates	—	48,294	—	(354)	—	47,940
Operating income	264,657	366,251	100,525	68,922	(437,280)	363,075
Interest expense, net of amounts capitalized	(115,531)	(156)	(49,276)	(16,530)	—	(181,493)
Other, net	15,356	(118,368)	(1,927)	(49,288)	136,778	(17,449)
Income before income taxes	164,482	247,727	49,322	3,104	(300,502)	164,133
Benefit (provision) for income taxes	(40,705)	—	(1,263)	18,258	—	(23,710)
Net income	123,777	247,727	48,059	21,362	(300,502)	140,423
Less: Net income attributable to noncontrolling interests	—	—	(13,146)	(3,500)	—	(16,646)
Net income attributable to MGM Resorts International	$123,777	$247,727	$34,913	$17,862	$(300,502)	$123,777
Net income	$123,777	$247,727	$48,059	$21,362	$(300,502)	$140,423
Other comprehensive income, net of tax:
Foreign currency translation adjustment	583	583	—	1,400	(1,166)	1,400
Unrealized gain on cash flow hedges	3,660	—	6,281	—	(4,606)	5,335
Other comprehensive income	4,243	583	6,281	1,400	(5,772)	6,735
Comprehensive income	128,020	248,310	54,340	22,762	(306,274)	147,158
Less: Comprehensive income attributable to noncontrolling interests	—	—	(14,821)	(4,317)	—	(19,138)
Comprehensive income attributable to MGM Resorts International	$128,020	$248,310	$39,519	$18,445	$(306,274)	$128,020

	Six Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$3,827,187	$436,229	$1,854,329	$(436,813)	$5,680,932
Equity in subsidiaries' earnings	637,601	67,054	—	—	(704,655)	—
Expenses
Casino and hotel operations	5,277	2,144,891	—	1,155,040	(584)	3,304,624
General and administrative	4,758	626,509	49,718	225,076	(49,718)	856,343
Corporate expense	79,008	104,059	21,227	10,544	(11,891)	202,947
Preopening and start-up expenses	—	8,679	—	77,315	—	85,994
Property transactions, net	—	22,225	18,512	643	(18,512)	22,868
Depreciation and amortization	—	315,400	136,465	249,588	(136,423)	565,030
	89,043	3,221,763	225,922	1,718,206	(217,128)	5,037,806
Income (loss) from unconsolidated affiliates	—	79,926	—	(220)	—	79,706
Operating income	548,558	752,404	210,307	135,903	(924,340)	722,832
Interest expense, net of amounts capitalized	(225,089)	(293)	(98,506)	(25,514)	—	(349,402)
Other, net	31,128	(226,318)	(3,079)	(95,975)	265,869	(28,375)
Income before income taxes	354,597	525,793	108,722	14,414	(658,471)	345,055
Benefit (provision) for income taxes	(7,376)	—	(2,494)	71,539	—	61,669
Net income	347,221	525,793	106,228	85,953	(658,471)	406,724
Less: Net income attributable to noncontrolling interests	—	—	(28,976)	(30,527)	—	(59,503)
Net income attributable to MGM Resorts International	$347,221	$525,793	$77,252	$55,426	$(658,471)	$347,221
Net income	$347,221	$525,793	$106,228	$85,953	$(658,471)	$406,724
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,785)	(12,785)	—	(22,752)	25,570	(22,752)
Unrealized gain on cash flow hedges	13,158	—	22,636	—	(16,603)	19,191
Other comprehensive income (loss)	373	(12,785)	22,636	(22,752)	8,967	(3,561)
Comprehensive income	347,594	513,008	128,864	63,201	(649,504)	403,163
Less: Comprehensive income attributable to noncontrolling interests	—	—	(35,009)	(20,560)	—	(55,569)
Comprehensive income attributable to MGM Resorts International	$347,594	$513,008	$93,855	$42,641	$(649,504)	$347,594

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(224,359)	$624,484	$284,333	$408,693	$—	$1,093,151
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(367,713)	(190)	(493,858)	—	(861,761)
Dispositions of property and equipment	—	435	—	5	—	440
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	200,000	—	—	—	200,000
Intercompany accounts	—	(515,927)	—	—	515,927	—
Other	—	(9,916)	—	(5,693)	—	(15,609)
Net cash used in investing activities	—	(695,624)	(190)	(499,546)	515,927	(679,433)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(141,250)	—	(13,000)	(206,624)	—	(360,874)
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Debt issuance costs	(14,414)	—	(17,490)	(32,873)	—	(64,777)
Dividends paid to common shareholders	(133,334)	—	—	—	—	(133,334)
Distributions to noncontrolling interest owners	—	—	(59,553)	(41,854)	—	(101,407)
MGP dividends paid to consolidated subsidiaries	—	—	(163,913)	—	163,913	—
Purchases of common stock	(957,264)	—	—	—	—	(957,264)
Retirement of debentures	—	(2,265)	—	—	—	(2,265)
Intercompany accounts	505,289	48,052	—	126,499	(679,840)	—
Other	(9,393)	(4,200)	—	(4,637)	—	(18,230)
Net cash provided by (used in) financing activities	249,634	41,587	(253,956)	(159,489)	(515,927)	(638,151)
Effect of exchange rate on cash	—	—	—	(2,690)	—	(2,690)
Cash and cash equivalents
Net increase (decrease) for the period	25,275	(29,553)	30,187	(253,032)	—	(227,123)
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$52,145	$281,490	$289,909	$649,328	$—	$1,272,872

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$1,907,756	$184,456	$745,312	$(185,391)	$2,652,133
Equity in subsidiaries' earnings	424,981	36,260	—	—	(461,241)	—
Expenses
Casino and hotel operations	2,616	1,063,046	—	455,889	(935)	1,520,616
General and administrative	2,131	265,778	20,642	86,440	(20,642)	354,349
Corporate expense	31,488	45,347	2,833	(48)	(172)	79,448
Preopening and start-up expenses	—	2,131	—	18,962	—	21,093
Property transactions, net	—	13,060	10,587	3,097	(13,501)	13,243
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Depreciation and amortization	—	160,402	60,227	84,352	(60,227)	244,754
	36,235	1,509,135	94,289	648,692	(95,477)	2,192,874
Income (loss) from unconsolidated affiliates	—	40,652	—	(13)	—	40,639
Operating income	388,746	475,533	90,167	96,607	(551,155)	499,898
Interest expense, net of amounts capitalized	(122,942)	(176)	(44,818)	(6,122)	—	(174,058)
Other, net	13,389	(119,693)	(297)	(27,857)	123,151	(11,307)
Income before income taxes	279,193	355,664	45,052	62,628	(428,004)	314,533
Provision for income taxes	(69,329)	—	(1,177)	(3,154)	—	(73,660)
Net income	209,864	355,664	43,875	59,474	(428,004)	240,873
Less: Net income attributable to noncontrolling interests	—	—	(10,680)	(20,329)	—	(31,009)
Net income attributable to MGM Resorts International	$209,864	$355,664	$33,195	$39,145	$(428,004)	$209,864
Net income	$209,864	$355,664	$43,875	$59,474	$(428,004)	$240,873
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(14,018)	(14,018)	—	(25,376)	28,036	(25,376)
Unrealized loss on cash flow hedges	(2,347)	—	(4,112)	—	3,136	(3,323)
Other comprehensive loss	(16,365)	(14,018)	(4,112)	(25,376)	31,172	(28,699)
Comprehensive income	193,499	341,646	39,763	34,098	(396,832)	212,174
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9,705)	(8,970)	—	(18,675)
Comprehensive income attributable to MGM Resorts International	$193,499	$341,646	$30,058	$25,128	$(396,832)	$193,499

	Six Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$3,833,174	$368,355	$1,538,375	$(370,205)	$5,369,699
Equity in subsidiaries' earnings	827,050	88,418	—	—	(915,468)	—
Expenses
Casino and hotel operations	5,125	2,114,466	—	935,244	(1,849)	3,052,986
General and administrative	4,113	563,979	41,129	175,045	(41,129)	743,137
Corporate expense	54,881	92,598	5,684	(240)	(343)	152,580
Preopening and start-up expenses	—	2,775	—	33,384	—	36,159
Property transactions, net	—	14,607	17,442	3,246	(20,356)	14,939
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Depreciation and amortization	—	323,101	121,911	171,422	(121,911)	494,523
	64,119	3,070,897	186,166	1,318,101	(185,588)	4,453,695
Income (loss) from unconsolidated affiliates	—	80,499	—	(94)	—	80,405
Operating income	762,931	931,194	182,189	220,180	(1,100,085)	996,409
Interest expense, net of amounts capitalized	(246,298)	(634)	(89,454)	(11,731)	—	(348,117)
Other, net	27,476	(228,187)	247	(57,455)	238,874	(19,045)
Income before income taxes	544,109	702,373	92,982	150,994	(861,211)	629,247
Provision for income taxes	(127,833)	—	(2,415)	(5,552)	—	(135,800)
Net income	416,276	702,373	90,567	145,442	(861,211)	493,447
Less: Net income attributable to noncontrolling interests	—	—	(22,028)	(55,143)	—	(77,171)
Net income attributable to MGM Resorts International	$416,276	$702,373	$68,539	$90,299	$(861,211)	$416,276
Net income	$416,276	$702,373	$90,567	$145,442	$(861,211)	$493,447
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21,370)	(21,370)	—	(38,309)	42,740	(38,309)
Unrealized loss on cash flow hedges	(2,831)	—	(4,746)	—	3,620	(3,957)
Other comprehensive loss	(24,201)	(21,370)	(4,746)	(38,309)	46,360	(42,266)
Comprehensive income	392,075	681,003	85,821	107,133	(814,851)	451,181
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,903)	(38,203)	—	(59,106)
Comprehensive income attributable to MGM Resorts International	$392,075	$681,003	$64,918	$68,930	$(814,851)	$392,075

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(384,587)	$656,632	$230,718	$436,363	$—	$939,126
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(144,433)	—	(728,177)	—	(872,610)
Dispositions of property and equipment	—	174	—	119	—	293
Investments in unconsolidated affiliates	—	(4,773)	—	—	—	(4,773)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	300,000	—	—	—	300,000
Intercompany accounts	—	(886,611)	—	—	886,611	—
Other	—	(6,560)	—	(9,128)	—	(15,688)
Net cash used in investing activities	—	(742,203)	—	(737,186)	886,611	(592,778)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(6,250)	—	(25,125)	236,227	—	204,852
Debt issuance costs	—	—	(1,024)	(4,379)	—	(5,403)
Dividends paid to common shareholders	(126,429)	—	—	—	—	(126,429)
Distributions to noncontrolling interest owners	—	—	(44,564)	(45,308)	—	(89,872)
MGP dividends paid to consolidated subsidiaries	—	—	(143,655)	—	143,655	—
Intercompany accounts	924,157	58,984	—	47,125	(1,030,266)	—
Other	(11,702)	—	—	(4,391)	—	(16,093)
Net cash provided by (used in) financing activities	779,776	58,984	(214,368)	229,274	(886,611)	(32,945)
Effect of exchange rate on cash	—	—	—	(2,922)	—	(2,922)
Cash and cash equivalents
Net increase (decrease) for the period	395,189	(26,587)	16,350	(74,471)	—	310,481
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$495,184	$281,126	$376,842	$603,910	$—	$1,757,062

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2017, as retrospectively recasted for the adoption of ASC 606, which were filed on Current Report on Form 8-K with the SEC on June 27, 2018. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

Description of our business and key performance indicators

Our primary business is the ownership and operation of casino resorts which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development and repay debt financings. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We also make investments in initiatives for sustained growth and margin enhancement by improving our data and digital technology, pricing strategy, and our guests’ experience to increase cash flow and improve margins.

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

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is typically in the range of 2.7% to 3.0% of turnover. Win for main floor gaming operations is in the range of 16% to 22% of table games drop.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues	$2,858,695	$2,652,133	$5,680,932	$5,369,699
Operating income	363,075	499,898	722,832	996,409
Net income	140,423	240,873	406,724	493,447
Net income attributable to MGM Resorts International	123,777	209,864	347,221	416,276

Summary Operating Results

Consolidated net revenues increased 8% for the three months ended June 30, 2018 compared to the prior year quarter, due primarily to the opening of MGM Cotai on February 13, 2018 and an increase in casino revenues at our domestic resorts. Consolidated net revenues increased 6% for the six months ended June 30, 2018 compared to the same period in the prior year, due primarily to the opening of MGM Cotai and an increase in casino revenues at our domestic resorts, partially offset by a decrease in rooms revenue and food and beverage revenue at our domestic resorts. See “Operating Results – Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $363 million for the three months ended June 30, 2018 compared to $500 million for the prior year quarter. Operating income at our domestic resorts was $449 million for the second quarter of 2018 compared to $520 million in the second quarter of 2017. The decrease is reflective of disruption related to the rebranding of Park MGM as well as the prior year quarter benefit of $36 million related to Borgata’s share of a property tax settlement from Atlantic City and $41 million related to a modification of the 2016 NV Energy exit fee. Operating income at MGM China was $46 million for both the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense related to certain corporate assets at MGM China of $41 million is included in corporate in our non-GAAP reconciliations included herein for the three months ended June 30, 2018. Income from unconsolidated affiliates was $48 million for the three months ended June 30, 2018 compared to $41 million in the prior year quarter. See “Operating Results – Income from Unconsolidated Affiliates” for additional information.

Consolidated general and administrative expense increased $84 million for the three months ended June 30, 2018 compared to the prior year quarter due to the opening of MGM Cotai and an increase in marketing expense and repairs and maintenance expense at our domestic resorts. The prior year quarter benefited from the Borgata property tax settlement, as discussed above. Corporate expense, including share-based compensation for corporate employees, was $103 million for the three months ended June 30, 2018, an increase of $24 million compared to the prior year quarter, due primarily to expenses related to our corporate brand campaign of $9 million and the inclusion of MGM China corporate expense of $5 million. Depreciation and amortization expense increased $51 million for the three months ended June 30, 2018 compared to the same period in the prior year due to the opening of MGM Cotai.

Consolidated operating income was $723 million for the six months ended June 30, 2018 compared to $996 million for the prior year period. Operating income at our domestic resorts decreased $96 million for the six months ended June 30, 2018, or 10%, compared to the prior year period. The six months ended June 30, 2017 benefited from the NV Energy exit fee modification and the Borgata property tax settlement, as discussed above. Operating income at MGM China was $101 million for the six months ended June 30, 2018 compared to $121 million in the prior year period, and was negatively impacted by $55 million of preopening expenses in the current year period in connection with the opening of MGM Cotai, compared to $23 million in the prior year period. Depreciation and amortization expense related to certain corporate assets at MGM China of $83 million is included in corporate in our non-GAAP reconciliations included herein for the six months ended June 30, 2018. Income from unconsolidated affiliates was $80 million for both the six months ended June 30, 2018 and 2017. See “Operating Results – Income from Unconsolidated Affiliates” for additional information.

Consolidated general and administrative expense increased $113 million for the six months ended June 30, 2018 compared to the same period in the prior year due to the opening of MGM Cotai and an increase in marketing expense and repairs and maintenance expense at our domestic resorts. The prior year period benefited from the Borgata property tax settlement, as discussed above. Corporate expense, including share-based compensation for corporate employees was $203 million for the six months ended June 30, 2018, an increase of $50 million compared to the prior year period, due primarily to expenses related to our corporate brand campaign of $24 million and the inclusion of MGM China corporate expense of $11 million. Preopening expense increased to $86 million for the current year period from $36 million in the prior year period due primarily to the opening of MGM Cotai as well as increases related to the MGM Springfield project. Depreciation and amortization expense increased $71 million for the six months ended June 30, 2018 compared to the same period in the prior year due to the opening of MGM Cotai, partially offset by a decrease at our domestic resorts due to certain assets becoming fully depreciated.

Operating Results – Segment Information

The following table presents detailed consolidated net revenues and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues
Domestic resorts
Casino	$833,398	$774,712	$1,674,095	$1,596,378
Rooms	532,869	528,380	1,052,515	1,073,972
Food and beverage	466,663	473,652	901,337	931,579
Entertainment, retail and other	330,073	328,644	633,728	625,424
	2,163,003	2,105,388	4,261,675	4,227,353
MGM China
Casino	496,895	397,200	$1,047,490	$846,147
Rooms	31,002	13,376	50,836	26,596
Food and beverage	28,104	11,445	48,841	22,854
Entertainment, retail and other	5,349	1,890	10,044	3,730
	561,350	423,911	1,157,211	899,327
Reportable segment net revenues	2,724,353	2,529,299	5,418,886	5,126,680
Corporate and other	134,342	122,834	262,046	243,019
	$2,858,695	$2,652,133	$5,680,932	$5,369,699
Adjusted EBITDA
Domestic resorts	$625,720	$656,899	$1,242,087	$1,304,096
MGM China	119,875	118,906	271,626	264,103
Reportable segment Adjusted Property EBITDA	745,595	775,805	1,513,713	1,568,199
Corporate and other	(50,265)	(37,446)	(116,989)	(66,798)
	$695,330	$738,359	$1,396,724	$1,501,401

Domestic resorts. The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Table games win	$413,080	$362,162	$863,186	$788,701
Slots win	757,219	718,940	1,465,373	1,415,591
Other	32,201	32,369	79,033	80,530
Less: Complimentaries and other incentives	(369,102)	(338,759)	(733,497)	(688,444)
Casino revenue	833,398	774,712	1,674,095	1,596,378
Rooms	532,869	528,380	1,052,515	1,073,972
Food and beverage	466,663	473,652	901,337	931,579
Entertainment, retail and other	330,073	328,644	633,728	625,424
Non-casino revenue	1,329,605	1,330,676	2,587,580	2,630,975
	$2,163,003	$2,105,388	$4,261,675	$4,227,353

Casino revenue for the three months ended June 30, 2018 increased 8% compared to the prior year quarter, due primarily to a 14% increase in table games win, primarily driven by an increase in table games drop at our Las Vegas Strip resorts and a 5% increase in slots win, primarily driven by an increase in slots volume at our other domestic resorts.

Casino revenue for the six months ended June 30, 2018 increased 5% compared to the prior year period, due primarily to a 9% increase in table games win, primarily driven by an increase in table games drop at our Las Vegas Strip resorts and a 4% increase in slots win, primarily driven by an increase in slots volume at our other domestic resorts.

The following table shows key gaming statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Table Games Drop	$911	$872	$1,950	$1,865
Table Games Win %	25.2%	20.9%	25.6%	23.2%
Slots Handle	$3,098	$3,053	$6,084	$6,056
Slots Hold %	9.1%	9.0%	8.9%	8.9%

The following table shows key gaming statistics for our other domestic resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Table Games Drop	$969	$954	$1,892	$1,901
Table Games Win %	18.9%	18.8%	19.3%	18.8%
Slots Handle	$5,274	$4,890	$10,187	$9,581
Slots Hold %	9.0%	9.1%	9.0%	9.1%

Domestic resorts rooms revenue increased 1% for the three months ended June 30, 2018, primarily as a result of a 3% increase in REVPAR at our Las Vegas Strip resorts when compared to the prior year quarter.

Domestic resorts rooms revenue decreased 2% for the six months ended June 30, 2018, primarily as a result of a 1% decrease in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Occupancy	93%	94%	91%	93%
Average Daily Rate (ADR)	$161	$156	$164	$164
Revenue per Available Room (REVPAR)	$150	$146	$150	$151

Food and beverage revenue at our domestic resorts decreased 3% for the six months ended June 30, 2018 compared to the same period in the prior year primarily driven by disruption related to the rebranding at Park MGM and closure of several outlets at our Las Vegas Strip resorts.

Adjusted Property EBITDA at our domestic resorts decreased 5% to $626 million during the three months ended June 30, 2018 compared to the prior year quarter. The decrease is reflective of disruption related to the rebranding of Park MGM as well as the prior year quarter benefit of the Borgata property tax settlement, as discussed above. Adjusted Property EBITDA margin was 28.9% for the three months ended June 30, 2018, a 227 basis point decrease compared to the prior year quarter.

Adjusted Property EBITDA at our domestic resorts decreased 5% to $1.2 billion during the six months ended June 30, 2018 compared to the prior year period. The decrease is reflective of disruption related to the rebranding of Park MGM as well as the prior year quarter benefit of the Borgata property tax settlement and an increase in general and administrative expenses, as discussed above. Adjusted Property EBITDA margin was 29.1% for the six months ended June 30, 2018, a 170 basis point decrease compared to the same period in the prior year.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
VIP table games win	$235,719	$254,291	$569,954	$519,065
Main floor table games win	335,565	236,551	665,901	512,159
Slots win	76,675	40,812	137,839	84,256
Less: Commissions, complimentaries, and other incentives	(151,064)	(134,454)	(326,204)	(269,333)
Casino revenue, net	496,895	397,200	1,047,490	846,147
Non-casino revenue	64,455	26,711	109,721	53,180
	$561,350	$423,911	$1,157,211	$899,327

For the three months ended June 30, 2018, net revenues for MGM China increased 32% compared to the prior year quarter, and benefited from the opening of MGM Cotai, which contributed $185 million of net revenues. Main floor table games win increased 42% compared to the prior year quarter due to the opening of MGM Cotai. VIP table games win decreased 7% compared to the prior year quarter due primarily to a decrease in the VIP win percentage to 2.3% in the current quarter, partially offset by a 19% increase in turnover predominantly at MGM Macau.

For the six months ended June 30, 2018, net revenues for MGM China increased 29% compared to the same period in the prior year, due primarily to the opening of MGM Cotai, which contributed $270 million of net revenues. Main floor table games win increased 30% compared to the prior year period due to the opening of MGM Cotai. VIP table games win increased 10% compared to the prior year period due primarily to a 23% increase in turnover predominantly at MGM Macau partially offset by a decrease in the VIP win percentage to 2.8% in the current year period.

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
VIP Table Games Turnover	$10,296	$8,648	$20,199	$16,451
VIP Table Games Win %	2.3%	2.9%	2.8%	3.2%
Main Floor Table Games Drop	$1,931	$1,224	$3,650	$2,468
Main Floor Table Games Win %	17.4%	19.3%	18.2%	20.8%

MGM China’s Adjusted Property EBITDA for the three months ended June 30, 2018 and 2017 was $120 million and $119 million, respectively. Adjusted Property EBITDA margin decreased 669 basis points to 21.4% in the current year quarter from 28.0% in the prior year quarter predominantly due to MGM Cotai, which has recently opened and not yet attained a level of normalized business operations, as well as a decrease in casino margin at MGM Macau due to a decrease in both main floor table games and VIP table games win percentage. Excluding license fees of $10 million in the current year quarter and $8 million in the prior year quarter, Adjusted Property EBITDA increased 2%.

MGM China’s Adjusted Property EBITDA for the six months ended June 30, 2018 and 2017 was $272 million and $264 million, respectively. Adjusted Property EBITDA margin decreased 589 basis points to 23.5% in the current year period from 29.4% in the prior year period predominantly due to MGM Cotai and a decrease in casino margin, as discussed above. Excluding license fees of $20 million in the current year period and $17 million in the prior year period, Adjusted Property EBITDA increased 4%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA for the three and six months ended June 30, 2018 decreased compared to the same periods in the prior year due to an increase in corporate expense as described in “Summary Operating Results”. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
CityCenter	$46,070	$37,702	$74,062	$75,084
Other	1,870	2,937	5,644	5,321
	$47,940	$40,639	$79,706	$80,405

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended June 30, 2018 was $46 million, compared to $38 million in the prior year quarter and benefited from increases in casino and non-casino revenues. At Aria, table games win increased 20%, due to an 11% increase in table games drop and an increase in table games hold percentage to 29.1% in the current year quarter compared to 26.8% in the prior year quarter. Aria’s slots win increased 12% from the prior year quarter due primarily to a 10% increase in volume. REVPAR increased by 5% at Aria and Vdara, respectively, which led to a 6% increase in CityCenter’s rooms revenue in the current quarter compared to the prior year quarter.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the six months ended June 30, 2018 was $74 million, compared to $75 million in the prior year period which included a benefit of $4 million of NV Energy exit fee modification in the prior period. The current year period benefited from increases in casino and non-casino revenues compared to the prior year period. At Aria, table games win increased 8% due to a 13% increase in table games drop, partially offset by a decrease in table games hold percentage to 24.9% in the current year period compared to 26.2% in the prior year period. Aria’s slots win increased 3% due to a 9% increase in slot volume. REVPAR increased by 2% and 3% at Aria and Vdara, respectively, which led to a 3% increase in CityCenter’s rooms revenue the six months ended June 30, 2018 compared to the prior year period.

Non-operating Results

Interest Expense

Gross interest expense for the three months ended June 30, 2018 decreased $4 million compared to the prior year period due to a decrease in amortization of debt issuance costs. Gross interest expense for the six months ended June 30, 2018 decreased $11 million compared to the prior year period due to a decrease in amortization of debt issuance costs and a decrease in the average debt outstanding for both our senior notes and our senior credit facilities. Capitalized interest was $14 million and $37 million during the three and six months ended June 30, 2018 compared to $25 million and $50 million during the three and six months ended June 30, 2017, respectively. The decrease in capitalized interest was due primarily to the substantial completion of MGM Cotai in February 2018, partially offset by an increase related to the MGM Springfield project during the six months ended June 30, 2018.

Income Taxes

Our effective tax rate for the three months ended June 30, 2018 was a provision of 14.4% compared to a provision of 23.5% in the prior year quarter. Our effective tax rate for the six months ended June 30, 2018 was a benefit of 17.9% compared to a provision of 21.6% in the prior year period. The effective tax rate for the three months ended June 30, 2018 was favorably impacted by the Tax Act’s reduction of the U.S. corporate tax rate from 35% to 21%. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by the reduction in the U.S. corporate tax rate as well as income tax benefits recorded in the six-month period for a measurement period adjustment for the Tax Act and the reversal of Macau shareholder dividend tax accruals resulting from extending the annual fee arrangement. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. “Adjusted Property EBITDA margin” is Adjusted Property EBITDA divided by net revenues. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$123,777	$209,864	$347,221	$416,276
Plus: Net income attributable to noncontrolling interests	16,646	31,009	59,503	77,171
Net income	140,423	240,873	406,724	493,447
Provision (benefit) for income taxes	23,710	73,660	(61,669)	135,800
Income before income taxes	164,133	314,533	345,055	629,247
Non-operating expense
Interest expense, net of amounts capitalized	181,493	174,058	349,402	348,117
Non-operating items from unconsolidated affiliates	11,068	10,556	20,078	17,477
Other, net	6,381	751	8,297	1,568
	198,942	185,365	377,777	367,162
Operating income	363,075	499,898	722,832	996,409
NV Energy exit expense	—	(40,629)	—	(40,629)
Preopening and start-up expenses	19,077	21,093	85,994	36,159
Property transactions, net	16,970	13,243	22,868	14,939
Depreciation and amortization	296,208	244,754	565,030	494,523
Adjusted EBITDA	$695,330	$738,359	$1,396,724	$1,501,401

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2018
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$104,336	$—	$—	$104	$22,164	$126,604
MGM Grand Las Vegas	75,477	—	—	267	16,374	92,118
Mandalay Bay	43,811	—	—	53	23,119	66,983
The Mirage	30,072	—	—	512	9,184	39,768
Luxor	23,302	—	—	179	10,075	33,556
New York-New York	27,211	—	—	65	6,149	33,425
Excalibur	23,728	—	—	—	4,850	28,578
Park MGM	(30,517)	—	1,937	15,410	12,340	(830)
Circus Circus Las Vegas	11,284	—	—	16	4,403	15,703
MGM Grand Detroit	46,668	—	—	—	5,467	52,135
Beau Rivage	17,785	—	—	26	6,582	24,393
Gold Strike Tunica	10,260	—	—	—	2,140	12,400
Borgata	35,974	—	—	451	14,492	50,917
MGM National Harbor	29,316	—	45	48	20,561	49,970
Domestic resorts	448,707	—	1,982	17,131	157,900	625,720
MGM Macau	82,226	—	—	(167)	17,754	99,813
MGM Cotai	(35,810)	—	3,799	6	52,067	20,062
MGM China	46,416	—	3,799	(161)	69,821	119,875
Unconsolidated resorts	47,940	—	—	—	—	47,940
Management and other operations	10,644	—	—	—	1,847	12,491
	553,707	—	5,781	16,970	229,568	806,026
Stock compensation	(17,286)	—	—	—	—	(17,286)
Corporate	(173,346)	—	13,296	—	66,640	(93,410)
	$363,075	$—	$19,077	$16,970	$296,208	$695,330

	Three Months Ended June 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$96,154	$(6,970)	$—	$38	$21,999	$111,221
MGM Grand Las Vegas	82,724	(7,424)	—	611	18,431	94,342
Mandalay Bay	52,315	(8,524)	—	(10)	24,551	68,332
The Mirage	32,935	(4,043)	—	117	9,805	38,814
Luxor	25,840	(3,394)	—	1,165	9,321	32,932
New York-New York	28,787	(2,025)	—	54	6,350	33,166
Excalibur	26,553	(2,658)	—	203	4,587	28,685
Park MGM	(2,104)	(2,461)	439	9,959	10,929	16,762
Circus Circus Las Vegas	14,261	(3,130)	450	496	4,159	16,236
MGM Grand Detroit	39,489	—	—	—	5,694	45,183
Beau Rivage	15,253	—	—	5	5,952	21,210
Gold Strike Tunica	10,792	—	—	6	2,272	13,070
Borgata	78,761	—	1,242	416	19,668	100,087
MGM National Harbor	17,870	—	153	—	18,836	36,859
Domestic resorts	519,630	(40,629)	2,284	13,060	162,554	656,899
MGM China	45,625	—	13,334	183	59,764	118,906
Unconsolidated resorts	40,639	—	—	—	—	40,639
Management and other operations	6,903	—	—	—	1,790	8,693
	612,797	(40,629)	15,618	13,243	224,108	825,137
Stock compensation	(14,632)	—	—	—	—	(14,632)
Corporate	(98,267)	—	5,475	—	20,646	(72,146)
	$499,898	$(40,629)	$21,093	$13,243	$244,754	$738,359

	Six Months Ended June 30, 2018
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$222,220	$—	$—	$674	$44,107	$267,001
MGM Grand Las Vegas	148,808	—	—	615	32,776	182,199
Mandalay Bay	90,469	—	—	(49)	45,346	135,766
The Mirage	52,686	—	—	1,620	18,311	72,617
Luxor	42,406	—	—	234	19,905	62,545
New York-New York	57,890	—	—	152	12,294	70,336
Excalibur	45,806	—	—	(35)	9,857	55,628
Park MGM	(39,873)	—	5,358	17,864	25,024	8,373
Circus Circus Las Vegas	21,533	—	—	215	8,846	30,594
MGM Grand Detroit	87,532	—	—	—	10,994	98,526
Beau Rivage	34,319	—	—	26	13,123	47,468
Gold Strike Tunica	20,438	—	—	46	4,325	24,809
Borgata	64,412	—	—	860	28,877	94,149
MGM National Harbor	50,989	—	111	53	40,923	92,076
Domestic resorts	899,635	—	5,469	22,275	314,708	1,242,087
MGM Macau	209,998	—	—	584	35,066	245,648
MGM Cotai	(108,553)	—	55,186	6	79,339	25,978
MGM China	101,445	—	55,186	590	114,405	271,626
Unconsolidated resorts	76,385	—	3,321	—	—	79,706
Management and other operations	16,624	—	—	—	3,712	20,336
	1,094,089	—	63,976	22,865	432,825	1,613,755
Stock compensation	(32,903)	—	—	—	—	(32,903)
Corporate	(338,354)	—	22,018	3	132,205	(184,128)
	$722,832	$—	$85,994	$22,868	$565,030	$1,396,724

	Six Months Ended June 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$203,264	$(6,970)	$—	$123	$44,145	$240,562
MGM Grand Las Vegas	138,638	(7,424)	7	844	36,019	168,084
Mandalay Bay	105,860	(8,524)	—	(10)	49,178	146,504
The Mirage	85,778	(4,043)	—	117	19,140	100,992
Luxor	48,934	(3,394)	—	1,164	19,043	65,747
New York-New York	53,385	(2,025)	(8)	183	15,541	67,076
Excalibur	51,088	(2,658)	—	258	8,789	57,477
Park MGM	6,694	(2,461)	1,049	9,990	23,925	39,197
Circus Circus Las Vegas	25,968	(3,130)	450	735	8,160	32,183
MGM Grand Detroit	77,530	—	—	—	11,473	89,003
Beau Rivage	29,502	—	—	5	11,989	41,496
Gold Strike Tunica	22,957	—	—	(22)	4,613	27,548
Borgata	118,139	—	1,277	1,220	38,868	159,504
MGM National Harbor	28,202	—	227	—	40,294	68,723
Domestic resorts	995,939	(40,629)	3,002	14,607	331,177	1,304,096
MGM China	121,030	—	23,158	332	119,583	264,103
Unconsolidated resorts	80,405	—	—	—	—	80,405
Management and other operations	15,819	—	—	—	3,592	19,411
	1,213,193	(40,629)	26,160	14,939	454,352	1,668,015
Stock compensation	(30,210)	—	—	—	—	(30,210)
Corporate	(186,574)	—	9,999	—	40,171	(136,404)
	$996,409	$(40,629)	$36,159	$14,939	$494,523	$1,501,401

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at June 30, 2018 were $1.3 billion, which included $448 million at MGM China and $290 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.1 billion for the six months ended June 30, 2018 compared to cash provided by operating activities of $939 million in the prior year period. The current year period was positively affected by changes in working capital due primarily to an increase in outstanding chip liability related to gaming promoters at MGM China while the prior year period was negatively affected by changes in working capital related to gaming deposits and payroll liabilities at domestic resorts. In addition, cash paid for interest decreased compared to the prior year period. Cash paid for taxes decreased compared to the prior year period primarily as a result of the Tax Act. This was partially offset by a decrease in operating income at our domestic resorts and MGM China during the six months ended June 30, 2018 compared to the prior year period.

Investing activities. We made capital expenditures of $862 million for the six months ended June 30, 2018, of which $260 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $239 million related to the construction of MGM Cotai and $21 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $602 million included $201 million related to the construction of MGM Springfield, $110 million related to the Park MGM rebranding project, $58 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the six months ended June 30, 2018 related to construction materials, furniture and fixtures, and external labor costs.

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

Distributions from unconsolidated affiliates for the six months ended June 30, 2018 consisted of our $200 million share of a $400 million dividend paid by CityCenter in May 2018. Distributions from unconsolidated affiliates for the six months ended June 30, 2017 consisted of our $300 million share of a $600 million dividend paid by CityCenter in April 2017.

Financing activities. In the six months ended June 30, 2018, we borrowed net debt of $637 million which consisted of the issuance of $1.0 billion 5.750% senior notes due 2025 and $92 million of net borrowings on the MGM China credit facility. The issuance of debt was primarily offset by $327 million of scheduled amortization payments on the term loan facilities and $135 million of payments on our senior secured revolving credit facility. Additionally, we paid $65 million of debt issuance costs related to the amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018 and the issuance of the $1.0 billion 5.750% senior notes.

In the six months ended June 30, 2017, we borrowed net debt of $205 million which primarily consisted of draws on MGM China’s credit facility and amortization payments on the term loan facilities, and we paid $5 million of debt issuance costs related to the amendments to the MGM China and MGP credit facilities.

We repurchased approximately 29 million shares for an aggregate amount of $957 million during the six months ended June 30, 2018.

As discussed further below, we paid dividends to common shareholders and made distributions to noncontrolling interests in each of 2018 and 2017.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At June 30, 2018, we had $13.6 billion in principal amount of indebtedness, including $231 million of borrowings outstanding under our $1.5 billion senior secured credit facility, $2.1 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $2.1 billion outstanding under the $3.0 billion MGM China credit facility. We have an estimated $791 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through June 30, 2018 and we expect to make capital investments as described below during the remainder of 2018.

•	Approximately $290 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM Springfield;
•	Approximately $270 million on the MGM Cotai project, excluding capitalized interest;
•	Approximately $200 million on the MGM Springfield project, excluding capitalized interest and land-related costs; and
•	Approximately $35 million in other capital improvements at MGM China.

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

MGM Resorts International stock repurchase program. In May 2018, our Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. Under each stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated agreements. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Repurchased shares are retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.7 billion as of June 30, 2018.

MGM Resorts International dividends. During the six months ended June 30, 2018 we paid dividends each quarter of $0.12 per share, totaling $133 million for the period. On August 2, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on September 14, 2018 to holders of record on September 10, 2018. Our intention is to pay a comparable quarterly dividend in each quarter of 2018, subject to our operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at our subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. During the six months ended June 30, 2017, we paid dividends each quarter of $0.11 per share, totaling $126 million for the period.

Operating Partnership distributions and MGP dividends. The Operating Partnership paid the following distributions to its partnership unit holders during the six months ended June 30, 2018 and 2017:

•	$112 million distribution paid in April 2018, of which the Company received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$112 million distribution paid in January 2018, of which the Company received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$94 million distribution paid in April 2017, of which the Company received $72 million and MGP received $22 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$94 million distribution paid in March 2017, of which the Company received $72 million and MGP received $22 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Additionally, the Operating Partnership paid a $114 million distribution in July 2018, of which the Company received $84 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders.

MGM China dividends. In June 2018, MGM China paid the 2017 final dividend of $47 million, of which the Company received $26 million and noncontrolling interests received $21 million. In June 2017, MGM China paid the 2016 final dividend of $78 million, of which the Company received $44 million and noncontrolling interests received $34 million.

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

As of June 30, 2018, variable rate borrowings represented approximately 23% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(In millions)
Fixed-rate	$—	$850	$1,500	$1,250	$1,000	$4,651	$9,251	$9,435
Average interest rate	N/A	8.6%	6.3%	6.6%	7.8%	5.4%	6.3%
Variable rate	$214	$432	$435	$623	$720	$1,971	$4,395	$4,363
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.1%	4.3%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of June 30, 2018, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $21 million.

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•	our ability to sustain continuous improvement efforts and achieve anticipated results;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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
•

the potential failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, such as the Empire City acquisition, or to divest some of our properties and other assets;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. We and/or certain of our subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that we and/or certain of our subsidiaries were negligent. We have also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, we have removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and we anticipate that there may be additional motions to remand filed in the future. We have also initiated declaratory relief actions against individuals who had sued or stated an intent to sue in federal courts in various districts. Additional lawsuits related to this incident may be filed in the future.

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

Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on us.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those factors previously disclosed in our 2017 Annual Report on Form 10-K, except as discussed below.

Risks Related to Our Business

          We may not be able to sustain our continuous improvement efforts. We have initiatives for sustained growth and margin enhancement which are focused on improving our data and digital technology, pricing strategy, and our guests’ experience to increase cash flow and improve margins. While we believe these initiatives will result in financial benefit, our optimization efforts may fail to achieve expected results or we may not be able to sustain our historic efforts to produce continuous improvements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2018:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
April 1, 2018 — April 30, 2018	–	$–	–	$310,100
May 1, 2018 — May 31, 2018	9,880,547	$31.38	9,880,547	$2,000,000
June 1, 2018 — June 30, 2018	9,123,401	$31.21	9,123,401	$1,715,232

On May 10, 2018, the Company announced that its Board of Directors had adopted a $2.0 billion stock repurchase program, and that the previously announced $1.0 billion stock repurchase program had been completed. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in the open market or in privately negotiated agreements. Repurchases under the program may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended June 30, 2018 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.	Exhibits

4.1

Sixth Supplemental Indenture, dated June 18, 2018, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 18, 2018).

4.2	Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP.
10.1

Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on June 18, 2018).

10.2

Fifth Supplemental Agreement, dated June 15, 2018, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., and certain Lenders and Arrangers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 18, 2018).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 3, 2018	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)