Form 10-Q
period 2018-09-30
MGM Resorts International
filed 2018-11-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):   Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2018
Common Stock, $.01 par value	527,197,958 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,302,677	$1,499,995
Accounts receivable, net	546,646	542,273
Inventories	104,438	102,292
Income tax receivable	19,552	42,551
Prepaid expenses and other	234,711	189,244
Total current assets	2,208,024	2,376,355

Property and equipment, net	20,733,381	19,635,459

Other assets
Investments in and advances to unconsolidated affiliates	666,210	1,033,297
Goodwill	1,822,009	1,806,531
Other intangible assets, net	3,991,963	3,877,960
Other long-term assets, net	551,928	430,440
Total other assets	7,032,110	7,148,228
	$29,973,515	$29,160,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$301,008	$255,028
Construction payable	372,744	474,807
Current portion of long-term debt, net	—	158,042
Accrued interest on long-term debt	142,774	135,785
Other accrued liabilities	2,161,064	2,114,635
Total current liabilities	2,977,590	3,138,297

Deferred income taxes, net	1,241,036	1,295,375
Long-term debt, net	14,663,972	12,751,052
Other long-term obligations	251,399	284,416
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	93,339	79,778
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 531,937,096 and 566,275,789 shares	5,319	5,663
Capital in excess of par value	4,251,702	5,357,709
Retained earnings	2,510,103	2,217,299
Accumulated other comprehensive income (loss)	6,234	(3,610)
Total MGM Resorts International stockholders' equity	6,773,358	7,577,061
Noncontrolling interests	3,972,821	4,034,063
Total stockholders' equity	10,746,179	11,611,124
	$29,973,515	$29,160,042

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Casino	$1,465,380	$1,283,049	$4,191,910	$3,727,281
Rooms	566,319	572,994	1,669,670	1,673,561
Food and beverage	520,773	503,623	1,470,992	1,458,057
Entertainment, retail and other	370,150	368,128	1,063,142	1,039,087
Reimbursed costs	106,680	102,381	314,520	301,888
	3,029,302	2,830,175	8,710,234	8,199,874
Expenses
Casino	819,334	674,959	2,323,514	1,969,255
Rooms	206,406	192,663	598,432	568,448
Food and beverage	391,091	373,956	1,121,465	1,090,129
Entertainment, retail and other	263,915	254,113	734,119	721,338
Reimbursed costs	106,680	102,381	314,520	301,888
General and administrative	463,417	402,023	1,319,760	1,145,160
Corporate expense	98,089	88,506	301,036	241,086
Preopening and start-up expenses	46,890	29,349	132,884	65,508
Property transactions, net	(42,400)	7,711	(19,532)	22,650
NV Energy exit expense	—	—	—	(40,629)
Depreciation and amortization	300,472	249,600	865,502	744,123
	2,653,894	2,375,261	7,691,700	6,828,956
Income from unconsolidated affiliates	35,495	37,790	115,201	118,195
Operating income	410,903	492,704	1,133,735	1,489,113
Non-operating income (expense)
Interest expense, net of amounts capitalized	(205,573)	(163,287)	(554,975)	(511,404)
Non-operating items from unconsolidated affiliates	(11,583)	(8,825)	(31,661)	(26,302)
Other, net	(3,291)	(30,138)	(11,588)	(31,706)
	(220,447)	(202,250)	(598,224)	(569,412)
Income before income taxes	190,456	290,454	535,511	919,701
Benefit (provision) for income taxes	(19,046)	(114,710)	42,623	(250,510)
Net income	171,410	175,744	578,134	669,191
Less: Net income attributable to noncontrolling interests	(28,532)	(27,381)	(88,035)	(104,552)
Net income attributable to MGM Resorts International	$142,878	$148,363	$490,099	$564,639
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.26	$0.26	$0.87	$0.98
Diluted	$0.26	$0.26	$0.86	$0.97
Weighted average common shares outstanding
Basic	535,130	573,527	549,418	574,262
Diluted	540,396	580,676	555,521	580,941
Dividends declared per common share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$171,410	$175,744	$578,134	$669,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,210	(3,004)	(10,542)	(41,313)
Unrealized gain (loss) on cash flow hedges	4,028	1,316	23,219	(2,641)
Other comprehensive income (loss)	16,238	(1,688)	12,677	(43,954)
Comprehensive income	187,648	174,056	590,811	625,237
Less: Comprehensive income attributable to noncontrolling interests	(35,299)	(26,495)	(90,868)	(85,600)
Comprehensive income attributable to MGM Resorts International	$152,349	$147,561	$499,943	$539,637

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$578,134	$669,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	865,502	744,123
Amortization of debt discounts, premiums and issuance costs	30,713	25,931
Loss on retirement of long-term debt	2,193	31,345
Provision for doubtful accounts	32,651	13,764
Stock-based compensation	51,010	46,306
Property transactions, net	(19,532)	22,650
Income from unconsolidated affiliates	(80,219)	(91,893)
Distributions from unconsolidated affiliates	11,563	10,450
Deferred income taxes	(58,762)	94,630
Change in operating assets and liabilities:
Accounts receivable	(31,791)	13,951
Inventories	(1,457)	(3,598)
Income taxes receivable and payable, net	22,997	(4,639)
Prepaid expenses and other	(46,690)	(50,253)
Prepaid Cotai land concession premium	5,158	(9,492)
Accounts payable and accrued liabilities	50,550	5,887
Other	(16,554)	(6,444)
Net cash provided by operating activities	1,395,466	1,511,909
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,223,924)	(1,399,278)
Dispositions of property and equipment	575	371
Proceeds from sale of investment in unconsolidated affiliate	163,616	—
Acquisition of Northfield Park, net of cash acquired	(1,034,534)	—
Investments in unconsolidated affiliates	(2,503)	(5,921)
Distributions from unconsolidated affiliates in excess of cumulative earnings	320,287	300,000
Other	(22,209)	(21,786)
Net cash used in investing activities	(1,798,692)	(1,126,614)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	778,101	618,734
Issuance of long-term debt	1,000,000	350,000
Debt issuance costs	(64,808)	(9,760)
Issuance of MGM Growth Properties Class A shares in public offering	—	404,685
MGM Growth Properties Class A share issurance costs	—	(17,137)
Dividends paid to common shareholders	(197,295)	(189,726)
Distributions to noncontrolling interest owners	(149,526)	(139,670)
Purchases of common stock	(1,133,334)	(327,500)
Retirement of debentures	(2,265)	(502,669)
Other	(23,476)	(28,937)
Net cash provided by financing activities	207,397	158,020
Effect of exchange rate on cash	(1,489)	(3,208)
Cash and cash equivalents
Net increase (decrease) for the period	(197,318)	540,107
Balance, beginning of period	1,499,995	1,446,581
Balance, end of period	$1,302,677	$1,986,688
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$516,868	$522,851
Federal, state and foreign income taxes paid (received), net of refunds	(8,220)	158,537

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2018	566,276	$5,663	$5,357,709	$2,217,299	$(3,610)	$7,577,061	$4,034,063	$11,611,124
Net income	—	—	—	223,444	—	223,444	40,740	264,184
Currency translation adjustment	—	—	—	—	(13,368)	(13,368)	(10,784)	(24,152)
Other comprehensive income - cash flow hedges	—	—	—	—	9,498	9,498	4,358	13,856
Stock-based compensation	—	—	14,742	—	—	14,742	1,375	16,117
Issuance of common stock pursuant to stock-based compensation awards	493	5	(8,300)	—	—	(8,295)	—	(8,295)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(9,791)	(9,791)
Dividends paid to common shareholders	—	—	—	(67,999)	—	(67,999)	—	(67,999)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(10,000)	(100)	(362,300)	—	—	(362,400)	—	(362,400)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,598)	—	—	(4,598)	—	(4,598)
Other	—	—	(904)	—	—	(904)	(710)	(1,614)
Balances, March 31, 2018	556,769	5,568	4,999,958	2,372,744	(7,480)	7,370,790	4,029,581	11,400,371
Net income	—	—	—	123,777	—	123,777	14,344	138,121
Currency translation adjustment	—	—	—	—	583	583	817	1,400
Other comprehensive income - cash flow hedges	—	—	—	—	3,660	3,660	1,675	5,335
Stock-based compensation	—	—	16,430	—	—	16,430	1,377	17,807
Issuance of common stock pursuant to stock-based compensation awards	102	1	(1,096)	—	—	(1,095)	—	(1,095)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(24,287)	(24,287)
Dividends paid to common shareholders	—	—	—	(65,335)	—	(65,335)	—	(65,335)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(30,492)	(30,492)
Repurchase of common stock	(19,004)	(190)	(594,674)	—	—	(594,864)	—	(594,864)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(5,986)	—	—	(5,986)	—	(5,986)
Other	—	—	(818)	—	—	(818)	(216)	(1,034)
Balances, June 30, 2018	537,867	5,379	4,413,814	2,431,186	(3,237)	6,847,142	3,992,799	10,839,941
Net income	—	—	—	142,878	—	142,878	26,316	169,194
Currency translation adjustment	—	—	—	—	6,706	6,706	5,504	12,210
Other comprehensive income - cash flow hedges	—	—	—	—	2,765	2,765	1,263	4,028
Stock-based compensation	—	—	15,916	—	—	15,916	1,190	17,106
Issuance of common stock pursuant to stock-based compensation awards	173	1	(2,203)	—	—	(2,202)	—	(2,202)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(17,618)	(17,618)
Dividends paid to common shareholders	—	—	—	(63,961)	—	(63,961)	—	(63,961)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(31,024)	(31,024)
Repurchase of common stock	(6,103)	(61)	(176,009)	—	—	(176,070)	—	(176,070)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,155)	—	—	(4,155)	—	(4,155)
Other	—	—	4,339	—	—	4,339	(5,609)	(1,270)
Balances, September 30, 2018	531,937	$5,319	$4,251,702	$2,510,103	$6,234	$6,773,358	$3,972,821	$10,746,179

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2017	574,124	$5,741	$5,653,575	$518,456	$15,053	$6,192,825	$3,749,132	$9,941,957
Net income	—	—	—	206,412	—	206,412	44,042	250,454
Currency translation adjustment	—	—	—	—	(7,352)	(7,352)	(5,581)	(12,933)
Other comprehensive loss - cash flow hedges	—	—	—	—	(484)	(484)	(150)	(634)
Stock-based compensation	—	—	14,946	—	—	14,946	1,020	15,966
Issuance of common stock pursuant to stock-based compensation awards	342	4	(4,078)	—	—	(4,074)	—	(4,074)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,044)	(2,044)
Dividends paid to common shareholders	—	—	—	(63,182)	—	(63,182)	—	(63,182)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(22,281)	(22,281)
Issuance of performance share units	—	—	9,648	—	—	9,648	95	9,743
Other	—	—	(34)	—	—	(34)	(11)	(45)
Balances, March 31, 2017	574,466	5,745	5,674,057	661,686	7,217	6,348,705	3,764,222	10,112,927
Net income	—	—	—	209,864	—	209,864	29,446	239,310
Currency translation adjustment	—	—	—	—	(14,018)	(14,018)	(11,358)	(25,376)
Other comprehensive loss - cash flow hedges	—	—	—	—	(2,347)	(2,347)	(976)	(3,323)
Stock-based compensation	—	—	13,787	—	—	13,787	1,226	15,013
Issuance of common stock pursuant to stock-based compensation awards	543	5	(7,630)	—	—	(7,625)	—	(7,625)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(42,822)	(42,822)
Dividends paid to common shareholders	—	—	—	(63,247)	—	(63,247)	—	(63,247)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(22,777)	(22,777)
Other	—	—	(2,248)	—	—	(2,248)	2,628	380
Balances, June 30, 2017	575,009	5,750	5,677,966	808,303	(9,148)	6,482,871	3,719,589	10,202,460
Net income	—	—	—	148,363	—	148,363	25,413	173,776
Currency translation adjustment	—	—	—	—	(1,635)	(1,635)	(1,369)	(3,004)
Other comprehensive loss - cash flow hedges	—	—	—	—	834	834	482	1,316
Stock-based compensation	—	—	13,981	—	—	13,981	1,366	15,347
Issuance of common stock pursuant to stock-based compensation awards	485	5	(8,658)	—	—	(8,653)	—	(8,653)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(27,029)	(27,029)
Dividends paid to common shareholders	—	—	—	(63,298)	—	(63,298)	—	(63,298)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(28,004)	(28,004)
Repurchase of common stock	(10,000)	(100)	(327,400)	—	—	(327,500)	—	(327,500)
MGP Class A share issuance	—	—	35,029	—	109	35,138	326,484	361,622
Other	—	—	(847)	—	—	(847)	(735)	(1,582)
Balances, September 30, 2017	565,494	$5,655	$5,390,071	$893,368	$(9,840)	$6,279,254	$4,016,197	$10,295,451

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts, which opened on August 24, 2018. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. The Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), its subsidiary. MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. As of September 30, 2018, the Company owned 73.3% of the Operating Partnership units and MGP held the remaining 26.7% of the Operating Partnership units.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord.

On July 6, 2018, MGP completed its previously announced acquisition of the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park from Milstein Entertainment LLC. Simultaneously with the close of the transaction, MGP entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. to continue to serve as the manager of the property. Refer to Note 3 for additional information.

On September 18, 2018, the Company entered into an agreement with MGP to acquire all of the operating assets of Northfield from MGP. Northfield will be added to the existing master lease between the Company and MGP. The transaction is expected to close in the first half of 2019, subject to customary closing conditions and regulatory approvals. Refer to Note 3 for additional information.

On May 28, 2018, the Company entered into an agreement to acquire the real property and operations associated with the Empire City Casino's race track and casino ("Empire City"). The Company also entered into a definitive agreement with MGP whereby MGP will acquire the developed real property associated with Empire City from the Company. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions. Refer to Note 3 for additional information.

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

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Park MGM. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. On August 30, 2018, a subsidiary of CityCenter completed the previously announced sale of the Mandarin Oriental Las Vegas and adjacent retail parcels. See Note 4 for additional information related to CityCenter.

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

On August 7, 2018, the Company, along with its joint venture partner, completed the previously announced sale of its 50% interest in Grand Victoria, a riverboat casino in Elgin, Illinois. See Note 4 for additional information regarding the Company’s investment in Grand Victoria.

The Company has two reportable segments: domestic resorts and MGM China. See Note 10 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 26.7% as of September 30, 2018 as noncontrolling interest in the Company’s consolidated financial statements. As of September 30, 2018 and December 31, 2017, on a consolidated basis, MGP had total assets of $11.0 billion and $10.4 billion, respectively, primarily related to its real estate investments, and total liabilities of $5.1 billion and $4.3 billion, respectively, primarily related to its indebtedness.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains and losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of September 30, 2018 and December 31, 2017, the Company had accrued $35 million and $28 million, respectively, for property and equipment within accounts payable, and $2 million and $34 million, respectively, related to construction retention within other long-term liabilities.

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

For casino wager transactions that include other goods and services provided by the Company to gaming patrons on a discretionary basis to incentivize gaming, the Company allocates revenue from the casino wager transaction to the good or service delivered based upon stand-alone selling price (“SSP”). Discretionary goods and services provided by the Company and supplied by third parties are recognized as an operating expense.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and nine months ended September 30, 2018, commissions and incentives provided to gaming customers were $594 million and $1.7 billion, respectively. During the three and nine months ended September 30, 2017, commissions and incentives provided to gaming customers were $535 million and $1.5 billion, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such goods and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food & beverage and retail & other contracts. Sales and usage-based taxes are excluded from revenues. For some arrangements, the Company acts as an agent in that it arranges for another party to transfer goods and services, which primarily include certain of the Company’s entertainment shows as well as customer rooms arranged by online travel agents.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2018	2017	2018	2017	2018	2017
	(in thousands)
Balance at January 1	$597,753	$227,538	$91,119	$88,379	$539,626	$437,287
Balance at September 30	550,041	317,572	105,421	91,967	563,244	429,710
Increase / (decrease)	$(47,712)	$90,034	$14,302	$3,588	$23,618	$(7,577)

Reimbursed costs. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs relate primarily to the Company’s management of CityCenter.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10. Lease revenues earned by the Company from third-parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and nine months ended September 30, 2018, lease revenues include $14 million and $39 million recorded within food and beverage revenue, respectively, and $22 million and $65 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and nine months ended September 30, 2017, lease revenues include $14 million and $40 million recorded within food and beverage revenue, respectively, and $20 million and $59 million recorded within entertainment, retail, and other revenue for the same such periods, respectively.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers (Topic 606)”, (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services.

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

•

Gross versus Net Presentation: Mandatory service charges on food and beverage and wide area progressive operator fees are recorded gross, that is, the amount received from the customer has been recorded as revenue with the corresponding amount paid as an expense. These changes resulted in an increase in revenue with a corresponding increase in expense; and

•

Estimated Cost of Promotional Allowances: The Company no longer reclassifies the estimated cost of complimentaries provided to the gaming patron from other expense line items to the casino expense line item. This change resulted in a reclassification between expense line items.

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
	(in thousands)
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

In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases”, (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. The Company will adopt ASC 842 on January 1, 2019 utilizing the simplified transition method. The Company has established a global cross-functional implementation team to evaluate the impact of the new standard and is in the process of executing the implementation plan, which includes performing an assessment of its existing leasing arrangements. The Company currently expects that the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases that exist at the Company on the date of adoption. The Company further expects the accounting for lease agreements where the Company is a lessor to be accounted for in the same manner as those agreements are accounted for under ASC 840.

In January 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” (“ASU 2016-15”). ASU 2016-15 amends the guidance of ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” (“ASU 2018-05”). ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under Topic 740 within a one-year measurement period from the Tax Act enactment date, which occurred in the financial statements for the year ended December 31, 2017. The Company continues to evaluate the tax effects of the Tax Act (see Note 6) and expects to finalize its provisional amounts in the fourth quarter of 2018.

NOTE 3 — ACQUISITIONS

Northfield Acquisition. As discussed in Note 1, on July 6, 2018, MGP completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion (“Northfield Acquisition”). MGP funded the acquisition through a $200 million draw on the Operating Partnership’s term loan A and a $655 million draw under the Operating Partnership’s revolving credit facility, with the remainder of the purchase price paid with cash on hand. The acquisition will expand MGP’s real estate assets and diversify MGP’s geographic reach.

MGP recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using both level 2 inputs, which are observable inputs for similar assets, and level 3 inputs, which are unobservable inputs. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Property and equipment used in operations	$792,807
Cash and cash equivalents	35,831
Gaming license	228,000
Customer list	25,000
Goodwill	17,915
Other assets	9,598
Other liabilities	(38,786)
$1,070,365

As discussed above, MGP recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

MGP recognized an indefinite-lived intangible asset for the gaming license acquired in the Northfield Acquisition and recognized an intangible asset related to Northfield’s customer list, which is amortized on a straight-line basis over its estimated useful life of seven years.

Consolidated results. For the period from July 6, 2018 through September 30, 2018, Northfield’s net revenue was $66 million, operating income was $17 million and net income was $15 million.

Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

Purchase of Northfield operations from MGP. On September 18, 2018, the Company entered into an agreement with MGP to acquire all of the operating assets of Northfield (“Northfield OpCo”) from MGP for approximately $275 million, subject to customary purchase price adjustments. The real estate assets of Northfield will be leased to the Company pursuant to an amendment to the existing master lease between the tenant and the landlord, increasing the annual rent payment to MGP by $60 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90 percent of this rent will be fixed and contractually grow at 2 percent per year until 2022. The transaction is expected to close in the first half of 2019, subject to regulatory approvals and other customary closing conditions. The transaction will be an intercompany transaction and, accordingly, the effect will be eliminated in the Company’s consolidated financial statements.

Empire City Acquisition. On May 28, 2018, the Company entered into an agreement to acquire the real property and operations associated with the Empire City Casino's race track and casino ("Empire City") for total consideration of $850 million, subject to customary working capital and other adjustments, including the assumption of debt, the issuance of approximately $260 million of the Company’s common stock, and the remaining balance in cash (“Empire City Acquisition”). If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million.

The Company and MGP have also entered into a definitive agreement whereby MGP will acquire the developed real property associated with Empire City from the Company for total consideration of approximately $625 million, which will include the assumption of debt by MGP, with the balance through the issuance of operating partnership units to the Company. The real estate assets of Empire City will be leased to the Company pursuant to an amendment to the existing master lease between the Company and MGP, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90 percent of this rent will be fixed and contractually grow at 2 percent per year until 2022.  In addition, pursuant to the master lease, the Company will provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that the Company develops additional gaming facilities and chooses to sell or transfer the property in the future. The transactions are expected to close in the first quarter of 2019, subject to regulatory approvals and other customary closing conditions.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$573,885	$808,220
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50% at December 31, 2017)	—	124,342
Las Vegas Arena Company, LLC (42.5%)	72,450	76,619
Other	19,875	24,116
	$666,210	$1,033,297

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Income from unconsolidated affiliates	$35,495	$37,790	$115,201	$118,195
Preopening and start-up expenses	—	—	(3,321)	—
Non-operating items from unconsolidated affiliates	(11,583)	(8,825)	(31,661)	(26,302)
	$23,912	$28,965	$80,219	$91,893

Mandarin Oriental. On August 30, 2018, CityCenter closed the sale of the Mandarin Oriental Las Vegas (“Mandarin Oriental”) and adjacent retail parcels for approximately $214 million. During the three and nine months ended September 30, 2018, CityCenter recognized a loss on sale of the Mandarin Oriental of $6 million and $133 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized a $12 million gain on sale related to the reversal of basis differences in excess of its share of the loss recorded by CityCenter, which is recorded within “Income from unconsolidated affiliates”.

CityCenter distributions. In September 2018, CityCenter paid a $225 million dividend, of which the Company received its 50% share, or approximately $113 million and in May 2018, CityCenter paid a $400 million dividend, of which the Company received its 50% share, or $200 million. In April 2017, CityCenter paid a $600 million dividend, of which the Company received its 50% share, or $300 million.

CityCenter credit facility. In May 2018, CityCenter repriced its term loan B facility to LIBOR plus 2.25% representing a 25 basis point decrease from the prior rate. All other material provisions of the existing credit facility remain unchanged. Concurrently, CityCenter completed the execution of a $200 million incremental term loan which has the same terms as its existing term loan B facility.

Grand Victoria sale. On August 7, 2018, the Company, along with its joint venture partner, completed the sale of Grand Victoria, of which a subsidiary of the Company owned a 50% interest for $328 million in cash. The Company recorded a gain of $45 million related to the sale, which is recorded within “Property transactions, net”.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Senior credit facility	$228,125	$372,500
Operating Partnership senior credit facility	2,838,750	2,091,375
MGM China credit facility	2,472,999	2,301,584
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$1,000 million 5.75% senior notes, due 2025	1,000,000	—
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	—	2,265
	14,790,426	13,018,276
Less: Premiums, discounts, and unamortized debt issuance costs, net	(126,454)	(109,182)
	14,663,972	12,909,094
Less: Current portion of long-term debt, net	—	(158,042)
	$14,663,972	$12,751,052

Debt due within one year of the September 30, 2018 and December 31, 2017 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $158 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current at December 31, 2017.

Senior credit facility. At September 30, 2018, the Company’s senior credit facility consisted of a $228 million term loan A facility and a $1.25 billion revolving facility. The Company permanently repaid $3 million and $9 million of the term loan A facility in the three and nine months ended September 30, 2018, respectively, in accordance with the scheduled amortization. At September 30, 2018, the interest rate on the term loan A was 4.74%. At September 30, 2018, no amounts were drawn on the revolving credit facility. The Company was in compliance with its credit facility covenants at September 30, 2018.

Operating Partnership senior credit facility. At September 30, 2018, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.80 billion term loan B facility, and a $1.35 billion revolving credit facility. In March 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, effective in August 2018. In June 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.35 billion, provide for a $200 million increase on the term loan A facility, and extend the maturity of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. In addition, the term loan A facility’s repayment will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date. The Operating Partnership permanently repaid $0 and $4 million of the term loan A facility in the three and nine months ended September 30, 2018, respectively, in accordance with the scheduled amortization, and the Operating Partnership permanently repaid $5 million and $14 million of the term loan B facility in the three and nine months ended September 30, 2018, respectively, in accordance with the scheduled amortization. At September 30, 2018, $565 million was drawn on the revolving credit facility. At September 30, 2018, the interest rate on the term loan A facility was 4.49%, the interest rate on the term loan B facility was 4.24%, and the interest rate on the revolving credit facility was 4.37%. The Operating Partnership was in compliance with its credit facility covenants at September 30, 2018.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of September 30, 2018, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. The fair values of the interest rate swaps were $38 million and $11 million as of September 30, 2018 and December 31, 2017, respectively. The interest rate swaps were valued in a net unrealized gain position and were recorded in “Other long-term assets, net” in the accompanying consolidated balance sheets.

MGM China credit facility. At September 30, 2018, the MGM China credit facility consisted of $1.9 billion of term loans and a $1.0 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus 1.375% to 2.50%, as determined by MGM China’s leverage ratio. On June 15, 2018, MGM China amended and restated its credit facility for a reduction in the total revolving credit commitments of $450 million to $1.0 billion and an increase in the total term loan commitments of $450 million to $2.0 billion (the aggregate amount of commitments remains unchanged). The final maturity date was also extended to June 2022, but no revolving credit loans or term loans shall remain outstanding after, and no revolving credit or term loan commitments shall be available after, March 31, 2022. Quarterly principal amortization payments of the term loan facilities were amended to be 5% of the original principal amount beginning in September 2018 through December 2021, with the remaining balance due in March 2022. The maximum total leverage ratio was amended to 5.50 to 1.00 at September 30, 2018, declining to 5.00 to 1.00 at December 31, 2018, and 4.50 to 1.00 at March 31, 2019 and thereafter. MGM China permanently repaid $100 million and $408 million of the term loan facilities in the three and nine months ended September 30, 2018, respectively, in accordance with the scheduled amortization. At September 30, 2018, $580 million was drawn on the revolving credit facility. At September 30, 2018, the interest rates on the term loans was 4.48% and the revolving credit facility were 4.29%. MGM China was in compliance with its credit facility covenants at September 30, 2018.

Senior Notes. In June 2018, the Company issued $1.0 billion in aggregate principal amount of 5.750% senior notes due 2025 for net proceeds of $986 million.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $15.0 billion and $13.6 billion at September 30, 2018 and December 31, 2017, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 10.0% and a benefit of 8.0% for the three and nine months ended September 30, 2018, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The nine months ended September 30, 2018 included a $72 million non-cash income tax benefit measurement period adjustment under SAB118 that was recorded during the first quarter for the tax effect of the Tax Act based upon additional information gathered and evaluated during the period. The adjustment primarily resulted from global intangible low-taxed income (“GILTI”) foreign tax credits (“FTCs”) treated as general basket income rather than GILTI basket income. Unless the Tax Act is amended or regulatory guidance is issued treating this income as GILTI basket income, the Company believes that it will utilize a greater amount of its existing FTCs during their 10-year carryforward period and has provided additional tax benefit accordingly. This additional tax benefit could be reversed in a future period should such guidance be issued, resulting in an increase in provision for income taxes in such period.

While no measurement period adjustments were recorded during the three months ended September 30, 2018, the Company continues to evaluate the impact of the Tax Act and may adjust provisional amounts in future periods as it gathers additional information and evaluates any future regulatory or other guidance on items that may impact the FTC benefit, including, but not limited to, the treatment of income resulting from GILTI FTCs described above and allocations of interest and other expenses among active, exempt and GILTI foreign source income.

MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. On March 15, 2018, MGM Grand Paradise executed an extension of the annual fee arrangement, which covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. It requires annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. The Company reversed the $41 million of deferred taxes previously recorded on 2017 earnings, resulting in a reduction in provision for income taxes during the nine months ended September 30, 2018, partially offset by the 2017 annual payment amount.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. The Company has also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, the Company has removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and the Company anticipates that there may be additional motions to remand filed in the future. The Company has also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future. The Company is meeting and conferring with lead plaintiffs’ counsel concerning possible mediation and resolution of these matters, and while those discussions are occurring, the parties have filed stipulations asking the courts to stay the litigation.

The Company is currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against these lawsuits and ultimately believes it should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. In the event the Company incurs any liability, the Company believes it is unlikely it would incur losses in connection with these claims in excess of its insurance coverage. The insurance carriers have not expressed a reservation of rights or coverage defense that affects the Company’s evaluation of potential losses in connection with these claims. In addition, the Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

T-Mobile Arena senior credit facility. The Company is party to a repayment guarantee for the term loan B facility under the Las Vegas Arena Company’s senior credit facility. As of September 30, 2018, the term loan B was $50 million. As of September 30, 2018, the Company does not believe it is probable that it will need to perform on the guarantee.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At September 30, 2018, $13 million in letters of credit were outstanding under the Company’s senior credit facility. No amounts were outstanding under the Operating Partnership’s senior credit facility or MGM China’s credit facility at September 30, 2018. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$142,878	$148,363	$490,099	$564,639
Adjustment related to redeemable noncontrolling interests	(4,155)	(28)	(14,739)	(83)
Net income available to common stockholders - basic	138,723	148,335	475,360	564,556
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(43)	(42)	(179)	(175)
Net income attributable to common stockholders - diluted	$138,680	$148,293	$475,181	$564,381
Denominator:
Weighted-average common shares outstanding - basic	535,130	573,527	549,418	574,262
Potential dilution from share-based awards	5,266	7,149	6,103	6,679
Weighted-average common and common equivalent shares - diluted	540,396	580,676	555,521	580,941
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,432	1,989	1,681	2,424

NOTE 9 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. The Company paid the following dividends during the nine months ended September 30, 2018 and 2017:

•	$64 million quarterly dividend in September 2018, or $0.12 per share;

•	$65 million quarterly dividend in June 2018, or $0.12 per share;

•	$68 million quarterly dividend in March 2018, or $0.12 per share; and

•	$63 million quarterly dividend in each of March, June and September 2017, or $0.11 per share.

Additionally, on October 30, 2018 the Company’s Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on December 14, 2018 to holders of record on December 10, 2018.

MGM Resorts International stock repurchase program. In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. Under each stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended September 30, 2018, the Company repurchased approximately 6 million shares at an average price of $28.87 per share for an aggregate amount of $176 million. During the nine months ended September 30, 2018, the Company repurchased approximately 35 million shares at an average price of $32.29 for an aggregate amount of $1.1 billion. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.5 billion as of September 30, 2018.

Subsequent to the quarter ended September 30, 2018, the Company repurchased approximately 6 million shares of its common stock at an average price of $25.13 per share for an aggregate amount of $150 million. Repurchased shares will be retired.

During the three and nine months ended September 30, 2017, the Company repurchased 10 million at $32.75 per share for an aggregate amount of $328 million. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency
	Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balance, January 1, 2018	$(11,450)	$6,668	$1,172	$(3,610)
Other comprehensive income (loss) before reclassifications	(10,542)	23,088	—	12,546
Amounts reclassified from accumulated other comprehensive income to interest expense	—	131	—	131
Other comprehensive income (loss), net of tax	(10,542)	23,219	—	12,677
Less: Other comprehensive (income) loss attributable to noncontrolling interest	4,463	(7,296)	—	(2,833)
Balance, September 30, 2018	$(17,529)	$22,591	$1,172	$6,234

NOTE 10 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments: domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates, MGP’s Northfield casino, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

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

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue
Domestic resorts
Casino	$871,974	$867,526	$2,546,069	$2,463,904
Rooms	533,629	559,509	1,586,144	1,633,481
Food and beverage	482,776	491,627	1,384,113	1,423,206
Entertainment, retail and other	343,088	348,319	976,816	973,743
	2,231,467	2,266,981	6,493,142	6,494,334
MGM China
Casino	536,650	414,235	1,584,140	1,260,382
Rooms	32,690	13,484	83,526	40,080
Food and beverage	31,606	11,997	80,447	34,851
Entertainment, retail and other	5,068	2,349	15,112	6,079
	606,014	442,065	1,763,225	1,341,392
Reportable segment net revenues	2,837,481	2,709,046	8,256,367	7,835,726
Corporate and other	191,821	121,129	453,867	364,148
	$3,029,302	$2,830,175	$8,710,234	$8,199,874
Adjusted Property EBITDA
Domestic resorts	$626,948	$712,375	$1,869,035	$2,016,471
MGM China	130,046	121,116	401,672	385,219
Reportable segment Adjusted Property EBITDA	756,994	833,491	2,270,707	2,401,690

Other operating income (expense)
Corporate and other	(41,129)	(54,127)	(158,118)	(120,925)
NV Energy exit expense	—	—	—	40,629
Preopening and start-up expenses	(46,890)	(29,349)	(132,884)	(65,508)
Property transactions, net	42,400	(7,711)	19,532	(22,650)
Depreciation and amortization	(300,472)	(249,600)	(865,502)	(744,123)
Operating income	410,903	492,704	1,133,735	1,489,113
Non-operating income (expense)
Interest expense, net of amounts capitalized	(205,573)	(163,287)	(554,975)	(511,404)
Non-operating items from unconsolidated affiliates	(11,583)	(8,825)	(31,661)	(26,302)
Other, net	(3,291)	(30,138)	(11,588)	(31,706)
	(220,447)	(202,250)	(598,224)	(569,412)
Income before income taxes	190,456	290,454	535,511	919,701
Benefit (provision) for income taxes	(19,046)	(114,710)	42,623	(250,510)
Net income	171,410	175,744	578,134	669,191
Less: Net income attributable to noncontrolling interests	(28,532)	(27,381)	(88,035)	(104,552)
Net income attributable to MGM Resorts International	$142,878	$148,363	$490,099	$564,639

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions in connection with her ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd. of $4 million and $17 million during the three and nine months ended September 30, 2018, respectively, and $2 million and $13 million during the three and nine months ended September 30, 2017, respectively.

MGP

As described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord. In connection with the commencement of the third lease year on April 1, 2018, annual rent payments under the master lease increased to $770 million from $757 million. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of September 30, 2018.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2018, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$70,531	$1,012,704	$65,249	$1,065,314	$(5,774)	$2,208,024
Property and equipment, net	—	13,518,819	10,592,450	6,436,901	(9,814,789)	20,733,381
Investments in subsidiaries	22,171,696	3,408,952	—	—	(25,580,648)	—
Investments in the MGP Operating Partnership	—	3,486,529	—	843,219	(4,329,748)	—
Investments in and advances to unconsolidated affiliates	—	636,544	—	4,666	25,000	666,210
Intercompany accounts	—	6,991,345	—	—	(6,991,345)	—
Other non-current assets	58,703	972,334	366,521	5,011,749	(43,407)	6,365,900
	$22,300,930	$30,027,227	$11,024,220	$13,361,849	$(46,740,711)	$29,973,515
Current liabilities	$139,794	$1,480,122	$188,396	$1,398,040	$(228,762)	$2,977,590
Intercompany accounts	6,833,245	—	402	157,698	(6,991,345)	—
Deferred income taxes, net	981,445	—	31,392	259,591	(31,392)	1,241,036
Long-term debt, net	7,532,769	570	4,684,717	2,445,916	—	14,663,972
Other long-term obligations	40,319	7,225,214	204,110	2,251,797	(9,470,041)	251,399
Total liabilities	15,527,572	8,705,906	5,109,017	6,513,042	(16,721,540)	19,133,997
Redeemable noncontrolling interests	—	—	—	93,339	—	93,339
MGM Resorts International stockholders' equity	6,773,358	21,321,321	4,330,767	4,367,083	(30,019,171)	6,773,358
Noncontrolling interests	—	—	1,584,436	2,388,385	—	3,972,821
Total stockholders' equity	6,773,358	21,321,321	5,915,203	6,755,468	(30,019,171)	10,746,179
	$22,300,930	$30,027,227	$11,024,220	$13,361,849	$(46,740,711)	$29,973,515

	At December 31, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$78,909	$1,015,802	$266,627	$1,022,340	$(7,323)	$2,376,355
Property and equipment, net	—	13,521,221	10,021,938	6,125,722	(10,033,422)	19,635,459
Investments in subsidiaries	21,040,147	3,304,768	—	—	(24,344,915)	—
Investments in the MGP Operating Partnership	—	3,549,063	—	862,037	(4,411,100)	—
Investments in and advances to unconsolidated affiliates	—	1,002,903	—	5,394	25,000	1,033,297
Intercompany accounts	—	5,998,499	—	—	(5,998,499)	—
Other non-current assets	49,142	913,602	62,555	5,134,220	(44,588)	6,114,931
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042
Current liabilities	$153,159	$1,445,031	$144,537	$1,609,110	$(213,540)	$3,138,297
Intercompany accounts	5,783,578	—	962	213,959	(5,998,499)	—
Deferred income taxes, net	934,966	—	28,544	360,409	(28,544)	1,295,375
Long-term debt, net	6,682,574	2,835	3,934,628	2,131,015	—	12,751,052
Other long-term obligations	36,860	7,268,664	174,710	2,305,353	(9,501,171)	284,416
Total liabilities	13,591,137	8,716,530	4,283,381	6,619,846	(15,741,754)	17,469,140
Redeemable noncontrolling interests	—	—	—	79,778	—	79,778
MGM Resorts International stockholders' equity	7,577,061	20,589,328	4,443,089	4,040,676	(29,073,093)	7,577,061
Noncontrolling interests	—	—	1,624,650	2,409,413	—	4,034,063
Total stockholders' equity	7,577,061	20,589,328	6,067,739	6,450,089	(29,073,093)	11,611,124
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$1,966,842	$282,221	$996,987	$(216,748)	$3,029,302
Equity in subsidiaries' earnings	332,621	27,390	—	—	(360,011)	—
Expenses
Casino and hotel operations	2,602	1,122,145	43,331	629,205	(9,857)	1,787,426
General and administrative	2,417	323,253	23,481	127,980	(13,714)	463,417
Corporate expense	33,767	51,545	13,703	4,933	(5,859)	98,089
Preopening and start-up expenses	—	3,212	—	43,678	—	46,890
Property transactions, net	—	(42,345)	339	(55)	(339)	(42,400)
Depreciation and amortization	—	156,116	66,578	138,951	(61,173)	300,472
	38,786	1,613,926	147,432	944,692	(90,942)	2,653,894
Income (loss) from unconsolidated affiliates	—	35,925	—	(430)	—	35,495
Operating income	293,835	416,231	134,789	51,865	(485,817)	410,903
Interest expense, net of amounts capitalized	(125,234)	(95)	(58,743)	(21,501)	—	(205,573)
Other, net	16,179	(104,534)	(857)	(44,919)	119,257	(14,874)
Income (loss) before income taxes	184,780	311,602	75,189	(14,555)	(366,560)	190,456
Benefit (provision) for income taxes	(41,902)	—	(5,266)	26,033	2,089	(19,046)
Net income	142,878	311,602	69,923	11,478	(364,471)	171,410
Less: Net income attributable to noncontrolling interests	—	—	(19,484)	(9,048)	—	(28,532)
Net income attributable to MGM Resorts International	$142,878	$311,602	$50,439	$2,430	$(364,471)	$142,878
Net income	$142,878	$311,602	$69,923	$11,478	$(364,471)	$171,410
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,706	6,706	—	12,210	(13,412)	12,210
Unrealized gain on cash flow hedges	2,765	—	4,736	—	(3,473)	4,028
Other comprehensive income	9,471	6,706	4,736	12,210	(16,885)	16,238
Comprehensive income	152,349	318,308	74,659	23,688	(381,356)	187,648
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,747)	(14,552)	—	(35,299)
Comprehensive income attributable to MGM Resorts International	$152,349	$318,308	$53,912	$9,136	$(381,356)	$152,349

	Nine Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$5,794,029	$718,450	$2,851,316	$(653,561)	$8,710,234
Equity in subsidiaries' earnings	970,222	94,444	—	—	(1,064,666)	—
Expenses
Casino and hotel operations	7,879	3,267,036	43,331	1,784,245	(10,441)	5,092,050
General and administrative	7,175	949,762	73,199	353,056	(63,432)	1,319,760
Corporate expense	112,775	155,604	34,930	15,477	(17,750)	301,036
Preopening and start-up expenses	—	11,891	—	120,993	—	132,884
Property transactions, net	—	(20,120)	18,851	588	(18,851)	(19,532)
Depreciation and amortization	—	471,516	203,043	388,539	(197,596)	865,502
	127,829	4,835,689	373,354	2,662,898	(308,070)	7,691,700
Income (loss) from unconsolidated affiliates	—	115,851	—	(650)	—	115,201
Operating income	842,393	1,168,635	345,096	187,768	(1,410,157)	1,133,735
Interest expense, net of amounts capitalized	(350,323)	(388)	(157,249)	(47,015)	—	(554,975)
Other, net	47,307	(330,852)	(3,936)	(140,894)	385,126	(43,249)
Income (loss) before income taxes	539,377	837,395	183,911	(141)	(1,025,031)	535,511
Benefit (provision) for income taxes	(49,278)	—	(7,760)	97,572	2,089	42,623
Net income	490,099	837,395	176,151	97,431	(1,022,942)	578,134
Less: Net income attributable to noncontrolling interests	—	—	(48,460)	(39,575)	—	(88,035)
Net income attributable to MGM Resorts International	$490,099	$837,395	$127,691	$57,856	$(1,022,942)	$490,099
Net income	$490,099	$837,395	$176,151	$97,431	$(1,022,942)	$578,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,079)	(6,079)	—	(10,542)	12,158	(10,542)
Unrealized gain on cash flow hedges	15,923	—	27,372	—	(20,076)	23,219
Other comprehensive income (loss)	9,844	(6,079)	27,372	(10,542)	(7,918)	12,677
Comprehensive income	499,943	831,316	203,523	86,889	(1,030,860)	590,811
Less: Comprehensive income attributable to noncontrolling interests	—	—	(55,756)	(35,112)	—	(90,868)
Comprehensive income attributable to MGM Resorts International	$499,943	$831,316	$147,767	$51,777	$(1,030,860)	$499,943

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(338,197)	$945,295	$433,087	$355,281	$—	$1,395,466
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(540,289)	(795)	(682,840)	—	(1,223,924)
Dispositions of property and equipment	—	477	—	98	—	575
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616	—	—	—	163,616
Acquisition of Northfield Park, net of cash acquired	—	—	(1,034,534)	—	—	(1,034,534)
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	320,287	—	—	—	320,287
Intercompany accounts	—	(992,845)	—	—	992,845	—
Other	—	(13,416)	—	(8,793)	—	(22,209)
Net cash used in investing activities	—	(1,064,673)	(1,035,329)	(691,535)	992,845	(1,798,692)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(144,375)	—	747,375	175,101	—	778,101
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Debt issuance costs	(14,414)	—	(17,490)	(32,904)	—	(64,808)
Dividends paid to common shareholders	(197,295)	—	—	—	—	(197,295)
Distributions to noncontrolling interest owners	—	—	(90,045)	(59,481)	—	(149,526)
MGP dividends paid to consolidated subsidiaries	—	—	(247,820)	—	247,820	—
Purchases of common stock	(1,133,334)	—	—	—	—	(1,133,334)
Retirement of debentures	—	(2,265)	—	—	—	(2,265)
Intercompany accounts	859,461	124,252	—	256,952	(1,240,665)	—
Other	(11,594)	(5,714)	—	(6,168)	—	(23,476)
Net cash provided by financing activities	358,449	116,273	392,020	333,500	(992,845)	207,397
Effect of exchange rate on cash	—	—	—	(1,489)	—	(1,489)
Cash and cash equivalents
Net increase (decrease) for the period	20,252	(3,105)	(210,222)	(4,243)	—	(197,318)
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$47,122	$307,938	$49,500	$898,117	$—	$1,302,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$2,067,543	$182,798	$763,605	$(183,771)	$2,830,175
Equity in subsidiaries' earnings	417,895	33,317	—	—	(451,212)	—
Expenses
Casino and hotel operations	2,656	1,125,455	—	470,935	(974)	1,598,072
General and administrative	2,210	310,308	18,983	89,505	(18,983)	402,023
Corporate expense	31,352	53,287	4,113	(75)	(171)	88,506
Preopening and start-up expenses	—	1,856	—	27,493	—	29,349
Property transactions, net	—	6,855	1,662	(2,058)	1,252	7,711
Depreciation and amortization	—	163,880	68,662	85,720	(68,662)	249,600
	36,218	1,661,641	93,420	671,520	(87,538)	2,375,261
Income (loss) from unconsolidated affiliates	—	38,640	—	(850)	—	37,790
Operating income	381,677	477,859	89,378	91,235	(547,445)	492,704
Interest expense, net of amounts capitalized	(112,061)	(178)	(45,544)	(5,504)	—	(163,287)
Other, net	(16,170)	(59,478)	1,354	(19,931)	55,262	(38,963)
Income before income taxes	253,446	418,203	45,188	65,800	(492,183)	290,454
Provision for income taxes	(105,083)	—	(1,488)	(8,139)	—	(114,710)
Net income	148,363	418,203	43,700	57,661	(492,183)	175,744
Less: Net income attributable to noncontrolling interests	—	—	(11,025)	(16,356)	—	(27,381)
Net income attributable to MGM Resorts International	$148,363	$418,203	$32,675	$41,305	$(492,183)	$148,363
Net income	$148,363	$418,203	$43,700	$57,661	$(492,183)	$175,744
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,635)	(1,635)	—	(3,004)	3,270	(3,004)
Unrealized gain on cash flow hedges	833	—	1,754	—	(1,271)	1,316
Other comprehensive income (loss)	(802)	(1,635)	1,754	(3,004)	1,999	(1,688)
Comprehensive income	147,561	416,568	45,454	54,657	(490,184)	174,056
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11,506)	(14,989)	—	(26,495)
Comprehensive income attributable to MGM Resorts International	$147,561	$416,568	$33,948	$39,668	$(490,184)	$147,561

	Nine Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Revenues	$—	$5,900,717	$551,153	$2,301,980	$(553,976)	$8,199,874
Equity in subsidiaries' earnings	1,244,945	121,735	—	—	(1,366,680)	—
Expenses
Casino and hotel operations	7,781	3,239,921	—	1,406,179	(2,823)	4,651,058
General and administrative	6,323	874,287	60,112	264,550	(60,112)	1,145,160
Corporate expense	86,233	145,885	9,797	(315)	(514)	241,086
Preopening and start-up expenses	—	4,631	—	60,877	—	65,508
Property transactions, net	—	21,462	19,104	1,188	(19,104)	22,650
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Depreciation and amortization	—	486,981	190,573	257,142	(190,573)	744,123
	100,337	4,732,538	279,586	1,989,621	(273,126)	6,828,956
Income (loss) from unconsolidated affiliates	—	119,139	—	(944)	—	118,195
Operating income	1,144,608	1,409,053	271,567	311,415	(1,647,530)	1,489,113
Interest expense, net of amounts capitalized	(358,359)	(812)	(134,998)	(17,235)	—	(511,404)
Other, net	11,306	(287,665)	1,601	(77,386)	294,136	(58,008)
Income before income taxes	797,555	1,120,576	138,170	216,794	(1,353,394)	919,701
Provision for income taxes	(232,916)	—	(3,903)	(13,691)	—	(250,510)
Net income	564,639	1,120,576	134,267	203,103	(1,353,394)	669,191
Less: Net income attributable to noncontrolling interests	—	—	(33,053)	(71,499)	—	(104,552)
Net income attributable to MGM Resorts International	$564,639	$1,120,576	$101,214	$131,604	$(1,353,394)	$564,639
Net income	$564,639	$1,120,576	$134,267	$203,103	$(1,353,394)	$669,191
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(23,005)	(23,005)	—	(41,313)	46,010	(41,313)
Unrealized loss on cash flow hedges	(1,997)	—	(2,992)	—	2,348	(2,641)
Other comprehensive loss	(25,002)	(23,005)	(2,992)	(41,313)	48,358	(43,954)
Comprehensive income	539,637	1,097,571	131,275	161,790	(1,305,036)	625,237
Less: Comprehensive income attributable to noncontrolling interests	—	—	(32,409)	(53,191)	—	(85,600)
Comprehensive income attributable to MGM Resorts International	$539,637	$1,097,571	$98,866	$108,599	$(1,305,036)	$539,637

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2017
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(492,009)	$1,064,548	$363,855	$575,515	$—	$1,511,909
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(308,738)	—	(1,090,540)	—	(1,399,278)
Dispositions of property and equipment	—	174	—	197	—	371
Investments in unconsolidated affiliates	—	(5,921)	—	—	—	(5,921)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	300,000	—	—	—	300,000
Intercompany accounts	—	(1,158,429)	—	—	1,158,429	—
Other	—	(9,982)	—	(11,804)	—	(21,786)
Net cash used in investing activities	—	(1,182,896)	—	(1,102,147)	1,158,429	(1,126,614)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	290,625	—	(33,500)	361,609	—	618,734
Issuance of long-term debt	—	—	350,000	—	—	350,000
Debt issuance costs	—	—	(5,381)	(4,379)	—	(9,760)
Issuance of MGP common stock in public offering	—	—	404,685	—	—	404,685
MGM Growth Properties Class A share issurance costs	—	—	(17,137)	—	—	(17,137)
Dividends paid to common shareholders	(189,726)	—	—	—	—	(189,726)
Distributions to noncontrolling interest owners	—	—	(67,340)	(72,330)	—	(139,670)
MGP dividends paid to consolidated subsidiaries	—	—	(216,873)	—	216,873	—
Intercompany accounts	1,165,419	102,635	—	107,248	(1,375,302)	—
Purchases of common stock	(327,500)	—	—	—	—	(327,500)
Retirement of debentures	(502,669)	—	—	—	—	(502,669)
Other	(20,354)	—	—	(8,583)	—	(28,937)
Net cash provided by financing activities	415,795	102,635	414,454	383,565	(1,158,429)	158,020
Effect of exchange rate on cash	—	—	—	(3,208)	—	(3,208)
Cash and cash equivalents
Net increase (decrease) for the period	(76,214)	(15,713)	778,309	(146,275)	—	540,107
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$23,781	$292,000	$1,138,801	$532,106	$—	$1,986,688

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key performance indicators related to gaming and hotel revenue at our domestic resorts are:

•

Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 20% to 23% of table games drop and our normal slots hold percentage is in the range of 8.5% to 9.0% of slots handle; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues	$3,029,302	$2,830,175	$8,710,234	$8,199,874
Operating income	410,903	492,704	1,133,735	1,489,113
Net income	171,410	175,744	578,134	669,191
Net income attributable to MGM Resorts International	142,878	148,363	490,099	564,639

Summary Operating Results

Consolidated net revenues increased 7% and 6% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year, due primarily to the opening of MGM Cotai on February 13, 2018 and the opening of MGM Springfield on August 24, 2018. See “Operating Results – Segment Information” below for additional information related to segment revenues.

Consolidated operating income was $411 million for the three months ended September 30, 2018 compared to $493 million for the prior year quarter. Operating income at our domestic resorts was $435 million for the third quarter of 2018 compared to $545 million for the third quarter of 2017. The decrease is reflective of $31 million of preopening and start-up expenses related to the opening of MGM Springfield, disruption related to the rebranding of Park MGM and a decrease in casino and non-casino revenues at our Las Vegas Strip resorts. Operating income at MGM China was $52 million for the third quarter of 2018 compared to $38 million for the third quarter of 2017. Depreciation and amortization expense related to certain corporate assets at MGM China of $41 million is included in corporate in our non-GAAP reconciliations included herein for the three months ended September 30, 2018. Income from unconsolidated affiliates was $35 million for the three months ended September 30, 2018 compared to $38 million in the prior year quarter. See “Operating Results – Income from Unconsolidated Affiliates” for additional information.

Consolidated general and administrative expense increased $61 million for the three months ended September 30, 2018 compared to the prior year quarter due primarily to the opening of MGM Cotai and MGM Springfield. Corporate expense, including share-based compensation for corporate employees, was $98 million for the three months ended September 30, 2018, an increase of $10 million compared to the prior year quarter, due primarily to an increase in transaction costs related to the Empire City acquisition, the formation of the MGM GVC Interactive LLC joint venture, and MGP’s Northfield acquisition. Consolidated preopening expense increased $18 million for the three months ended September 30, 2018 compared to the prior year quarter due primarily to the opening of MGM Springfield, partially offset by a decrease in preopening expense related to MGM Cotai. Property transactions, net decreased $50 million for the three months ended September 30, 2018 compared to the prior year quarter due primarily to the $45 million gain related to the sale of Grand Victoria. Depreciation and amortization expense increased $51 million for the three months ended September 30, 2018 compared to the same period in the prior year due primarily to the opening of MGM Cotai.

Consolidated operating income was $1.1 billion for the nine months ended September 30, 2018 compared to $1.5 billion for the prior year period. Operating income at our domestic resorts decreased $207 million for the nine months ended September 30, 2018, or 13%, compared to the prior year period. The nine months ended September 30, 2017 benefited from $41 million related to a modification of the 2016 NV Energy exit fee as well as $36 million related to Borgata’s share of a property tax settlement from Atlantic City. The decrease is also reflective of $31 million of pre-opening and start-up expenses related to the opening of MGM Springfield, disruption related to the rebranding of Park MGM, and a decrease in non-casino revenues at our Las Vegas Strip resorts. Operating income at MGM China was $154 million for the nine months ended September 30, 2018 compared to $159 million in the prior year period and was negatively impacted by $61 million of preopening expenses in the current year period in connection with the opening of MGM Cotai, compared to $45 million in the prior year period. Depreciation and amortization expense related to certain corporate assets at MGM China of $125 million is included in corporate in our non-GAAP reconciliations included herein for the nine months ended September 30, 2018. Income from unconsolidated affiliates was $115 million for the nine months ended September 30, 2018 compared to $118 million for the prior year period. See “Operating Results – Income from Unconsolidated Affiliates” for additional information.

Consolidated general and administrative expense increased $175 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to the opening of MGM Cotai and MGM Springfield and an increase in payroll expense, marketing expense and repairs and maintenance expense at our domestic resorts. The prior year period benefited from the Borgata property tax settlement, as discussed above. Corporate expense, including share-based compensation for corporate employees was $301 million for the nine months ended September 30, 2018, an increase of $60 million compared to the prior year period, due primarily to an increase in expenses related to our corporate brand campaign of $16 million, the inclusion of MGM China corporate expense of $14 million, and an increase in transaction costs, as discussed above. Consolidated preopening expense increased to $133 million for the current year period from $66 million in the prior year period due primarily to the opening of MGM Cotai and MGM Springfield. Property transactions, net decreased $42 million for the nine months ended September 30, 2018 compared to the prior year period due primarily to the $45 million gain on the sale of Grand Victoria, as discussed above. Depreciation and amortization expense increased $121 million for the nine months ended September 30, 2018 compared to the same period in the prior year due primarily to the opening of MGM Cotai, partially offset by a decrease at our domestic resorts due to certain assets becoming fully depreciated.

Operating Results – Segment Information

The following table presents detailed consolidated net revenues and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues
Domestic resorts
Casino	$871,974	$867,526	$2,546,069	$2,463,904
Rooms	533,629	559,509	1,586,144	1,633,481
Food and beverage	482,776	491,627	1,384,113	1,423,206
Entertainment, retail and other	343,088	348,319	976,816	973,743
	2,231,467	2,266,981	6,493,142	6,494,334
MGM China
Casino	536,650	414,235	1,584,140	1,260,382
Rooms	32,690	13,484	83,526	40,080
Food and beverage	31,606	11,997	80,447	34,851
Entertainment, retail and other	5,068	2,349	15,112	6,079
	606,014	442,065	1,763,225	1,341,392
Reportable segment net revenues	2,837,481	2,709,046	8,256,367	7,835,726
Corporate and other	191,821	121,129	453,867	364,148
	$3,029,302	$2,830,175	$8,710,234	$8,199,874
Adjusted EBITDA
Domestic resorts	$626,948	$712,375	$1,869,035	$2,016,471
MGM China	130,046	121,116	401,672	385,219
Reportable segment Adjusted Property EBITDA	756,994	833,491	2,270,707	2,401,690
Corporate and other	(41,129)	(54,127)	(158,118)	(120,925)
	$715,865	$779,364	$2,112,589	$2,280,765

Domestic resorts. The following table is a reconciliation of domestic resorts net revenues to domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Domestic resorts net revenues	$2,231,467	$2,266,981	$6,493,142	$6,494,334
Net revenues related to MGM Springfield	(42,549)	—	(42,549)	—
Domestic resorts same-store net revenues	$2,188,918	$2,266,981	$6,450,593	$6,494,334

The following table presents detailed net revenues at our domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Table games win	$432,286	$457,814	$1,295,472	$1,246,515
Slots win	806,506	759,166	2,271,879	2,174,757
Other	44,551	41,485	123,584	122,015
Less: Incentives	(411,369)	(390,939)	(1,144,866)	(1,079,383)
Casino revenue	871,974	867,526	2,546,069	2,463,904
Rooms	533,629	559,509	1,586,144	1,633,481
Food and beverage	482,776	491,627	1,384,113	1,423,206
Entertainment, retail and other	343,088	348,319	976,816	973,743
Non-casino revenue	1,359,493	1,399,455	3,947,073	4,030,430
	$2,231,467	$2,266,981	$6,493,142	$6,494,334

The following table presents detailed domestic resorts same-store net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Table games win	$422,315	$457,814	$1,285,501	$1,246,515
Slots win	778,873	759,166	2,244,246	2,174,757
Other	43,701	41,485	122,734	122,015
Less: Incentives	(404,686)	(390,939)	(1,138,183)	(1,079,383)
Casino revenue	840,203	867,526	2,514,298	2,463,904
Rooms	531,719	559,509	1,584,234	1,633,481
Food and beverage	476,506	491,627	1,377,844	1,423,206
Entertainment, retail and other	340,490	348,319	974,217	973,743
Non-casino revenue	1,348,715	1,399,455	3,936,295	4,030,430
	$2,188,918	$2,266,981	$6,450,593	$6,494,334

Domestic resorts casino revenue for the three months ended September 30, 2018 increased 1% compared to the prior year quarter, due primarily to the opening of MGM Springfield. Domestic resorts same-store casino revenue decreased 3% compared to the prior year quarter due primarily to a 15% decrease in table games win at our Las Vegas Strip resorts partially offset by an increase in slots and table games win at our other domestic resorts.

Domestic resorts casino revenue for the nine months ended September 30, 2018 increased 3% compared to the prior year period, due primarily to the opening of MGM Springfield and an increase in table games win and slots win. Domestic resorts same-store casino revenue increased 2% compared to the prior year period due primarily to a 3% increase in same-store table games win at our domestic resorts and a 3% increase in same-store slots win at our domestic resorts primarily driven by a 25% increase in slots handle at MGM National Harbor.

The following table shows key gaming statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Table Games Drop	$897	$1,003	$2,848	$2,868
Table Games Win %	25.4%	26.8%	25.5%	24.5%
Slots Handle	$3,143	$3,211	$9,226	$9,267
Slots Hold %	9.3%	9.0%	9.1%	8.9%

The following table shows key gaming statistics for our other domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Table Games Drop	$1,054	$1,013	$2,945	$2,914
Table Games Win %	19.4%	18.6%	19.3%	18.7%
Slots Handle	$5,755	$5,207	$15,942	$14,788
Slots Hold %	9.0%	9.1%	9.0%	9.1%

Domestic resorts rooms revenue and same-store domestic resorts rooms revenue decreased 5% for the three months ended September 30, 2018, primarily as a result of a 3.9% decrease in REVPAR at our Las Vegas Strip resorts when compared to the prior year quarter.

Domestic resorts rooms revenue and same-store domestic resorts rooms revenue decreased 3% for the nine months ended September 30, 2018, primarily as a result of a 1.9% decrease in REVPAR at our Las Vegas Strip resorts when compared to the same period in the prior year.

The following table provides key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Occupancy	93%	95%	92%	94%
Average Daily Rate (ADR)	$157	$160	$162	$162
Revenue per Available Room (REVPAR)	$146	$152	$149	$152

Domestic resorts food and beverage revenue decreased 2% for the three months ended September 30, 2018. Same-store domestic resorts food and beverage revenue decreased 3% for the three months ended September 30, 2018, primarily driven by a decrease in catering and banquet revenue at our Las Vegas Strip resorts and closure of several outlets at our Las Vegas Strip resorts.

Domestic resorts food and beverage revenue and same-store domestic resorts food and beverage revenue decreased 3% for the nine months ended September 30, 2018, primarily driven by disruption related to the rebranding at Park MGM, a decrease in catering and banquet revenue at our Las Vegas Strip resorts and closure of several outlets at our Las Vegas Strip resorts.

The following table is a reconciliation of domestic resorts Adjusted Property EBITDA to domestic resorts Same-store Adjusted Property EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Domestic resorts Adjusted Property EBITDA	$626,948	$712,375	$1,869,035	$2,016,471
Adjusted Property EBITDA related to MGM Springfield	(7,644)	—	(7,644)	—
Domestic resorts Same-store Adjusted Property EBITDA	$619,304	$712,375	$1,861,391	$2,016,471

Adjusted Property EBITDA at our domestic resorts decreased 12% to $627 million during the three months ended September 30, 2018 compared to the prior year quarter due to a decrease in casino and non-casino revenue at our Las Vegas Strip resorts, as discussed above, and was also impacted by disruption related to the rebranding of Park MGM. Same-store Adjusted Property EBITDA decreased 13% compared to the prior year quarter and Same-store Adjusted Property EBITDA margin for the three months ended September 30, 2018 decreased by 313 basis points compared to the prior year quarter to 28.3%.

Adjusted Property EBITDA at our domestic resorts decreased 7% to $1.9 billion during the nine months ended September 30, 2018 compared to the prior year period due primarily to a decrease in non-casino revenues at our Las Vegas Strip resorts and an increase in general and administrative expenses, as discussed above, as well as disruption related to the rebranding of Park MGM. The prior year period benefitted from $36 million related to Borgata’s share of a property tax settlement, as discussed above. Same-store Adjusted Property EBITDA decreased 8% compared to the prior year period and Same-store Adjusted Property EBITDA margin decreased by 219 basis points compared to the same prior year period to 28.9%.

MGM China. The following table presents detailed net revenues for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
VIP table games win	$303,924	$274,038	$873,878	$793,103
Main floor table games win	339,898	238,073	1,005,799	750,232
Slots win	70,858	46,154	208,697	130,410
Less: Commissions and incentives	(178,030)	(144,030)	(504,234)	(413,363)
Casino revenue, net	536,650	414,235	1,584,140	1,260,382
Non-casino revenue	69,364	27,830	179,085	81,010
	$606,014	$442,065	$1,763,225	$1,341,392

For the three months ended September 30, 2018, net revenues for MGM China increased 37% compared to the prior year quarter, and benefited from the opening of MGM Cotai, which contributed $172 million of net revenues. Main floor table games win increased 43% compared to the prior year quarter due to the opening of MGM Cotai. VIP table games win increased 11% compared to the prior year quarter due primarily to an 8% increase in VIP table games win at MGM Macau.

For the nine months ended September 30, 2018, net revenues for MGM China increased 31% compared to the same period in the prior year, due primarily to the opening of MGM Cotai, which contributed $441 million of net revenues. Main floor table games win increased 34% compared to the prior year period due to the opening of MGM Cotai. VIP table games win increased 10% compared to the prior year period due primarily to an 7% increase in VIP table games win at MGM Macau.

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions)
VIP Table Games Turnover	$9,419	$8,243	$29,618	$24,694
VIP Table Games Win %	3.2%	3.3%	3.0%	3.2%
Main Floor Table Games Drop	$1,882	$1,291	$5,532	$3,759
Main Floor Table Games Win %	18.1%	18.4%	18.2%	20.0%

MGM China’s Adjusted Property EBITDA for the three months ended September 30, 2018 and 2017 was $130 million and $121 million, respectively. Adjusted Property EBITDA margin decreased 594 basis points to 21.5% in the current year quarter from 27.4% in the prior year quarter, due primarily to the ramp-up of operations at MGM Cotai. Excluding license fees of $11 million in the current year quarter and $8 million in the prior year quarter, Adjusted Property EBITDA increased 9%.

MGM China’s Adjusted Property EBITDA for the nine months ended September 30, 2018 and 2017 was $402 million and $385 million, respectively. Adjusted Property EBITDA margin decreased 594 basis points to 22.8% in the current year period from 28.7% in the prior year period predominantly due to MGM Cotai and a decrease in win percentages for both main floor and VIP table games. Excluding license fees of $31 million in the current year period and $25 million in the prior year period, Adjusted Property EBITDA increased 5%.

Corporate and other. Corporate and other revenue includes revenue from corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement and revenues from MGP’s Northfield casino, subsequent to the acquisition in July 2018. Corporate and other Adjusted EBITDA for the three and nine months ended September 30, 2018 increased compared to the same periods in the prior year primarily due to the inclusion of $22 million of Adjusted Property EBITDA related to MGP’s Northfield casino and a $45 million gain related to the sale of Grand Victoria in the current year periods, partially offset by an increase in corporate expense as described in “Summary Operating Results.” See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
CityCenter	$33,232	$34,673	$107,294	$109,757
Other	2,263	3,117	7,907	8,438
	$35,495	$37,790	$115,201	$118,195

During the quarter ended September 30, 2018, CityCenter closed the sale of Mandarin Oriental Las Vegas and adjacent retail parcels for $214 million in cash. CityCenter recorded a loss on sale of $133 million, the majority of which was recorded during the first quarter. For the three and nine months ended September 30, 2018, we recorded a $12 million gain related to the reversal of basis differences in excess of our share of the loss recorded by CityCenter.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended September 30, 2018 was $33 million, including the gain on the sale of Mandarin Oriental Las Vegas, compared to $35 million in the prior year quarter and was negatively impacted from a decrease in casino and rooms revenues. For the three months ended September 30, 2018, Aria’s table games win decreased 20%, due to a 10% decrease in table games drop and a decrease in table games hold percentage to 20.9% in the current year quarter compared to 23.5% in the prior year quarter. Aria’s slots win increased slightly compared to the prior year quarter due primarily to a 5% increase in volume, partially offset by a decrease in slots hold percentage. For the three months ended September 30, 2018, REVPAR decreased by 2% and 5% at Aria and Vdara, respectively, which led to a 3% decrease in CityCenter’s rooms revenue compared to the prior year quarter.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the nine months ended September 30, 2018 was $107 million, compared to $110 million in the prior year period which included a benefit of $4 million of NV Energy exit fee modification in the prior period. The current year period benefited from an increase in non-casino revenues and the gain related to the sale of Mandarin Oriental Las Vegas, as discussed above, which was partially offset by a decrease in casino revenues, compared to the prior year period. For the nine months ended September 30, 2018 Aria’s table games win decreased 2% due to a decrease in table games hold percentage to 23.7% in the current year period compared to 25.2% in the prior year period, partially offset by a 5% increase in table games drop. Aria’s slots win increased 2% due to a 7% increase in slot volume, partially offset by a decrease in slots hold percentage. For the nine months ended September 30, 2018, REVPAR increased by 1% at Aria, which led to a 1% increase in CityCenter’s rooms revenue compared to the prior year period.

Non-operating Results

Interest Expense

Gross interest expense for the three and nine months ended September 30, 2018 increased $24 million and $13 million, respectively, compared to the prior year periods due to an increase in the average debt outstanding for our senior notes, the Operating Partnership senior credit facility and the MGM China credit facility, and an increase in the weighted average interest rates in our senior credit facility, the Operating Partnership senior credit facility and the MGM China credit facility, partially offset by a decrease in amortization of debt issuance costs. Capitalized interest was $11 million and $48 million during the three and nine months ended September 30, 2018 compared to $29 million and $78 million during the three and nine months ended September 30, 2017, respectively. The decrease in capitalized interest was due primarily to the substantial completion of MGM Cotai in February 2018, partially offset by an increase related to the MGM Springfield project during the nine months ended September 30, 2018.

Other, net

Other expense decreased in the three and nine months ended September 30, 2018 compared to the same periods in the prior year due to a $30 million loss recorded in the third quarter of 2017 on the early retirement of debt related to the $475 million principal amount of our 11.375% senior notes due 2018.

Income Taxes

Our effective tax rate for the three months ended September 30, 2018 was a provision of 10.0% compared to a provision of 39.5% in the prior year quarter. Our effective tax rate for the nine months ended September 30, 2018 was a benefit of 8.0% compared to a provision of 27.3% in the prior year period. The effective tax rate for the three months ended September 30, 2018 was favorably impacted by the Tax Act’s reduction of the U.S. corporate tax rate from 35% to 21% and income tax benefits recorded for deferred tax assets in Macau. The effective tax rate for the nine months ended September 30, 2018 was favorably impacted by the reduction in the U.S. corporate tax rate, income tax benefits recorded for deferred tax assets in Macau, income tax benefits recorded in the nine-month period for a measurement period adjustment for the Tax Act and the reversal of Macau shareholder dividend tax accruals resulting from extending the annual fee arrangement. The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 6 in the accompanying consolidated financial statements for further discussion.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. “Same-store Adjusted Property EBITDA” is Adjusted Property EBITDA related to operating resorts which were consolidated by us for both the entire current and prior year periods presented. “Adjusted Property EBITDA margin” is Adjusted Property EBITDA divided by net revenues. “Same-store Adjusted Property EBITDA margin” is Same-store Adjusted Property EBITDA divided by same-store net revenues. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies. Management presents Adjusted Property EBITDA on a “same-store” basis as supplemental information because management believes that providing performance measures on a “same-store” basis is useful for evaluating the period-to-period performance of our domestic casino resorts.

Management believes that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted Property EBITDA margin, and Same-store Adjusted Property EBITDA margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, management believes excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, management uses Adjusted Property EBITDA and Same-store Adjusted Property EBITDA as the primary measure of our operating resorts’ performance.

Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted Property EBITDA margin, and Same-store Adjusted Property EBITDA margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted Property EBITDA margin, or Same-store Adjusted Property EBITDA margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted Property EBITDA margin, or Same-store Adjusted Property EBITDA margin information may calculate Adjusted EBITDA, Adjusted Property EBITDA, Same-store Adjusted Property EBITDA, Adjusted Property EBITDA margin, or Same-store Adjusted Property EBITDA margin in a different manner.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$142,878	$148,363	$490,099	$564,639
Plus: Net income attributable to noncontrolling interests	28,532	27,381	88,035	104,552
Net income	171,410	175,744	578,134	669,191
Provision (benefit) for income taxes	19,046	114,710	(42,623)	250,510
Income before income taxes	190,456	290,454	535,511	919,701
Non-operating expense
Interest expense, net of amounts capitalized	205,573	163,287	554,975	511,404
Non-operating items from unconsolidated affiliates	11,583	8,825	31,661	26,302
Other, net	3,291	30,138	11,588	31,706
	220,447	202,250	598,224	569,412
Operating income	410,903	492,704	1,133,735	1,489,113
NV Energy exit expense	—	—	—	(40,629)
Preopening and start-up expenses	46,890	29,349	132,884	65,508
Property transactions, net	(42,400)	7,711	(19,532)	22,650
Depreciation and amortization	300,472	249,600	865,502	744,123
Adjusted EBITDA	$715,865	$779,364	$2,112,589	$2,280,765

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2018
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$81,879	$—	$—	$158	$22,678	$104,715
MGM Grand Las Vegas	100,254	—	—	29	16,364	116,647
Mandalay Bay	36,102	—	—	2	22,545	58,649
The Mirage	18,182	—	—	54	8,862	27,098
Luxor	22,062	—	—	45	9,878	31,985
New York-New York	25,908	—	—	28	6,192	32,128
Excalibur	23,393	—	—	93	4,992	28,478
Park MGM	(13,994)	—	3,119	1,694	10,584	1,403
Circus Circus Las Vegas	13,880	—	—	144	4,572	18,596
MGM Grand Detroit	42,874	—	—	(92)	5,658	48,440
Beau Rivage	22,651	—	51	—	6,736	29,438
Gold Strike Tunica	12,357	—	41	—	2,270	14,668
Borgata	46,543	—	—	153	14,110	60,806
MGM National Harbor	31,979	—	48	33	14,193	46,253
MGM Springfield	(29,467)	—	31,333	—	5,778	7,644
Domestic resorts	434,603	—	34,592	2,341	155,412	626,948
MGM Macau	100,188	—	—	3	18,020	118,211
MGM Cotai	(47,850)	—	5,963	—	53,722	11,835
MGM China	52,338	—	5,963	3	71,742	130,046
Unconsolidated resorts	35,495	—	—	—	—	35,495
Management and other operations	20,801	—	—	—	7,177	27,978
	543,237	—	40,555	2,344	234,331	820,467
Stock compensation	(16,618)	—	—	—	—	(16,618)
Corporate	(115,716)	—	6,335	(44,744)	66,141	(87,984)
	$410,903	$—	$46,890	$(42,400)	$300,472	$715,865

	Three Months Ended September 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$131,671	$—	$—	$722	$24,896	$157,289
MGM Grand Las Vegas	68,200	—	(1)	393	17,338	85,930
Mandalay Bay	62,370	—	—	271	21,371	84,012
The Mirage	35,759	—	—	96	10,133	45,988
Luxor	27,277	—	—	308	9,373	36,958
New York-New York	29,025	—	(154)	122	6,741	35,734
Excalibur	28,414	—	—	161	4,520	33,095
Park MGM	(5,793)	—	1,855	4,013	9,344	9,419
Circus Circus Las Vegas	21,270	—	2	30	4,235	25,537
MGM Grand Detroit	36,581	—	—	—	5,608	42,189
Beau Rivage	20,849	—	—	355	6,326	27,530
Gold Strike Tunica	11,272	—	—	—	2,268	13,540
Borgata	60,182	—	153	91	17,320	77,746
MGM National Harbor	17,770	—	24	—	19,614	37,408
Domestic resorts	544,847	—	1,879	6,562	159,087	712,375
MGM China	37,734	—	22,030	876	60,476	121,116
Unconsolidated resorts	37,790	—	—	—	—	37,790
Management and other operations	1,927	—	—	—	2,413	4,340
	622,298	—	23,909	7,438	221,976	875,621
Stock compensation	(14,978)	—	—	—	—	(14,978)
Corporate	(114,616)	—	5,440	273	27,624	(81,279)
	$492,704	$—	$29,349	$7,711	$249,600	$779,364

	Nine Months Ended September 30, 2018
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$304,099	$—	$—	$832	$66,785	$371,716
MGM Grand Las Vegas	249,062	—	—	644	49,140	298,846
Mandalay Bay	126,571	—	—	(47)	67,891	194,415
The Mirage	70,868	—	—	1,674	27,173	99,715
Luxor	64,468	—	—	279	29,783	94,530
New York-New York	83,798	—	—	180	18,486	102,464
Excalibur	69,199	—	—	58	14,849	84,106
Park MGM	(53,867)	—	8,477	19,558	35,608	9,776
Circus Circus Las Vegas	35,413	—	—	359	13,418	49,190
MGM Grand Detroit	130,406	—	—	(92)	16,652	146,966
Beau Rivage	56,970	—	51	26	19,859	76,906
Gold Strike Tunica	32,795	—	41	46	6,595	39,477
Borgata	110,955	—	—	1,013	42,987	154,955
MGM National Harbor	82,968	—	159	86	55,116	138,329
MGM Springfield	(29,467)	—	31,333	—	5,778	7,644
Domestic resorts	1,334,238	—	40,061	24,616	470,120	1,869,035
MGM Macau	310,186	—	—	587	53,086	363,859
MGM Cotai	(156,403)	—	61,149	6	133,061	37,813
MGM China	153,783	—	61,149	593	186,147	401,672
Unconsolidated resorts	111,880	—	3,321	—	—	115,201
Management and other operations	37,425	—	—	—	10,889	48,314
	1,637,326	—	104,531	25,209	667,156	2,434,222
Stock compensation	(49,521)	—	—	—	—	(49,521)
Corporate	(454,070)	—	28,353	(44,741)	198,346	(272,112)
	$1,133,735	$—	$132,884	$(19,532)	$865,502	$2,112,589

	Nine Months Ended September 30, 2017
		NV Energy	Preopening	Property	Depreciation
	Operating	Exit	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$334,935	$(6,970)	$—	$845	$69,041	$397,851
MGM Grand Las Vegas	206,838	(7,424)	6	1,237	53,357	254,014
Mandalay Bay	168,230	(8,524)	—	261	70,549	230,516
The Mirage	121,537	(4,043)	—	213	29,273	146,980
Luxor	76,211	(3,394)	—	1,472	28,416	102,705
New York-New York	82,410	(2,025)	(162)	305	22,282	102,810
Excalibur	79,502	(2,658)	—	419	13,309	90,572
Park MGM	901	(2,461)	2,904	14,003	33,269	48,616
Circus Circus Las Vegas	47,238	(3,130)	452	765	12,395	57,720
MGM Grand Detroit	114,111	—	—	—	17,081	131,192
Beau Rivage	50,351	—	—	360	18,315	69,026
Gold Strike Tunica	34,229	—	—	(22)	6,881	41,088
Borgata	178,321	—	1,430	1,311	56,188	237,250
MGM National Harbor	45,972	—	251	—	59,908	106,131
Domestic resorts	1,540,786	(40,629)	4,881	21,169	490,264	2,016,471
MGM China	158,764	—	45,188	1,208	180,059	385,219
Unconsolidated resorts	118,195	—	—	—	—	118,195
Management and other operations	17,746	—	—	—	6,005	23,751
	1,835,491	(40,629)	50,069	22,377	676,328	2,543,636
Stock compensation	(45,188)	—	—	—	—	(45,188)
Corporate	(301,190)	—	15,439	273	67,795	(217,683)
	$1,489,113	$(40,629)	$65,508	$22,650	$744,123	$2,280,765

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents at September 30, 2018 were $1.3 billion, which included $663 million at MGM China and $50 million at MGP.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and by earnings and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.4 billion for the nine months ended September 30, 2018 compared to cash provided by operating activities of $1.5 billion in the prior year period. Operating cash flows decreased in the current year period due primarily to a decrease in operating income at our domestic resorts. Cash paid for taxes decreased compared to the prior year period primarily as a result of the Tax Act.

Investing activities. We made capital expenditures of $1.2 billion for the nine months ended September 30, 2018, of which $327 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $299 million related to the construction of MGM Cotai and $27 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $897 million included $318 million related to the construction of MGM Springfield, $178 million related to the Park MGM rebranding project, $58 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the nine months ended September 30, 2018 related to construction materials, furniture and fixtures, and external labor costs.

We made capital expenditures of $1.4 billion for the nine months ended September 30, 2017, of which $744 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $711 million related to the construction of MGM Cotai and $33 million related to projects at MGM Macau. Capital expenditures at our domestic resorts and corporate entities of $654 million included $170 million related to MGM National Harbor, $172 million related to the construction of MGM Springfield, and $128 million related to the Park MGM rebranding project as well as various room remodels, construction of the parking garage at Excalibur, a waterpark at Circus Circus, and restaurant and entertainment venue remodels. Most of the costs capitalized at our domestic resorts during the nine months ended September 30, 2017 related to construction materials, furniture and fixtures, and external labor costs.

Distributions from unconsolidated affiliates for the nine months ended September 30, 2018 consisted of our $200 million share of a $400 million dividend paid by CityCenter in May 2018, our $113 million share of a $225 million dividend paid by CityCenter in September 2018, and our $8 million share of distributions from other unconsolidated affiliates during the period. Distributions from unconsolidated affiliates for the nine months ended September 30, 2017 consisted of our $300 million share of a $600 million dividend paid by CityCenter in April 2017.

During the nine months ended September 30, 2018, we received $164 million related the sale of the Grand Victoria Casino. Additionally, we paid net cash of $1.0 billion for the Northfield Acquisition (see Note 3 for additional detail).

Financing activities. In the nine months ended September 30, 2018, we borrowed net debt of $1.8 billion which primarily consisted of the issuance of $1.0 billion 5.750% senior notes due 2025, $175 million of net borrowings on the MGM China credit facility, $747 million of net borrowings on the Operating Partnership senior credit facility, and $144 million of net repayments on the MGM senior credit facility. Additionally, we paid $65 million of debt issuance costs related to the amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018 and the issuance of the $1.0 billion 5.750% senior notes.

In the nine months ended September 30, 2017, we borrowed net debt of $466 million which primarily consisted of a $300 million draw on our senior credit facility, a $334 million draw on the MGM China credit facility, and a $28 million draw on the MGM National Harbor credit facility, as well as MGP’s issuance of $350 million 4.50% senior notes due 2028 in connection with the MGM National Harbor transaction, partially offset by the redemption of our $475 million 11.375% senior notes at a premium, as well as amortization payments on our term loan facilities. We paid $10 million of debt issuance costs related to the issuance of MGP’s senior notes and the amendments to the MGM China and Operating Partnership credit facilities.

We repurchased approximately 35 million shares for an aggregate amount of $1.1 billion during the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, we repurchased and retired $328 million of our common stock pursuant to our stock repurchase plan.

As discussed further below, we paid dividends to common shareholders and made distributions to noncontrolling interests in each of 2018 and 2017.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At September 30, 2018, we had $14.8 billion in principal amount of indebtedness, including $228 million of borrowings outstanding under our $1.5 billion senior secured credit facility, $2.8 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $2.5 billion outstanding under the $2.9 billion MGM China credit facility. We have an estimated $798 million of cash interest payments based on outstanding debt and applicable interest rates within the next twelve months. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

Further, we anticipate funding the acquisitions of Northfield OpCo and Empire City through the assumption of debt, issuance of equity, cash and cash equivalents, and available borrowings under our credit facilities.

In addition, we have made significant investments through September 30, 2018 and we expect to make capital investments as described below during the remainder of 2018.

•	Approximately $115 million in capital expenditures at our domestic resorts and corporate entities, excluding MGM Springfield;
•	Approximately $85 million on the MGM Cotai project, excluding capitalized interest;
•	Approximately $80 million on the MGM Springfield project, excluding capitalized interest and land-related costs; and
•	Approximately $20 million in other capital improvements at MGM China.

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

MGM Resorts International stock repurchase program. In May 2018, our Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. Under each stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Repurchased shares are retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.5 billion as of September 30, 2018.

Subsequent to the quarter ended September 30, 2018, we repurchased approximately 6 million shares of our common stock at an average price of $25.13 per share for an aggregate amount of $150 million. Repurchased shares will be retired.

MGM Resorts International dividends. During the nine months ended September 30, 2018 we paid dividends each quarter of $0.12 per share, totaling $197 million for the period. On October 30, 2018, our Board of Directors approved a quarterly dividend of $0.12 per share that will be payable on December 14, 2018 to holders of record on December 10, 2018. Our intention is to pay a comparable quarterly dividend in each quarter of 2018, subject to our operating results, cash requirements and financial conditions, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing the indebtedness at our subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. During the nine months ended September 30, 2017, we paid dividends each quarter of $0.11 per share, totaling $190 million for the period.

Operating Partnership distributions and MGP dividends. The Operating Partnership paid the following distributions to its partnership unit holders during the nine months ended September 30, 2018 and 2017:

•	$338 million of distributions paid in 2018, of which we received $248 million and MGP received $90 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$284 million of distributions paid in 2017, of which we received $217 million and MGP received $67 million, which MGP concurrently paid as a dividend to its Class A shareholders;

Additionally, the Operating Partnership paid a $116 million distribution in October 2018, of which we received $85 million and MGP received $31 million, which MGP concurrently paid as a dividend to its Class A shareholders.

MGM China dividends. In the nine months ended September 30, 2018, MGM China paid dividends of $78 million, of which we received $44 million and noncontrolling interests received $34 million. In the nine months ended September 30, 2017, MGM China paid dividends of $134 million, of which we received $75 million and noncontrolling interests received $59 million.

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

As of September 30, 2018, variable rate borrowings represented approximately 29% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	2018
	(In millions)
Fixed-rate	$—	$850	$1,500	$1,250	$1,000	$4,651	$9,251	$9,505
Average interest rate	N/A	8.6%	6.3%	6.6%	7.8%	5.4%	6.3%
Variable rate	$107	$435	$441	$629	$1,208	$2,719	$5,539	$5,534
Average interest rate	4.5%	4.5%	4.5%	4.6%	4.4%	4.3%	4.4%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of September 30, 2018, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $7 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $25 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, our expectations with respect to future cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and impact of the Tax Act. The foregoing is not a complete list of all forward-looking statements we make.

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
•

the potential failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, such as the Empire City and Northfield acquisitions, or to divest some of our properties and other assets;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. We and/or certain of our subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, in each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that we and/or certain of our subsidiaries were negligent. We have also received letters from attorneys purporting to represent persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, we have removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and we anticipate that there may be additional motions to remand filed in the future. We have also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future. We are meeting and conferring with lead plaintiffs’ counsel concerning possible mediation and resolution of these matters, and while those discussions are occurring, the parties have filed stipulations asking the courts to stay the litigation.

We are currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against these lawsuits and ultimately believe we should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of us or any of our affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. In the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage. The insurance carriers have not expressed a reservation of rights or coverage defense that affects our evaluation of potential losses in connection with these claims. In addition, our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2018:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
July 1, 2018 — July 31, 2018	—	$—	—	$1,715,232
August 1, 2018 — August 31, 2018	5,000,000	$29.24	5,000,000	$1,569,042
September 1, 2018 — September 30, 2018	1,103,236	$27.20	1,103,236	$1,539,031

            On May 10, 2018, the Company announced that its Board of Directors had adopted a $2.0 billion stock repurchase program, and that the previously announced $1.0 billion stock repurchase program had been completed. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Repurchases under the program may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended September 30, 2018 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.	Exhibits

4.1

Second Supplemental Indenture to the Indentures, dated as of July 10, 2018, among Northfield Park Associates LLC, Cedar Downs OTB, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP, filed on November 6, 2018).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (v) Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; and (vi) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: November 7, 2018	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)