Form 10-K
period 2018-12-31
MGM Resorts International
filed 2019-02-27
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes    X      No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2018 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2018) was $15.6 billion.  As of February 22, 2019, 536,916,609 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

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

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company which completed its initial public offering in April 2016, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements, and Note 17 in the accompanying consolidated financial statements for information regarding the master lease with MGP.

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

Business Developments

In August 2016, we completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata, at which time Borgata became a consolidated subsidiary of ours. Subsequently, MGP acquired Borgata’s real property from us.  In December 2016, we opened MGM National Harbor and, in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from us.

In February 2018, we opened MGM Cotai, an integrated casino, hotel and entertainment resort on the Cotai Strip in Macau, and in August 2018, we opened MGM Springfield in Springfield, Massachusetts.

In July 2018, MGP completed its previously announced acquisition of the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park from Milstein Entertainment LLC for a purchase price of approximately $1.1 billion (“Northfield Acquisition”). Simultaneously with the close of the transaction, MGP entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. to continue to serve as the manager of the property.

In September 2018, we entered into an agreement with MGP to acquire all of the operating assets of Northfield (“Northfield OpCo”) from MGP for approximately $275 million, subject to customary purchase price adjustments. Northfield will be added to the existing master lease between us and MGP. The transaction is expected to close in the first half of 2019, subject to customary closing conditions.

In December 2018, we entered into an agreement with MGP whereby MGP will pay us consideration of approximately $638 million for renovations undertaken by us regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). Additionally, at closing, the parties will enter into an amendment to the existing master lease. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions.

In January 2019, we completed our previously announced acquisition of the real property and operations associated with Empire City Casino's race track and casino ("Empire City") for consideration of approximately $864 million, subject to customary working capital and other adjustments. Subsequently, MGP acquired Empire City’s real property from us for fair value of consideration of approximately $634 million. In connection with this transaction, we entered into an amendment to the existing master lease for our subsidiary to lease back the real estate assets of Empire City from the landlord. In addition, pursuant to the master lease amendment, we agreed to provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that we develop additional gaming facilities and choose to sell or transfer such property in the future.

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

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

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of our newly acquired Empire City Casino which operates 20 hours a day, every day of the year. At our domestic resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We utilize third-party management for specific expertise in operations of restaurants and nightclubs. We lease space to retail and food and beverage operators, particularly for branding opportunities.

Las Vegas Strip Resorts and Regional Operations

Las Vegas Strip Resorts. At December 31, 2018, our Las Vegas Strip Resorts consisted of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas.

Regional Operations. At December 31, 2018, our Regional Operations consisted of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; and MGM Springfield in Springfield, Massachusetts.

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

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations, including MGP’s Northfield. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2018. Except as otherwise indicated, we own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Las Vegas Strip Resorts:
Bellagio	3,933	155,000	1,707	147
MGM Grand Las Vegas (4)	6,131	160,000	1,570	127
Mandalay Bay (5)	4,750	152,000	1,213	71
The Mirage	3,044	94,000	1,189	82
Luxor	4,397	101,000	1,026	54
Excalibur	3,981	94,000	1,153	51
New York-New York	2,024	81,000	1,148	66
Park MGM (6)	2,898	66,000	842	56
Circus Circus Las Vegas	3,764	95,000	1,221	36
Subtotal	34,922	998,000	11,069	690
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (7)	400	127,000	3,324	131
Beau Rivage (Biloxi, Mississippi)	1,740	81,000	1,784	81
Gold Strike (Tunica, Mississippi)	1,133	48,000	1,148	65
Borgata (Atlantic City, New Jersey)	2,767	160,000	2,825	183
MGM National Harbor (Prince George's County, Maryland) (8)	308	146,000	3,137	152
MGM Springfield (Springfield, Massachusetts) (9)	252	109,000	2,444	94
Subtotal	6,600	671,000	14,662	706
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	585	370,000	806	291
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,362	298,000	1,218	236
Subtotal	1,947	668,000	2,024	527
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (10)	5,499	139,000	1,533	126
Hard Rock Rocksino Northfield Park (Northfield, Ohio) (11)	—	65,000	2,299	—
Subtotal	5,499	204,000	3,832	126
Grand total	48,968	2,541,000	31,587	2,049

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)	Includes 1,138 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Includes 293 rooms at NoMad Las Vegas.
(7)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(8)	Our local investors have a non-voting economic interest in MGM National Harbor. Refer to Note 2 in the accompanying consolidated financial statements for further description of such interest.
(9)	Our local investor has a 1% ownership interest in MGM Springfield.

(10)

Includes Aria with 4,004 rooms. Vdara includes 1,495 condo-hotel units, which are predominantly being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(11)	Northfield is owned by MGP and managed by an affiliate of Hard Rock Café International (STP), Inc.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Customers and Competition

Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, online gambling and other forms of legalized gaming in the United States and internationally. For further discussion of the potential impact of competitive conditions on our business, see “Risk Factors — Risks Related to our Business.” We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow.”

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

Las Vegas Strip Resorts and Regional Operations

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

MGM China

The three primary customer bases in the Macau gaming market are VIP casino gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. Gaming promoters are compensated through payment of revenue-sharing arrangements and rolling chip turnover-based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this customer base represents the most potential for sustainable growth in the future. To target premium main floor players in order to grow revenue and improve yield, we have introduced premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots, to the main floor gaming area. The amenities create a dedicated exclusive gaming space for the use of premium main floor players.

VIP gaming at MGM China is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips and in turn they sell these chips to their players. The nonnegotiable chips allow us to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are based on a percentage of the gross table games win or a percentage of the table games turnover they generate. They also receive a complimentary allowance based on a percentage of the table games turnover they generate, which can be applied to hotel rooms, food and beverage and other discretionary customers-related expenses. Gaming promoter commissions are recorded as a reduction of casino revenue. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, we face competition at our Macau and Cotai properties from concessionaires who have expanded their operations, primarily on the Cotai Strip.

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

M life Rewards, our customer loyalty program, is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. We also offer the Golden Lion Club for gaming focused customers, in addition to M life Rewards, at MGM China. The structured rewards systems based on member value and tier level ensure that customers can progressively access the full range of services that the resorts provide. Our loyalty programs focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend.

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

Technology

Collectively we utilize various types of technology to maximize revenue, drive efficiency in our operations, and serve our customers more effectively. Information Technology continues to automate operations in an effort to control costs related to operations and implement leading edge solutions for all major lines of business. To aid this process, data and analytics are utilized to support making timely and accurate business decisions. A cloud first strategy is applied when possible to enable our technology solution delivery and speed to market. We are also focused on technology to enhance the guest experience. For example, our eCommerce platform provides our guests and business partners a premier digital experience where they have the ability to create an all-inclusive experience from accommodations to dining and entertainment with real time recommendations provided based on the preference.

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

Corporate Social Responsibility

We believe that profitability and social responsibility can be linked for long-term sustainability and profitability in furtherance of value to all our stakeholders – our shareholders, our employees, our customers and our communities. Whether we refer to our philosophy as Corporate Social Responsibility (“CSR”) or associated Environmental and Social Governance (“ESG”) metrics, we strive to further two fundamental principles ‒ ethical, legal conduct in the way we conduct our business, and integration of social responsibility as a distinct, strategic discipline into the fabric of our culture and sustainable business operations.

Through investment of many years of dedicated effort and resources, our evolving CSR approaches – grounded in prudent fiscal management and long-term focused strategies – have advanced us beyond leadership in the gaming and hospitality industry to national recognition for our accomplishments.

Our core values of integrity, inclusion, teamwork and excellence shape our character and culture, the way we do business, and our CSR practices.  Four strategic pillars guide our work.

Fostering diversity and inclusion. Our commitment to inclusion translates diversity as a fundamental paradigm of the 21st century global economy into long-term human capital leadership, customer market expansion and competitive business advantage.  Inclusion is an important, multi-dimensional business imperative that attracts top talent; drives our culture of respect for humanity; leverages the broad diversity of our employees’ talents to drive excellence in collaboration, innovation and financial performance; fuels expansion of our customer markets and supply chain; and forges stronger ties with our communities around the world.

Investing in community.  The communities in which we operate, and our employees live, work and care for their families, are cornerstones of our business and our CSR system.  We create economic opportunity for local residents, collaborate to promote educational and develop skills of local workforces, engage local businesses, and stimulate economic development in our communities.  We promote responsible gaming practices and tools, such as GameSense, that keep gaming safe and entertaining.  Beyond our tax support of public education, infrastructure and services, we make philanthropic and development-related investments in long-term institutions that benefit our employees and customers and elevate the quality of life and culture in our communities.

Caring for one another.  We believe caring for less fortunate community neighbors is a deep-rooted part of our culture, and our actions help uplift the communities in which we operate, while simultaneously instilling employee pride and engagement in our business. Through three primary channels – our employee-driven MGM Resorts Foundation, our Employee Volunteer Program and our Corporate Giving Program, we contribute leadership, funding and manpower to an extensive array of nonprofit organizations that provide services, goods and resources indispensable to our communities’ well-being, development and stability.  Significantly, in 2018, our U.S. employees invested more than 123,000 hours of voluntary service with community non-profits and achieved a 71% participation level in giving through our MGM Resorts Foundation.

Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives in energy and water conservation, recycling and waste management, sustainable supply chain and green construction. Certain of our casino resorts in Nevada and our casino resort in Michigan were the first in each state to earn certification from Green Key, one of the largest international programs evaluating environmental sustainability in hotel operations. We received certifications at all of our domestic resorts and Aria and Vdara at CityCenter. Aria, Vdara, Bellagio, Delano, Mandalay Bay, and MGM Grand Detroit have all received “Five Green Key,” the highest possible rating. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

In addition, we believe that incorporating the tenets of environmental sustainability in our business decisions advances a platform for innovation and operational efficiency. CityCenter (Aria, Vdara and Veer) is one of the world’s largest private sustainable developments. With six LEED® Gold certifications from the U.S. Green Building Council (the “Council”), CityCenter serves as the standard for combining luxury and environmental responsibility within the large-scale hospitality industry. Also, MGM National Harbor, The Park, and T-Mobile Arena have all been awarded LEED® Gold certification by the Council.

At MGM China, we incorporate the same commitment to environmental preservation. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM China being included in the Hang Seng Corporate Sustainability Benchmark Index on the Hong Kong Stock Exchange. MGM Cotai has achieved the China Green Building (Macau) Design label from the China Green Building and Energy Saving (Macau) Association.

Development and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on strategic developments or initiatives and repaying long-term debt or returning capital to shareholders. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

We regularly evaluate possible expansion and acquisition opportunities in domestic and international markets. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada, or in states other than Nevada, or outside of the United States, accessing new markets for sports and interactive, as well as online gaming. We leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands are well-suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

During 2018, we entered into an agreement with GVC Holdings PLC to form Roar Digital LLC, a world-class sports betting and online gaming platform in the United States. The 50/50 venture will be capitalized with initial commitments of $100 million per partner. Under the agreement, the venture will benefit from the economics of our existing race and sports books and online gaming operations and will have exclusive access to certain U.S. land-based and online sports betting, online real money and free-to-play casino gaming, major tournament and online poker, and other similar future interactive businesses. The commencement of operations is subject to gaming regulatory approvals.

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus, Beau Rivage and Empire City, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2018, we had approximately 55,000 full-time and 17,000 part-time employees domestically, of which approximately 6,000 and 3,000, respectively, support the Company’s management agreements with CityCenter. In addition, we had approximately 11,000 employees at MGM China. We had collective bargaining agreements with unions covering approximately 39,000 of our employees as of December 31, 2018. Collective bargaining agreements with three unions covering a substantial number of our employees in Las Vegas are scheduled to expire in the first half of 2019. We anticipate negotiations for successor contracts with all three of those unions will begin in the first quarter of 2019. In addition, in our regional properties, new collective bargaining agreements will be negotiated in 2019 at MGM National Harbor and MGM Springfield. As of December 31, 2018, none of the employees of MGM China are part of a labor union and the resorts are not party to any collective bargaining agreements. In January 2019, we acquired operations in New York that employ approximately 1,000 employees, a portion of which are covered by collective bargaining agreements. We anticipate several of these agreements will be negotiated in 2019. Also, in July 2018, MGP acquired its property in Northfield, Ohio, which continues to be operated (on behalf of MGP) by an affiliate of Hard Rock International (STP), Inc. MGM expects to acquire these operations in the first half of 2019, subject to certain customary closing conditions. The Ohio operation has employees covered by collective bargaining agreements, several of which we anticipate will be negotiated in 2019.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2018 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, such as MGM 2020, and the expected results of MGM 2020, amounts we will spend in capital expenditures and investments, the opening of strategic resort developments, the estimated costs and components associated with those developments, our expectations with respect to future cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•	the possibility that we may not realize all of the anticipated benefits of MGM 2020;

•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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

•	the dependence of MGM Grand Paradise upon gaming promoters for a significant portion of gaming revenues in Macau;
•	changes to fiscal and tax policies;
•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a significant number of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect such gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that future construction, development, or expansion projects will be subject to significant development and construction risks;
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

Any forward-looking statement made by us in this Form 10-K or our 2018 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of February 27, 2019, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	57	Chairman and Chief Executive Officer
William J. Hornbuckle(1)	61	President and Chief Customer Development Officer
Corey I. Sanders(1)	55	Chief Operating Officer
Daniel J. D’Arrigo(1)	50	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	66	Executive Vice President, Chief Diversity and Corporate Responsibility Officer
John M. McManus	51	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	63	Executive Vice President and Chief Accounting Officer

(1)

On February 21, 2019, the Company announced that Mr. D’Arrigo had voluntarily resigned as Executive Vice President, Chief Financial Officer and Treasurer, effective March 1, 2019, and that Mr. Sanders has been appointed Chief Financial Officer and Treasurer and Mr. Hornbuckle has been appointed President and Chief Operating Officer, each effective March 1, 2019.

Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President from December 1999 to December 2012. He served as Chief Operating Officer from August 2007 through December 2008. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Mr. Hornbuckle has served as President since December 2012 and as Chief Customer Development Officer since December 2018. He served as Chief Marketing Officer from August 2009 to August 2014 and President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009.

Mr. Sanders has served as Chief Operating Officer since September 2010. He served as Chief Operating Officer for the Company’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007.

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and as Treasurer since November 2018 and from September 2009 to June 2016. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.

Ms. James has served as Executive Vice President, Chief Diversity and Corporate Responsibility Officer since October 2016. Her role as Chief Diversity Officer began in 2009. She served as Executive Vice President and Special Counsel—Litigation from July 2010 to October 2016. She served as Senior Vice President, Senior Counsel and then Deputy General Counsel of the Company from March 2002 to July 2010.

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2018, we had approximately $15.3 billion of principal amount of indebtedness outstanding, including $750 million of borrowings outstanding and $1.5 billion of available borrowing capacity under our senior secured credit facility, and $2.4 billion and $2.8 billion of debt outstanding under the MGM China and the Operating Partnership credit facilities, respectively. In addition, as of December 31, 2018, the Operating Partnership had $1.9 billion of senior notes outstanding. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM China or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior secured credit facility.

In addition, our substantial indebtedness and significant financial commitments could have important negative consequences on us, including:

•	increasing our exposure to general adverse economic and industry conditions;
•	limiting our flexibility to plan for, or react to, changes in our business and industry;
•

limiting our ability to borrow additional funds for working capital requirements, capital expenditures, debt service requirements, execution of our business strategy (including returning value to our shareholders) or other general operating requirements;

•	making it more difficult for us to make payments on our indebtedness; or
•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished (and, under the master lease we are required to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties subject to the master lease on capital expenditures at those properties). Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness maturing in 2020, and thereafter. Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

•

The agreements governing our senior secured credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. Covenants governing our senior secured credit facility and certain of our debt securities restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase equity, prepay certain debt or make certain investments;
•	incur additional debt;
•	incur liens on assets;
•	sell assets or consolidate with another company or sell all or substantially all of our assets;
•	enter into transactions with affiliates;
•	allow certain subsidiaries to transfer assets or enter into certain agreements; and
•	enter into sale and lease-back transactions.

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

•

We are required to pay a significant portion of our cash flows as fixed and percentage rent under the master lease, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. For the third lease year which commenced on April 1, 2018, we were required to make annual rent payments of $770 million under the master lease. The master lease also provides for fixed annual escalators of 2% on the base rent in the second through sixth years and the possibility for additional 2% increases thereafter subject to the tenant meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period. As a result, our ability to fund our own operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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

Risks Related to our Business

•

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow. The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain business.

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

Most jurisdictions where casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise. Furthermore, certain jurisdictions, including Nevada and New Jersey, have also legalized forms of online gaming and other jurisdictions, including Illinois, have legalized video gaming terminals. Additionally, in May 2018, the United States Supreme Court overturned a federal ban on sports betting that had prohibited single-game gambling in most states, raising the potential for increased competition in sports betting should additional states pass legislation to legalize it.  The expansion of online gaming, sports betting, and other types of gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

•

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. For example, recently the U.S. Department of Justice reversed a 2011 opinion that had concluded that the Wire Act of 1961 was limited to gaming relating to sports; the Department of Justice concluded instead that certain of the Wire Act’s provisions apply also to other forms of wagering activity. This may impact our ability to engage in online gaming in the future. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time by various federal, state, local and foreign legislatures and officials. Increases in gaming taxation could also adversely affect our results. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.2 to this Annual Report on Form 10-K.

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

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. In addition, effective January 1, 2019, smoking in casinos in Macau, including MGM Macau and MGM Cotai, will only be permitted inside specially ventilated smoking rooms, rather than outside smoking areas or VIP areas. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

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

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas imposed by the government), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend in the casino. Most recently, in July 2017, the Chinese government, along with Macau authorities, implemented new facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders and in November 2017 new rules were adopted to control the cross-border transportation of cash and bearer negotiable instruments. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources. Our success in Macau will be impacted by our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of new developments in Macau. While we seek employees from other countries to adequately staff our resorts, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase. Finally, because additional casino projects have commenced operations and other projects are under construction, existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our development in Cotai, Macau, could be negatively impacted.

•

We may not realize all of the anticipated benefits of our MGM 2020 Plan. We have undertaken an initiative to reduce costs, improve efficiencies and further position us for growth. While we believe these initiatives will result in approximately $200 million of annual Adjusted EBITDA benefit by the end of 2020 and an additional $100 million by the end of 2021, our efforts may fail to achieve expected results. Our MGM 2020 Plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual Adjusted EBITDA benefit may differ materially from what we anticipate.

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

•

A significant number of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. We lease eleven of our destination resorts and The Park from a subsidiary of MGP pursuant to the master lease. The master lease has a term of ten years with up to four additional five-year extensions, subject to satisfaction of certain conditions. The master lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to MGP as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations, or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations under the master lease even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the master lease. Our ability to transfer our obligations under the master lease to a third-party with respect to individual properties, should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties, and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the master lease. We may be unable to find an appropriate transferee willing to assume the obligations under the master lease with respect to any such property. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

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

•

James J. Murren, our Chairman, Daniel J. Taylor, one of our directors, and William J. Hornbuckle, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP. James J. Murren serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP and William J. Hornbuckle, and John M. McManus, members of our senior management, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP's management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

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

•

MGM Grand Paradise is dependent upon gaming promoters for a significant portion of gaming revenues in Macau. Gaming promoters, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise’s gaming revenues in Macau. With the rise in gaming in Macau and the recent reduction in the number of licensed gaming promoters in Macau and in the number of VIP rooms operated by licensed gaming promoters, the competition for relationships with gaming promoters has increased. While MGM Grand Paradise is undertaking initiatives to strengthen relationships with gaming promoters, there can be no assurance that it will be able to maintain, or grow, relationships with gaming promoters. In addition, continued reductions in, and new regulations governing, the gaming promoter segment may result in the closure of additional VIP rooms in Macau, including VIP rooms at MGM Macau and MGM Cotai. If MGM Grand Paradise is unable to maintain or grow relationships with gaming promoters, or if gaming promoters are unable to develop or maintain relationships with our high-end customers (or if, as a result of recent market conditions in Macau, gaming promoters encounter difficulties attracting patrons to come to Macau or experience decreased liquidity limiting their ability to grant credit to patrons), MGM Grand Paradise’s ability to grow gaming revenues will be hampered. Furthermore, if existing VIP rooms at MGM Macau and MGM Cotai are closed there can be no assurance that MGM Grand Paradise will be able to locate acceptable gaming promoters to run such VIP rooms in the future in a timely manner, or at all.

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

•

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods, including the recapture of overall domestic losses to the extent of U.S. taxable income. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions concerning future U.S. operating profits and our interpretations of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) based upon guidance issued to date. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

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

•

Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

Furthermore, we expect that MGM China will be able to enforce its gaming debts only in a limited number of jurisdictions, including Macau. To the extent MGM China gaming customers and gaming promoters are from other jurisdictions, MGM China may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM China may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM China remains obligated to pay taxes on uncollectible winnings from customers.

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

•

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM China or any future operations in which we may engage in any other foreign territories, include:

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

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2018, approximately 39,000 of our employees are covered by collective bargaining agreements. In January 2019, we acquired operations in New York that employ approximately 1,000 employees, a portion of which are covered by collective bargaining agreements. We anticipate several of these agreements will be negotiated in 2019. Also, in July 2018, MGP acquired its property in Northfield, Ohio, which continues to be operated (on behalf of MGP) by an affiliate of Hard Rock International (STP), Inc. MGM expects to acquire these operations in the first half of 2019, subject to certain customary closing conditions.  The Ohio operation has employees covered by collective bargaining agreements, several of which we anticipate will be negotiated in 2019. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the National Retirement Fund (which spun-off into a newly established fund as of January 1, 2018), which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

•

The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. In addition, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018, which takes effect in 2020 and provides some of the strongest privacy requirements in the United States.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data may result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software, and tools to provide security for processing of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, but not limited to, computer malware, viruses, hacking and phishing attacks by third parties. In addition, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

We also rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. For instance, there has been an increase in criminal cyber security attacks against companies where customer and company information has been compromised and company data has been destroyed. Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. In addition, our third-party information system service providers face risks relating to cyber security similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

•

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, climate change, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

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

•

Conflicts of interest may arise because certain of our directors and officers are also directors of MGM China, the holding company for MGM Grand Paradise which owns and operates MGM Macau and MGM Cotai. As a result of the initial public offering of shares of MGM China common stock in 2011, MGM China has stockholders who are not affiliated with us, and we and certain of our officers and directors who also serve as officers and/or directors of MGM China may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of MGM China. Decisions that could have different implications for us and MGM China, including contractual arrangements that we have entered into or may in the future enter into with MGM China, may give rise to the appearance of a potential conflict of interest or an actual conflict of interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The location and general characteristics of our properties are provided in Part I, Item 1. Business. Our significant land holdings are described below; unless otherwise indicated, all properties are indirectly owned by us. We also own or lease various other improved and unimproved properties in Las Vegas and other locations in the United States and certain foreign countries.

Domestic land holdings

The following table lists certain of our domestic land holdings on a consolidated basis as of December 31, 2018, including land and ground leases held by a subsidiary of the Operating Partnership, which we lease pursuant to the terms of the master lease.

	Approximate
Name and Location	Acres	Notes
Las Vegas Strip Resorts
Bellagio	77	Approximately two acres of the site are subject to two ground leases.
MGM Grand Las Vegas	102
Mandalay Bay	124
The Mirage	77
Luxor	73	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur	51
New York-New York	23	Includes three acres of land related to The Park entertainment district development located between Park MGM and New York-New York.
Park MGM	21
Circus Circus Las Vegas	102	Includes approximately 34 acres of land located north of Circus Circus Las Vegas.
Regional Operations
MGM Grand Detroit (Detroit, Michigan)	27
Beau Rivage (Biloxi, Mississippi)	42	10 acres are subject to a tidelands lease.
Gold Strike (Tunica, Mississippi)	24
MGM National Harbor (Prince George's County, Maryland)	23	All 23 acres are subject to a ground lease.
Borgata (Atlantic City, New Jersey)	46	11 acres are subject to ground leases.
MGM Springfield (Springfield, Massachusetts)	14
Other
Hard Rock Rocksino Northfield Park (Northfield, Ohio)	113

The land and substantially all of the assets of MGM Grand Las Vegas and Bellagio secure the obligations under our senior credit facility. In addition, the senior credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own MGM Grand Las Vegas and Bellagio.

MGM China

MGM Macau occupies an approximately 10-acre site and MGM Cotai occupies an approximately 18-acre site, both of which are possessed under separate land concession agreements with the Macau government. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the MGM Cotai and MGM Macau land concessions, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The credit facility borrowings are non-recourse to us. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt.

Operating Partnership

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership (the “landlord”), the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor are leased from a subsidiary of the Operating Partnership. The land and substantially all of the assets of MGP’s properties including the Hard Rock Rocksino Northfield Park, other than MGM National Harbor and Empire City, secure the obligations under the Operating Partnership’s credit agreement. These borrowings are non-recourse to us. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt.

Other than as described above, none of our properties are subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

October 1 litigation. We and/or certain of our subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that we and/or certain of our subsidiaries were negligent. We also received letters from attorneys purporting to represent other persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, we removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and we anticipate that there may be additional motions to remand filed in the future. We also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future. In February of 2019, we and plaintiffs’ counsel commenced mediation of these matters.  The above-described litigation currently is stayed pending mediation.

We are currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against these lawsuits and ultimately believe we should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of us or any of our affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. In the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage. The insurance carriers have not expressed a reservation of rights or coverage defense that affects our evaluation of potential losses in connection with these claims. In addition, our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other. We are a party to various legal proceedings, most of which relate to routine matters incidental to our business. Management does not believe that the outcome of such proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MGM.”

There were approximately 3,657 record holders of our common stock as of February 22, 2019.

Dividend Policy

The Company implemented a dividend program in February 2017 pursuant to which it has paid regular quarterly dividends. The amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below. In addition, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the Operating Partnership and MGM China credit facilities each contain limitations on the ability of the applicable subsidiary under each credit agreement to pay dividends to us. There can be no assurance that we will continue to pay dividends in the future.

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2018:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
October 1, 2018 — October 31, 2018	5,968,406	$25.13	5,968,406	$1,389,031
November 1, 2018 — November 30, 2018	—	$—	—	$1,389,031
December 1, 2018 — December 31, 2018	—	$—	—	$1,389,031

On May 10, 2018, the Company announced that its Board of Directors had adopted a $2.0 billion stock repurchase program, and that the previously announced $1.0 billion stock repurchase program had been completed. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Repurchases under the program may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended December 31, 2018 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative Five-Year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2013 to December 31, 2018. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Net revenues	$11,763,096	$10,797,479	$9,478,269	$9,179,590	$10,081,984
Operating income (loss)	1,469,486	1,712,527	2,078,199	(152,838)	1,323,538
Net income (loss)	583,894	2,088,184	1,235,846	(1,037,444)	127,178
Net income (loss) attributable to MGM Resorts International	466,772	1,952,052	1,100,408	(445,515)	(149,873)
Earnings per share:
Basic:
Net income (loss) per share	$0.82	$3.38	$1.94	$(0.82)	$(0.31)
Weighted average common shares	544,253	572,253	568,134	542,873	490,875
Diluted:
Net income (loss) per share	$0.81	$3.34	$1.92	$(0.82)	$(0.31)
Weighted average common shares	549,536	578,795	573,317	542,873	490,875
Dividends declared per common share	$0.48	$0.44	$—	$—	$—
At-year end:
Total assets	$30,210,706	$29,160,042	$28,174,400	$25,215,178	$26,593,914
Total debt, including capital leases	15,153,203	12,922,712	13,000,792	12,713,416	14,063,563
Stockholders' equity	10,469,791	11,611,124	9,941,957	7,764,427	7,628,274
MGM Resorts International stockholders' equity	6,512,283	7,577,061	6,192,825	5,119,927	4,090,917
MGM Resorts International stockholders' equity per share	$12.35	$13.38	$10.79	$9.06	$8.33
Number of shares outstanding	527,480	566,276	574,124	564,839	491,292

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions, Dispositions, and Significant Transactions

•	In 2015, we recorded a gain of $23 million related to the sale of Circus Circus Reno and our 50% interest in Silver Legacy and associated real property.
•	In 2016, we recorded a $401 million gain for our share of CityCenter’s gain on the sale of the Shops at Crystals (“Crystals”).
•	In 2016, we received net proceeds of $1.1 billion in connection with MGP’s IPO.
•	In 2016, we recorded a gain of $430 million on our acquisition of Boyd Gaming’s ownership interest in Borgata on August 1, 2016, and began to consolidate Borgata beginning on that date.
•	In 2016, we opened MGM National Harbor.
•	In 2018, we opened MGM Cotai and MGM Springfield; MGP acquired Northfield.
•	In 2018, we recorded a gain of $45 million related to the sale of our 50% ownership interest in Grand Victoria.

Other

•	In 2014, we recorded an impairment charge of $29 million related to our investment in Grand Victoria.
•	In 2015, we recorded a goodwill impairment charge of $1.5 billion at MGM China and a $17 million impairment charge related to our investment in Grand Victoria.
•	In 2015, we recorded an $80 million gain for our share of CityCenter’s gain resulting from the final resolution of its construction litigation and related settlements.
•	In 2016, we recorded a $67 million loss on early retirement of debt.
•

In 2016, we recorded a $152 million expense related to our strategic decision to exit the fully bundled sales system of NV Energy. In 2017, we then recorded a gain of $45 million related to the NV Energy exit fee modification.

•	In 2017, we recorded a $44 million loss on early retirement of debt.
•	In 2017, we recorded a gain of $36 million related to the Borgata property tax settlement.

•	In 2017, we recorded a $1.4 billion tax benefit related to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”). In 2018, we then recorded a $20 million tax expense related to the Tax Act.
•	In 2018, we received $24 million in business interruption insurance proceeds related to the October 1, 2017 shooting in Las Vegas.

Additionally, on January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers (Topic 606)” on a full retrospective basis. Accordingly, financial data as of and for the years ended December 31, 2018, 2017, and 2016, and the income statement data for the years ended December 31, 2018, 2017, 2016 and 2015, reflect such adoption.

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

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position and returning capital to shareholders, we are also dedicated to capitalizing on strategic development or initiatives.

During the year ended December 31, 2018, Las Vegas visitor volume decreased 0.2%, Las Vegas Strip REVPAR increased 1% and Las Vegas Strip gaming revenue increased by 2% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. Results of operations for our Las Vegas Strip Resorts during 2018 were negatively impacted by disruption related to the repositioning and rebranding of Park MGM, discussed below.

Our Regional Operations results are driven and affected by the increasingly competitive jurisdictions that they operate in, including the expansion of other jurisdictions that permit gaming. Results of operations at our Regional Operations were negatively affected by the opening of two casino resorts in Atlantic City, New Jersey in June 2018, which impacted Borgata’s operating results, and benefitted from the opening of MGM Springfield in August 2018, discussed below.

Gross gaming revenue in the Macau market increased 14% in 2018 compared to 2017, primarily as a result of growth on the Cotai Strip. Additionally, according to statistics published by the Statistics and Census Service of the Macau Government, visitor arrivals increased 10% and overnight visitors increased 7% in 2018 compared to 2017. As a significant number of MGM Macau’s customers are from mainland China, we believe operating results at MGM Macau are affected by economic conditions in mainland China as well as certain policy initiatives enacted in mainland China and Macau. Despite concerns over the sustainability of economic growth in China, we expect the Macau market to grow on a long-term basis due to further development and penetration of the mainland China market and infrastructure improvements expected to facilitate more convenient travel to and within Macau. We believe recent trends reflect stabilization and growth within the Macau market as gross gaming revenue has increased consistently over the last several years. Additionally, we have seen growth due to the opening of MGM Cotai in February 2018.

Pursuant to a master lease agreement between the tenant and the landlord, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements, and Note 17 in the accompanying consolidated financial statements for information regarding the master lease with MGP. All intercompany transactions, including transactions under the master lease, have been eliminated in consolidation.

In July 2018, MGP completed its acquisition of the membership interests of Northfield, an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park. Simultaneously with the close of the transaction, MGP entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. to continue to serve as the manager of the property. See Note 4 and Note 17 in the accompanying financial statements for information regarding this acquisition, the Empire City Acquisition, the Northfield OpCo sale, and the Park MGM Lease Transaction.

In January 2019, we announced the implementation of the MGM 2020 plan to further reduce costs, improve efficiencies and position us for growth. We expect to deliver annualized Adjusted EBITDA benefit of $300 million in aggregate, consisting of $200 million by the end of 2020 and an additional $100 million by the end of 2021. The MGM 2020 plan will be a company-wide, business-optimization initiative aimed to leverage a more centralized organization to maximize profitability and, through key investments in technology, lay the groundwork for our digital transformation to drive revenue growth.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 22% to 26% of table games drop and 18% to 21% of table games drop at our Las Vegas Strip Resorts and Regional Operations, respectively, and our normal slots hold percentage is in the range of 8.5% to 9% of slots handle and 9% to 9.5% of slots handle at our Las Vegas Strip Resorts and Regional Operations, respectively; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators: MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.7% to 3.3% of turnover. Win for main floor gaming operations at MGM China is typically in the range of 16% to 22% of table games drop.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

Summary Financial Results

The following table summarizes our operating results:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net revenues	$11,763,096	$10,797,479	$9,478,269
Operating income	1,469,486	1,712,527	2,078,199
Net income	583,894	2,088,184	1,235,846
Net income attributable to MGM Resorts International	466,772	1,952,052	1,100,408

Summary Operating Results

Consolidated net revenues for 2018 increased 9% compared to 2017 due primarily to the opening of MGM Cotai on February 13, 2018 and the opening of MGM Springfield on August 24, 2018. Consolidated net revenues for 2017 increased 14% compared to 2016 due primarily to the full year of operations at Borgata and MGM National Harbor, an increase in casino revenue and rooms revenue at our Las Vegas Strip Resorts and an increase in casino revenue at MGM China, as discussed further below.

Consolidated operating income in 2018 decreased 14% compared to 2017. Consolidated operating income in 2018 benefited from a $45 million gain related to the sale of Grand Victoria and also included $24 million of business interruption insurance proceeds primarily at Mandalay Bay. The prior year period included a benefit of $36 million related to Borgata’s share of a property tax settlement from Atlantic City and a benefit of $45 million related to the modification of the NV Energy exit fee, which included the benefit recognized at our Las Vegas Strip Resorts as well as our 50% share of the benefit recognized at CityCenter. Consolidated operating income was negatively affected by the ramp up of operations at our recently opened MGM Springfield and MGM Cotai resorts inclusive of depreciation expense associated with the new resorts, disruption related to the rebranding at Park MGM, and an increase in corporate expense discussed below. In addition, preopening and start-up expenses increased as discussed below in “Operating Results – Details of Certain Charges.” Corporate expense, including share-based compensation for corporate employees, increased to $419 million in 2018 from $357 million in 2017, and included $19 million in transaction costs, MGM China corporate expense of $19 million, and costs incurred related to the corporate brand campaign and the MGM 2020 and finance modernization initiatives. Depreciation and amortization expense related to certain assets at MGM China of $166 million was included in corporate in our non-GAAP reconciliations included herein for 2018. Income from unconsolidated affiliates was $148 million in 2018 compared to $146 million in 2017.

Consolidated operating income was $1.7 billion in 2017 and included the impact of the items discussed above as well as a full year of operations at Borgata and MGM National Harbor. Operating income of $2.1 billion in 2016 included a $430 million gain recognized on the Borgata acquisition and a $401 million gain related to the sale of Crystals at CityCenter, which was partially offset by charges of $152 million of NV Energy exit expense associated with our strategic decision to exit the fully bundled sales system of NV Energy. Operating income in 2017 also benefitted from a decrease in preopening expense as discussed below in “Operating Results – Details of Certain Charges.” Corporate expense increased to $357 million in 2017 from $313 million in 2016, primarily from a $16 million charge for the Operating Partnership’s share of real estate transfer taxes recorded in connection with the MGM National Harbor transaction, with the remainder of the increase primarily related to corporate brand campaign expenses, legal expenses, and charitable contributions. Income from unconsolidated affiliates was $146 million in 2017 compared to $528 million in 2016, which included the gain related to the sale of Crystals.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Las Vegas Strip Resorts
Table games win	$949,055	$931,508	$909,101
Slots win	1,140,269	1,106,192	1,100,761
Other	62,249	67,150	60,620
Less: Incentives	(743,840)	(668,020)	(675,662)
Casino revenue	1,407,733	1,436,830	1,394,820
Rooms	1,776,029	1,778,869	1,762,850
Food and beverage	1,402,378	1,410,496	1,432,717
Entertainment, retail and other	1,130,532	1,119,928	1,074,307
Non-casino revenue	4,308,939	4,309,293	4,269,874
	5,716,672	5,746,123	5,664,694
Regional Operations
Table games win	793,754	722,966	341,090
Slots win	1,947,325	1,784,452	1,137,719
Other	108,690	92,377	32,268
Less: Incentives	(822,844)	(764,992)	(493,220)
Casino revenue	2,026,925	1,834,803	1,017,857
Rooms	318,017	319,049	182,809
Food and beverage	428,934	410,143	235,383
Entertainment, retail and other	160,645	145,725	84,108
Non-casino revenue	907,596	874,917	502,300
	2,934,521	2,709,720	1,520,157
MGM China
VIP table games win	1,235,387	1,099,303	1,111,904
Main floor table games win	1,391,454	1,044,415	990,520
Slots win	284,919	180,500	161,972
Less: Commissions and incentives	(716,616)	(582,583)	(569,373)
Casino revenue	2,195,144	1,741,635	1,695,023
Rooms	118,527	54,824	57,367
Food and beverage	114,862	51,330	51,237
Entertainment, retail and other	21,424	10,371	8,331
Non-casino revenue	254,813	116,525	116,935
	2,449,957	1,858,160	1,811,958
Reportable segment net revenues	11,101,150	10,314,003	8,996,809
Corporate and other	661,946	483,476	481,460
	$11,763,096	$10,797,479	$9,478,269

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 2% in 2018 compared to 2017, primarily due to an increase in customer incentives. Las Vegas Strip Resorts casino revenue increased 3% in 2017 compared to 2016, primarily due to a 2% increase in table games win.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Table Games Drop	$3,857	$3,777	$3,723
Table Games Win %	24.6%	24.7%	24.4%
Slots Handle	$12,569	$12,396	$12,437
Slots Hold %	9.1%	8.9%	8.9%

Las Vegas Strip Resorts rooms revenue was $1.8 billion in both 2018 and 2017. Las Vegas Strip Resorts rooms revenue increased 1% in 2017 compared to 2016 as a result of a 2% increase in REVPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2018	2017	2016
Occupancy	91%	91%	93%
Average Daily Rate (ADR)	$161	$160	$154
Revenue per Available Room (REVPAR)	147	146	143

Las Vegas Strip Resorts food and beverage revenue decreased 1% in 2018 compared to 2017 primarily driven by disruption related to the rebranding of Park MGM and NoMad Las Vegas and the closure of certain restaurants, partially offset by an increase in catering and banquets revenue. Las Vegas Strip Resorts food and beverage revenue decreased 2% in 2017 compared to 2016 primarily due to a decrease related to the rebranding of Park MGM and NoMad Las Vegas.

Las Vegas Strip Resorts entertainment, retail and other revenues increased 1% in 2018 compared to 2017 due primarily to an increase in parking fees and in-room mini bar revenue. Las Vegas Strip Resorts entertainment, retail and other revenues increased 4% in 2017 compared to 2016 due primarily to the opening of the Park Theater in December 2016, parking fees and ATM commissions.

Regional Operations

Regional Operations casino revenue increased 10% in 2018 compared to 2017 primarily due to the opening of MGM Springfield and an 18% increase in both table games win and slots win at MGM National Harbor. Regional Operations casino revenue increased 80% in 2017 compared to 2016 due primarily to a full year of contributions from Borgata and MGM National Harbor, compared to a partial year of contributions in 2016.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Table Games Drop	$4,038	$3,872	$1,877
Table Games Win %	19.7%	18.7%	18.2%
Slots Handle	$21,468	$19,634	$12,590
Slots Hold %	9.1%	9.1%	9.0%

Regional Operations rooms revenue decreased less than 1% in 2018 compared to 2017 due primarily to a 2% decrease in REVPAR primarily related to inclement weather and increased competition in the Atlantic City, New Jersey market, which was partially offset by contributions from MGM Springfield. Regional Operations rooms revenue increased 75% in 2017 compared to 2016 due primarily to a full year of contributions from Borgata and MGM National Harbor, compared to a partial year of contributions in 2016.

Regional Operations food and beverage revenue increased 5% in 2018 compared to 2017 due primarily to contributions from MGM Springfield. Regional Operations food and beverage revenue increased 74% in 2017 compared to 2016 due primarily to a full year of contributions from Borgata and MGM National Harbor, compared to a partial year of contributions in 2016.

Regional Operations entertainment, retail and other revenue increased 10% in 2018 compared to 2017 due primarily to contributions from MGM Springfield and an increase in revenue from headliner shows at Borgata. Regional Operations entertainment, retail and other revenue increased 73% in 2017 compared to 2016 due primarily to a full year of contributions from Borgata and MGM National Harbor, compared to a partial year of contributions in 2016.

MGM China

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
VIP Table Games Turnover	$40,599	$34,533	$34,613
VIP Table Games Win %	3.0%	3.2%	3.2%
Main Floor Table Games Drop	$7,566	$5,159	$5,256
Main Floor Table Games Win %	18.4%	20.2%	18.8%

MGM China net revenue increased 32% in 2018 compared to 2017 and benefited from the opening of MGM Cotai, which contributed $729 million of net revenues. Main floor table games win increased 33% compared to the prior year period due to the opening of MGM Cotai. VIP table games win increased 12% compared to the prior year period due to the opening of VIP junket rooms in September 2018 at MGM Cotai. MGM China net revenue increased 3% in 2017 compared to 2016 primarily as a result of an increase in main floor table games win of 5%, which was partially offset by a 1% decrease in VIP table games win.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement and $133 million in net revenues from MGP’s Northfield casino, subsequent to its acquisition in July 2018. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $425 million, $402 million and $397 million for 2018, 2017 and 2016, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDA

The following table presents a detail of Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Adjusted EBITDA
Las Vegas Strip Resorts	$1,705,479	$1,780,600	$1,661,921
Regional Operations	759,096	731,916	399,701
MGM China	568,294	535,524	529,281
Reportable segment Adjusted Property EBITDA	3,032,869	3,048,040	2,590,903
Corporate and other	(224,800)	(213,908)	203,193
	$2,808,069	$2,834,132	$2,794,096

Las Vegas Strip Resorts

Adjusted Property EBITDA at our Las Vegas Strip Resorts decreased 4% in 2018 compared to 2017 due primarily to a decrease in casino revenue, as discussed above, and was also impacted by disruption related to the rebranding of Park MGM, which was partially offset by business interruption insurance proceeds, as discussed above. Adjusted Property EBITDA margin decreased in 2018 by 115 basis points compared to 2017 to 29.8%.

Adjusted Property EBITDA at our Las Vegas Strip Resorts increased 7% in 2017 compared to 2016 due primarily to an increase in casino and non-casino revenue, as discussed above. Adjusted Property EBITDA margin increased 165 basis points from 2016 to 31.0% due to an increase in casino and non-casino revenue as discussed above as well as a decrease in general and administrative expense related to payroll costs and utilities.

Regional Operations

Adjusted Property EBITDA at our Regional Operations increased 4% in 2018 compared to 2017 and benefitted from the opening of MGM Springfield and an increase in casino and non-casino revenue, as discussed above. Adjusted Property EBITDA margin decreased in 2018 by 114 basis points compared to 2017 to 25.9%, primarily as a result of the ramp up of operations at MGM Springfield, as well as a decrease in Adjusted Property EBITDA margin at Borgata due to a decrease in casino, rooms and food and beverage revenue as a result of inclement weather and increased competition in Atlantic City, New Jersey.

Adjusted Property EBITDA at our Regional Operations increased 83% in 2017 compared to 2016 and benefitted from a full year of operations at Borgata and National Harbor. Adjusted Property EBITDA margin was 27.0% in 2017 compared to 26.3% in 2016.

MGM China

MGM China’s Adjusted Property EBITDA increased 6% in 2018 compared to 2017 due primarily to the opening of MGM Cotai. Excluding intercompany license fees of $43 million and $34 million for the years ended December 31, 2018 and 2017, respectively, Adjusted Property EBITDA increased 7% compared to 2017. Adjusted Property EBITDA margin was 23.2% in 2018 compared to 28.8% in 2017, decreasing primarily as a result of the ramp up of operations at MGM Cotai and a decrease in win percentages for both main floor and VIP table games at MGM Macau.

MGM China’s Adjusted Property EBITDA increased 1% in 2017 compared to 2016. Excluding intercompany license fees of $34 million for both the years ended December 31, 2017 and 2016, Adjusted Property EBITDA increased 1% compared to 2016. Adjusted Property EBITDA margin was 28.8% in 2017 compared to 29.2% in 2016 and decreased in part as a result of a 7% increase in general and administrative expense.

Corporate and other

Adjusted EBITDA related to corporate and other in 2018 decreased compared to the prior year due primarily to an increase in stock-based compensation, and an increase in corporate expense as described in “Summary Operating Results,” which was partially offset by the inclusion of $45 million of Adjusted Property EBITDA related to MGP’s Northfield casino.

Adjusted EBITDA related to corporate and other in 2017 decreased compared to the prior year due to our share of the gain recognized in 2016 from the sale of Crystals at CityCenter, the gain on the acquisition of Borgata in 2016 and an increase in stock-based compensation, partially offset by the cessation of equity method accounting for Borgata subsequent to the acquisition and an increase in corporate expense as described in “Summary Operating Results.” See “Operating Results – Income from Unconsolidated Affiliates” for further discussion regarding CityCenter.

Operating Results – Details of Certain Charges

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
MGM China	$64,341	$86,970	$27,848
MGM Springfield	60,787	22,881	26,210
Park MGM rebranding	22,569	6,498	589
MGM National Harbor	163	366	77,242
Other	3,532	1,760	8,186
	$151,392	$118,475	$140,075

Preopening and start-up expenses increased in 2018 due primarily to an increase in preopening and start-up expenses at MGM Springfield (which opened in August 2018) and at Park MGM as part of the property’s rebranding, which was partially offset by a decrease in preopening at MGM China due to the opening of MGM Cotai in February 2018.

Preopening and start-up expenses decreased in 2017 compared to 2016 due primarily to a decrease in preopening and start-up expenses at MGM National Harbor (as it opened in December 2016), partially offset by an increase in preopening and start-up expenses at MGM China related to MGM Cotai and at Park MGM as part of the property’s rebranding.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Gain on sale of Grand Victoria	$(44,703)	$—	$—
Other property transactions, net	53,850	50,279	17,078
	$9,147	$50,279	$17,078

See Note 15 to the accompanying consolidated financial statements for a discussion of property transactions, net for the years ended December 31, 2018, 2017 and 2016.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CityCenter	$138,383	$133,400	$445,852
Borgata (through July 31, 2016)	—	—	61,169
Other	9,307	12,822	21,266
	$147,690	$146,222	$528,287

We completed our acquisition of Borgata on August 1, 2016 and therefore began to consolidate Borgata beginning on that date. Prior thereto our 50% ownership interest in Borgata was accounted for under the equity method.

In 2018, our share of CityCenter’s operating results, including certain basis difference adjustments, was $138 million compared to $133 million in 2017, primarily due to a $12 million gain on the sale of Mandarin Oriental that we recognized in 2018 related to the reversal of basis differences in excess of our share of the loss recorded by CityCenter. At Aria, casino revenues decreased 2% in 2018 compared to 2017 due to an increase in incentives and a decrease in table games hold. CityCenter’s non-casino revenues increased 7% in 2018 compared to 2017 primarily related to an increase in food and beverage revenue due in part to an increase in restaurant revenues and an increase in catering and banquets during the year.

In 2017, our share of CityCenter’s operating results, including certain basis difference adjustments, was $133 million compared to $446 million in 2016, primarily due to our $401 million share of a gain recognized by CityCenter on the sale of Crystals and the corresponding reversal of certain basis differences in 2016. At Aria, casino revenues increased 11% in 2017 compared to 2016 due to an increase in table games win and slots win. Rooms revenue increased 4% in 2017 compared to 2016 related to an increase in REVPAR and food and beverage revenue increased 6% in 2017 due in part to an increase in catering and banquets during the year.

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total interest incurred	$821,229	$779,855	$814,731
Interest capitalized	(51,716)	(111,110)	(119,958)
	$769,513	$668,745	$694,773

Gross interest expense in 2018 increased $41 million compared to 2017 due to an increase in the average debt outstanding relating to our senior notes and our credit facilities and an increase in the weighted average interest rate of our credit facilities, partially offset by a decrease in amortization of debt issuance costs. Gross interest expense decreased in 2017 compared to 2016 primarily as a result of a decrease in the average debt outstanding related to our senior notes and a decrease in the weighted average interest rate of our senior notes. This was partially offset by an increase in the average debt outstanding under our credit facilities and an increase in amortization of debt issuance costs. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Capitalized interest in 2018 decreased from 2017 due primarily to the substantial completion of MGM Cotai in February 2018, partially offset by an increase related to the MGM Springfield project, which was substantially completed in August 2018. Capitalized interest in 2017 decreased from 2016 due primarily to the opening of MGM National Harbor in December 2016, partially offset by the MGM Cotai and MGM Springfield projects.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates decreased $18 million in 2017 compared to 2016, due primarily to the acquisition of Borgata on August 1, 2016, at which time, we began to consolidate Borgata. Prior thereto, our 50% ownership interest in Borgata was accounted for under the equity method.

Other, net. Other expense in 2018 decreased $30 million compared to 2017 due primarily to the loss incurred on early retirement of debt in 2017 of $44 million related to our early retirement of the 11.375% senior notes due 2018 and the MGM National Harbor credit facility. Other expense in 2017 decreased $24 million compared to 2016 primarily due to the loss on the early retirement of debt in 2016 of $65 million related to our 7.625% senior notes due 2017, our 7.5% senior notes due 2016, our 10% senior notes due 2016, and our prior senior credit facility, offset by the loss on early retirement of debt incurred in 2017 as described above.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income before income taxes	$634,006	$960,790	$1,257,589
Benefit (provision) for income taxes	(50,112)	1,127,394	(21,743)
Effective income tax rate	7.9%	(117.3)%	1.7%
Federal, state and foreign income taxes paid, net of refunds	$(10,100)	$181,651	$68,236

Our effective tax rate for 2018 was favorably impacted by the reduction in the U.S. federal income tax rate from 35% to 21%, the reversal of Macau shareholder dividend tax that was accrued in 2017 upon receipt of the extension of the annual fee arrangement, partially offset by SAB 118 measurement period tax expense related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”).  Our effective tax rate in 2017 was favorably impacted by a non-recurring, non-cash income tax benefit of $1.4 billion resulting from the remeasurement of deferred tax assets and liabilities required due to the enactment of the Tax Act, partially offset by the accrual of the Macau shareholder dividend tax. Our effective tax rate in 2016 was favorably impacted by income tax benefits attributable to a decrease in valuation allowance on foreign tax credit (“FTC”) carryovers and permanent exclusion of a portion of the gain on the Borgata transaction, partially offset by income tax expense attributable to the remeasurement of Macau deferred tax liabilities resulting from a change in assumption concerning renewal of the exemption from the Macau complementary tax on gaming profits.

Cash taxes paid decreased in 2018 primarily due to the impact of the Tax Act changes, most notably the increase in the recapture of overall domestic losses from 50 percent of U.S. taxable income to 100 percent of U.S. taxable income, resulting in increased FTC carryover usage.  Cash taxes paid increased in 2017 compared to 2016 primarily due to an increase in federal income taxes paid resulting from increased U.S. taxable income and state income taxes attributable to Borgata, which has been consolidated since the August 2016 acquisition of Boyd Gaming’s interest in the company.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. “Adjusted Property EBITDA margin” is Adjusted Property EBITDA divided by net revenues. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

We believe that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA, and Adjusted Property EBITDA margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of domestic resorts operating performance.

Adjusted EBITDA, Adjusted Property EBITDA or Adjusted Property EBITDA margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA, Adjusted Property EBITDA or Adjusted Property EBITDA margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA, Adjusted Property EBITDA or Adjusted Property EBITDA margin information may calculate Adjusted EBITDA, Adjusted Property EBITDA or Adjusted Property EBITDA margin in a different manner.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income attributable to MGM Resorts International	$466,772	$1,952,052	$1,100,408
Plus: Net income attributable to noncontrolling interests	117,122	136,132	135,438
Net income	583,894	2,088,184	1,235,846
Provision (benefit) for income taxes	50,112	(1,127,394)	21,743
Income before income taxes	634,006	960,790	1,257,589
Non-operating expense
Interest expense, net of amounts capitalized	769,513	668,745	694,773
Non-operating items from unconsolidated affiliates	47,827	34,751	53,139
Other, net	18,140	48,241	72,698
	835,480	751,737	820,610
Operating income	1,469,486	1,712,527	2,078,199
NV Energy exit expense	—	(40,629)	139,335
Preopening and start-up expenses	151,392	118,475	140,075
Property transactions, net	9,147	50,279	17,078
Gain on Borgata transaction	—	—	(430,118)
Depreciation and amortization	1,178,044	993,480	849,527
Adjusted EBITDA	$2,808,069	$2,834,132	$2,794,096

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2018
			Preopening	Property	Depreciation
	Operating	NV Energy	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$405,221	$—	$—	$1,661	$82,984	$489,866
MGM Grand Las Vegas	304,590	—	—	750	66,226	371,566
Mandalay Bay	174,268	—	—	787	90,686	265,741
The Mirage	94,226	—	—	1,677	35,961	131,864
Luxor	81,197	—	114	562	38,876	120,749
New York-New York	112,570	—	—	250	24,802	137,622
Excalibur	91,394	—	—	68	19,793	111,255
Park MGM	(75,060)	—	22,569	19,901	46,880	14,290
Circus Circus Las Vegas	43,592	—	—	402	18,532	62,526
Las Vegas Strip Resorts	1,231,998	—	22,683	26,058	424,740	1,705,479
MGM Grand Detroit	173,515	—	—	(95)	22,397	195,817
Beau Rivage	76,855	—	51	510	26,490	103,906
Gold Strike Tunica	43,066	—	45	71	8,899	52,081
Borgata	139,935	—	—	936	57,523	198,394
MGM National Harbor	119,383	—	163	271	75,292	195,109
MGM Springfield	(34,757)	—	32,435	—	16,111	13,789
Regional Operations	517,997	—	32,694	1,693	206,712	759,096
MGM Macau	406,763	—	—	630	70,728	478,121
MGM Cotai	(190,959)	—	64,341	24,224	192,567	90,173
MGM China	215,804	—	64,341	24,854	263,295	568,294
Unconsolidated resorts	144,369	—	3,321	—	—	147,690
Management and other operations	55,465	—	—	178	19,147	74,790
	2,165,633	—	123,039	52,783	913,894	3,255,349
Stock compensation	(68,211)	—	—	—	—	(68,211)
Corporate	(627,936)	—	28,353	(43,636)	264,150	(379,069)
	$1,469,486	$—	$151,392	$9,147	$1,178,044	$2,808,069

	Year Ended December 31, 2017
			Preopening		Depreciation
	Operating	NV Energy	and Start-up	Property	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Transactions, Net	Amortization	EBITDA
	(In thousands)
Bellagio	$419,462	$(6,970)	$—	$924	$92,320	$505,736
MGM Grand Las Vegas	279,841	(7,424)	6	1,752	70,510	344,685
Mandalay Bay	169,828	(8,524)	—	590	96,577	258,471
The Mirage	140,881	(4,043)	—	304	39,854	176,996
Luxor	89,127	(3,394)	—	2,428	38,489	126,650
New York-New York	107,953	(2,025)	(162)	720	28,550	135,036
Excalibur	97,382	(2,658)	—	485	18,352	113,561
Park MGM	(30,659)	(2,461)	6,532	33,510	42,269	49,191
Circus Circus Las Vegas	55,256	(3,130)	452	940	16,756	70,274
Las Vegas Strip Resorts	1,329,071	(40,629)	6,828	41,653	443,677	1,780,600
MGM Grand Detroit	153,533	—	—	—	22,747	176,280
Beau Rivage	62,543	—	—	370	24,865	87,778
Gold Strike Tunica	43,722	—	—	91	9,069	52,882
Borgata	206,445	—	1,430	1,417	71,878	281,170
MGM National Harbor	50,696	—	366	—	82,744	133,806
Regional Operations	516,939	—	1,796	1,878	211,303	731,916
MGM China	204,190	—	86,970	6,286	238,078	535,524
Unconsolidated resorts	146,222	—	—	—	—	146,222
Management and other operations	18,913	—	—	—	7,925	26,838
	2,215,335	(40,629)	95,594	49,817	900,983	3,221,100
Stock compensation	(60,936)	—	—	—	—	(60,936)
Corporate	(441,872)	—	22,881	462	92,497	(326,032)
	$1,712,527	$(40,629)	$118,475	$50,279	$993,480	$2,834,132

	Year Ended December 31, 2016
				Property
				Transactions, Net
			Preopening	and Gain on	Depreciation
	Operating	NV Energy	and Start-up	Borgata	and	Adjusted
	Income (Loss)	Exit Expense	Expenses	Transaction	Amortization	EBITDA
	(In thousands)
Bellagio	$368,106	$23,815	$—	$118	$88,783	$480,822
MGM Grand Las Vegas	232,492	25,365	82	1,719	72,188	331,846
Mandalay Bay	114,717	29,123	252	2,377	89,655	236,124
The Mirage	86,035	13,813	—	44	40,270	140,162
Luxor	57,848	11,594	1,625	708	36,612	108,387
New York-New York	93,316	7,439	479	210	20,432	121,876
Excalibur	72,023	9,083	—	4,405	16,152	101,663
Park MGM	33,547	8,409	1,929	1,131	34,102	79,118
Circus Circus Las Vegas	33,450	10,694	—	816	16,963	61,923
Las Vegas Strip Resorts	1,091,534	139,335	4,367	11,528	415,157	1,661,921
MGM Grand Detroit	146,722	—	—	(59)	23,608	170,271
Beau Rivage	68,210	—	—	(172)	25,880	93,918
Gold Strike Tunica	39,409	—	—	67	9,792	49,268
Borgata	34,271	—	90	8,652	33,923	76,936
MGM National Harbor	(13,914)	—	17,986	—	5,236	9,308
Regional Operations	274,698	—	18,076	8,488	98,439	399,701
MGM China	263,809	—	27,848	(216)	237,840	529,281
Unconsolidated resorts	525,119	—	3,168	—	—	528,287
Management and other operations	3,382	—	1,150	29	7,505	12,066
	2,158,542	139,335	54,609	19,829	758,941	3,131,256
Stock compensation	(53,503)	—	—	—	—	(53,503)
Corporate	(26,840)	—	85,466	(432,869)	90,586	(283,657)
	$2,078,199	$139,335	$140,075	$(413,040)	$849,527	$2,794,096

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$1,722,539	$2,206,411	$1,533,972
Net cash used in investing activities	(2,083,021)	(1,580,592)	(2,276,204)
Net cash provided by (used in) financing activities	389,234	(568,778)	519,422

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.7 billion in 2018 compared to $2.2 billion in 2017. Operating cash flows decreased in the current period primarily due to the change in working capital related to timing of significant purchases of chips by gaming promoters at MGM China, as well as a decrease in consolidated operating income, and an increase in cash paid for interest. In 2018 we received net cash tax refunds of $10 million compared to cash paid for taxes of $182 million in 2017 primarily as a result of the Tax Act.

Cash provided by operating activities in 2017 in comparison to 2016 was positively affected by increase in operating income at our Las Vegas Strip Resorts and Regional Operations and changes in working capital primarily related to the timing of significant purchases of chips by gaming promoters at MGM China, partially offset by an increase in cash paid for taxes to $182 million in 2017 compared to $68 million in 2016.

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

Cash used in investing activities in 2018 increased in comparison to 2017 as a result of the $1.0 billion outflow by the Operating Partnership for the Northfield acquisition, partially offset by a decrease of $377 million in capital expenditures as well as an inflow of $164 million for proceeds received related to the sale of our investment in Grand Victoria. The decrease in capital expenditures from 2018 to 2017 of $377 million primarily reflects less expenditures for the developments of MGM Cotai and MGM National Harbor, partially offset by increased expenditures for MGM Springfield and the rebranding at Park MGM, as discussed in further detail below.

Cash used in investing activities in 2017 decreased in comparison to 2016 as a result of the $559 million outflow for the Borgata acquisition in 2016 as well as a $398 million decrease in capital expenditures, partially offset by a decrease of $240 million in the distributions received from CityCenter.  The decrease in capital expenditures from 2016 to 2017 of $398 million primarily reflects less expenditures for the developments of MGM Cotai and MGM National Harbor, partially offset by increased expenditures for MGM Springfield and the rebranding of Park MGM, as discussed in further detail below.

Capital Expenditures

In 2018, we had capital expenditures of $1.5 billion, of which $376 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $340 million related to the construction of MGM Cotai and $36 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $1.1 billion included $368 million related to the construction of MGM Springfield, $228 million related to the Park MGM rebranding project, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

In 2017, we had capital expenditures of $1.9 billion, which included $908 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $856 million related to the construction of MGM Cotai and $53 million related to improvements at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $956 million included $269 million related to the construction of MGM Springfield, $221 million related to the rebranding at Park MGM, and $195 million primarily related to the finalization of construction of MGM National Harbor, as well as various resorts’ room remodels, construction of additional convention space at MGM Grand Las Vegas, the parking garage at Excalibur, a waterpark at Circus Circus, and various restaurant and entertainment venue remodels.

In 2016, we had capital expenditures of $2.3 billion, which included $971 million at MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $948 million related to the construction of MGM Cotai and $23 million related to improvements at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $1.3 billion included $741 million related to the construction of MGM National Harbor, $121 million related to the construction of MGM Springfield, $39 million related to the construction of The Park, as well as various room remodels including the tower rooms at Mandalay Bay, construction of additional exhibit space at the Mandalay Bay Convention Center, construction of the Park Theater and rebranding at Park MGM, construction of the parking garage at Excalibur and restaurant and entertainment venue remodels.

Financing activities. Cash provided by financing activities increased in 2018 from the cash used in financing activities in 2017 primarily as a result of net borrowings of debt in 2018 of $2.2 billion in comparison to net repayments of debt in 2017 of $138 million, partially offset by MGP’s issuance of class A shares in 2017, and an increase in shares repurchased in 2018 compared to 2017.

Cash used in financing activities decreased in 2017 from the cash provided by financing activities in 2016 primarily as a result of the net proceeds of $1.1 billion from MGP’s issuance of class A shares in 2016 compared to the net proceeds of  $388 million from MGP’s issuance of class A shares in 2017, dividends that we began paying in 2017, as well as an increase of $67 million in distributions to noncontrolling interest owners, partially offset by net payments of debt in 2017 of $138 million compared to net repayments of debt of $301 million in 2016 as well as the $100 million paid in 2016 as part of consideration for the purchase of additional shares of MGM China.

Borrowings (repayments) of debt

In 2018, we borrowed net debt of $2.2 billion which primarily consisted of the issuance of $1.0 billion 5.750% senior notes due 2025, $368 million of net borrowings on our senior credit facility, $137 million of net borrowings on the MGM China credit facility, and $728 million of net borrowings on the Operating Partnership senior credit facility. Additionally, we paid $77 million of debt issuance costs related to the amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018, the amendment of our senior credit facility in December 2018, and the issuance of the $1.0 billion 5.750% senior notes.

In  2017, we repaid net debt of $138 million which primarily consisted of a $135 million draw on our senior credit facility, a $462 million draw on the MGM China credit facility, and a $28 million draw on the MGM National Harbor credit facility, as well as the Operating Partnership’s issuance of $350 million 4.50% senior notes due 2028 in connection with the MGM National Harbor transaction, partially offset by the redemption of our $475 million 11.375% senior notes at a premium, the repayment of $478 million MGM National Harbor credit facility, as well as amortization payments of $132 million on our term loan facilities.

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

MGM Resorts International stock repurchase program. In May 2018, our Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. We repurchased approximately $1.3 billion and $328 million of our common stock in connection with the program in 2018 and 2017, respectively.

MGM Resorts International dividends. During 2018, we paid dividends each quarter of $0.12 per share, totaling $261 million for the year. On February 13, 2019 the Board of Directors approved a quarterly dividend to holders of record on March 8, 2019 of $0.13 per share, totaling approximately $70 million, which will be paid on March 15, 2019. During 2017, we paid dividends each quarter of $0.11 per share, totaling $252 million for the year.

Operating Partnership distributions and MGP dividends. The Operating Partnership paid the following distributions to its partnership unit holders:

•	$119 million distribution paid in January 2019, of which we received $87 million and MGP received $32 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$454 million of distributions paid in 2018, of which we received $333 million and MGP received $121 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$385 million of distributions paid in 2017, of which we received $290 million and MGP received $95 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$151 million of distributions paid in 2016, of which we received $113 million and MGP received $38 million, which MGP concurrently paid as a dividend to its Class A shareholders.

MGM China dividends. MGM China paid the following dividends to its shareholders:

•	$78 million of dividends paid in 2018, of which we received $44 million and noncontrolling interests received $34 million;

•	$134 million of dividends paid in 2017, of which we received $75 million and noncontrolling interests received $59 million; and
•	$104 million of dividends paid in 2016, of which we received $53 million and noncontrolling interests received $51 million.

Other Factors Affecting Liquidity

Anticipated uses of cash. We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior secured credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our senior secured credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, and contractual obligations in addition to planned capital expenditures and acquisitions.

We held cash and cash equivalents of $1.5 billion at December 31, 2018, of which MGM China held $510 million and the Operating Partnership held $60 million. At December 31, 2018, we had $15.3 billion in principal amount of indebtedness, including $750 million of borrowings outstanding under our $2.3 billion senior secured credit facility, $2.8 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $2.4 billion outstanding under the $2.8 billion MGM China credit facility. We expect to make domestic capital investments at our resorts and corporate entities of $600 million to $650 million, which excludes $45 million to $50 million of construction closeout costs at MGM Springfield. Additionally, we expect to make capital investments at MGM China of $350 million to $375 million, which includes $250 million of construction closeout costs at MGM Cotai and $100 million to $125 million of maintenance capital expenditures.

We also closed the acquisition of Empire City in January 2019 for a purchase price of approximately $864 million. We funded the acquisition of Empire City with the issuance of approximately $266 million of our common stock, the assumption of approximately $246 million of debt, which was immediately assumed and repaid by the Operating Partnership, and the remaining balance in cash. Additionally, in January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027 and, in February 2019, we repaid our $850 million 8.625% notes due 2019. We expect to meet our remaining debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2018.

Off Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consists primarily of our investment in CityCenter. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions, other than the Operating Partnership’s cash flow hedges. See Note 9 to the accompanying consolidated financial statements for additional information. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort or other entertainment facilities in a manner that minimizes our initial investment. In addition, there are no other provisions in the agreements with our investees which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Long-term debt (1)	$1,273	$1,966	$1,716	$2,306	$2,885	$5,107	$15,253
Estimated interest payments on long-term debt (2)	809	737	636	465	351	420	3,418
Construction commitments	61	—	—	—	—	—	61
Operating leases (3)	107	83	62	47	45	1,358	1,702
Other long-term liabilities (4)	—	2	8	7	—	61	78
Other purchase obligations (5)	34	6	5	3	2	4	54
	$2,284	$2,794	$2,427	$2,828	$3,283	$6,950	$20,566

(1)	Reflects scheduled amortization payments and debt maturities. Refer to Note 9 for further information on long-term debt.
(2)

Estimated interest payments, including the impact of interest rate swap agreements, are based on principal amounts and expected maturities of debt outstanding at December 31, 2018 and management’s forecasted LIBOR rates for our senior credit facility, the Operating Partnership senior credit facility and HIBOR rates for the MGM China credit facility.

(3)	Refer to Note 11 for further information on operating leases.
(4)

Reflects future expected cash outlays of our other long-term liabilities recorded on our balance sheet as of December 31, 2018, and, accordingly, we have not included such liabilities above that do not have future cash payments, such as deferred rent. We have also excluded deferred income tax liabilities and unrecognized tax benefits from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(5)

Our purchase obligations represent minimum obligations we have under agreements with certain of our vendors, primarily advertising and entertainment contracts. Also, although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers and gaming promoters. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates the credit worthiness of gaming promoters and casino customers prior to issuing credit. Refer to Note 2 for further discussion of the Company’s casino receivables and those due from customers residing in foreign countries.

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

The following table shows key statistics related to our casino receivables, net of discounts:

	December 31,
	2018	2017
	(In thousands)
Casino receivables	$419,127	$343,869
Allowance for doubtful casino accounts receivable	85,544	86,126
Allowance as a percentage of casino accounts receivable	20%	25%

Approximately $48 million and $31 million of casino receivables and $12 million and $7 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts as a percentage of casino accounts receivable decreased in the current year due to a decrease in specific reserve at our Las Vegas Strip Resorts as a result of favorable collections. At December 31, 2018, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $4 million.

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2018 and 2017 annual impairment tests, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We elected to perform a quantitative analysis for the Borgata trade name using the relief-from -royalty method, for which the fair value exceeded its carrying value by approximately 14% in 2018 and 4% in 2017. For our 2016 annual impairment tests we utilized a quantitative analysis for all of our intangible assets, using a discounted cash flow approach for license rights and using the relief-from-royalty method for trademarks. The estimated fair values of the intangibles were substantially in excess of their carrying values, with the fair value of the Borgata trade name exceeding its carrying value by approximately 2%, reflecting the recentness of the Borgata acquisition which occurred in August 2016. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2018, 2017 or 2016. For our 2018, 2017, and 2016 annual impairment tests, we utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. For reporting units for which we elected to perform a quantitative analysis, the fair value of such reporting units exceeded their carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

See Note 2 and Note 7 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Impairment of Investments in Unconsolidated Affiliates

See Note 2 to the accompanying consolidated financial statements for discussion of our evaluation of other-than-temporary impairment of investments in unconsolidated affiliates.  None of our investments in unconsolidated affiliates had other-than-temporary impairment in 2018, 2017, or 2016.

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

Refer to Note 10 in the accompanying consolidated financial statements for further discussion relating to income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2018, variable rate borrowings represented approximately 31% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. In December 2018, the Operating Partnership entered into additional interest rate swap agreements, for which the Operating Partnership will pay a weighted average 2.735% on a total notional amount of $400 million. These swaps will be effective December 31, 2019, at which point the Operating Partnership will be paying a combined weighted average 2.066%. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in,							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018
	(In millions)
Fixed-rate	$850	$1,500	$1,250	$1,000	$1,250	$3,401	$9,251	$9,179
Average interest rate	8.6%	6.3%	6.6%	7.8%	6.0%	5.2%	6.3%
Variable rate	$423	$466	$466	$1,306	$1,635	$1,706	$6,002	$5,893
Average interest rate	4.7%	4.7%	4.7%	4.7%	4.6%	4.5%	4.6%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of December 31, 2018, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $25 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	101

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

Audited consolidated financial statements for CityCenter Holdings, LLC as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are presented in Exhibit 99.3 and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2019

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,526,762	$1,499,995
Accounts receivable, net	657,206	542,273
Inventories	110,831	102,292
Income tax receivable	28,431	42,551
Prepaid expenses and other	203,548	189,244
Total current assets	2,526,778	2,376,355

Property and equipment, net	20,729,888	19,635,459

Other assets
Investments in and advances to unconsolidated affiliates	732,867	1,033,297
Goodwill	1,821,392	1,806,531
Other intangible assets, net	3,944,463	3,877,960
Other long-term assets, net	455,318	430,440
Total other assets	6,954,040	7,148,228
	$30,210,706	$29,160,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$302,578	$255,028
Construction payable	311,793	474,807
Current portion of long-term debt	43,411	158,042
Accrued interest on long-term debt	140,046	135,785
Other accrued liabilities	2,151,054	2,114,635
Total current liabilities	2,948,882	3,138,297

Deferred income taxes, net	1,342,538	1,295,375
Long-term debt, net	15,088,005	12,751,052
Other long-term obligations	259,240	284,416
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	102,250	79,778
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 527,479,528 and 566,275,789 shares	5,275	5,663
Capital in excess of par value	4,092,085	5,357,709
Retained earnings	2,423,479	2,217,299
Accumulated other comprehensive loss	(8,556)	(3,610)
Total MGM Resorts International stockholders' equity	6,512,283	7,577,061
Noncontrolling interests	3,957,508	4,034,063
Total stockholders' equity	10,469,791	11,611,124
	$30,210,706	$29,160,042

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Casino	$5,753,150	$5,016,426	$4,108,126
Rooms	2,212,573	2,152,741	2,003,027
Food and beverage	1,959,021	1,871,969	1,727,805
Entertainment, retail and other	1,412,860	1,354,301	1,242,159
Reimbursed costs	425,492	402,042	397,152
	11,763,096	10,797,479	9,478,269
Expenses
Casino	3,199,775	2,673,397	2,213,922
Rooms	791,761	748,947	697,977
Food and beverage	1,501,868	1,414,611	1,310,969
Entertainment, retail and other	999,979	954,125	901,201
Reimbursed costs	425,492	402,042	397,152
General and administrative	1,764,638	1,559,575	1,378,534
Corporate expense	419,204	356,872	312,705
NV Energy exit expense	—	(40,629)	139,335
Preopening and start-up expenses	151,392	118,475	140,075
Property transactions, net	9,147	50,279	17,078
Gain on Borgata transaction	—	—	(430,118)
Depreciation and amortization	1,178,044	993,480	849,527
	10,441,300	9,231,174	7,928,357
Income from unconsolidated affiliates	147,690	146,222	528,287
Operating income	1,469,486	1,712,527	2,078,199
Non-operating income (expense)
Interest expense, net of amounts capitalized	(769,513)	(668,745)	(694,773)
Non-operating items from unconsolidated affiliates	(47,827)	(34,751)	(53,139)
Other, net	(18,140)	(48,241)	(72,698)
	(835,480)	(751,737)	(820,610)
Income before income taxes	634,006	960,790	1,257,589
Benefit (provision) for income taxes	(50,112)	1,127,394	(21,743)
Net income	583,894	2,088,184	1,235,846
Less: Net income attributable to noncontrolling interests	(117,122)	(136,132)	(135,438)
Net income attributable to MGM Resorts International	$466,772	$1,952,052	$1,100,408

Earnings per share
Basic	$0.82	$3.38	$1.94
Diluted	$0.81	$3.34	$1.92
Weighted average common shares outstanding
Basic	544,253	572,253	568,134
Diluted	549,536	578,795	573,317

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$583,894	$2,088,184	$1,235,846
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(13,022)	(43,188)	(2,680)
Unrealized gain on cash flow hedges	3,576	7,995	1,879
Other comprehensive loss	(9,446)	(35,193)	(801)
Comprehensive income	574,448	2,052,991	1,235,045
Less: Comprehensive income attributable to noncontrolling interests	(112,622)	(119,700)	(134,680)
Comprehensive income attributable to MGM Resorts International	$461,826	$1,933,291	$1,100,365

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$583,894	$2,088,184	$1,235,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,178,044	993,480	849,527
Amortization of debt discounts, premiums and issuance costs	41,102	32,996	40,493
Loss on retirement of long-term debt	3,619	45,696	66,933
Provision for doubtful accounts	39,762	20,603	10,863
Stock-based compensation	70,177	62,494	55,487
Property transactions, net	9,147	50,279	17,078
Gain on Borgata transaction	—	—	(430,118)
Income from unconsolidated affiliates	(96,542)	(111,471)	(471,980)
Distributions from unconsolidated affiliates	11,563	13,050	16,905
Deferred income taxes	46,720	(1,259,406)	(81,183)
Change in operating assets and liabilities:
Accounts receivable	(149,554)	(17,972)	(31,866)
Inventories	(7,860)	(4,656)	10,806
Income taxes receivable and payable, net	14,120	(53,204)	13,385
Prepaid expenses and other	(15,535)	(46,974)	20,192
Prepaid Cotai land concession premium	6,879	(7,765)	(22,376)
Accounts payable and accrued liabilities	21,508	422,258	273,744
Other	(34,505)	(21,181)	(39,764)
Net cash provided by operating activities	1,722,539	2,206,411	1,533,972
Cash flows from investing activities
Capital expenditures, net of construction payable	(1,486,843)	(1,864,082)	(2,262,473)
Dispositions of property and equipment	25,612	718	3,944
Proceeds from partial disposition of investment in unconsolidated affiliate	—	—	15,000
Proceeds from sale of business units and investment in unconsolidated affiliate	163,616	—	—
Acquisition of Borgata, net of cash acquired	—	—	(559,443)
Acquisition of Northfield, net of cash acquired	(1,034,534)	—	—
Investments in and advances to unconsolidated affiliates	(56,295)	(16,727)	(3,633)
Distributions from unconsolidated affiliates in excess of cumulative earnings	322,631	301,211	542,097
Other	(17,208)	(1,712)	(11,696)
Net cash used in investing activities	(2,083,021)	(1,580,592)	(2,276,204)
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	1,242,259	15,001	491,032
Borrowings under bank credit facilities – maturities longer than 90 days	—	—	1,845,375
Repayments under bank credit facilities – maturities longer than 90 days	—	—	(1,845,375)
Issuance of long-term debt	1,000,000	350,000	2,050,000
Retirement of senior debentures	(2,265)	(502,669)	(2,258,053)
Repayment of Borgata credit facility	—	—	(583,598)
Debt issuance costs	(76,519)	(9,977)	(139,584)
Issuance of MGM Growth Properties Class A shares in public offering	—	404,685	1,207,500
MGM Growth Properties Class A share issuance costs	—	(17,137)	(75,032)
Acquisition of MGM China shares	—	—	(100,000)
Dividends paid to common shareholders	(260,592)	(252,014)	—
Distributions to noncontrolling interest owners	(184,932)	(170,402)	(103,367)
Proceeds from issuance of redeemable noncontrolling interests	—	—	47,325
Purchases of common stock	(1,283,333)	(327,500)	—
Other	(45,384)	(58,765)	(16,801)
Net cash provided by (used in) financing activities	389,234	(568,778)	519,422
Effect of exchange rate on cash	(1,985)	(3,627)	(921)
Cash and cash equivalents
Net increase (decrease) for the period	26,767	53,414	(223,731)
Balance, beginning of period	1,499,995	1,446,581	1,670,312
Balance, end of period	$1,526,762	$1,499,995	$1,446,581
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$723,609	$658,637	$661,166
Federal, state and foreign income taxes paid (refunds received), net	(10,100)	181,651	68,236
Non-cash investing and financing activities
Common stock issued for acquisition of MGM China shares	$—	$—	$174,041
Deferred cash payment for acquisition of MGM China shares	—	—	43,265
Increase in construction accounts payable	—	204,466	20,241

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2018, 2017 and 2016

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2016	564,839	$5,648	$5,655,886	$(581,952)	$14,022	$5,093,604	$2,644,500	$7,738,104
Net income	—	—	—	1,100,408	—	1,100,408	134,902	1,235,310
Currency translation adjustment	—	—	—	—	(1,477)	(1,477)	(1,203)	(2,680)
Other comprehensive income - cash flow hedges	—	—	—	—	1,434	1,434	445	1,879
Stock-based compensation	—	—	51,460	—	—	51,460	4,147	55,607
Issuance of common stock pursuant to stock-based compensation awards	2,225	22	(30,065)	—	—	(30,043)	—	(30,043)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(103,457)	(103,457)
MGM Growth Properties IPO	—	—	(150,414)	—	—	(150,414)	1,334,252	1,183,838
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(22,281)	(22,281)
Issuance of performance share units	—	—	5,817	—	—	5,817	—	5,817
MGM China common stock acquisition	7,060	71	127,146	—	1,074	128,291	(270,903)	(142,612)
Borgata transaction	—	—	(18,385)	—	—	(18,385)	28,752	10,367
Other	—	—	12,130	—	—	12,130	(22)	12,108
Balances, December 31, 2016	574,124	5,741	5,653,575	518,456	15,053	6,192,825	3,749,132	9,941,957
Net income	—	—	—	1,952,052	—	1,952,052	128,320	2,080,372
Currency translation adjustment	—	—	—	—	(23,995)	(23,995)	(19,193)	(43,188)
Other comprehensive income - cash flow hedges	—	—	—	—	5,234	5,234	2,761	7,995
Stock-based compensation	—	—	57,531	—	—	57,531	4,991	62,522
Issuance of common stock pursuant to stock-based compensation awards	2,152	22	(33,802)	—	—	(33,780)	—	(33,780)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,685)	(147,685)
Dividends declared to common shareholders ($0.44 per share)	—	—	—	(252,014)	—	(252,014)	—	(252,014)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	9,648	—	—	9,648	95	9,743
Repurchase of common stock	(10,000)	(100)	(327,400)	—	—	(327,500)	—	(327,500)
MGP Class A share issuance	—	—	35,029	—	109	35,138	326,484	361,622
Adjustment of redeemable non- controlling interest to redemption value	—	—	(18,280)	—	—	(18,280)	—	(18,280)
MGM National Harbor transaction	—	—	(12,486)	—	(11)	(12,497)	19,383	6,886
Other	—	—	(6,106)	(1,195)	—	(7,301)	(448)	(7,749)
Balances, December 31, 2017	566,276	5,663	5,357,709	2,217,299	(3,610)	7,577,061	4,034,063	11,611,124
Net income	—	—	—	466,772	—	466,772	108,114	574,886
Currency translation adjustment	—	—	—	—	(7,422)	(7,422)	(5,600)	(13,022)
Other comprehensive income - cash flow hedges	—	—	—	—	2,476	2,476	1,100	3,576
Stock-based compensation	—	—	65,072	—	—	65,072	5,124	70,196
Issuance of common stock pursuant to stock-based compensation awards	2,280	23	(32,225)	—	—	(32,202)	—	(32,202)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,321)	(147,321)
Dividends declared to common shareholders ($0.48 per share)	—	—	—	(260,592)	—	(260,592)	—	(260,592)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(31,732)	(31,732)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(41,076)	(411)	(1,282,922)	—	—	(1,283,333)	—	(1,283,333)
Adjustment of redeemable non- controlling interest to redemption value	—	—	(21,326)	—	—	(21,326)	—	(21,326)
Other	—	—	2,168	—	—	2,168	(6,347)	(4,179)
Balances, December 31, 2018	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM (which was branded as Monte Carlo prior to May 2018), Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland and MGM Springfield in Springfield, Massachusetts, which opened on August 24, 2018. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns the Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 12. As of December 31, 2018, the Company owned 73.3% of the Operating Partnership units, and MGP held the remaining 26.7% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, and MGM National Harbor from the landlord.

In July 2018, MGP acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owns the real estate assets and operations of the Hard Rock Rocksino Northfield Park from Milstein Entertainment LLC. Simultaneously with the close of the transaction, MGP entered into a new agreement with an affiliate of Hard Rock Café International (STP), Inc. to continue to serve as the manager of the property. Refer to Note 4 for additional information.

In September 2018, the Company entered into an agreement with MGP to acquire all of the operating assets of Northfield from MGP. Northfield will be added to the existing master lease between the Company and MGP. The transaction is expected to close in the first half of 2019, subject to customary closing conditions. Refer to Note 4 for additional information.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino ("Empire City"). MGP then acquired the developed real property associated with Empire City from the Company and the real estate assets of Empire City will be leased to the Company pursuant to an amendment to the master lease. Refer to Note 4 for additional information.

The Company has an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau resort and casino and MGM Cotai, an integrated casino, hotel and entertainment resort located on the Cotai Strip in Macau that opened on February 13, 2018, as well as the related gaming subconcession and land concessions.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Park MGM. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. On August 30, 2018, CityCenter completed the sale of the Mandarin Oriental Las Vegas (“Mandarin Oriental”) and adjacent retail parcels. See Note 6 and Note 17 for additional information related to CityCenter.

The Company and a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) each own 42.5% of the Las Vegas Arena Company, LLC (“Las Vegas Arena Company”), the entity which owns the T-Mobile Arena, and Athena Arena, LLC owns the remaining 15%. The Company also manages the T-Mobile Arena. Additionally, the Company leases the MGM Grand Garden Arena, located adjacent to the MGM Grand Las Vegas, to the Las Vegas Arena Company. See Note 6 for additional information regarding the Company’s investment in the Las Vegas Arena Company.

In August 2018, the Company, along with its joint venture partner, completed the sale of its 50% interest in Grand Victoria, a riverboat casino in Elgin, Illinois. See Note 6 for additional information regarding the Company’s investment in Grand Victoria.

During the fourth quarter of 2018, the Company has changed the aggregation of its operations into three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. This change of reportable segments reflects realignment within the Company stemming from the expansion of the Company’s regional operations. See Note 16 for additional information about the Company’s segments.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 26.7% as of December 31, 2018 as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2018, on a consolidated basis MGP had total assets of $11.0 billion, primarily related to its real estate investments, and total liabilities of $5.1 billion, primarily related to its indebtedness.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 9;
•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Northfield transaction and Borgata transaction. See Note 4.

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable or construction payable as applicable.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2018 and 2017, approximately 62% and 40%, respectively, of our gross casino accounts receivable were owed by customers from foreign countries, primarily Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on both a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2018, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of December 31, 2018 and 2017, the Company had accrued $47 million and $28 million, respectively for property and equipment within accounts payable, and $2 million and $34 million, respectively, related to construction retention within other long-term liabilities.

Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	15 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 15 years

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

Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, amortization of certain basis differences, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss and classifies non-operating income or losses related to its investments in unconsolidated affiliates as a component of non-operating income or loss, as the Company’s investments in such unconsolidated affiliates are an extension of the Company’s core business operations.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2018, 2017 and 2016.

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

Under the quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. Effective January 1, 2017, the Company adopted accounting guidance that simplifies goodwill impairment testing by eliminating the requirement to calculate the implied fair value of goodwill (formerly “Step 2”) in the event that impairment is identified. Instead, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Under the quantitative analysis, license rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wagers transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

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

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. Commissions and incentives provided to gaming customers were collectively $2.3 billion, $2.1 billion and $1.8 billion for the years ended December 31, 2018, 2017 and 2016, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

Contract and Contract-Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) loyalty program obligations, which represents the deferred allocation of revenue relating to loyalty program incentives earned, as discussed above, and (3) customer advances and other, which is primarily funds deposited by customers before gaming play occurs (“casino front money”) and advance payments on goods and services yet to be provided such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the Company’s consolidated balance sheets.

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2018	2017	2018	2017	2018	2017
	(in thousands)
Balance at January 1	$597,753	$227,538	$91,119	$88,379	$539,626	$437,287
Balance at December 31	323,811	597,753	113,293	91,119	667,285	539,626
Increase / (decrease)	$(273,942)	$370,215	$22,174	$2,740	$127,659	$102,339

Reimbursed costs. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs relate primarily to the Company’s management of CityCenter.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 16. Lease revenues earned by the Company from third-parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues include $51 million, $51 million and $50 million recorded within food and beverage revenue for 2018, 2017 and 2016, respectively, and $87 million, $79 million and $77 million recorded within entertainment, retail, and other revenue for the same such periods, respectively.

Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $305 million, $223 million and $171 million for 2018, 2017 and 2016, respectively.

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

Redeemable noncontrolling interest. Certain noncontrolling interest parties have non-voting economic interests in MGM National Harbor which provide for annual preferred distributions by MGM National Harbor to the noncontrolling interest parties based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions are accrued each quarter and are paid 90-days after the end of each fiscal year.

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

The Company has recorded the interests as “Redeemable noncontrolling interests” in the mezzanine section of the accompanying consolidated balance sheets and not stockholders’ equity because their redemption is not exclusively in the Company’s control. The interests were initially accounted for at fair value. Subsequently, the Company recognizes changes in the redemption value as they occur and adjusts the carrying amount of the redeemable noncontrolling interests to equal the maximum redemption value, provided such amount does not fall below the initial carrying value, at the end of each reporting period. The Company records any changes caused by such an adjustment in capital in excess of par value. Additionally, the carrying amount of the redeemable noncontrolling interests is adjusted for accrued annual preferred distributions, with changes caused by such adjustments recorded within net income (loss) attributable to noncontrolling interests.

Income per share of common stock. The table below reconciles basic and diluted income per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests and the potentially dilutive effect on the Company’s equity interests in MGP and MGM China due to shares outstanding under their respective stock compensation plans. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Year Ended December 31,
	2018	2017	2016
Numerator:	(In thousands)
Net income attributable to MGM Resorts International	$466,772	$1,952,052	$1,100,408
Adjustment related to redeemable noncontrolling interests	(21,326)	(18,363)	(28)
Net income available to common stockholders - basic	445,446	1,933,689	1,100,380
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(206)	(268)	(51)
Net income attributable to common stockholders - diluted	$445,240	$1,933,421	$1,100,329
Denominator:
Weighted-average common shares outstanding basic	544,253	572,253	568,134
Potential dilution from share-based awards	5,283	6,542	5,183
Weighted-average common and common equivalent shares - diluted	549,536	578,795	573,317
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,668	2,601	4,207

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

Recently issued accounting standards. In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases”, (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. The Company will adopt ASC 842 on January 1, 2019 utilizing the simplified transition method and accordingly will not recast comparative period financial information. The Company will elect the basket of transition practical expedients which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) direct costs for any existing leases. The Company also currently expects that the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases that exist at the Company on the date of adoption with the most material of such leases being ground leases.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Casino	$419,127	$343,869
Hotel	154,707	146,931
Other	174,147	144,044
	747,981	634,844
Less: Allowance for doubtful accounts	(90,775)	(92,571)
	$657,206	$542,273

NOTE 4 — ACQUISITION

Northfield

On July 6, 2018, MGP completed its acquisition of 100% of the membership interests of Northfield for a purchase price of approximately $1.1 billion (“Northfield Acquisition”). MGP funded the acquisition through a $200 million draw on the Operating Partnership’s term loan A and a $655 million draw under the Operating Partnership’s revolving credit facility, with the remainder of the purchase price paid with cash on hand. The acquisition expanded MGP’s real estate assets and diversified MGP’s geographic reach.

MGP recognized 100% of the assets and liabilities of Northfield at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using both level 2 inputs, which are observable inputs for similar assets, and level 3 inputs, which are unobservable inputs. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition. Specifically, as of December 31, 2018, the Company is finalizing valuation work related to the asset classes that comprise the property and equipment acquired.

The following table sets forth the preliminary purchase price allocation as of July 6, 2018 (in thousands):

Fair value of assets acquired and liabilities assumed:
Property and equipment	$792,807
Cash and cash equivalents	35,831
Racing and gaming license	228,000
Customer list	25,000
Goodwill	17,915
Other assets	9,598
Other liabilities	(38,786)
$1,070,365

MGP recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

As further discussed in Note 17, the Company entered into an agreement with MGP to acquire all of the operating assets of Northfield (“Northfield OpCo”) from MGP and the real estate assets of Northfield will be leased to a subsidiary of the Company. The transaction is expected to close in the first half of 2019, subject to customary closing conditions. The transaction will be an intercompany transaction and, accordingly, the effect will be eliminated in the Company’s consolidated financial statements.

Consolidated results. For the period from July 6, 2018 through December 31, 2018, Northfield’s net revenue was $133 million, operating income and net income were both $33 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

Empire City

On January 29, 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino (“Empire City”) for total consideration of approximately $864 million, plus customary working capital and other adjustments (“Empire City Acquisition”). The fair value of consideration paid included the assumption of debt of approximately $246 million, which was subsequently repaid, the issuance of approximately $266 million of the Company’s common stock, and the remaining balance in cash. If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million. Preliminary fair values for assets acquired and liabilities assumed are not reported herein as the Company is still in the process of completing the initial accounting for the acquisition.

Following the completion of the acquisition of Empire City, MGP acquired the developed real property associated with Empire City from the Company and leases the real property to a subsidiary of the Company. See Note 17 for additional information.

Borgata acquisition

On August 1, 2016, the Company completed the acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) ownership interest in Borgata for cash consideration of $604 million. Following the completion of the acquisition of Boyd Gaming’s interest, MGP acquired Borgata’s real property from the Company and leases the real property to a subsidiary of the Company. Additionally, as discussed in Note 11, Borgata subsequently entered into a property tax reimbursement agreement in February 2017 with the Department of Community Affairs of the State of New Jersey and Atlantic City and received the settlement amount of $72 million in June 2017, half of which the Company paid Boyd Gaming, net of fees and expenses.

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

Borgata’s net revenue for the period from August 1, 2016 through December 31, 2016 was $350 million, operating income was $34 million and net income was $4 million.

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

Year Ended December 31,
2016
(In thousands, except per share data)
(unaudited)
Net revenues	$9,963,322
Net income attributable to MGM Resorts International	818,247
Basis net income per share	$1.44
Diluted net income per share	$1.43

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Land	$6,923,769	$6,531,701
Buildings, building improvements and land improvements	16,437,695	12,245,950
Furniture, fixtures and equipment	6,064,330	5,157,363
Construction in progress	321,944	3,950,635
	29,747,738	27,885,649
Less: Accumulated depreciation	(9,017,850)	(8,250,190)
	$20,729,888	$19,635,459

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2018	2017

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$589,965	$808,220
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50% at December 31, 2017)	—	124,342
Las Vegas Arena Company, LLC (42.5%)	73,540	76,619
Other	69,362	24,116
	$732,867	$1,033,297

The Company recorded its share of income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Income from unconsolidated affiliates	$147,690	$146,222	$528,287
Preopening and start-up expenses	(3,321)	—	(3,168)
Non-operating items from unconsolidated affiliates	(47,827)	(34,751)	(53,139)
	$96,542	$111,471	$471,980

The following table summarizes information related to the Company’s share of income from unconsolidated affiliates:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
CityCenter	$138,383	$133,401	$445,853
Borgata (through July 31, 2016)	—	—	61,169
Other	9,307	12,821	21,265
	$147,690	$146,222	$528,287

CityCenter

Mandarin Oriental sale. In August 2018, CityCenter closed the sale of the Mandarin Oriental and adjacent retail parcels for approximately $214 million. During the year ended December 31, 2018, CityCenter recognized a loss on the sale of the Mandarin Oriental of $133 million and the Company recognized a $12 million gain on the sale related to the reversal of basis differences in excess of its share of the loss recorded by CityCenter, which is recorded within “Income from unconsolidated affiliates”.

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

CityCenter distributions. In September 2018, CityCenter paid a $225 million dividend, of which the Company received its 50% share, or approximately $113 million and in May 2018, CityCenter paid a $400 million dividend, of which the Company received its 50% share, or $200 million. In April 2017, CityCenter paid a $600 million dividend, consisting of a $350 million dividend using proceeds from the upsized senior credit facilities and a $250 million dividend from cash on hand, of which $78 million was part of its annual dividend policy. MGM Resorts received its 50% share, or $300 million. In March 2016, a $90 million distribution was declared in accordance with CityCenter’s annual distribution policy and in April 2016, CityCenter declared a $990 million special distribution in connection with the Crystals sale. The Company’s $540 million share of such distributions was received in May 2016.

Grand Victoria

Grand Victoria sale. In August 2018, the Company, along with its joint venture partner, completed the sale of Grand Victoria, of which a subsidiary of the Company owned a 50% interest, for $328 million in cash. The Company recorded a gain of $45 million related to the sale, which is recorded within “Property transactions, net”.

Borgata

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

Unconsolidated Affiliate Financial Information - CityCenter

Summarized balance sheet information is as follows:

	December 31,
	2018	2017
	(In thousands)
Current assets	$363,755	$708,910
Property and other assets, net and other long-term assets	6,167,853	6,280,474
Current liabilities	347,710	348,232
Long-term debt and other long-term obligations	1,763,290	1,557,633

Summarized results of operations are as follows:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Net revenues	$1,277,745	$1,227,733	$1,160,606
Operating income	185,368	200,109	13,979
Income (loss) from continuing operations	97,091	137,226	(50,376)
Net income (loss)	(37,911)	131,683	349,716

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

	December 31,
	2018	2017

	(In thousands)
Venture-level equity attributable to the Company	$2,347,103	$2,659,780
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(514,592)	(532,501)
CityCenter capitalized interest (2)	186,830	206,065
CityCenter completion guarantee (3)	274,685	322,703
CityCenter deferred gain (4)	(212,276)	(219,561)
CityCenter capitalized interest on sponsor notes (5)	(36,500)	(40,258)
Other-than-temporary impairments of CityCenter investment (6)	(1,352,118)	(1,504,161)
Acquisition fair value adjustments net of other-than-temporary impairments of Grand Victoria investment (7)	—	99,619
Other adjustments	39,735	41,611
	$732,867	$1,033,297

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $352 million and $379 million of impairments allocated to land as of December 31, 2018 and December 31, 2017, respectively.
(7)	Relates to indefinite-lived gaming license rights for Grand Victoria and other-than-temporary impairments of the Company’s investment in Grand Victoria.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2018	2017
Goodwill:	(In thousands)
Las Vegas Strip Resorts	$70,975	$70,975
Regional Operations	386,892	386,892
Corporate and other	17,915	—
MGM China	1,345,610	1,348,664
	$1,821,392	$1,806,531
Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Northfield racing and gaming licenses	228,000	—
Trademarks, license rights and other	312,022	312,022
Total indefinite-lived intangible assets	638,120	410,120
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,468,766	4,478,911
Less: Accumulated amortization	(1,342,561)	(1,180,908)
	3,126,205	3,298,003
MGM Macau land concession	83,885	84,076
Less: Accumulated amortization	(32,035)	(27,870)
	51,850	56,206
MGM China customer lists	127,679	127,969
Borgata customer list	22,000	22,000
Northfield customer list	25,000	—
Less: Accumulated amortization	(151,465)	(145,569)
	23,214	4,400
Finite-lived gaming licenses and other intangible assets	136,127	136,127
Less: Accumulated amortization	(31,053)	(26,896)
	105,074	109,231
Total finite-lived intangible assets, net	3,306,343	3,467,840
Total other intangible assets, net	$3,944,463	$3,877,960

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for 2018 and 2017:

	2018
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$70,975	$—	$—	$70,975
Regional Operations	386,892	—	—	386,892
MGM China	1,348,664	—	(3,054)	1,345,610
Corporate and other	—	17,915	—	17,915
	$1,806,531	$17,915	$(3,054)	$1,821,392

	2017
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$70,975	$—	$—	$70,975
Regional Operations	386,892	—	—	386,892
MGM China	1,359,252	—	(10,588)	1,348,664
	$1,817,119	$—	$(10,588)	$1,806,531

Goodwill was recognized by MGP, which is included within Corporate and other, in connection with its acquisition of Northfield in 2018. See Note 4 for discussion of the Northfield Acquisition.

Indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, gaming and racing licenses for Northfield, and trademarks and trade names, of which $210 million is related to the Mandalay Resort Group and $83 million is related to Borgata.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A., a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the Cotai land concession agreement with the government extends significantly beyond the gaming subconcession. As such, as of December 31, 2018, the Company amortizes the gaming subconcession intangible asset on a straight-line basis over the initial term of the Cotai land concession, ending in January 2038.

MGM Macau land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. As of December 31, 2018, the land concession intangible asset is amortized on a straight-line basis over the remaining initial contractual term.

Customer lists. The Company recognized an intangible asset related to Northfield’s customer list, which is amortized on a straight-line basis over its estimated useful life of seven years. The Company also recognized intangible assets related to MGM China and Borgata’s customer lists, which became fully amortized in 2016 and 2018, respectively.

Finite-lived gaming licenses. The Company was granted a license to operate a casino in Maryland. The consideration paid to the State of Maryland for the license fee of $22 million is considered a finite-lived intangible asset that is amortized on a straight-line basis over a period of its initial term of 15 years, beginning in December 2016, when the casino started operations. The Company was granted a license to operate a casino in Massachusetts. The consideration paid to the State of Massachusetts for the license fee of $85 million is considered a finite-lived intangible asset that will be amortized over a period of 15 years, beginning in August 2018, when the casino started operations.

Other. The Company’s other finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

Total amortization expense related to intangible assets was $176 million, $173 million and $180 million for 2018, 2017, and 2016, respectively. As of December 31, 2018, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2019	$179,944
2020	179,944
2021	179,944
2022	179,944
2023	179,761
Thereafter	2,406,806
$3,306,343

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	2018	2017
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$323,811	$597,753
Loyalty program obligations	113,293	91,119
Casino front money	342,941	303,950
Advance deposits and ticket sales	221,003	149,698
Unpaid wagers and other	103,341	85,978
Other accrued liabilities:
Payroll and related	518,892	483,101
Taxes, other than income taxes	235,160	170,639
MGP Dividend	31,732	29,777
Other	260,881	202,620
	$2,151,054	$2,114,635

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2018	2017

	(In thousands)
Senior credit facility	$750,000	$372,500
Operating Partnership senior credit facility	2,819,125	2,091,375
MGM China credit facility	2,433,562	2,301,584
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$1,000 million 5.75% senior notes, due 2025	1,000,000	—
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
$2.3 million 6.7% debentures, due 2096	—	2,265
	15,253,239	13,018,276
Less: Premiums, discounts, and unamortized debt issuance costs, net	(121,823)	(109,182)
	15,131,416	12,909,094
Less: Current portion	(43,411)	(158,042)
	$15,088,005	$12,751,052

Debt due within one year of the December 31, 2018 and 2017 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $43 million and $158 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current as of December 31, 2018 and 2017, respectively.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Total interest incurred	$821,229	$779,855	$814,731
Interest capitalized	(51,716)	(111,110)	(119,958)
	$769,513	$668,745	$694,773

Senior credit facility. At December 31, 2018, the Company’s senior credit facility consisted of a $750 million term loan A facility and a $1.5 billion revolving facility. In December 2018, the Company amended its senior credit facility to provide for a $250 million increase of the revolving facility to $1.5 billion and a $520 million increase on the term loan A facility. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.50% to 2.25% determined by reference to a total net leverage ratio pricing grid and the final maturity date of the facilities was extended to December 2023. The term loan A facility’s repayment will start on the last business day of each calendar quarter beginning March 31, 2020, for an amount equal to 1.25% of the aggregate principal amount of the term loan A facility outstanding as of the amendment effective date, with the remaining balance due in December 2023. The Company permanently repaid $9 million of the term loan A facility for the year ended December 31, 2018 in accordance with the scheduled amortization. At December 31, 2018, the interest rate on the term loan A facility was 4.77%. At December 31, 2018, no amounts were drawn on the revolving credit facility.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio. Such financial covenants will become effective beginning in January 2019.

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

Operating Partnership senior credit facility. At December 31, 2018, the Operating Partnership’s senior secured credit facility consisted of a $470 million term loan A facility, a $1.8 billion term loan B facility, and a $1.35 billion revolving credit facility. In March 2018, the Operating Partnership repriced its term loan B interest rate to LIBOR plus 2.00% and extended the maturity of the term loan B facility to March 2025, which became effective in August 2018.

In June 2018, the Operating Partnership amended its credit agreement to provide for a $750 million increase of the revolving facility to $1.35 billion, a $200 million increase on the term loan A facility, and extensions of the maturities of the revolving facility and the term loan A facility to June 2023. Additionally, the revolving and term loan A facilities were repriced to LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. In addition, the term loan A facility’s repayment will start on the last business day of each calendar quarter beginning September 30, 2019, for an amount equal to 0.625% of the aggregate principal amount of the term loan A outstanding as of the amendment effective date.

Prior to the amendment, the term loan A facility was subject to amortization in equal quarterly installments of 2.5% of the initial aggregate principal amount to be payable each year. The Operating Partnership permanently repaid $4 million of the term loan A facility for the year ended December 31, 2018. The term loan B facility is subject to equal quarterly installments of 1.0% of the initial aggregate principal amount to be payable each year. The Operating Partnership permanently repaid $19 million of the term loan B facility for the year ended December 31, 2018, in accordance with the scheduled amortization. At December 31, 2018, $550 million was drawn on the revolving credit facility. At December 31, 2018, the interest rates on the term loan A facility and the term loan B facility were both 4.52%, and the interest rate on the revolving credit facility was 4.43%.

The Operating Partnership credit facility contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility and term loan A facility also require the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at December 31, 2018.

The Operating Partnership senior credit facility is guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, excluding the real estate assets of MGM National Harbor and Empire City, subject to customary exclusions.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of December 31, 2018, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. In December 2018, the Operating Partnership entered into additional interest rate swaps that have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with the variable rate received resetting monthly to the one-month LIBOR with a floor of 0%. Such interest rate swaps will become effective on December 31, 2019. As of December 31, 2018 and 2017, the derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

MGM China credit facility. At December 31, 2018, the MGM China credit facility consisted of $1.8 billion of term loans and a $1.0 billion revolving credit facility, which bear interest at a fluctuating rate per annum based on HIBOR plus 1.375% to 2.50%, as determined by MGM China’s leverage ratio. In June 2018, MGM China amended and restated its credit facility for a reduction in the total revolving credit commitments of $450 million to $1.0 billion and an increase in the total term loan commitments of $450 million to $2.0 billion (the aggregate amount of commitments remained unchanged). The final maturity date was also extended to June 2022, but no revolving credit loans or term loans shall remain outstanding after, and no revolving credit or term loan commitments shall be available after March 31, 2022. Quarterly principal amortization payments of the term loan facilities were amended to be 5% of the original principal amount beginning in September 2018 through December 2021, with the remaining balance due in March 2022. MGM China permanently repaid $507 million of term loans for the year ended December 31, 2018 in accordance with the scheduled amortization. At December 31, 2018, $641 million was drawn on the revolving credit facility. At December 31, 2018, the interest rate on the term loans was 4.74% and the interest rate on the revolving credit facility was 4.72%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at December 31, 2018.

Senior Notes. In February 2019, the Company repaid its $850 million 8.625% notes due 2019.

In June 2018, the Company issued $1.0 billion in aggregate principal amount of 5.750% senior notes due 2025.

In July 2017, the Company redeemed for cash all $475 million principal amount of its outstanding 11.375% senior notes due 2018. The Company incurred a $30 million loss on the early retirement of such notes recorded in “Other, net” in the consolidated statements of operations.

Operating Partnership senior notes. In September 2017, the Operating Partnership issued $350 million in aggregate principal amount of 4.50% senior notes due 2028.

In January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027.

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

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2018 are as follows:

Years ending December 31,	(In thousands)
2019	$1,272,734
2020	1,966,109
2021	1,716,109
2022	2,306,237
2023	2,884,875
Thereafter	5,107,175
$15,253,239

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $15.1 billion and $13.6 billion at December 31, 2018 and 2017, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Domestic operations	$660,832	$747,090	$984,095
Foreign operations	(26,826)	213,700	273,494
	$634,006	$960,790	$1,257,589

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal:	(In thousands)
Current	$11,991	$(120,980)	$(97,502)
Deferred (excluding separate components)	(143,468)	204,713	(124,625)
Deferred – change in enacted rates	—	987,942	—
Deferred – valuation allowance	(19,753)	101,443	222,688
Other noncurrent	576	1,356	3,608
Benefit (provision) for federal income taxes	(150,654)	1,174,474	4,169
State:
Current	(12,564)	(6,798)	4,069
Deferred (excluding separate components)	(12,731)	(25,233)	2,313
Deferred – operating loss carryforward	(29,490)	44,242	(16,024)
Deferred – valuation allowance	41,068	(40,078)	23,058
Other noncurrent	(1,334)	(3,876)	(2,901)
Benefit (provision) for state income taxes	(15,051)	(31,743)	10,515
Foreign:
Current	(2,037)	(470)	(2,015)
Deferred (excluding separate components)	63,827	(40,653)	(34,425)
Deferred – operating loss carryforward	30,574	4,688	2,988
Deferred – valuation allowance	23,229	21,098	(2,975)
Benefit (provision) for foreign income taxes	115,593	(15,337)	(36,427)
	$(50,112)	$1,127,394	$(21,743)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax statutory rate	21.0%	35.0%	35.0%
Change in enacted rates	—	(102.7)	—
Non-controlling interest	(2.4)	(1.5)	(0.9)
Foreign jurisdiction income/losses taxed at other than U.S. statutory rate	(9.5)	(9.2)	(3.8)
Repatriation of foreign earnings	—	35.4	5.2
Foreign tax credit	—	(70.3)	(10.6)
Federal valuation allowance	3.1	(10.6)	(17.7)
Macau dividend tax	(6.4)	4.2	—
State taxes, net	1.9	2.4	—
General business credits	(2.9)	(1.0)	(0.7)
Stock-based compensation	(1.2)	(2.1)	—
Gain on Borgata transaction	—	—	(5.4)
Non-deductible employee dining facility costs	1.4	—	—
Permanent and other items	2.9	3.1	0.6
	7.9%	(117.3)%	1.7%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2018	2017
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$23,497	$25,432
Deferred compensation	5,950	5,232
Net operating loss carryforward	23,406	46,702
Accruals, reserves and other	88,139	94,904
Investments in unconsolidated affiliates	83,130	84,188
Stock-based compensation	20,581	24,390
Tax credits	2,926,996	3,045,138
	3,171,699	3,325,986
Less: Valuation allowance	(2,449,582)	(2,462,272)
	722,117	863,714
Deferred tax assets – foreign:
Bad debt reserve	1,372	821
Net operating loss carryforward	107,308	76,909
Accruals, reserves and other	18,603	—
Property and equipment	998	—
Stock-based compensation	5,409	4,423
	133,690	82,153
Less: Valuation allowance	(28,121)	(51,466)
	105,569	30,687
Total deferred tax assets	$827,686	$894,401
Deferred tax liabilities – federal and state:
Property and equipment	$(1,729,786)	$(1,670,704)
Long-term debt	(3,141)	(48,809)
Intangibles	(90,758)	(79,167)
	(1,823,685)	(1,798,680)
Deferred tax liabilities – foreign:
Accruals, reserves and other	—	(26,657)
Property and equipment	—	(16,277)
Intangibles	(346,539)	(348,162)
	(346,539)	(391,096)
Total deferred tax liability	$(2,170,224)	$(2,189,776)
Net deferred tax liability	$(1,342,538)	$(1,295,375)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that are generally applicable to tax years beginning after December 31, 2017, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) adding a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) creating a new limitation on deductible interest expense; (6) imposing additional limitations on the deductibility of executive compensation and certain employee fringe benefits; and (7) increasing bonus depreciation to allow for full expensing of qualified property.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for certain elements of the Tax Act was incomplete as of December 31, 2017. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded a provisional discrete non-cash net tax benefit of $1.4 billion in the period ended December 31, 2017, consisting of a benefit of $988 million for the corporate rate reduction and a benefit of $438 million from its provisional re-assessment of the Tax Act’s impact on the valuation allowance on its foreign tax credit (“FTC”) carryovers. The Company did not provide tax expense for the transition tax on its unrepatriated earnings, which totaled $669 million without regard to actual 2017 distributions of $62 million, because such earnings were fully offset by FTCs.

The Company’s accounting for the impact of the Tax Act is now complete. The Company recorded non-cash income tax expense totaling $20 million during the measurement period in 2018, as it adjusted its valuation allowance on its FTC carryovers to account for guidance clarifying the treatment of FTCs resulting from GILTI and other provisions impacting FTC utilization. These measurement period adjustments increased the Company’s effective tax rate by 3% during the year ended December 31, 2018. In addition, the Company finalized its accounting for the tax treatment of indirect costs of providing certain employee fringe benefits subject to limitation under the Tax Act. This measurement period adjustment had an immaterial impact on the effective tax rate for the year ended December 31, 2018.

The Company has made an accounting policy decision to treat taxes due, if any, on future inclusions in U.S. taxable income under the GILTI provisions as a current period expense when incurred. Accordingly, the Company has not provided a deferred tax liability for any GILTI taxes that may result in future periods.

The Company has recorded a valuation allowance of $2.4 billion on its FTC carryover of $2.9 billion as of December 31, 2018, resulting in an FTC net deferred tax asset of $481 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers under the Tax Act, it will be able to utilize its existing FTC carryovers to the extent that it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of U.S. taxable income, of overall domestic losses that totaled $1.7 billion at December 31, 2018. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $640 million in 2022; $976 million in 2023; $782 million in 2024; $332 million in 2025; and $196 million in 2027.

The Company’s assessment of the realization of its FTC deferred tax asset is based on available evidence, including assumptions concerning future U.S. operating profits and our interpretations of the Tax Act based upon guidance issued to date. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax, pursuant to approval from the Macau government. Absent this exemption, “Net income attributable to MGM Resorts International” would have decreased by $43 million and $38 million in 2018 and 2017, respectively, and diluted earnings per share would have decreased by $0.08 and $0.07 in 2018 and 2017, respectively.

MGM Grand Paradise has been granted an exemption from the Macau 12% complementary tax on gaming profits through March 31, 2020, which is the end of the term of its current gaming sub-concession. The Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond March 31, 2020 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2018 a complementary tax net operating loss carryforward of $866 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2019 through 2021.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement was effective for distributions of profits earned through December 31, 2016. Since the earnings for 2017 were not covered by an annual fee arrangement as of December 31, 2017, the Company provided deferred taxes on such earnings, which totaled $41 million as of December 31, 2017. On March 15, 2018, MGM Grand Paradise executed an extension of the annual fee arrangement, which covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. It requires annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. The Company reversed the $41 million of deferred taxes previously recorded on 2017 earnings, resulting in a reduction in provision for income taxes for the year ended December 31, 2018, partially offset by the 2017 annual payment amount.

The Company has net operating losses in certain of the states in which it operates that total $355 million as of December 31, 2018, which equates to deferred tax assets of $23 million after federal tax effect and before valuation allowance. These net operating loss carryforwards will expire if not utilized by 2029 through 2038. The Company has provided a valuation allowance of $3 million on certain of its state deferred tax assets, including the net operating losses described above.

In addition, there is a valuation allowance of $26 million on certain Macau deferred tax assets, and a valuation allowance of $2 million on Hong Kong net operating losses because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross unrecognized tax benefits at January 1	$18,588	$14,026	$13,724
Gross increases - prior period tax positions	5,345	—	—
Gross decreases - prior period tax positions	(957)	(2,280)	(3,375)
Gross increases - current period tax positions	1,488	6,842	3,677
Gross unrecognized tax benefits at December 31	$24,464	$18,588	$14,026

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13 million and $11 million at December 31, 2018 and 2017, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material as of December 31, 2018, 2017 or 2016. The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2018 will change materially within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2018, the IRS can no longer assess tax with respect to years ended prior to 2014; however the IRS may adjust NOLs generated in such years that were utilized in 2014. The Company’s 2014 U.S. consolidated federal income tax return is currently under examination by the IRS. The IRS examination of the 2014 U.S. income tax return of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes was completed during 2018 and the Company’s share of the resultant adjustments were not material in the aggregate.

As of December 31, 2018, other than adjustments resulting from the federal income tax audits discussed above, the various state and local tax jurisdictions in which the Company files tax returns can no longer assess tax with respect to years ended prior to 2014. However, such jurisdictions may adjust NOLs generated in such years that are utilized in subsequent years. The Company’s state income tax returns filed in Mississippi and New Jersey for the tax years 2014 through 2016 and Michigan for the tax years 2014 through 2017 are currently under examination. No other state or local income tax returns are currently under examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2018, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

Years ending December 31,	(In thousands)
2019	$106,643
2020	83,150
2021	62,437
2022	47,036
2023	45,157
Thereafter	1,357,611
Total minimum lease payments	$1,702,034

The table above excludes the Company’s future lease obligations to a subsidiary of the Operating Partnership pursuant to the master lease agreement discussed in Note 17 as these lease obligations are eliminated in consolidation. Rental expense for operating leases was $89 million, $92 million and $80 million for 2018, 2017 and 2016, respectively, which included short-term rentals charged to rent expense. The Company’s operating leases are materially comprised of ground leases for various properties. The Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term ending in January 2038.

Additionally, the Company has a series of ground leases for a total of approximately 11 acres of land on which the Borgata employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside. The Company recorded an unfavorable lease liability for the excess contractual lease obligations over the market value of the leases, which will be amortized on a straight-line basis over the term of the lease contracts through December 2070. The remaining balance of the unfavorable lease liability was $46 million and $47 million as of December 31, 2018 and 2017, respectively. The ground lease is accounted for as an operating lease.

Also, the Company has a ground lease agreement for an approximate 23-acre parcel of land at MGM National Harbor. The ground lease has an initial term of 25 years and the right to extend for up to 13 additional six-year periods with the first 7 of those additional periods considered to be reasonably assured. The Company therefore amortizes the lease on a straight-line basis over a 67-year term to December 2082.

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death based on assertions that the Company and/or certain of its subsidiaries were negligent. The Company also received letters from attorneys purporting to represent other persons with claims related to the October 1, 2017 shooting. Lawsuits were first filed in October 2017 and include actions filed by multiple individuals in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. Some of the original actions have been voluntarily dismissed, and plaintiffs’ counsel indicate they anticipate re-filing the lawsuits in similar form. In June 2018, the Company removed to federal court all actions that remained pending in California and Nevada state courts following the voluntary dismissals. Motions to remand have been filed in several cases, and the Company anticipates that there may be additional motions to remand filed in the future. The Company also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future. In February of 2019, the Company and plaintiffs’ counsel commenced mediation of these matters.  The above-described litigation currently is stayed pending mediation.

The Company is currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of pending or future litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against these lawsuits and ultimately believes it should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases are in the early stages and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. In the event the Company incurs any liability, the Company believes it is unlikely it would incur losses in connection with these claims in excess of its insurance coverage. The insurance carriers have not expressed a reservation of rights or coverage defense that affects the Company’s evaluation of potential losses in connection with these claims. In addition, the Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

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

NV Energy. In July 2016, the Company filed its notice to exit the fully bundled sales system of NV Energy and now purchases energy, capacity, and/or ancillary services from a provider other than NV Energy. The Company paid an upfront impact payment of $83 million, including $14 million related to CityCenter, in September 2016. Under the terms of the exit agreement, the Company and CityCenter were required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts which extended through 2040 and each entity’s share of the costs of decommissioning and remediation of coal-fired power plants in Nevada. The Company’s initial estimate of its obligation related to non-bypassable charges was $71 million. The expense recognized related to the upfront payment and the initial accrual for the liability associated with the non-bypassable charges was recorded within “NV Energy exit expense” in the Company’s consolidated statements of operations for the year ended December 31, 2016. Subsequent accretion of the liability and changes in estimates are recognized within general and administrative expenses in the consolidated statement of operations. In the second quarter of 2017, the terms of the ongoing impact fee obligations were modified. Such modifications included a credit to be applied against future non-bypassable rate charges and substantially shortened the period over which the Company and CityCenter are responsible for such charges, with an end date in 2022. As such, the Company recognized a reduction in its liability for future charges of $41 million with a corresponding credit to “NV Energy exit expense”. Additionally, CityCenter recorded an $8 million reduction in liability and credit to expense. As of December 31, 2018 and 2017, the Company has recorded an estimate of its remaining liability on a discounted basis of $8 million and $10 million, respectively, in “Other accrued liabilities” and $15 million and $23 million, respectively, in “Other long-term obligations.”

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”). As part of the consideration for the purchase, the Company agreed to pay GPM or its nominee a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. In 2018 and 2017, the total amount paid under the deferred cash payment arrangement was $11 million and $7 million, respectively. Such amount was paid to Expert Angles Limited, an entity controlled by Ms. Ho through November 2018 and subsequently controlled by an immediate family member of Ms. Ho. As of December 31, 2018, the Company recorded a remaining liability on a discounted basis of $36 million in “Other long-term obligations.”

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At December 31, 2018, $12 million in letters of credit were outstanding under the Company’s senior credit facility. No letters of credit were outstanding under the Operating Partnership senior credit facility or MGM China’s credit facility at December 31, 2018. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

NOTE 12 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the changes in the accumulated balance of other comprehensive income (loss) attributable to MGM Resorts International:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balance, January 1, 2017	$12,545	$1,434	$1,074	$15,053
Other comprehensive income (loss) before reclassifications	(43,188)	(1,221)	98	(44,311)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	—	9,216	—	9,216
Other comprehensive income (loss), net of tax	(43,188)	7,995	98	(35,095)
Other comprehensive income (loss) attributable to noncontrolling interest	19,193	(2,761)	—	16,432
Balance, December 31, 2017	(11,450)	6,668	1,172	(3,610)
Other comprehensive income (loss) before reclassifications	(13,022)	4,706	—	(8,316)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	—	(1,130)	—	(1,130)
Other comprehensive income (loss), net of tax	(13,022)	3,576	—	(9,446)
Other comprehensive income (loss) attributable to noncontrolling interest	5,600	(1,100)	—	4,500
Balance, December 31, 2018	$(18,872)	$9,144	$1,172	$(8,556)

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$466,772	$1,952,052
Transfers from/(to) to noncontrolling interest:
MGP Class A share issuance	—	35,138
MGM National Harbor transaction	—	(12,497)
Other	(5,667)	(2,889)
Net transfers from/(to) noncontrolling interest	(5,667)	19,752
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$461,105	$1,971,804

Noncontrolling interest ownership transactions

MGP Class A share issuance. In September 2017, MGP completed a public offering of 13.2 million of its Class A shares. In connection with the offering, the Operating Partnership issued 13.2 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership's net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to MGP’s issuance of the incremental shares, the Company indirectly owned 72.3% of partnership units in the Operating Partnership.

MGM National Harbor transaction. On October 5, 2017, MGP acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company in exchange for cash of $463 million, the assumption of $425 million of indebtedness, which was immediately repaid by MGP on the closing date, and the issuance of 9.8 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of noncontrolling interests to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the MGM National Harbor transaction, the Company indirectly owned 73.4% of the partnership units in the Operating Partnership.

Other events. In January 2019, MGP issued 12.9 million Operating Partnership units to a subsidiary of the Company in connection with the Empire City Transaction.  The Company will adjust the carrying value of noncontrolling interests to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income, as needed, within the first quarter 2019.

In January 2019, MGP completed an offering of 19.6 million of its Class A shares. In connection with the offering, the Operating Partnership issued 19.6 million Operating Partnership units to MGP. The Company will adjust the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership's net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income, as needed, within the first quarter 2019.

Stock repurchase program

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

During the year ended December 31, 2018, the Company repurchased approximately 41 million shares at an average purchase price of $31.25 per share for an aggregate amount of $1.3 billion. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.4 billion as of December 31, 2018.

During the year ended December 31, 2017, the Company repurchased 10 million shares at $32.75 per share for a total aggregate amount of $328 million. Repurchased shares were retired.

MGM Resorts International dividends. On February 13, 2019 the Company’s Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on March 15, 2019 to holders of record on March 8, 2019.

NOTE 13 — STOCK-BASED COMPENSATION

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

As of December 31, 2018, the Company had an aggregate of approximately 20 million shares of common stock available for grant as share-based awards under the Omnibus Plan. Additionally, as of December 31, 2018, the Company had approximately 7 million aggregate SARs outstanding and approximately 7 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

Intrinsic value. The following table includes information related to the intrinsic value:

Year ended
December 31, 2018
(In thousands)
Share-based awards exercised and RSUs and PSUs vested	$97,302
Stock options and SARs outstanding	21,563
Stock options and SARs vested and expected to vest	21,547
Stock options and SARs exercisable	19,745

As of December 31, 2018, there was a total of $134 million of unamortized compensation related to stock options, SARs, RSUs, and PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of share-based awards to each subsidiary’s eligible recipients.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2018	2017	2016
Compensation cost:	(In thousands)
Omnibus Plan	$57,735	$49,383	$43,661
MGM Growth Properties Omnibus Incentive Plan	2,092	2,568	3,401
MGM China Share Option Plan	10,369	10,571	8,545
Total compensation cost	70,196	62,522	55,607
Less: Reimbursed costs and capitalized cost	(1,710)	(1,398)	(1,350)
Compensation cost after reimbursed costs and capitalized cost	68,486	61,124	54,257
Less: Related tax benefit	(13,218)	(18,650)	(16,782)
Compensation cost, net of tax benefit	$55,268	$42,474	$37,475

NOTE 14 — EMPLOYEE BENEFIT PLANS

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund(1)	Plan Number	2017	2016	Status (3)	2018	2017	2016	Imposed	Agreements
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$47,825	$45,297	$44,001	No	5/31/2019; 5/31/2023(5)
Legacy Plan of the National Retirement Fund (NRF)(6)	13-6130178/001	Red	Red	Yes	$9,794	$9,416	$3,788	Yes	2/29/2020

(1)

The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2017 and 2016 for the Southern Nevada Culinary and Bartenders Pension Plan and for the plan year 2016 for the NRF. At the date the financial statements were issued, Form 5500 was not available for the plan year 2018.

(2)

The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded (critical status) and plans in the green zone are at least 80% funded.

(3)	Indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented.
(4)

There have been no significant changes that affect the comparability of contributions, other than those for the UNITE HERE Retirement Fund (“UHF”), formally known as the Legacy Plan of the National Retirement Fund (“NRF”) prior to January 1, 2018, which reflect the period from acquisition of Borgata of August 1, 2016 through December 31, 2016 within the 2016 column and a full-year of contributions within the 2018 and 2017 columns.

(5)

The Company is party to ten collective bargaining agreements (CBA) that require contributions with the Local Joint Executive Board of Las Vegas, which is made up of the Culinary and Bartenders Unions. The agreements between CityCenter Hotel Casino, LLC, Bellagio, Mandalay Corp., and MGM Grand Hotel, LLC are the most significant because more than half of the Company’s employee participants in this plan are covered by those four agreements.

(6)

In December 2017, the Pension Benefit Guaranty Corporation approved the spin-off of the UNITE HERE portion of the NRF to the plan of a newly-formed Legacy Plan of the UNITE HERE Retirement Fund. As a result of the spin-off, the pension liabilities as well as certain assets of the plan were transferred to the new Plan. The terms of the Plan are identical to the NRF. The spin-off was effective as of January 1, 2018.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $191 million, $183 million, and $187 million to the Health Fund in the years ended December 31, 2018, 2017, and 2016, respectively.

Self-insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for self-insurance was $93 million and $87 million at December 31, 2018 and 2017, respectively, which is included in “Other accrued liabilities.”

NOTE 15 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Gain on sale of Grand Victoria	$(44,703)	$—	$—
Other property transactions, net	53,850	50,279	17,078
	$9,147	$50,279	$17,078

Grand Victoria investment sale. See Note 6 for additional information related to the sale of Grand Victoria investment in 2018.

Other. Other property transactions, net includes miscellaneous asset disposals and demolition costs in the periods presented in the above table, including a loss of $24 million related to MGM Cotai production show costs in 2018, and a loss of $20 million and $34 million related to the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Las Vegas in 2018 and 2017, respectively.

NOTE 16 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. During the fourth quarter of 2018, the Company changed its reportable segments to Las Vegas Strip Resorts, Regional Operations and MGM China. This change of reportable segments reflects realignment within the Company stemming from the expansion of the Company’s regional operations.

Las Vegas Strip Resorts.  Las Vegas Strip Resorts consists of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas.

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; and MGM Springfield in Springfield, Massachusetts (upon commencing operations in August 2018).

MGM China.  MGM China consists of MGM Macau and MGM Cotai (upon commencing operations in February 2018).

The Company’s operations related to investments in unconsolidated affiliates, MGP’s Northfield casino, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each property. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, NV Energy exit expense, gain on Borgata transaction, and property transactions, net.

The following tables present the Company’s segment information. As a result of the change in reportable segments described above, we have recast previously reported segment information to conform to the current presentation in the following tables:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Revenues
Las Vegas Strip Resorts
Casino	$1,407,733	$1,436,830	$1,394,820
Rooms	1,776,029	1,778,869	1,762,850
Food and beverage	1,402,378	1,410,496	1,432,717
Entertainment, retail and other	1,130,532	1,119,928	1,074,307
	5,716,672	5,746,123	5,664,694
Regional Operations
Casino	2,026,925	1,834,803	1,017,857
Rooms	318,017	319,049	182,809
Food and beverage	428,934	410,143	235,383
Entertainment, retail and other	160,645	145,725	84,108
	2,934,521	2,709,720	1,520,157
MGM China
Casino	2,195,144	1,741,635	1,695,023
Rooms	118,527	54,824	57,367
Food and beverage	114,862	51,330	51,237
Entertainment, retail and other	21,424	10,371	8,331
	2,449,957	1,858,160	1,811,958
Reportable segment net revenues	11,101,150	10,314,003	8,996,809
Corporate and other	661,946	483,476	481,460
	$11,763,096	$10,797,479	$9,478,269
Adjusted Property EBITDA
Las Vegas Strip Resorts	$1,705,479	$1,780,600	$1,661,921
Regional Operations	759,096	731,916	399,701
MGM China	568,294	535,524	529,281
Reportable segment Adjusted Property EBITDA	3,032,869	3,048,040	2,590,903

Other operating income (expense)
Corporate and other	(224,800)	(213,908)	203,193
NV Energy exit expense	—	40,629	(139,335)
Preopening and start-up expenses	(151,392)	(118,475)	(140,075)
Property transactions, net	(9,147)	(50,279)	(17,078)
Gain on Borgata transaction	—	—	430,118
Depreciation and amortization	(1,178,044)	(993,480)	(849,527)
Operating income	1,469,486	1,712,527	2,078,199
Non-operating income (expense)
Interest expense, net of amounts capitalized	(769,513)	(668,745)	(694,773)
Non-operating items from unconsolidated affiliates	(47,827)	(34,751)	(53,139)
Other, net	(18,140)	(48,241)	(72,698)
	(835,480)	(751,737)	(820,610)
Income before income taxes	634,006	960,790	1,257,589
Benefit (provision) for income taxes	(50,112)	1,127,394	(21,743)
Net income	583,894	2,088,184	1,235,846
Less: Net income attributable to noncontrolling interests	(117,122)	(136,132)	(135,438)
Net income attributable to MGM Resorts International	$466,772	$1,952,052	$1,100,408

	December 31,
	2018	2017	2016
Total assets:	(In thousands)
Las Vegas Strip Resorts	$11,783,736	$11,648,168	$11,650,747
Regional Operations	5,751,826	4,780,717	4,800,714
MGM China	9,093,307	9,461,535	8,443,411
Reportable segment total assets	26,628,869	25,890,420	24,894,872
Corporate and other	3,666,586	3,339,746	3,334,724
Eliminated in consolidation	(84,749)	(70,124)	(55,196)
	$30,210,706	$29,160,042	$28,174,400

	December 31,
	2018	2017	2016
Property and equipment, net:	(In thousands)
Las Vegas Strip Resorts	$10,605,454	$10,568,296	$10,568,317
Regional Operations	4,503,104	3,752,528	3,785,654
MGM China	3,818,460	3,827,391	2,857,626
Reportable segment property and equipment, net	18,927,018	18,148,215	17,211,597
Corporate and other	1,887,619	1,557,368	1,268,622
Eliminated in consolidation	(84,749)	(70,124)	(55,196)
	$20,729,888	$19,635,459	$18,425,023

	Year Ended December 31,
	2018	2017	2016
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$501,044	$419,983	$288,526
Regional Operations	72,865	66,628	29,425
MGM China	390,212	923,346	984,355
Reportable segment capital expenditures	964,121	1,409,957	1,302,306
Corporate and other	537,347	469,053	973,446
Eliminated in consolidation	(14,625)	(14,928)	(13,279)
	$1,486,843	$1,864,082	$2,262,473

NOTE 17 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara. The Company earned fees of $47 million, $49 million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $409 million, $390 million and $387 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs. As of December 31, 2018 and 2017, CityCenter owed the Company $83 million and $77 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

MGM China

Ms. Ho is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China. MGM China incurred expenses relating to Shun Tak of $17 million, $13 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $22 million, $15 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

As further described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata and MGM National Harbor from the landlord.

The master lease has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the tenant. The master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The master lease has a triple-net structure, which requires the tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides the landlord with a right of first offer with respect to MGM Springfield, which the landlord may exercise should the Company elect to sell this property in the future. In connection with the MGM National Harbor transaction, the master lease was amended to provide that the initial term with respect to MGM National Harbor ends on April 31, 2024. Thereafter, the initial term of the master lease with respect to MGM National Harbor may be renewed at the option of the tenant for an initial renewal period lasting until the earlier of the end of the then-current term of the master lease or the next renewal term (depending on whether the Company elects to renew the other properties under the master lease in connection with the expiration of the initial ten-year term). If, however, the tenant chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the master lease, the tenant would also lose the right to renew the master lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026.

In connection with the commencement of the third lease year on April 1, 2018, annual rent payments under the master lease increased to $770 million from $757 million. Rent under the master lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2018, the base rent represents approximately 90% of the rent payments due under the master lease and the percentage rent represents approximately 10% of the rent payments due under the master lease. The master lease also provides for fixed annual escalators of 2% on the base rent through the sixth lease year and the possibility for additional 2% increases thereafter subject to the tenant meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period calculated in accordance with the terms under the master lease. The master lease also contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of December 31, 2018.

Subsequent to the Company completing its acquisition of Empire City in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration of approximately $634 million. The real estate assets of Empire City will be leased to the Company pursuant to an amendment to the master lease, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90 percent of this rent will be fixed and contractually grow at 2 percent per year until 2022. In addition, the master lease provides the landlord with a right of first offer with respect to certain undeveloped land adjacent to the property to the extent the Company develops additional gaming facilities, which the landlord may exercise should the Company elect to sell this property in the future.

Additionally, in September 2018, the Company entered into a definitive agreement with MGP to acquire Northfield OpCo from MGP for approximately $275 million, subject to customary purchase price adjustments. The real estate assets of Northfield will be leased to the Company pursuant to an amendment to the master lease, increasing the annual rent payment to MGP by $60 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90 percent of this rent will be fixed and contractually grow at 2 percent per year until 2022. The transaction is expected to close in the first half of 2019, subject to customary closing conditions.

Also, in December 2018, the Company entered into an agreement with MGP whereby MGP will pay the Company consideration of $638 million for renovations undertaken by the Company regarding the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). Additionally, at closing, the parties will enter into an amendment to the master lease whereby the annual rent payment to MGP will increase by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions.

All intercompany transactions, including transactions under the master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 18 —CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2018, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. For these subsidiaries, such investment constitutes continuing involvement, and accordingly, the sale and leaseback of the real estate assets under the master lease do not qualify for sale-leaseback accounting. The real estate assets are reflected in the balance sheets of the applicable MGM subsidiaries. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets are also reflected on the balance sheet of the MGP subsidiary that received such assets. The condensed consolidating financial information presented below therefore includes the accounting for such activity within the respective columns presented and in the elimination column. In connection with the adoption of ASC 842, the Company is reassessing whether the sale and leaseback of the real estate assets under the master lease now qualify as a passed sale and, accordingly, the corresponding lease classification, both of which could impact the condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$304,741	$1,178,696	$78,222	$972,820	$(7,701)	$2,526,778
Property and equipment, net	—	13,564,979	10,526,520	6,392,014	(9,753,625)	20,729,888
Investments in subsidiaries	22,419,282	3,401,031	—	—	(25,820,313)	—
Investments in the MGP Operating Partnership	—	3,434,602	—	831,494	(4,266,096)	—
Investments in and advances to unconsolidated affiliates	—	678,748	—	29,119	25,000	732,867
Intercompany accounts	—	7,135,263	—	—	(7,135,263)	—
Other non-current assets	67,214	917,537	346,565	4,932,872	(43,015)	6,221,173
	$22,791,237	$30,310,856	$10,951,307	$13,158,319	$(47,001,013)	$30,210,706
Current liabilities	$154,484	$1,617,675	$189,247	$1,224,752	$(237,276)	$2,948,882
Intercompany accounts	6,932,325	—	307	202,631	(7,135,263)	—
Deferred income taxes, net	1,097,654	—	33,634	240,970	(29,720)	1,342,538
Long-term debt, net	8,055,472	570	4,666,949	2,365,014	—	15,088,005
Other long-term obligations	39,019	7,210,897	215,664	2,247,584	(9,453,924)	259,240
Total liabilities	16,278,954	8,829,142	5,105,801	6,280,951	(16,856,183)	19,638,665
Redeemable noncontrolling interests	—	—	—	102,250	—	102,250
MGM Resorts International stockholders' equity	6,512,283	21,481,714	4,279,535	4,383,581	(30,144,830)	6,512,283
Noncontrolling interests	—	—	1,565,971	2,391,537	—	3,957,508
Total stockholders' equity	6,512,283	21,481,714	5,845,506	6,775,118	(30,144,830)	10,469,791
	$22,791,237	$30,310,856	$10,951,307	$13,158,319	$(47,001,013)	$30,210,706

	December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$78,909	$1,015,802	$266,627	$1,022,340	$(7,323)	$2,376,355
Property and equipment, net	—	13,521,221	10,021,938	6,125,722	(10,033,422)	19,635,459
Investments in subsidiaries	21,040,147	3,304,768	—	—	(24,344,915)	—
Investments in the MGP Operating Partnership	—	3,549,063	—	862,037	(4,411,100)	—
Investments in and advances to unconsolidated affiliates	—	1,002,903	—	5,394	25,000	1,033,297
Intercompany accounts	—	5,998,499	—	—	(5,998,499)	—
Other non-current assets	49,142	913,602	62,555	5,134,220	(44,588)	6,114,931
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042
Current liabilities	$153,159	$1,445,031	$144,537	$1,609,110	$(213,540)	$3,138,297
Intercompany accounts	5,783,578	—	962	213,959	(5,998,499)	—
Deferred income taxes, net	934,966	—	28,544	360,409	(28,544)	1,295,375
Long-term debt, net	6,682,574	2,835	3,934,628	2,131,015	—	12,751,052
Other long-term obligations	36,860	7,268,664	174,710	2,305,353	(9,501,171)	284,416
Total liabilities	13,591,137	8,716,530	4,283,381	6,619,846	(15,741,754)	17,469,140
Redeemable noncontrolling interests	—	—	—	79,778	—	79,778
MGM Resorts International stockholders' equity	7,577,061	20,589,328	4,443,089	4,040,676	(29,073,093)	7,577,061
Noncontrolling interests	—	—	1,624,650	2,409,413	—	4,034,063
Total stockholders' equity	7,577,061	20,589,328	6,067,739	6,450,089	(29,073,093)	11,611,124
	$21,168,198	$29,305,858	$10,351,120	$13,149,713	$(44,814,847)	$29,160,042

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,647,304	$1,002,444	$3,983,575	$(870,227)	$11,763,096
Equity in subsidiaries' earnings	1,216,482	116,676	—	—	(1,333,158)	—
Expenses
Casino and hotel operations	11,130	4,350,634	88,053	2,491,007	(21,949)	6,918,875
General and administrative	9,945	1,238,461	96,607	495,015	(75,390)	1,764,638
Corporate expense	156,503	216,318	48,675	21,317	(23,609)	419,204
Preopening and start-up expenses	—	26,100	—	125,292	—	151,392
Property transactions, net	—	(15,955)	20,319	25,033	(20,250)	9,147
Depreciation and amortization	—	622,552	273,031	543,606	(261,145)	1,178,044
	177,578	6,438,110	526,685	3,701,270	(402,343)	10,441,300
Income (loss) from unconsolidated affiliates	—	148,866	—	(1,176)	—	147,690
Operating income	1,038,904	1,474,736	475,759	281,129	(1,801,042)	1,469,486
Interest expense, net of amounts capitalized	(480,985)	(510)	(215,532)	(72,486)	—	(769,513)
Other, net	63,722	(444,897)	(4,690)	(187,786)	507,684	(65,967)
Income before income taxes	621,641	1,029,329	255,537	20,857	(1,293,358)	634,006
Benefit (provision) for income taxes	(154,869)	—	(10,835)	115,592	—	(50,112)
Net income	466,772	1,029,329	244,702	136,449	(1,293,358)	583,894
Less: Net income attributable to noncontrolling interests	—	—	(67,065)	(50,057)	—	(117,122)
Net income attributable to MGM Resorts International	$466,772	$1,029,329	$177,637	$86,392	$(1,293,358)	$466,772
Net income	$466,772	$1,029,329	$244,702	$136,449	$(1,293,358)	$583,894
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,422)	(7,422)	—	(13,022)	14,844	(13,022)
Unrealized gain on cash flow hedges	2,476	—	4,128	—	(3,028)	3,576
Other comprehensive income (loss)	(4,946)	(7,422)	4,128	(13,022)	11,816	(9,446)
Comprehensive income	461,826	1,021,907	248,830	123,427	(1,281,542)	574,448
Less: Comprehensive income attributable to noncontrolling interests	—	—	(68,165)	(44,457)	—	(112,622)
Comprehensive income attributable to MGM Resorts International	$461,826	$1,021,907	$180,665	$78,970	$(1,281,542)	$461,826

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(460,117)	$1,271,583	$580,207	$330,866	$—	$1,722,539
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(696,076)	(1,578)	(789,189)	—	(1,486,843)
Dispositions of property and equipment	—	25,507	—	105	—	25,612
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616	—	—	—	163,616
Acquisition of Northfield, net of cash acquired	—	—	(1,034,534)	—	—	(1,034,534)
Investments in and advances to unconsolidated affiliates	—	(56,295)	—	—	—	(56,295)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	322,631	—	—	—	322,631
Intercompany accounts	—	(1,136,764)	—	—	1,136,764	—
Other	—	(13,416)	—	(3,792)	—	(17,208)
Net cash used in investing activities	—	(1,390,797)	(1,036,112)	(792,876)	1,136,764	(2,083,021)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	377,500	—	727,750	137,009	—	1,242,259
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Retirement of senior debentures	—	(2,265)	—	—	—	(2,265)
Debt issuance costs	(26,125)	—	(17,490)	(32,904)	—	(76,519)
Dividends paid to common shareholders	(260,592)	—	—	—	—	(260,592)
MGP dividends paid to consolidated subsidiaries	—	—	(333,192)	—	333,192	—
Distributions to noncontrolling interest owners	—	—	(121,069)	(63,863)	—	(184,932)
Intercompany accounts	917,760	207,015	—	345,181	(1,469,956)	—
Purchases of common stock	(1,283,333)	—	—	—	—	(1,283,333)
Other	(32,225)	(6,979)	—	(6,180)	—	(45,384)
Net cash provided by financing activities	692,985	197,771	255,999	379,243	(1,136,764)	389,234
Effect of exchange rate on cash	—	—	—	(1,985)	—	(1,985)
Cash and cash equivalents
Net increase (decrease) for the period	232,868	78,557	(199,906)	(84,752)	—	26,767
Balance, beginning of period	26,870	311,044	259,722	902,359	—	1,499,995
Balance, end of period	$259,738	$389,601	$59,816	$817,607	$—	$1,526,762

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,649,990	$765,695	$3,151,304	$(769,510)	$10,797,479
Equity in subsidiaries' earnings	1,391,725	156,081	—	—	(1,547,806)	—
Expenses
Casino and hotel operations	10,784	4,262,212	—	1,923,942	(3,816)	6,193,122
General and administrative	8,742	1,180,989	84,348	369,844	(84,348)	1,559,575
Corporate expense	127,092	200,801	34,085	(515)	(4,591)	356,872
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	8,258	—	110,217	—	118,475
Property transactions, net	—	43,985	34,022	6,294	(34,022)	50,279
Depreciation and amortization	—	649,676	260,455	343,804	(260,455)	993,480
	146,618	6,305,292	412,910	2,753,586	(387,232)	9,231,174
Income (loss) from unconsolidated affiliates	—	147,234	—	(1,012)	—	146,222
Operating income	1,245,107	1,648,013	352,785	396,706	(1,930,084)	1,712,527
Interest expense, net of amounts capitalized	(466,907)	(982)	(184,175)	(16,681)	—	(668,745)
Other, net	26,215	(402,602)	2,286	(142,997)	434,106	(82,992)
Income before income taxes	804,415	1,244,429	170,896	237,028	(1,495,978)	960,790
Benefit (provision) for income taxes	1,147,637	—	(4,906)	(15,337)	—	1,127,394
Net income	1,952,052	1,244,429	165,990	221,691	(1,495,978)	2,088,184
Less: Net income attributable to noncontrolling interests	—	—	(41,775)	(94,357)	—	(136,132)
Net income attributable to MGM Resorts International	$1,952,052	$1,244,429	$124,215	$127,334	$(1,495,978)	$1,952,052
Net income	$1,952,052	$1,244,429	$165,990	$221,691	$(1,495,978)	$2,088,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,995)	(23,995)	—	(43,188)	47,990	(43,188)
Unrealized gain on cash flow hedges	5,234	—	9,782	—	(7,021)	7,995
Other comprehensive income (loss)	(18,761)	(23,995)	9,782	(43,188)	40,969	(35,193)
Comprehensive income	1,933,291	1,220,434	175,772	178,503	(1,455,009)	2,052,991
Less: Comprehensive income attributable to noncontrolling interests	—	—	(44,536)	(75,164)	—	(119,700)
Comprehensive income attributable to MGM Resorts International	$1,933,291	$1,220,434	$131,236	$103,339	$(1,455,009)	$1,933,291

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(584,252)	$1,152,083	$482,578	$1,156,002	$—	$2,206,411
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(482,024)	(488)	(1,381,570)	—	(1,864,082)
Dispositions of property and equipment	—	502	—	216	—	718
Acquisition of National Harbor, net of cash acquired	—	—	(462,500)	—	462,500	—
Investments in and advances to unconsolidated affiliates	—	(16,727)	—	—	—	(16,727)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	301,211	—	—	—	301,211
Intercompany accounts	462,500	(1,186,942)	—	—	724,442	—
Other	—	(1,754)	—	42	—	(1,712)
Net cash provided by (used in) investing activities	462,500	(1,385,734)	(462,988)	(1,381,312)	1,186,942	(1,580,592)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	122,500	—	(466,875)	359,376	—	15,001
Issuance of long-term debt	—	—	350,000	—	—	350,000
Retirement of senior notes	(502,669)	—	—	—	—	(502,669)
Debt issuance costs	—	—	(5,598)	(4,379)	—	(9,977)
Issuance of MGM Growth Properties Class A shares in public offering	—	—	404,685	—	—	404,685
MGM Growth Properties Class A share issuance costs	—	—	(17,137)	—	—	(17,137)
Dividends paid to common shareholders	(252,014)	—	—	—	—	(252,014)
MGP dividends paid to consolidated subsidiaries	—	—	(290,091)	—	290,091	—
Distributions to noncontrolling interest owners	—	—	(95,344)	(75,058)	—	(170,402)
Intercompany accounts	1,042,111	248,626	—	186,296	(1,477,033)	—
Purchases of common stock	(327,500)	—	—	—	—	(327,500)
Other	(33,801)	(11,644)	—	(13,320)	—	(58,765)
Net cash provided by (used in) financing activities	48,627	236,982	(120,360)	452,915	(1,186,942)	(568,778)
Effect of exchange rate on cash	—	—	—	(3,627)	—	(3,627)
Cash and cash equivalents
Net increase (decrease) for the period	(73,125)	3,331	(100,770)	223,978	—	53,414
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$26,870	$311,044	$259,722	$902,359	$—	$1,499,995

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,050,893	$467,548	$2,430,795	$(470,967)	$9,478,269
Equity in subsidiaries' earnings	1,779,119	174,587	—	—	(1,953,706)	—
Expenses
Casino and hotel operations	9,063	4,027,602	—	1,487,975	(3,419)	5,521,221
General and administrative	6,834	1,137,027	68,063	214,839	(48,229)	1,378,534
Corporate expense	131,938	160,887	20,360	(194)	(286)	312,705
NV Energy exit expense	—	139,335	—	—	—	139,335
Preopening and start-up expenses	—	8,775	—	131,300	—	140,075
Property transactions, net	—	16,449	4,684	(246)	(3,809)	17,078
Gain on Borgata transaction	—	(430,118)	—	—	—	(430,118)
Depreciation and amortization	—	524,123	220,667	261,730	(156,993)	849,527
	147,835	5,584,080	313,774	2,095,404	(212,736)	7,928,357
Income (loss) from unconsolidated affiliates	—	528,605	—	(318)	—	528,287
Operating income	1,631,284	2,170,005	153,774	335,073	(2,211,937)	2,078,199
Interest expense, net of amounts capitalized	(562,536)	(1,500)	(115,438)	(15,299)	—	(694,773)
Other, net	(7,864)	(324,141)	(726)	(93,145)	300,039	(125,837)
Income before income taxes	1,060,884	1,844,364	37,610	226,629	(1,911,898)	1,257,589
Benefit (provision) for income taxes	39,524	(22,579)	(2,264)	(36,424)	—	(21,743)
Net income	1,100,408	1,821,785	35,346	190,205	(1,911,898)	1,235,846
Less: Net income attributable to noncontrolling interests	—	—	(29,938)	(105,500)	—	(135,438)
Net income attributable to MGM Resorts International	$1,100,408	$1,821,785	$5,408	$84,705	$(1,911,898)	$1,100,408
Net income	$1,100,408	$1,821,785	$35,346	$190,205	$(1,911,898)	$1,235,846
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,477)	(1,477)	—	(2,680)	2,954	(2,680)
Unrealized gain on cash flow hedges	1,434	—	1,879	—	(1,434)	1,879
Other comprehensive income (loss)	(43)	(1,477)	1,879	(2,680)	1,520	(801)
Comprehensive income	1,100,365	1,820,308	37,225	187,525	(1,910,378)	1,235,045
Less: Comprehensive income attributable to noncontrolling interests	—	—	(30,383)	(104,297)	—	(134,680)
Comprehensive income attributable to MGM Resorts International	$1,100,365	$1,820,308	$6,842	$83,228	$(1,910,378)	$1,100,365

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(603,136)	$1,313,595	$297,781	$525,732	$—	$1,533,972
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(290,455)	(138,987)	(1,833,031)	—	(2,262,473)
Dispositions of property and equipment	—	1,940	—	2,004	—	3,944
Proceeds from partial disposition of investment in unconsolidated affiliates	—	15,000	—	—	—	15,000
Acquisition of Borgata, net of cash acquired	—	(559,443)	—	—	—	(559,443)
Investments in and advances to unconsolidated affiliates	—	(3,633)	—	—	—	(3,633)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	542,097	—	—	—	542,097
Intercompany accounts	—	(1,562,442)	—	—	1,562,442	—
Other	—	(7,651)	—	(4,045)	—	(11,696)
Net cash used in investing activities	—	(1,864,587)	(138,987)	(1,835,072)	1,562,442	(2,276,204)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,016,000)	4,094,850	(2,411,600)	823,782	—	491,032
Borrowings under bank credit facilities - maturities longer than 90 days	1,845,375	—	—	—	—	1,845,375
Repayments under bank credit facilities - maturities longer than 90 days	(1,845,375)	—	—	—	—	(1,845,375)
Issuance of long-term debt	500,000	—	1,550,000	—	—	2,050,000
Retirement of senior notes	(2,255,392)	(2,661)	—	—	—	(2,258,053)
Repayment of Borgata credit facility	—	(583,598)	—	—	—	(583,598)
Debt issuance costs	(29,871)	—	(77,163)	(32,550)	—	(139,584)
Issuance of MGM Growth Properties Class A shares in public offering	—	—	1,207,500	—	—	1,207,500
MGM Growth Properties Class A share issuance costs	—	—	(75,032)	—	—	(75,032)
Acquisition of MGM China shares	(100,000)	—	—	—	—	(100,000)
MGP dividends paid to consolidated subsidiaries	—	—	(113,414)	—	113,414	—
Distributions to noncontrolling interest owners	—	—	(37,415)	(65,952)	—	(103,367)
Intercompany accounts	4,082,303	(2,954,054)	158,822	388,785	(1,675,856)	—
Proceeds from issuance of redeemable noncontrolling interests	—	—	—	47,325	—	47,325
Other	(16,765)	—	—	(36)	—	(16,801)
Net cash provided by financing activities	164,275	554,537	201,698	1,161,354	(1,562,442)	519,422
Effect of exchange rate on cash	—	—	—	(921)	—	(921)
Cash and cash equivalents
Net increase (decrease) for the period	(438,861)	3,545	360,492	(148,907)	—	(223,731)
Balance, beginning of period	538,856	304,168	—	827,288	—	1,670,312
Balance, end of period	$99,995	$307,713	$360,492	$678,381	$—	$1,446,581

NOTE 19 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2018	(In thousands, except per share data)
Net revenues	$2,822,237	$2,858,695	$3,029,302	$3,052,862	$11,763,096
Operating income	359,757	363,075	410,903	335,751	1,469,486
Net income	266,301	140,423	171,410	5,760	583,894
Net income (loss) attributable to MGM Resorts International	223,444	123,777	142,878	(23,327)	466,772
Earnings (loss) per share-basic	$0.39	$0.21	$0.26	$(0.06)	$0.82
Earnings (loss) per share-diluted	$0.38	$0.21	$0.26	$(0.06)	$0.81
2017
Net revenues	$2,717,566	$2,652,133	$2,830,175	$2,597,605	$10,797,479
Operating income	496,511	499,898	492,704	223,414	1,712,527
Net income	252,574	240,873	175,744	1,418,993	2,088,184
Net income attributable to MGM Resorts International	206,412	209,864	148,363	1,387,413	1,952,052
Earnings per share-basic	$0.36	$0.36	$0.26	$2.42	$3.38
Earnings per share-diluted	$0.36	$0.36	$0.26	$2.39	$3.34

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

Certain items affecting comparability for the year ended December 31, 2018 are as follows:

•	First Quarter. The Company recorded a $72 million tax benefit ($0.13 per share in the quarter) related to a measurement period adjustment of the Tax Act;
•	Second Quarter. None;
•

Third Quarter. The Company recorded a $45 million gain ($0.07 per share in the quarter and $0.06 per share in the full year of 2018) related to the sale of Grand Victoria. Additionally, the Company recorded a $12 million gain ($0.02 per share in the quarter and full year of 2018) related to the sale of Mandarin Oriental; and

•

Fourth Quarter. The Company recorded business interruption insurance proceeds of $24 million ($0.04 per share in the quarter and $0.03 per share in the full year of 2018) primarily at Mandalay Bay. Additionally, the Company recorded a $92 million tax expense ($0.17 per share in the quarter) related to the Tax Act.

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

•	Third Quarter. None; and
•	Fourth Quarter. The Company recorded a $1.4 billion tax benefit ($2.49 per share in the quarter and $2.46 per share for full year of 2017) related to the enactment of the Tax Act.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$92,571	$39,762	$(41,558)	$90,775
Year Ended December 31, 2017	97,920	20,603	(25,952)	92,571
Year Ended December 31, 2016	89,789	10,863	(2,732)	97,920

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2018	$2,513,738	$—	$(36,035)	$2,477,703
Year Ended December 31, 2017	2,583,274	—	(69,536)	2,513,738
Year Ended December 31, 2016	2,807,131	2,975	(226,832)	2,583,274

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its evaluation as of December 31, 2018, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 2, 2019 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2018:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	13,494	$21.81	20,005
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2018 we had 3.8 million restricted stock units and 2.8 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

(a)(1).Financial Statements. The following consolidated financial statements of the Company are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

Audited consolidated financial statements for CityCenter Holdings, LLC as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).Financial Statement Schedule. The following financial statement schedule of the Company is filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

Years Ended December 31, 2018, 2017 and 2016
Schedule II — Valuation and Qualifying Accounts

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

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

4.1(2)

Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to Exhibit 4(f) to the Mandalay October 1996 10-Q).

4.1(3)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).
4.1(4)

Indenture, dated as of January 17, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $850 million aggregate principal amount of 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.1(5)

Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(6)

First Supplemental Indenture, dated March 22, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(7)

Indenture, dated as of September 19, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.1(8)

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

4.1(9)

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

4.1(10)

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

4.1(11)

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

4.1(12)

Sixth Supplemental Indenture, dated June 18, 2018, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March  22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 18, 2018).

4.1(13)

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(14)

Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2016).

4.1(15)

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

4.1(16)

Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on August 7, 2018).

4.1(17)

Second Supplemental Indenture to the Indentures, dated as of July 10, 2018, among Northfield Park Associates LLC, Cedar Downs OTB, LLC, MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on November 6, 2018).

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

4.3

Amended and Restated Registration Rights Agreement, between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on March 1, 2018).

10.1(1)

Amended and Restated Credit Agreement, dated as of April 25, 2016, among MGM Resorts International, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2016).

10.1(2)

First Amendment, dated as of December 21, 2018, to the Amended and Restated Credit Agreement, dated as of April 25, 2016 among the Company, the Administrative Agent and the other parties lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2018).

10.1(3)

Credit Agreement, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.1(4)

First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on October 26, 2016).

10.1(5)

Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on May 1, 2017).

10.1(6)

Third Amendment to Credit Agreement, dated March 23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on March 26, 2018).

10.1(7)

Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on June 18, 2018).

10.1(8)

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

10.1(9)

Third Supplemental Agreement, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein, and Bank of America, N.A., as facility agent, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016).

10.1 (10)

Fourth Supplemental Agreement, dated February 15, 2017, among MGM China Holdings Limited, MGM Grand Paradise, S.A., the guarantors named therein and Bank of America, N.A., as facility agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2017).

10.1 (11)

Fifth Supplemental Agreement, dated June 15, 2018, by and among MGM China Holdings Limited, MGM Grand Paradise, S.A., and certain Lenders and Arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2018).

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

*10.5(9)

Separation Agreement and Complete Release of Claims, between MGM Resorts International and Robert H. Baldwin, dated October 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2018).

*10.5(10)

Employment Agreement, dated as of October 3, 2016, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

*10.5(11)

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

*10.5(14)	Employment Agreement, effective as of November 15, 2016, between the Company and John McManus.
*10.5(15)

Amended and Restated Deferred Compensation Plan for Non-employee Directors, effective as of June 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014).

*10.5(16)

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

*10.5(20)

Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(21)	Form of Sign-On RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
*10.5(22)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through March 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.5(23)

Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(24)

Form of Bonus Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2016 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

*10.5(25)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(26)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(27)

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

*10.5(29)

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

*10.5(31)	Profit Growth Share Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).
*10.5(32)

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

*10.5(34)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(35)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(36)	Retirement Policy for Senior Officers, adopted January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2017).
*10.5(37)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(38)	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(39)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(40)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(41)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(42)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2017).

*10.5(43)	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.5(40) to the Company’s Annual Report on Form 10 K filed on March 1, 2018).
*10.5(44)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.5(45)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) to the Company’s Annual Report on Form 10‑K filed on March 1, 2018).
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.
99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2018.
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2017; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

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

Dated: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
James J. Murren
/s/ Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2019
Daniel J. D’Arrigo
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Robert C. Selwood
/s/ William A. Bible	Director	February 27, 2019
William A. Bible
/s/ Mary Chris Gay	Director	February 27, 2019
Mary Chris Gay
/s/ William W. Grounds	Director	February 27, 2019
William W. Grounds
/s/ Alexis M. Herman	Director	February 27, 2019
Alexis M. Herman
/s/ Roland Hernandez	Director	February 27, 2019
Roland Hernandez
/s/ John B. Kilroy, Jr.	Director	February 27, 2019
John B. Kilroy, Jr.

/s/ Rose McKinney-James	Director	February 27, 2019
Rose McKinney-James
/s/ Keith A. Meister	Director	February 27, 2019
Keith A. Meister
/s/ Paul Salem	Director	February 27, 2019
Paul Salem
/s/ Gregory M. Spierkel	Director	February 27, 2019
Gregory M. Spierkel
/s/ Jan Swartz	Director	February 27, 2019
Jan Swartz
/s/ Daniel J. Taylor	Director	February 27, 2019
Daniel J. Taylor