Form 10-Q
period 2019-03-31
MGM Resorts International
filed 2019-05-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	MGM	New York Stock Exchange (NYSE)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2019
Common Stock, $.01 par value	537,201,282 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,223,404	$1,526,762
Accounts receivable, net	602,602	657,206
Inventories	111,302	110,831
Income tax receivable	18,536	28,431
Prepaid expenses and other	251,291	203,548
Total current assets	2,207,135	2,526,778

Property and equipment, net	21,196,438	20,729,888

Other assets
Investments in and advances to unconsolidated affiliates	730,996	732,867
Goodwill	2,001,646	1,821,392
Other intangible assets, net	4,046,756	3,944,463
Operating lease right-of-use assets, net	641,912	—
Other long-term assets, net	322,038	455,318
Total other assets	7,743,348	6,954,040
	$31,146,921	$30,210,706
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$336,586	$302,578
Construction payable	249,289	311,793
Current portion of long-term debt	2,548	43,411
Accrued interest on long-term debt	137,309	140,046
Other accrued liabilities	2,086,946	2,151,054
Total current liabilities	2,812,678	2,948,882

Deferred income taxes, net	1,566,931	1,342,538
Long-term debt, net	14,730,829	15,088,005
Operating lease liabilities	510,951	—
Other long-term obligations	208,329	259,240
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	99,338	102,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 537,156,480 and 527,479,528 shares	5,372	5,275
Capital in excess of par value	4,420,463	4,092,085
Retained earnings	2,384,977	2,423,479
Accumulated other comprehensive loss	(24,608)	(8,556)
Total MGM Resorts International stockholders' equity	6,786,204	6,512,283
Noncontrolling interests	4,431,661	3,957,508
Total stockholders' equity	11,217,865	10,469,791
	$31,146,921	$30,210,706

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Casino	$1,626,346	$1,394,316
Rooms	574,215	539,480
Food and beverage	520,221	455,411
Entertainment, retail and other	344,374	329,750
Reimbursed costs	111,755	103,280
	3,176,911	2,822,237
Expenses
Casino	902,757	762,649
Rooms	203,994	189,058
Food and beverage	400,239	353,389
Entertainment, retail and other	243,630	226,834
Reimbursed costs	111,755	103,280
General and administrative	525,112	417,890
Corporate expense	129,436	99,509
Preopening and start-up expenses	3,287	66,917
Property transactions, net	8,776	5,898
Depreciation and amortization	316,414	268,822
	2,845,400	2,494,246
Income from unconsolidated affiliates	38,749	31,766
Operating income	370,260	359,757
Non-operating income (expense)
Interest expense, net of amounts capitalized	(216,120)	(167,909)
Non-operating items from unconsolidated affiliates	(18,165)	(9,010)
Other, net	1,693	(1,916)
	(232,592)	(178,835)
Income before income taxes	137,668	180,922
Benefit (provision) for income taxes	(71,511)	85,379
Net income	66,157	266,301
Less: Net income attributable to noncontrolling interests	(34,860)	(42,857)
Net income attributable to MGM Resorts International	$31,297	$223,444
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.05	$0.39
Diluted	$0.05	$0.38
Weighted average common shares outstanding
Basic	534,219	564,832
Diluted	537,506	571,970

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$66,157	$266,301
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(12,405)	(24,152)
Unrealized gain (loss) on cash flow hedges	(13,323)	13,856
Other comprehensive loss	(25,728)	(10,296)
Comprehensive income	40,429	256,005
Less: Comprehensive income attributable to noncontrolling interests	(24,644)	(36,431)
Comprehensive income attributable to MGM Resorts International	$15,785	$219,574

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$66,157	$266,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,414	268,822
Amortization of debt discounts, premiums and issuance costs	9,373	9,634
Loss on retirement of long-term debt	—	1,019
Provision for doubtful accounts	8,378	9,141
Stock-based compensation	32,136	16,110
Property transactions, net	8,776	5,898
Income from unconsolidated affiliates	(20,584)	(19,435)
Distributions from unconsolidated affiliates	—	4,550
Deferred income taxes	67,827	(89,746)
Change in operating assets and liabilities:
Accounts receivable	48,961	27,388
Inventories	423	(5,114)
Income taxes receivable and payable, net	9,897	900
Prepaid expenses and other	(40,450)	(24,990)
Accounts payable and accrued liabilities	(97,269)	113,717
Other	(10,257)	(6,531)
Net cash provided by operating activities	399,782	577,664
Cash flows from investing activities
Capital expenditures, net of construction payable	(183,252)	(418,624)
Dispositions of property and equipment	341	225
Acquisition of Empire City Casino, net of cash acquired	(535,681)	—
Investments in unconsolidated affiliates	(9,558)	(2,503)
Distributions from unconsolidated affiliates	31,850	—
Other	(30,511)	(11,475)
Net cash used in investing activities	(726,811)	(432,377)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(289,767)	380,035
Issuance of long-term debt	750,000	—
Retirement of senior notes and senior debentures	(850,000)	(2,265)
Debt issuance costs	(10,111)	(4,544)
Issuance of MGM Growth Properties common stock in public offering	571,838	—
MGM Growth Properties Class A share issuance costs	(23,447)	—
Dividends paid to common shareholders	(69,799)	(67,999)
Distributions to noncontrolling interest owners	(46,539)	(47,380)
Purchases of common stock	—	(362,400)
Other	(7,324)	(12,497)
Net cash provided by (used in) financing activities	24,851	(117,050)
Effect of exchange rate on cash	(1,180)	(2,830)
Cash and cash equivalents
Net increase (decrease) for the period	(303,358)	25,407
Balance, beginning of period	1,526,762	1,499,995
Balance, end of period	$1,223,404	$1,525,402
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$209,347	$168,404
Federal, state and foreign income taxes paid (received), net of refunds	(6,429)	2,935

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	31,297	—	31,297	32,635	63,932
Currency translation adjustment	—	—	—	—	(6,906)	(6,906)	(5,499)	(12,405)
Other comprehensive income - cash flow hedges	—	—	—	—	(8,606)	(8,606)	(4,717)	(13,323)
Stock-based compensation	—	—	30,950	—	—	30,950	1,186	32,136
Issuance of common stock pursuant to stock-based compensation awards	305	3	(4,278)	—	—	(4,275)	—	(4,275)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,133)	(5,133)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(69,799)	—	(69,799)	—	(69,799)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(42,064)	(42,064)
Issuance of performance share units	—	—	1,546	—	—	1,546	—	1,546
Adjustment of redeemable non-controlling interest to redemption value	—	—	(3,825)	—	—	(3,825)	—	(3,825)
Empire City Acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	57,196	—	(774)	56,422	472,421	528,843
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Other	—	—	2,015	—	23	2,038	(917)	1,121
Balances, March 31, 2019	537,156	$5,372	$4,420,463	$2,384,977	$(24,608)	$6,786,204	$4,431,661	$11,217,865

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2018	566,276	$5,663	$5,357,709	$2,217,299	$(3,610)	$7,577,061	$4,034,063	$11,611,124
Net income	—	—	—	223,444	—	223,444	40,740	264,184
Currency translation adjustment	—	—	—	—	(13,368)	(13,368)	(10,784)	(24,152)
Other comprehensive loss - cash flow hedges	—	—	—	—	9,498	9,498	4,358	13,856
Stock-based compensation	—	—	14,742	—	—	14,742	1,375	16,117
Issuance of common stock pursuant to stock-based compensation awards	493	5	(8,300)	—	—	(8,295)	—	(8,295)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(9,791)	(9,791)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(67,999)	—	(67,999)	—	(67,999)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(10,000)	(100)	(362,300)	—	—	(362,400)	—	(362,400)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,598)	—	—	(4,598)	—	(4,598)
Other	—	—	(904)	—	—	(904)	(710)	(1,614)
Balances, March 31, 2018	556,769	$5,568	$4,999,958	$2,372,744	$(7,480)	$7,370,790	$4,029,581	$11,400,371

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 10. As of March 31, 2019, the Company owned 69.8% of the Operating Partnership units, and MGP held the remaining 30.2% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park (beginning April 1, 2019) from the landlord.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino ("Empire City"). Subsequently, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the existing master lease between the Company and MGP. Refer to Note 3 for additional information.

In March 2019, the Company entered into an amendment to the existing master lease with respect to investments made by the Company related to improvements at Park MGM and NoMad Las Vegas. Additionally, in April 2019, the Company acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), the entity that owned the operating assets associated with Hard Rock Rocksino Northfield Park (rebranded to MGM Northfield Park upon the Company’s acquisition), from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the existing master lease between the Company and MGP. Refer to Note 12 for additional information on these transactions.

The Company has an approximate 56% controlling interest in MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau resort and casino and MGM Cotai, an integrated casino, hotel and entertainment resort located on the Cotai Strip in Macau, as well as the related gaming subconcession and land concessions. In March 2019, MGM Grand Paradise and its concessionaire, Sociedade de Jogos de Macau, S.A (“SJMSA”) entered into a Sub-Concession Extension Contract (the "Extension Agreement"), pursuant to which the gaming sub-concession of MGM Grand Paradise, which was due to expire on March 31, 2020, has been extended to June 26, 2022, which coincides with the current expiration date of all the other concessionaires and sub-concessionaires. In connection with the extension, MGM Grand Paradise paid the government of Macau approximately $25 million upon signing of the Extension Agreement as contract premium for such extension. In addition, in March 2019, MGM Grand Paradise also executed the MGM SJM Agreement with SJMSA, pursuant to which MGM Grand Paradise paid SJMSA an amount of approximately $2 million in connection with the extension of the sub-concession.

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

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 11 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2018 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 30.2% as of March 31, 2019 as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2019 and December 31, 2018, on a consolidated basis, MGP had total assets of $12.3 billion and $11.0 billion, respectively, primarily related to its real estate investments, and total liabilities of $5.6 billion and $5.1 billion, respectively, primarily related to its indebtedness.

Revenue recognition. The Company’s revenue contracts with customers consist of casino wager transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three months ended March 31, 2019 and 2018, commissions and incentives provided to gaming customers were $602 million and $540 million, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2019	2018	2019	2018	2019	2018
	(in thousands)
Balance at January 1	$323,811	$597,753	$113,293	$91,119	$667,285	$539,626
Balance at March 31	307,912	779,242	119,033	93,459	613,764	492,599
Increase / (decrease)	$(15,899)	$181,489	$5,740	$2,340	$(53,521)	$(47,027)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 11.

Leases. The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For leases with terms greater than twelve months, the operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also include any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third-party tenants are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three months ended March 31, 2019 and 2018, lease revenues from third-party tenants include $12 million and $13 million recorded within food and beverage revenue, respectively, and $22 million and $21 million recorded within entertainment, retail, and other revenue for the same such periods, respectively.

Recently issued accounting standards. In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases”, (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. The Company adopted ASC 842 on January 1, 2019 utilizing the simplified transition method and accordingly did not recast comparative period financial information. The Company elected the basket of transition practical expedients which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) direct costs for any existing leases. As a result of adoption, the Company recognized $656 million of operating ROU assets and $580 million of operating lease liabilities as of January 1, 2019.

Prior to the adoption of ASC 842 on January 1, 2019, the master lease between subsidiaries of MGM and MGP was accounted for as a failed sale of the real estate assets due to the subsidiaries’ investments in the Operating Partnership, which constituted continuing involvement. As such, the real estate assets were reflected in the balance sheets of the applicable MGM subsidiaries as well as the associated finance lease liability. In connection with the adoption of ASC 842, the sale and leaseback of the real estate assets under the master lease now qualify as a passed sale and are determined to be operating leases. Accordingly, the real estate assets are now only reflected on the balance sheet of MGP and the MGM subsidiaries have recorded operating lease liabilities and operating ROU assets. The master lease and its related accounting eliminates in consolidation.

NOTE 3 — ACQUISITIONS

      Empire City

On January 29, 2019, the Company acquired the real property and operations associated with Empire City for total consideration of approximately $865 million, plus customary working capital and other adjustments (“Empire City Acquisition”). The fair value of consideration paid included the issuance of approximately $266 million of the Company’s common stock, the incurrence of a new bridge facility, and the remaining balance in cash. If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million. The acquisition expands the Company’s presence in the northeast region and greater New York City market. Subsequent to the Company’s acquisition, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the existing master lease between the Company and MGP. See Note 12 for additional information.

The Company recognized 100% of the assets and liabilities of Empire City at fair value on the date of acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using both level 2 inputs, which are observable inputs for similar assets, and level 3 inputs, which are unobservable inputs. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition. Specifically, as of March 31, 2019, the Company is finalizing valuation work related to the assets and liabilities assumed as well as asset classes that comprise the property and equipment acquired.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Property and equipment	$645,733
Cash and cash equivalents	63,197
Racing and gaming license	128,000
Other intangible assets	51,000
Goodwill	183,312
Other assets	24,420
Deferred income taxes	(145,328)
Other liabilities	(85,689)
$864,645

The Company recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable. The gaming license and trade name, which is included within other intangibles above, are indefinite-lived intangible assets and the customer lists acquired, included within other intangibles above, is amortized over its estimated useful life of four years. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

Consolidated results. For the period from January 29, 2019 through March 31, 2019, Empire City’s net revenue was $37 million, operating income was $4 million and net income was $11 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

     Northfield

On July 6, 2018, MGP completed its acquisition of 100% of the membership interests of Northfield. The financial results of Northfield have been included in the consolidated financial statements from the date of acquisition. As of March 31, 2019, the Company is finalizing valuation work related to the asset classes that comprise the property and equipment acquired.

In April 2019, the Company subsequently acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the existing master lease between the Company and MGP. Refer to Note 12 for additional information.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$575,686	$589,965
Las Vegas Arena Company, LLC (42.5%)	74,607	73,540
Other	80,703	69,362
	$730,996	$732,867

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Income from unconsolidated affiliates	$38,749	$31,766
Preopening and start-up expenses	—	(3,321)
Non-operating items from unconsolidated affiliates	(18,165)	(9,010)
	$20,584	$19,435

CityCenter distributions. In March 2019, CityCenter paid a $64 million dividend, of which the Company received its 50% share, or approximately $32 million.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Senior credit facility	$1,070,000	$750,000
Operating Partnership senior credit facility	2,349,500	2,819,125
MGM China credit facility	2,287,904	2,433,562
$850 million 8.625% senior notes, due 2019	—	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$1,000 million 5.75% senior notes, due 2025	1,000,000	1,000,000
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$750 million 5.75% Operating Partnership senior notes, due 2027	750,000	—
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
	14,857,956	15,253,239
Less: Premiums, discounts, and unamortized debt issuance costs, net	(124,579)	(121,823)
	14,733,377	15,131,416
Less: Current portion	(2,548)	(43,411)
	$14,730,829	$15,088,005

Debt due within one year of the March 31, 2019 and December 31, 2018 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $3 million and $43 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current at March 31, 2019 and December 31, 2018, respectively.

Senior credit facility. At March 31, 2019, the Company’s senior credit facility consisted of a $750 million term loan A facility and a $1.5 billion revolving facility. At March 31, 2019, $320 million was drawn on the revolving credit facility. At March 31, 2019, the interest rate on the term loan A was 4.75% and the interest rate on the revolving credit facility was 4.66%. The Company was in compliance with its credit facility covenants at March 31, 2019.

Operating Partnership senior credit facility. At March 31, 2019, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.79 billion term loan B facility, and a $1.35 billion revolving credit facility. At March 31, 2019, $85 million was drawn on the revolving credit facility. At March 31, 2019, the interest rates on the term loan A facility and the term loan B facility were both 4.5%, and the interest rate on the revolving credit facility was 4.41%. The Operating Partnership was in compliance with its credit facility covenants at March 31, 2019.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of March 31, 2019, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received resets monthly to the one-month LIBOR with no minimum floor. In December 2018, the Operating Partnership entered into additional interest rate swaps that have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with the variable rate received resetting monthly to the one-month LIBOR with a floor of 0%. Such interest rate swaps will become effective on December 31, 2019. As of March 31, 2019, and December 31, 2018, the derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

MGM China credit facility. At March 31, 2019, the MGM China credit facility consisted of $1.7 billion of term loans and a $1.0 billion revolving credit facility. MGM China permanently repaid $99 million of the term loan facilities in the three months ended March 31, 2019 in accordance with the scheduled amortization. At March 31, 2019, $599 million was drawn on the revolving credit facility. At March 31, 2019, the interest rates on the term loans and the revolving credit facility were 4.16% and 4.11%, respectively. MGM China was in compliance with its credit facility covenants at March 31, 2019.

Bridge Facility. In connection with the Empire City transaction, the Company borrowed $246 million under a bridge facility, which was subsequently assumed by the Operating Partnership. The Operating Partnership repaid the bridge facility with a combination of cash on hand and a draw on its revolving credit facility, which was subsequently repaid with proceeds from its offering of its 5.75% senior notes due 2027, discussed below.

Senior Notes. In April 2019, the Company issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. The Company primarily used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of its outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of its outstanding 5.25% senior notes due 2020 through cash tender offers.

In February 2019, the Company repaid its $850 million 8.625% notes due 2019.

Operating Partnership senior notes. In January 2019, the Operating Partnership issued $750 million in aggregate principal amount of 5.75% senior notes due 2027.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $15.2 billion and $15.1 billion at March 31, 2019 and December 31, 2018, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 51.9% for the three months ended March 31, 2019 compared to a benefit of 47.2% in the prior year quarter.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

MGM Grand Paradise was previously granted an exemption from the Macau 12% complementary tax on gaming profits through March 31, 2020 and, given the Extension Agreement entered into during the quarter, intends to apply for an extension of such exemption to June 26, 2022 to run concurrent with its extended sub-concession. Competitors of MGM Grand Paradise have received additional extensions of their complementary tax exemptions through June 26, 2022, which runs concurrent with the end of the term of their gaming concessions. The Company believes MGM Grand Paradise should also be entitled to such extension in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. Based upon these developments, the Company re-measured the net deferred tax liability of MGM Grand Paradise assuming that it will receive an additional extension of its complementary tax exemption through June 26, 2022. This change in assumption resulted in a net increase in deferred tax liabilities in the amount of $35 million, due to an increase in the valuation allowance on certain net operating loss deferred tax assets partially offset by a reduction in certain intangible deferred tax liabilities, and a corresponding income tax expense for the three months ended March 31, 2019.

The Company recorded a $10 million increase in its valuation allowance on its foreign tax credit carryovers (“FTCs”) and a corresponding increase in its income tax expense for the three months ended March 31, 2019 based upon a revision of certain assumptions impacting the valuation allowance. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to these assumptions could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Further, the Empire City Acquisition required a re-measurement of existing state deferred tax liabilities resulting in a $10 million increase in deferred tax liabilities and a corresponding income tax expense for the three months ended March 31, 2019.

NOTE 7 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The Company’s master lease agreement with a subsidiary of MGP for certain real estate assets is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 12 for further discussion of the master lease.

Lease expense for the three months ended March 31, 2019 includes operating lease cost of $24 million. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

March 31,
2019
Supplemental balance sheet information	(In thousands)
Operating lease right-of-use assets	$641,912
Operating lease obligation - short-term (recorded within "Other accrued liabilities")	$62,946
Operating lease obligation - long-term	510,951
Total operating lease liabilities	$573,897

Weighted-average remaining lease term (years)	37
Weighted-average discount rate (%)	7

Three Months Ended
March 31, 2019
Supplemental cash flows information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases	$17,365

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2019 (excluding the three months ended March 31, 2019)	$64,292
2020	86,977
2021	67,637
2022	53,833
2023	51,691
Thereafter	1,419,575
Total future minimum lease payments	1,744,005
Less: Amount of lease payments representing interest	(1,170,108)
Total	$573,897

NOTE 8 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death. Lawsuits were first filed in October 2017 and include actions originally filed in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. In June 2018, the Company removed to federal court all actions that remained pending in California and Nevada state courts. The Company also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future.

Since February of 2019, the Company and counsel representing plaintiffs in all pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have been, and continue to be, engaged in mediation efforts to resolve these matters. After multiple mediation sessions over several months, progress has been made, and while mediation is ongoing, the Company believes it is reasonably possible that a settlement will be reached. The related litigation is stayed pending mediation (the “Mediation Stay”) and the Company agreed to toll the statute of limitations to May 15, 2020, with respect to the Claimants. Although the Company continues to believe it is not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, the Company believes it is reasonably possible that continued mediation communications will result in a settlement with respect to the Claimants of approximately $735 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation. The Company has $751 million of insurance coverage available to fund this potential settlement, which the Company’s insurers have agreed to fund. The Company intends for substantially all Claimants to be covered by the settlement, however, it remains possible that certain Claimants may not join the settlement and/or additional claims may be asserted. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates.

If such a settlement is not consummated, the Mediation Stay will be lifted and the Company is currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against any such lawsuits and ultimately believes it should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects the Company’s evaluation of potential losses in connection with these claims. The Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At March 31, 2019, $12 million in letters of credit were outstanding under the Company’s senior credit facility. No letters of credit were outstanding under the Operating Partnership’s senior credit facility or MGM China’s credit facility at March 31, 2019. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

In connection with the Extension Agreement, MGM Grand Paradise is required to provide a bank guarantee in an amount not less than $101 million to the government of Macau within three months from the date of signing of the Extension Agreement to warrant the fulfillment of labor debts upon the expiration of the Extension Agreement in June 2022.

NOTE 9 — INCOME PER SHARE OF COMMON STOCK

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

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$31,297	$223,444
Adjustment related to redeemable noncontrolling interests	(3,825)	(4,598)
Net income available to common stockholders - basic	27,472	218,846
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(52)	(165)
Net income attributable to common stockholders - diluted	$27,420	$218,681
Denominator:
Weighted-average common shares outstanding - basic	534,219	564,832
Potential dilution from share-based awards	3,287	7,138
Weighted-average common and common equivalent shares - diluted	537,506	571,970
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	1,929	170

NOTE 10 — STOCKHOLDERS’ EQUITY

Empire City transaction. As further discussed in Note 12, in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration that included the issuance of approximately 13 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Empire City transaction, the Company indirectly owned 74.6% of the partnership units in the Operating Partnership.

MGP Class A share issuance. In January 2019, MGP completed an offering of approximately 20 million of its Class A shares. In connection with the offering, the Operating Partnership issued 20 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to MGP’s issuance of the incremental shares, the Company indirectly owned 69.7% of the partnership units in the Operating Partnership.

Park MGM Lease Transaction. As further discussed in Note 12, in March 2019, the Company and MGP completed the Park MGM Lease Transaction for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance of the incremental shares, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

Northfield OpCo transaction.  As further discussed in Note 12, in April 2019, the Company acquired the membership interests of Northfield from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company will account for such transaction, which reduces its ownership in the Operating Partnership to 68.8%, within the second quarter 2019.

MGM Resorts International dividends. On April 29, 2019 the Company’s Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on June 14, 2019 to holders of record on June 10, 2019.

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

There were no repurchases made during the three months ended March 31, 2019. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.4 billion as of March 31, 2019.

During the three months ended March 31, 2018, the Company repurchased 10 million shares of its common stock at $36.24 per share for an aggregate amount of $362 million. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balance, January 1, 2019	$(18,872)	$9,144	$1,172	$(8,556)
Other comprehensive income (loss) before reclassifications	(12,405)	(11,476)	—	(23,881)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	—	(1,847)	—	(1,847)
Empire City MGP transaction	—	—	195	195
MGP Class A share issuance	—	—	(774)	(774)
Park MGM Transaction	—	—	16	16
Other	—	—	23	23
Other comprehensive income (loss), net of tax	(12,405)	(13,323)	(540)	(26,268)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	5,499	4,717	—	10,216
Balance, March 31, 2019	$(25,778)	$538	$632	$(24,608)

NOTE 11 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company has aggregated its operating segments into the following reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China.

Las Vegas Strip Resorts.  Las Vegas Strip Resorts consists of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas.

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts (upon commencing operations in August 2018); and Empire City in Yonkers, New York (upon acquisition in January 2019).

MGM China.  MGM China consists of MGM Macau and MGM Cotai.

The Company’s operations related to investments in unconsolidated affiliates, MGM Northfield Park (as the operations were owned by MGP until April 1, 2019), and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$324,704	$372,820
Rooms	468,852	448,597
Food and beverage	365,522	339,509
Entertainment, retail and other	269,110	271,178
	1,428,188	1,432,104
Regional Operations
Casino	574,156	467,877
Rooms	71,798	71,049
Food and beverage	117,879	95,165
Entertainment, retail and other	40,112	32,477
	803,945	666,568
MGM China
Casino	663,565	550,595
Rooms	33,564	19,834
Food and beverage	30,713	20,737
Entertainment, retail and other	6,362	4,695
	734,204	595,861
Reportable segment net revenues	2,966,337	2,694,533
Corporate and other	210,574	127,704
	$3,176,911	$2,822,237
Adjusted Property EBITDA
Las Vegas Strip Resorts	$403,527	$449,154
Regional Operations	206,574	167,213
MGM China	190,790	151,751
Reportable segment Adjusted Property EBITDA	800,891	768,118

Other operating income (expense)
Corporate and other	(61,056)	(66,724)
Preopening and start-up expenses	(3,287)	(66,917)
Property transactions, net	(8,776)	(5,898)
Depreciation and amortization	(316,414)	(268,822)
Restructuring	(41,098)	—
Operating income	370,260	359,757
Non-operating income (expense)
Interest expense, net of amounts capitalized	(216,120)	(167,909)
Non-operating items from unconsolidated affiliates	(18,165)	(9,010)
Other, net	1,693	(1,916)
	(232,592)	(178,835)
Income before income taxes	137,668	180,922
Benefit (provision) for income taxes	(71,511)	85,379
Net income	66,157	266,301
Less: Net income attributable to noncontrolling interests	(34,860)	(42,857)
Net income attributable to MGM Resorts International	$31,297	$223,444

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions in connection with her ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd. of $5 million and $10 million during the three months ended March 31, 2019 and 2018, respectively.

MGP

As described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park (beginning April 1, 2019) from the landlord.

Subsequent to the Company completing its acquisition of Empire City in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration of approximately $634 million, which included the assumption of debt of approximately $246 million, which was immediately repaid, and the remaining paid through the issuance of Operating Partnership units. The real estate assets of Empire City are leased to the Company pursuant to an amendment to the master lease, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. In addition, the master lease provides the landlord with a right of first offer with respect to certain undeveloped land adjacent to the property to the extent the Company develops additional gaming facilities, which the landlord may exercise should the Company elect to sell this property in the future.

On March 7, 2019, the tenant entered into an amendment to the existing master lease with respect to investments made by the Company related to the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). In connection with the transaction, the Company received consideration of $638 million, of which approximately $606 million was paid in cash and the remaining paid through the issuance of Operating Partnership units. Additionally, the annual rent payment to MGP was increased by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

Additionally, on April 1, 2019, the Company acquired the membership interests of Northfield from MGP, which held the operations of Northfield, for fair value of consideration of approximately $301 million consisting of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership, and MGP retained the associated real estate assets. The Company then rebranded the property to MGM Northfield Park, which was then added to the existing master lease between the landlord and tenant, increasing the annual rent payment to MGP by $60 million. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

The addition of Empire City and the Park MGM Lease Transaction in January 2019 and March 2019, respectively, increased annual rent payments associated with the master lease for the third lease year to $870 million from $770 million. In connection with the commencement of the fourth lease year on April 1, 2019, as well as the addition of MGM Northfield Park on April 1, 2019, annual rent payments under the master lease increased to $946 million from $870 million. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of March 31, 2019.

All intercompany transactions, including transactions under the master lease and those described above, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2019, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. Prior to the adoption of ASC 842 on January 1, 2019, for these subsidiaries, such investment constituted continuing involvement, and accordingly, the sale and leaseback of the real estate assets under the master lease did not qualify for sale-leaseback accounting. The real estate assets were reflected in the balance sheets of the applicable MGM subsidiaries. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the master lease and recognized the related interest expense component of such payments. These real estate assets were also reflected on the balance sheet of the MGP subsidiary that received such assets. The condensed consolidating financial information presented below therefore included the accounting for such activity within the respective columns presented and in the elimination column. In connection with the adoption of ASC 842, the sale and leaseback of the real estate assets under the master lease now qualify as a passed sale and are determined to be operating leases.  As such, the real estate assets, finance liabilities, and related interest expense component of rent payments are no longer reflected in the results of the applicable MGM subsidiaries.  Instead, the real estate assets are now only reflected on the balance sheet of the MGP subsidiary that received such assets and the MGM subsidiaries have recorded operating lease liabilities and operating ROU assets with the related rental payment reflected within “general and administrative” expense within the condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$97,072	$1,191,305	$96,294	$831,700	$(9,236)	$2,207,135
Property and equipment, net	—	5,410,421	11,073,152	4,723,488	(10,623)	21,196,438
Investments in subsidiaries	23,226,988	3,825,369	—	—	(27,052,357)	—
Investments in the MGP Operating Partnership	—	4,009,946	—	800,043	(4,809,989)	—
Investments in and advances to unconsolidated affiliates	—	674,971	—	31,025	25,000	730,996
Intercompany accounts	—	7,923,254	—	—	(7,923,254)	—
Other non-current assets	69,974	9,408,598	1,157,239	7,175,104	(10,798,563)	7,012,352
	$23,394,034	$32,443,864	$12,326,685	$13,561,360	$(50,579,022)	$31,146,921
Current liabilities	$141,224	$1,651,470	$215,806	$1,071,687	$(267,509)	$2,812,678
Intercompany accounts	7,745,873	—	425	176,956	(7,923,254)	—
Deferred income taxes, net	1,150,071	145,328	34,642	266,610	(29,720)	1,566,931
Long-term debt, net	7,528,352	569	4,939,702	2,262,206	—	14,730,829
Other non-current liabilities	42,310	8,745,547	419,193	2,332,678	(10,820,448)	719,280
Total liabilities	16,607,830	10,542,914	5,609,768	6,110,137	(19,040,931)	19,829,718
Redeemable noncontrolling interests	—	—	—	99,338	—	99,338
MGM Resorts International stockholders' equity	6,786,204	21,899,513	4,679,335	4,959,652	(31,538,500)	6,786,204
Noncontrolling interests	—	1,437	2,037,582	2,392,233	409	4,431,661
Total stockholders' equity	6,786,204	21,900,950	6,716,917	7,351,885	(31,538,091)	11,217,865
	$23,394,034	$32,443,864	$12,326,685	$13,561,360	$(50,579,022)	$31,146,921

	At December 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$304,741	$1,178,696	$78,222	$972,820	$(7,701)	$2,526,778
Property and equipment, net	—	13,564,979	10,526,520	6,392,014	(9,753,625)	20,729,888
Investments in subsidiaries	22,419,282	3,401,031	—	—	(25,820,313)	—
Investments in the MGP Operating Partnership	—	3,434,602	—	831,494	(4,266,096)	—
Investments in and advances to unconsolidated affiliates	—	678,748	—	29,119	25,000	732,867
Intercompany accounts	—	7,135,263	—	—	(7,135,263)	—
Other non-current assets	67,214	917,537	346,565	4,932,872	(43,015)	6,221,173
	$22,791,237	$30,310,856	$10,951,307	$13,158,319	$(47,001,013)	$30,210,706
Current liabilities	$154,484	$1,617,675	$189,247	$1,224,752	$(237,276)	$2,948,882
Intercompany accounts	6,932,325	—	307	202,631	(7,135,263)	—
Deferred income taxes, net	1,097,654	—	33,634	240,970	(29,720)	1,342,538
Long-term debt, net	8,055,472	570	4,666,949	2,365,014	—	15,088,005
Other non-current liabilities	39,019	7,210,897	215,664	2,247,584	(9,453,924)	259,240
Total liabilities	16,278,954	8,829,142	5,105,801	6,280,951	(16,856,183)	19,638,665
Redeemable noncontrolling interests	—	—	—	102,250	—	102,250
MGM Resorts International stockholders' equity	6,512,283	21,481,714	4,279,535	4,383,581	(30,144,830)	6,512,283
Noncontrolling interests	—	—	1,565,971	2,391,537	—	3,957,508
Total stockholders' equity	6,512,283	21,481,714	5,845,506	6,775,118	(30,144,830)	10,469,791
	$22,791,237	$30,310,856	$10,951,307	$13,158,319	$(47,001,013)	$30,210,706

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,936,286	$271,264	$1,172,785	$(203,424)	$3,176,911
Equity in subsidiaries' earnings	259,299	40,097	—	—	(299,396)	—
Expenses
Casino and hotel operations	2,459	1,104,372	44,929	721,638	(11,023)	1,862,375
General and administrative	16,485	522,007	5,920	188,949	(208,249)	525,112
Corporate expense	58,775	53,007	13,029	4,625	—	129,436
Preopening and start-up expenses	—	1,214	—	2,073	—	3,287
Property transactions, net	—	7,814	1,113	(204)	53	8,776
Depreciation and amortization	—	101,646	75,009	141,162	(1,403)	316,414
	77,719	1,790,060	140,000	1,058,243	(220,622)	2,845,400
Income from unconsolidated affiliates	—	37,055	—	1,694	—	38,749
Operating income	181,580	223,378	131,264	116,236	(282,198)	370,260
Interest expense, net of amounts capitalized	(126,653)	(208)	(63,948)	(25,311)	—	(216,120)
Other non-operating, net	18,626	85,214	1,709	2,464	(124,485)	(16,472)
Income before income taxes	73,553	308,384	69,025	93,389	(406,683)	137,668
Provision for income taxes	(42,256)	(5)	(2,661)	(26,589)	—	(71,511)
Net income	31,297	308,379	66,364	66,800	(406,683)	66,157
Less: Net income attributable to noncontrolling interests	—	(1,437)	(19,955)	(13,061)	(407)	(34,860)
Net income attributable to MGM Resorts International	$31,297	$306,942	$46,409	$53,739	$(407,090)	$31,297
Net income	$31,297	$308,379	$66,364	$66,800	$(406,683)	$66,157
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6,906)	(6,906)	—	(12,405)	13,812	(12,405)
Unrealized loss on cash flow hedges	(8,606)	—	(15,612)	—	10,895	(13,323)
Other comprehensive loss	(15,512)	(6,906)	(15,612)	(12,405)	24,707	(25,728)
Comprehensive income	15,785	301,473	50,752	54,395	(381,976)	40,429
Less: Comprehensive income attributable to noncontrolling interests	—	—	(15,238)	(9,406)	—	(24,644)
Comprehensive income attributable to MGM Resorts International	$15,785	$301,473	$35,514	$44,989	$(381,976)	$15,785

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(107,623)	$782,436	$(439,533)	$164,502	$—	$399,782
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(108,690)	(12)	(74,550)	—	(183,252)
Dispositions of property and equipment	—	273	—	68	—	341
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)	—	—	—	(535,681)
Investments in unconsolidated affiliates	—	(9,558)	—	—	—	(9,558)
Distributions from unconsolidated affiliates	—	31,850	—	—	—	31,850
Intercompany accounts	—	(787,991)	—	—	787,991	—
Other	—	(3,500)	—	(27,011)	—	(30,511)
Net cash used in investing activities	—	(1,413,297)	(12)	(101,493)	787,991	(726,811)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	320,000	245,950	(715,575)	(140,142)	—	(289,767)
Issuance of long-term debt	—	—	750,000	—	—	750,000
Retirement of senior notes	(850,000)	—	—	—	—	(850,000)
Debt issuance costs	(128)	—	(9,983)	—	—	(10,111)
Issuance of MGM Growth Properties common stock in public offering	—	—	571,838	—	—	571,838
MGM Growth Properties Class A share issuance costs	—	—	(23,447)	—	—	(23,447)
MGP dividends paid to consolidated subsidiaries	—	—	(87,322)	—	87,322	—
Dividends paid to common shareholders	(69,799)	—	—	—	—	(69,799)
Distributions to noncontrolling interest owners	—	—	(31,733)	(14,806)	—	(46,539)
Intercompany accounts	523,231	407,838	—	(55,756)	(875,313)	—
Other	(5,073)	(2,198)	—	(53)	—	(7,324)
Net cash provided by (used in) financing activities	(81,769)	651,590	453,778	(210,757)	(787,991)	24,851
Effect of exchange rate on cash	—	—	—	(1,180)	—	(1,180)
Cash and cash equivalents
Net increase (decrease) for the period	(189,392)	20,729	14,233	(148,928)	—	(303,358)
Balance, beginning of period	259,738	389,601	59,817	817,606	—	1,526,762
Balance, end of period	$70,346	$410,330	$74,050	$668,678	$—	$1,223,404

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended March 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,889,793	$215,839	$932,947	$(216,342)	$2,822,237
Equity in subsidiaries' earnings	328,267	44,535	—	—	(372,802)	—
Expenses
Casino and hotel operations	2,715	1,050,019	—	582,979	(503)	1,635,210
General and administrative	2,350	310,850	22,499	104,690	(22,499)	417,890
Corporate expense	39,301	50,407	10,481	5,352	(6,032)	99,509
Preopening and start-up expenses	—	6,742	—	60,175	—	66,917
Property transactions, net	—	5,142	4,086	756	(4,086)	5,898
Depreciation and amortization	—	156,647	68,991	112,148	(68,964)	268,822
	44,366	1,579,807	106,057	866,100	(102,084)	2,494,246
Income from unconsolidated affiliates	—	31,632	—	134	—	31,766
Operating income	283,901	386,153	109,782	66,981	(487,060)	359,757
Interest expense, net of amounts capitalized	(109,558)	(137)	(49,230)	(8,984)	—	(167,909)
Other non-operating, net	15,772	(107,950)	(1,152)	(46,687)	129,091	(10,926)
Income before income taxes	190,115	278,066	59,400	11,310	(357,969)	180,922
Benefit (provision) for income taxes	33,329	—	(1,231)	53,281	—	85,379
Net income	223,444	278,066	58,169	64,591	(357,969)	266,301
Less: Net income attributable to noncontrolling interests	—	—	(15,830)	(27,027)	—	(42,857)
Net income attributable to MGM Resorts International	$223,444	$278,066	$42,339	$37,564	$(357,969)	$223,444
Net income	$223,444	$278,066	$58,169	$64,591	$(357,969)	$266,301
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,368)	(13,368)	—	(24,152)	26,736	(24,152)
Unrealized gain on cash flow hedges	9,498	—	16,355	—	(11,997)	13,856
Other comprehensive income (loss)	(3,870)	(13,368)	16,355	(24,152)	14,739	(10,296)
Comprehensive income	219,574	264,698	74,524	40,439	(343,230)	256,005
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,188)	(16,243)	—	(36,431)
Comprehensive income attributable to MGM Resorts International	$219,574	$264,698	$54,336	$24,196	$(343,230)	$219,574

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(157,092)	$237,173	$145,224	$352,359	$—	$577,664
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(181,743)	(177)	(236,704)	—	(418,624)
Dispositions of property and equipment	—	220	—	5	—	225
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Intercompany accounts	—	(102,195)	—	—	102,195	—
Other	—	(9,937)	—	(1,538)	—	(11,475)
Net cash used in investing activities	—	(296,158)	(177)	(238,237)	102,195	(432,377)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	516,875	—	(8,375)	(128,465)	—	380,035
Retirement of senior notes	—	(2,265)	—	—	—	(2,265)
Debt issuance costs	—	—	(4,544)	—	—	(4,544)
MGP dividends paid to consolidated subsidiaries	—	—	(81,956)	—	81,956	—
Dividends paid to common shareholders	(67,999)	—	—	—	—	(67,999)
Distributions to noncontrolling interest owners	—	—	(29,777)	(17,603)	—	(47,380)
Purchases of common stock	(362,400)	—	—	—	—	(362,400)
Intercompany accounts	111,580	26,042	—	46,529	(184,151)	—
Other	(8,297)	(2,793)	—	(1,407)	—	(12,497)
Net cash provided by (used in) financing activities	189,759	20,984	(124,652)	(100,946)	(102,195)	(117,050)
Effect of exchange rate on cash	—	—	—	(2,830)	—	(2,830)
Cash and cash equivalents
Net increase (decrease) for the period	32,667	(38,001)	20,395	10,346	—	25,407
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$59,537	$273,042	$280,117	$912,706	$—	$1,525,402

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

Description of our business and key performance indicators

Our primary business is the ownership and operation of casino resorts which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings and return capital to our shareholders. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

In January 2019, we announced the implementation of a company-wide business optimization initiative (the “MGM 2020 Plan”) to further reduce costs, improve efficiencies and position us for growth. We expect to deliver annualized Adjusted EBITDA benefit of $300 million in aggregate, consisting of $200 million by the end of 2020 and an additional $100 million by the end of 2021. The MGM 2020 Plan is a company-wide, business-optimization initiative aimed to leverage a more centralized organization to maximize profitability and, through key investments in technology, lay the groundwork for our digital transformation to drive revenue growth.

Also, in January 2019, we acquired the real property and operations associated with Empire City in Yonkers, New York. Subsequently, MGP acquired the developed real property associated with Empire City from us and leased the assets back to us pursuant to an amendment to the master lease. In addition, pursuant to the master lease amendment, we agreed to provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that we develop additional gaming facilities and choose to sell or transfer such property in the future.  See Note 3 and Note 12 in the accompanying consolidated financial statements for information regarding this acquisition.

In March 2019, we entered into an amendment to the existing master lease with respect to investments made by us related to improvements at Park MGM and NoMad Las Vegas. Additionally, in April 2019, we completed the acquisition of the membership interests of Northfield Park Associates, LLC, the entity that owned the operating assets associated with Hard Rock Rocksino Northfield Park (rebranded to MGM Northfield Park), from MGP, and MGP retained the real estate assets. MGM Northfield Park was added to the existing master lease between the Company and MGP. See Note 12 in the accompanying financial statements for information regarding these transactions with MGP.

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

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.7% to 3.3% of turnover. Win for main floor gaming operations at MGM China is in the range of 16% to 22% of table games drop.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net revenues	$3,176,911	$2,822,237
Operating income	370,260	359,757
Net income	66,157	266,301
Net income attributable to MGM Resorts International	31,297	223,444

Summary Operating Results

Consolidated net revenues increased 13% for the three months ended March 31, 2019 compared to the prior year quarter due primarily to the operating results of MGM Springfield, which opened in August 2018, a full quarter of operations of MGM Cotai, which opened in February 2018, the addition of  25 new-to-market tables on January 1, 2019 at MGM Cotai, the acquisition of Empire City in January 2019, and from MGP’s acquisition of Northfield in July 2018, as discussed further below.

Consolidated operating income increased 3% for the three months ended March 31, 2019 compared to the prior year quarter, due primarily to the increase in revenues discussed above and a decrease in preopening and start-up expenses, partially offset by $41 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan, an increase in corporate expense, and an increase in depreciation and amortization. Corporate expense, including normal share-based compensation for corporate employees, was $129 million for the three months ended March 31, 2019, an increase of $30 million compared to the prior year quarter. The current quarter included $20 million in Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $12 million in costs incurred to implement the MGM 2020 Plan, of which $4 million is included in the restructuring costs discussed above, and $3 million in finance modernization initiative costs. Depreciation and amortization expense increased in the current quarter compared to the prior year quarter due primarily to a full quarter of operations at MGM Cotai and the opening of MGM Springfield.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Las Vegas Strip Resorts
Table games win	$223,024	$269,231
Slots win	278,586	263,467
Other	19,165	16,382
Less: Incentives	(196,071)	(176,260)
Casino revenue	324,704	372,820
Rooms	468,852	448,597
Food and beverage	365,522	339,509
Entertainment, retail and other	269,110	271,178
Non-casino revenue	1,103,484	1,059,284
	1,428,188	1,432,104
Regional Operations
Table games win	198,075	180,875
Slots win	520,319	444,687
Other	66,611	23,756
Less: Incentives	(210,849)	(181,441)
Casino revenue	574,156	467,877
Rooms	71,798	71,049
Food and beverage	117,879	95,165
Entertainment, retail and other	40,112	32,477
Non-casino revenue	229,789	198,691
	803,945	666,568
MGM China
VIP table games win	342,407	334,235
Main floor table games win	444,602	330,336
Slots win	68,444	61,164
Less: Commissions and incentives	(191,888)	(175,140)
Casino revenue	663,565	550,595
Rooms	33,564	19,834
Food and beverage	30,713	20,737
Entertainment, retail and other	6,362	4,695
Non-casino revenue	70,639	45,266
	734,204	595,861
Reportable segment net revenues	2,966,337	2,694,533
Corporate and other	210,574	127,704
	$3,176,911	$2,822,237

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 13% compared to the prior year quarter due primarily to a 17% decrease in tables games win and an increase in customer incentives, partially offset by a 6% increase in slots win.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Table Games Drop	$968	$1,040
Table Games Win %	23.0%	25.9%
Slots Handle	$3,051	$2,985
Slots Hold %	9.1%	8.8%

Las Vegas Strip Resorts rooms revenue increased 5% compared to the prior year quarter due primarily to a 4% increase in REVPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2019	2018
Occupancy	90%	89%
Average Daily Rate (ADR)	$173	$168
Revenue per Available Room (REVPAR)	$155	$150

Las Vegas Strip Resorts food and beverage revenue increased 8% compared to the prior year quarter due primarily to the opening of new outlets at Park MGM and NoMad Las Vegas.

Regional Operations

Regional Operations casino revenue increased 23% compared to the prior year quarter due to the opening of MGM Springfield, the inclusion of Empire City’s video lottery terminal revenue in other casino revenue, and an increase in slots win at MGM National Harbor.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Table Games Drop	$1,013	$923
Table Games Win %	19.5%	19.6%
Slots Handle	$5,627	$4,913
Slots Hold %	9.2%	9.1%

The opening of MGM Springfield and the acquisition of Empire City led to a 24% increase in both food and beverage revenue and entertainment, retail and other revenue at our Regional Operations resorts.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
VIP Table Games Turnover	$10,011	$9,903
VIP Table Games Win %	3.4%	3.4%
Main Floor Table Games Drop	$1,993	$1,719
Main Floor Table Games Win %	22.3%	19.2%

MGM China net revenues were $734 million in the current quarter, a 23% increase compared to the prior year quarter. The current quarter benefited from a full quarter of operations and the addition of 25 new-to-market tables on January 1, 2019 at MGM Cotai, which contributed $301 million of net revenues. Main floor table games win increased 35% compared to the prior year quarter due to a full quarter of operations at MGM Cotai, the addition of new tables discussed above, and an increase in win percentage. VIP table games win increased 2% compared to the prior year quarter due to the opening of VIP junket rooms in the second half of 2018 at MGM Cotai.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement and $68 million in net revenues from MGP’s Northfield casino. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $112 million and $103 million for the three months ended March 31, 2019 and 2018, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDA

The following table presents a detail of Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Las Vegas Strip Resorts	$403,527	$449,154
Regional Operations	206,574	167,213
MGM China	190,790	151,751
Reportable segment Adjusted Property EBITDA	800,891	768,118
Corporate and other	(61,056)	(66,724)
Adjusted EBITDA	$739,835	$701,394

Las Vegas Strip Resorts

Adjusted Property EBITDA at our Las Vegas Strip Resorts decreased 10% and Adjusted Property EBITDA margin decreased 311 basis points to 28.3% compared to the prior year quarter due primarily to a 13% decrease in casino revenue, as discussed above, and an increase in general and administrative expenses.

Regional Operations

Adjusted Property EBITDA at our Regional Operations increased 24% compared to the prior year quarter and benefited from the opening of MGM Springfield, the acquisition of Empire City and an increase in casino revenue at MGM National Harbor, as discussed above. Adjusted Property EBITDA margin increased by 61 basis points compared to the prior year quarter to 25.7%, primarily as a result of an increase in casino and non-casino revenues partially offset by continued ramp up of operations at MGM Springfield.

MGM China

MGM China’s Adjusted Property EBITDA increased 26% compared to the prior year quarter due primarily to the increase in casino revenue at MGM Cotai, as discussed above. Adjusted Property EBITDA margin was 26.0%, a 52 basis points increase compared to the prior year quarter due to continued ramp up of operations at MGM Cotai. Excluding intercompany license fees of $13 million and $10 million for the three months ended March 31, 2019 and 2018, respectively, Adjusted Property EBITDA increased 26% compared to the prior year quarter.

Corporate and other

Adjusted Property EBITDA loss related to corporate and other for the three months ended March 31, 2019 decreased compared to Adjusted Property EBITDA loss in the prior year quarter due primarily to the inclusion of $23 million of Adjusted Property EBITDA related to MGP’s Northfield casino and an increase in operating results from our unconsolidated affiliates, further discussed below, partially offset by an increase in corporate expense as described in “Summary Operating Results” .

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
CityCenter	$34,849	$27,992
Other	3,900	3,774
	$38,749	$31,766

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2019 was $35 million compared to $28 million in the prior year quarter primarily due to an increase in casino and non-casino revenues. At Aria, casino revenues increased 27% for the three months ended March 31, 2019 compared to the prior year quarter primarily due to a 24% increase in table games win. CityCenter’s non-casino revenues increased 8% for the three months ended March 31, 2019 compared to the prior year quarter primarily related to increases in catering and banquet revenue, restaurant revenue, and a 4% increase in rooms revenue due primarily to a 6% increase in REVPAR at Aria.

Non-operating Results

Interest Expense

Gross interest expense for the three months ended March 31, 2019 increased $28 million compared to the prior year quarter due to an increase in the average debt outstanding relating to our senior notes and our credit facilities, partially offset by a decrease in weighted average interest rate of our senior notes. Capitalized interest was $3 million and $23 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in capitalized interest was due primarily to completion of MGM Springfield, which opened in August 2018, and substantial completion of MGM Cotai, which opened in February 2018. See Note 5 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Income Taxes

Our effective tax rate for the three months ended March 31, 2019 was a provision of 51.9% compared to a benefit of 47.2% in the prior year quarter. The effective tax rate for the three months ended March 31, 2019 was unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City Acquisition and adjustments to the Company’s foreign tax credit valuation allowance.  The prior year quarter was favorably impacted by a measurement period adjustment for U.S. Tax Reform as well as the reversal of Macau shareholder dividend tax accrued prior to the extension of its current annual fee arrangement.

The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 6 in the accompanying consolidated financial statements for further discussion.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), and property transactions, net. We utilize “Adjusted Property EBITDA” as the primary profit measures for our reportable segments and underlying operating segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. “Adjusted Property EBITDA margin” is Adjusted Property EBITDA divided by related segment net revenues.

Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because we believe these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies. We believe that while items excluded from Adjusted EBITDA, Adjusted Property EBITDA, and Adjusted Property EBITDA margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of our operating resorts’ performance.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net income attributable to MGM Resorts International	$31,297	$223,444
Plus: Net income attributable to noncontrolling interests	34,860	42,857
Net income	66,157	266,301
Provision (benefit) for income taxes	71,511	(85,379)
Income before income taxes	137,668	180,922
Non-operating (income) expense
Interest expense, net of amounts capitalized	216,120	167,909
Non-operating items from unconsolidated affiliates	18,165	9,010
Other, net	(1,693)	1,916
	232,592	178,835
Operating income	370,260	359,757
Preopening and start-up expenses	3,287	66,917
Property transactions, net	8,776	5,898
Depreciation and amortization	316,414	268,822
Restructuring	41,098	—
Adjusted EBITDA	$739,835	$701,394

The following table presents Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Bellagio	$116,783	$140,397
MGM Grand Las Vegas	70,674	90,081
Mandalay Bay	55,721	68,783
The Mirage	40,215	32,849
Luxor	29,395	28,989
New York-New York	37,194	36,911
Excalibur	27,031	27,050
Park MGM	13,976	9,203
Circus Circus Las Vegas	12,538	14,891
Las Vegas Strip Resorts	403,527	449,154
MGM Grand Detroit	49,351	46,391
Beau Rivage	27,058	23,075
Gold Strike Tunica	17,126	12,409
Borgata	38,837	43,232
MGM National Harbor	50,389	42,106
MGM Springfield	9,386	—
Empire City Casino	14,427	—
Regional Operations	206,574	167,213
MGM Macau	129,068	145,835
MGM Cotai	61,722	5,916
MGM China	190,790	151,751
Unconsolidated resorts	40,482	31,766
Management and other operations	30,131	7,845
Stock compensation	(16,295)	(15,617)
Corporate	(115,374)	(90,718)
	$739,835	$701,394

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $400 million in the current quarter compared to cash provided by operating activities of $578 million in the prior year quarter. Operating cash flows decreased due primarily to the prior year quarter benefiting from a change in working capital related to the timing of significant purchases of chips by gaming promoters at MGM China as well as an increase in the current quarter in cash paid for interest, as discussed in “Non-operating Results,” partially offset by an increase in consolidated operating income.

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

Cash used in investing activities was $727 million in the current quarter compared to cash used in investing activities of $432 million the prior year quarter. The change was due primarily to the $536 million outflow for the Empire City acquisition, partially offset by a decrease of $235 million in capital expenditures. Additionally, we received distributions from unconsolidated affiliates in the current quarter consisting of our $32 million share of a $64 million annual dividend paid by CityCenter in March 2019. We had no investing cash flows related to distributions from unconsolidated affiliates in the prior year quarter. The decrease in capital expenditures primarily reflects substantial completion of our development projects at MGM Cotai, MGM Springfield and the rebranding at Park MGM, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $183 million in the current quarter, of which $44 million related to MGM China. Capital expenditures at MGM China included $32 million related to projects at MGM Cotai and $12 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $140 million included $24 million related to the construction of MGM Springfield, $22 million related to the Park MGM rebranding project, as well as expenditures relating to information technology, the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

We made capital expenditures of $419 million the prior year quarter, of which $139 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $126 million related to the construction of MGM Cotai and $13 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $279 million included $88 million related to the construction of MGM Springfield, $43 million related to the Park MGM rebranding project, $45 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash provided by financing activities was $25 million in the current quarter compared to cash used in financing activities of $117 million in the prior year quarter. The change was due primarily to net proceeds from MGP’s issuance of Class A shares in January 2019 of $548 million, partially offset by net debt repayments of $390 million in the current quarter compared to net borrowings of $378 in the prior year quarter. Additionally, we repurchased $362 million of common stock in the prior year quarter compared to no repurchases during the current quarter.

Borrowings (Repayments) of Debt

During the current quarter, we repaid net debt of $390 million which primarily consisted of the repayment of our $850 million 8.625% notes due 2019, the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027, $320 million of net borrowings on our senior credit facility, $140 million of net repayments on our MGM China credit facility, and $470 million of net repayments on the Operating Partnership’s senior credit facility. The proceeds of the Operating Partnership’s $750 million notes issuance along with the proceeds from MGP’s Class A share issuance, discussed above, were primarily used to finance MGP’s acquisition of the real property associated with Empire City, finance the Park MGM Lease Transaction, and repay amounts drawn under the Operating Partnership’s revolving credit facility. The draws under our senior credit facility were primarily used to repay our senior notes due 2019, partially finance our acquisition of Empire City and pay dividends. Additionally, we paid $10 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes.

During the prior year quarter, we borrowed net debt of $378 million which consisted of $520 million of net draws on our senior secured revolving credit facility of which a portion was used to repurchase and retire $362 million of our common stock pursuant to our stock repurchase plan in March 2018 and to pay $68 million of dividends to common shareholders. The draws were primarily offset by $89 million of scheduled amortization payments on our credit facilities, and $51 million of payments on MGM China’s revolving credit facility. Additionally, we paid $5 million of debt issuance costs related to the repricing of the Operating Partnership’s term loan B facility in March 2018.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In March 2018, we repurchased and retired $362 million of our common stock pursuant to our stock repurchase plan. We did not repurchase any shares during the current quarter and the remaining availability under our $2.0 billion stock repurchased program was approximately $1.4 billion as of March 31, 2019.

During the current quarter we paid a dividend of $0.13 per share, totaling $70 million, compared to a dividend of $0.12 per share, totaling $68 million, paid in the prior year quarter.

The Operating Partnership paid the following distributions to its partnership unit holders during the current and prior year quarters:

•	$119 million of distributions paid in January 2019, of which we received $87 million and MGP received $32 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$112 million distribution paid in January 2018, of which we received $82 million and MGP received $30 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

We held cash and cash equivalents of $1.2 billion at March 31, 2019, of which MGM China held $432 million and the Operating Partnership held $74 million. At March 31, 2019, we had $14.9 billion in principal amount of indebtedness, including $1.1 billion of borrowings outstanding under our $2.3 billion senior secured credit facility, $2.3 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $2.3 billion outstanding under the $2.7 billion MGM China credit facility. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities. We expect to make domestic capital investments at our resorts and corporate entities of $600 million to $650 million, which excludes $45 million to $50 million of construction closeout costs at MGM Springfield. Additionally, we expect to make capital investments at MGM China of $350 million to $375 million, which includes $250 million of construction closeout costs at MGM Cotai and $100 million to $125 million of maintenance capital expenditures.

In April 2019, we issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. We expect to meet our remaining debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities.

On March 6, 2019, MGM China’s Board of Directors announced it will recommend a final dividend for 2018 of $16 million, to be paid in 2019 if approved at the MGM China 2019 annual shareholders meeting, of which we would receive $9 million and noncontrolling interests would receive $7 million.

On April 29, 2019, our Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on June 14, 2019 to holders of record on June 10, 2019.

In April 2019 the Operating Partnership paid $139 million of distributions to its partnership unit holders, of which we received $97 million and MGP received $42 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2019, variable rate borrowings represented approximately 30% of our total borrowings after giving effect to the $500 million and $700 million notional amount Operating Partnership interest rate swaps with weighted average fixed rates that we pay 1.764% and 1.901%, respectively. In December 2018, the Operating Partnership entered into additional interest rate swap agreements, for which the Operating Partnership will pay a weighted average 2.735% on a total notional amount of $400 million. These swaps will be effective December 31, 2019, at which point the Operating Partnership will be paying a combined weighted average 2.066%. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							March 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(In millions)
Fixed-rate	$—	$1,500	$1,250	$1,000	$1,250	$4,151	$9,151	$9,525
Average interest rate	N/A	6.3%	6.6%	7.8%	6.0%	5.3%	6.0%
Variable rate	$318	$465	$465	$1,263	$1,490	$1,706	$5,707	$5,659
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.6%	4.5%	4.4%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. As of March 31, 2019, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $4 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $23 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding expected market growth in Macau, our ability to generate significant cash flow and execute on ongoing and future projects, such as our MGM 2020 Plan, and the expected results of the MGM 2020 Plan, including our ability to achieve our MGM 2020 Plan goals and targets, amounts we will spend in capital expenditures and investments, and our expectations with respect to future cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•	the possibility that we may not realize all of the anticipated benefits of our MGM 2020 Plan;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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
•

the ability of the Macau government to terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of the lease accounting standard (ASC 842).  There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. We and/or certain of our subsidiaries have been named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death. Lawsuits were first filed in October 2017 and include actions originally filed in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. In June 2018, we removed to federal court all actions that remained pending in California and Nevada state courts. We also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue. Additional lawsuits related to this incident may be filed in the future.

Since February of 2019, we and counsel representing plaintiffs in all pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have been, and continue to be, engaged in mediation efforts to resolve these matters. After multiple mediation sessions over several months, progress has been made, and while mediation is ongoing, we believe it is reasonably possible that a settlement will be reached. The related litigation is stayed pending mediation (the “Mediation Stay”) and we agreed to toll the statute of limitations to May 15, 2020, with respect to the Claimants. Although we continue to believe we are not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, we believe it is reasonably possible that continued mediation communications will result in a settlement with respect to the Claimants of approximately $735 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation. We have $751 million of insurance coverage available to fund this potential settlement, which our insurers have agreed to fund. We intend for substantially all Claimants to be covered by the settlement, however, it remains possible that certain Claimants may not join the settlement and/or additional claims may be asserted. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on our part or any of our affiliates.

If such a settlement is not consummated, the Mediation Stay will be lifted and we are currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against any such lawsuits and ultimately believe we should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on our part or any of our affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects our evaluation of potential losses in connection with these claims. Our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other. We are a party to various legal proceedings, most of which relate to routine matters incidental to our business. Management does not believe that the outcome of such proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 6.	Exhibits

4.1

Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on January 25, 2019).

4.2

Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC, YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.

4.3

Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP, MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.

10.1

Third Amendment to Master Lease Agreement, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on January 29, 2019).

10.2

Fourth Amendment to Master Lease Agreement, dated as of March 7, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on March 8, 2019).

10.3

Sub-Concession Extension Contract, dated as of March 15, 2019, between MGM Grand Paradise Limited and Sociedade de Jogos de Macau, S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2019).

10.4

MGM SJM Agreement, dated as of March 15, 2019, between MGM Grand Paradise Limited and Sociedade de Jogos de Macau, S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 18, 2019).

*10.5

Separation Agreement and Complete Release of Claims, between MGM Resorts International and Daniel J. D’Arrigo, dated February 21, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2019).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 7, 2019	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)