Form 10-Q
period 2019-06-30
MGM Resorts International
filed 2019-08-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(702) 693-7120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock (Par Value $0.01)	MGM	New York Stock Exchange (NYSE)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Common Stock, $0.01 par value	521,426,655 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,160,591	$1,526,762
Accounts receivable, net	562,772	657,206
Inventories	106,707	110,831
Income tax receivable	20,994	28,431
Prepaid expenses and other	188,970	203,548
Total current assets	2,040,034	2,526,778

Property and equipment, net	21,054,337	20,729,888

Other assets
Investments in and advances to unconsolidated affiliates	746,733	732,867
Goodwill	2,080,904	1,821,392
Other intangible assets, net	3,922,684	3,944,463
Operating lease right-of-use assets, net	664,817	—
Other long-term assets, net	304,206	455,318
Total other assets	7,719,344	6,954,040
	$30,813,715	$30,210,706
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$277,591	$302,578
Construction payable	231,740	311,793
Current portion of long-term debt	—	43,411
Accrued interest on long-term debt	136,790	140,046
Other accrued liabilities	2,140,418	2,151,054
Total current liabilities	2,786,539	2,948,882

Deferred income taxes, net	1,552,552	1,342,538
Long-term debt, net	14,661,695	15,088,005
Operating lease liabilities	529,171	—
Other long-term obligations	228,451	259,240
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	100,586	102,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 526,333,157 and 527,479,528 shares	5,263	5,275
Capital in excess of par value	4,181,585	4,092,085
Retained earnings	2,359,966	2,423,479
Accumulated other comprehensive loss	(26,330)	(8,556)
Total MGM Resorts International stockholders' equity	6,520,484	6,512,283
Noncontrolling interests	4,434,237	3,957,508
Total stockholders' equity	10,954,721	10,469,791
	$30,813,715	$30,210,706

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Casino	$1,598,312	$1,332,214	$3,224,658	$2,726,530
Rooms	586,503	563,871	1,160,718	1,103,351
Food and beverage	544,552	494,808	1,064,773	950,219
Entertainment, retail and other	382,738	363,242	727,112	692,992
Reimbursed costs	111,138	104,560	222,893	207,840
	3,223,243	2,858,695	6,400,154	5,680,932
Expenses
Casino	888,392	741,531	1,791,149	1,504,180
Rooms	208,643	202,968	412,637	392,026
Food and beverage	426,664	376,985	826,903	730,374
Entertainment, retail and other	269,983	243,370	513,613	470,204
Reimbursed costs	111,138	104,560	222,893	207,840
General and administrative	524,424	438,453	1,049,536	856,343
Corporate expense	108,061	103,438	237,497	202,947
Preopening and start-up expenses	879	19,077	4,166	85,994
Property transactions, net	5,790	16,970	14,566	22,868
Depreciation and amortization	334,788	296,208	651,202	565,030
	2,878,762	2,543,560	5,724,162	5,037,806
Income from unconsolidated affiliates	27,004	47,940	65,753	79,706
Operating income	371,485	363,075	741,745	722,832
Non-operating income (expense)
Interest expense, net of amounts capitalized	(215,829)	(181,493)	(431,949)	(349,402)
Non-operating items from unconsolidated affiliates	(21,477)	(11,068)	(39,642)	(20,078)
Other, net	(46,276)	(6,381)	(44,583)	(8,297)
	(283,582)	(198,942)	(516,174)	(377,777)
Income before income taxes	87,903	164,133	225,571	345,055
Benefit (provision) for income taxes	(11,734)	(23,710)	(83,245)	61,669
Net income	76,169	140,423	142,326	406,724
Less: Net income attributable to noncontrolling interests	(32,764)	(16,646)	(67,624)	(59,503)
Net income attributable to MGM Resorts International	$43,405	$123,777	$74,702	$347,221
Net income per share of common stock attributable to MGM Resorts International
Basic	$0.08	$0.21	$0.13	$0.60
Diluted	$0.08	$0.21	$0.13	$0.60
Weighted average common shares outstanding
Basic	532,365	548,433	533,286	556,586
Diluted	535,417	554,339	536,456	563,108

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$76,169	$140,423	$142,326	$406,724
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	26,380	1,400	13,975	(22,752)
Unrealized gain (loss) on cash flow hedges	(26,298)	5,335	(39,621)	19,191
Other comprehensive income (loss)	82	6,735	(25,646)	(3,561)
Comprehensive income	76,251	147,158	116,680	403,163
Less: Comprehensive income attributable to noncontrolling interests	(34,743)	(19,138)	(59,387)	(55,569)
Comprehensive income attributable to MGM Resorts International	$41,508	$128,020	$57,293	$347,594

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$142,326	$406,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	651,202	565,030
Amortization of debt discounts, premiums and issuance costs	19,735	19,956
Loss on retirement of long-term debt	53,211	2,636
Provision for doubtful accounts	17,328	17,324
Stock-based compensation	49,198	33,911
Property transactions, net	14,566	22,868
Income from unconsolidated affiliates	(26,111)	(56,307)
Distributions from unconsolidated affiliates	—	9,650
Deferred income taxes	68,613	(70,986)
Change in operating assets and liabilities:
Accounts receivable	80,080	26,157
Inventories	5,113	(6,928)
Income taxes receivable and payable, net	7,436	19,428
Prepaid expenses and other	21,682	8,855
Accounts payable and accrued liabilities	(119,205)	116,060
Other	(17,341)	(21,227)
Net cash provided by operating activities	967,833	1,093,151
Cash flows from investing activities
Capital expenditures, net of construction payable	(321,618)	(861,761)
Dispositions of property and equipment	573	440
Acquisition of Empire City Casino, net of cash acquired	(535,681)	—
Investments in unconsolidated affiliates	(80,669)	(2,503)
Distributions from unconsolidated affiliates	90,000	200,000
Other	(30,170)	(15,609)
Net cash used in investing activities	(877,565)	(679,433)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,979,956)	(360,874)
Issuance of long-term debt	3,250,000	1,000,000
Retirement of senior notes and senior debentures	(1,759,926)	(2,265)
Debt issuance costs	(45,546)	(64,777)
Issuance of MGM Growth Properties Class A shares, net	613,299	—
Dividends paid to common shareholders	(138,215)	(133,334)
Distributions to noncontrolling interest owners	(102,418)	(101,407)
Purchases of common stock	(281,833)	(957,264)
Other	(13,184)	(18,230)
Net cash used in financing activities	(457,779)	(638,151)
Effect of exchange rate on cash	1,340	(2,690)
Cash and cash equivalents
Net decrease for the period	(366,171)	(227,123)
Balance, beginning of period	1,526,762	1,499,995
Balance, end of period	$1,160,591	$1,272,872
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$415,196	$324,779
Federal, state and foreign income taxes paid (received), net of refunds	7,069	(10,667)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	31,297	—	31,297	32,635	63,932
Currency translation adjustment	—	—	—	—	(6,906)	(6,906)	(5,499)	(12,405)
Other comprehensive income - cash flow hedges	—	—	—	—	(8,606)	(8,606)	(4,717)	(13,323)
Stock-based compensation	—	—	30,950	—	—	30,950	1,186	32,136
Issuance of common stock pursuant to stock-based compensation awards	305	3	(4,278)	—	—	(4,275)	—	(4,275)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,133)	(5,133)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(69,799)	—	(69,799)	—	(69,799)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(42,064)	(42,064)
Issuance of performance share units	—	—	1,546	—	—	1,546	—	1,546
Adjustment of redeemable non-controlling interest to redemption value	—	—	(3,825)	—	—	(3,825)	—	(3,825)
Empire City Acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	57,196	—	(774)	56,422	472,421	528,843
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Other	—	—	2,015	—	23	2,038	(917)	1,121
Balances, March 31, 2019	537,156	5,372	4,420,463	2,384,977	(24,608)	6,786,204	4,431,661	11,217,865
Net income	—	—	—	43,405	—	43,405	30,476	73,881
Currency translation adjustment	—	—	—	—	14,754	14,754	11,626	26,380
Other comprehensive income - cash flow hedges	—	—	—	—	(16,651)	(16,651)	(9,647)	(26,298)
Stock-based compensation	—	—	15,991	—	—	15,991	1,073	17,064
Issuance of common stock pursuant to stock-based compensation awards	182	1	(1,141)	—	—	(1,140)	—	(1,140)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(13,716)	(13,716)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(68,416)	—	(68,416)	—	(68,416)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(43,310)	(43,310)
Repurchases of common stock	(11,005)	(110)	(281,723)	—	—	(281,833)	—	(281,833)
Adjustment of redeemable non-controlling interest to redemption value	—	—	992	—	—	992	—	992
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
MGP Class A share issuances	—	—	9,905	—	105	10,010	52,189	62,199
Other	—	—	(4,583)	—	72	(4,511)	1,324	(3,187)
Balances, June 30, 2019	526,333	$5,263	$4,181,585	$2,359,966	$(26,330)	$6,520,484	$4,434,237	$10,954,721

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2018	566,276	$5,663	$5,357,709	$2,217,299	$(3,610)	$7,577,061	$4,034,063	$11,611,124
Net income	—	—	—	223,444	—	223,444	40,740	264,184
Currency translation adjustment	—	—	—	—	(13,368)	(13,368)	(10,784)	(24,152)
Other comprehensive loss - cash flow hedges	—	—	—	—	9,498	9,498	4,358	13,856
Stock-based compensation	—	—	14,742	—	—	14,742	1,375	16,117
Issuance of common stock pursuant to stock-based compensation awards	493	5	(8,300)	—	—	(8,295)	—	(8,295)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(9,791)	(9,791)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(67,999)	—	(67,999)	—	(67,999)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(10,000)	(100)	(362,300)	—	—	(362,400)	—	(362,400)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,598)	—	—	(4,598)	—	(4,598)
Other	—	—	(904)	—	—	(904)	(710)	(1,614)
Balances, March 31, 2018	556,769	5,568	4,999,958	2,372,744	(7,480)	7,370,790	4,029,581	11,400,371
Net income	—	—	—	123,777	—	123,777	14,344	138,121
Currency translation adjustment	—	—	—	—	583	583	817	1,400
Other comprehensive loss - cash flow hedges	—	—	—	—	3,660	3,660	1,675	5,335
Stock-based compensation	—	—	16,430	—	—	16,430	1,377	17,807
Issuance of common stock pursuant to stock-based compensation awards	102	1	(1,096)	—	—	(1,095)	—	(1,095)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(24,287)	(24,287)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(65,335)	—	(65,335)	—	(65,335)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(30,492)	(30,492)
Repurchase of common stock	(19,004)	(190)	(594,674)	—	—	(594,864)	—	(594,864)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(5,986)	—	—	(5,986)	—	(5,986)
Other	—	—	(818)	—	—	(818)	(216)	(1,034)
Balances, June 30, 2018	537,867	$5,379	$4,413,814	$2,431,186	$(3,237)	$6,847,142	$3,992,799	$10,839,941

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

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 10. As of June 30, 2019, the Company owned 68.3% of the Operating Partnership units, and MGP held the remaining 31.7% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company (the “tenant”) and a subsidiary of the Operating Partnership (the “landlord”), the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park from the landlord.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino (“Empire City”). Subsequently, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the existing master lease between the Company and MGP. Refer to Note 3 for additional information.

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

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau resort and casino and MGM Cotai, an integrated casino, hotel and entertainment resort located on the Cotai Strip in Macau, as well as the related gaming subconcession and land concessions. In March 2019, MGM Grand Paradise and its concessionaire, Sociedade de Jogos de Macau, S.A (“SJMSA”) entered into a Sub-Concession Extension Contract (the “Extension Agreement”), pursuant to which the gaming sub-concession of MGM Grand Paradise, which was due to expire on March 31, 2020, has been extended to June 26, 2022, which coincides with the current expiration date of all the other concessionaires and sub-concessionaires. In connection with the extension, MGM Grand Paradise paid the government of Macau approximately $25 million upon signing of the Extension Agreement as contract premium for such extension. In addition, in March 2019, MGM Grand Paradise also executed the MGM SJM Agreement with SJMSA, pursuant to which MGM Grand Paradise paid SJMSA an amount of approximately $2 million in connection with the extension of the sub-concession.

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

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 31.7% as of June 30, 2019 as noncontrolling interest in the Company’s consolidated financial statements. As of June 30, 2019 and December 31, 2018, on a consolidated basis, MGP had total assets of $11.9 billion and $11.0 billion, respectively, primarily related to its real estate investments, and total liabilities of $5.5 billion and $5.1 billion, respectively, primarily related to its indebtedness.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Revenue recognition. The Company’s revenue contracts with customers consist of casino wager transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and six months ended June 30, 2019, commissions and incentives provided to gaming customers were $601 million and $1.2 billion, respectively. During the three and six months ended June 30, 2018, commissions and incentives provided to gaming customers were $520 million and $1.1 billion, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2019	2018	2019	2018	2019	2018
	(in thousands)
Balance at January 1	$323,811	$597,753	$113,293	$91,119	$667,285	$539,626
Balance at June 30	322,259	759,049	120,978	98,308	588,559	510,750
Increase / (decrease)	$(1,552)	$161,296	$7,685	$7,189	$(78,726)	$(28,876)

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

The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third-party tenants are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and six months ended June 30, 2019, lease revenues from third-party tenants include $13 million and $25 million recorded within food and beverage revenue, respectively, and $22 million and $44 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and six months ended June 30, 2018, lease revenues from third-party tenants include $12 million and $25 million recorded within food and beverage revenue, respectively, and $22 million and $43 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

The Company recognized 100% of the assets and liabilities of Empire City at fair value on the date of acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using both level 2 inputs, which are observable inputs for similar assets, and level 3 inputs, which are unobservable inputs. During the quarter ended June 30, 2019, the Company received updated information regarding facts and circumstances in existence as of the acquisition date that impacted the forecasted revenues and expenses utilized in the preliminary purchase price valuation. As a result, the Company recorded a measurement period adjustment that included a $76 million decrease to the racing and gaming license, a $17 million decrease to other intangible assets and a $20 million decrease to deferred income taxes, with the offset to goodwill. The allocation of fair value for the assets and liabilities remains preliminary, specifically for the intangibles, goodwill, and deferred income taxes, and may continue to be adjusted up to one year after the acquisition. Accordingly, final determination of the fair values may result in further adjustments to the values presented in the table below.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Property and equipment	$645,733
Cash and cash equivalents	63,197
Racing and gaming license	52,000
Other intangible assets	34,000
Goodwill	256,133
Other assets	24,420
Deferred income taxes	(125,149)
Other liabilities	(85,690)
$864,644

The Company recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were preliminarily determined using methodologies under the income approach based on significant inputs that were not observable. The gaming license is an indefinite-lived intangible asset and the customer lists and trade name acquired, both of which comprise other intangible assets above, are amortized over their estimated useful lives of approximately four and five years, respectively. The goodwill is primarily attributable to the potential for a conversion to a full-scale gaming facility.

Consolidated results. For the period from January 29, 2019 through June 30, 2019, Empire City’s net revenue was $91 million, operating income was $9 million and net income was $20 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

Northfield

On July 6, 2018, MGP completed its acquisition of 100% of the membership interests of Northfield. The financial results of Northfield have been included in the consolidated financial statements from the date of acquisition.

In April 2019, the Company subsequently acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the existing master lease between the Company and MGP. Refer to Note 12 for additional information on this intercompany transaction which eliminates in consolidation.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$528,634	$589,965
Las Vegas Arena Company, LLC (42.5%)	74,032	73,540
Other	144,067	69,362
	$746,733	$732,867

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Income from unconsolidated affiliates	$27,004	$47,940	$65,753	$79,706
Preopening and start-up expenses	—	—	—	(3,321)
Non-operating items from unconsolidated affiliates	(21,477)	(11,068)	(39,642)	(20,078)
	$5,527	$36,872	$26,111	$56,307

CityCenter distributions. In March 2019, CityCenter paid a $64 million dividend, of which the Company received its 50% share, or approximately $32 million. In April 2019, CityCenter paid a $116 million dividend, of which the Company received its 50% share, or approximately $58 million. In May 2018, CityCenter paid a $400 million dividend, of which the Company received its 50% share, or $200 million.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Senior credit facility	$1,060,000	$750,000
Operating Partnership senior credit facility	2,259,875	2,819,125
MGM China credit facility	700,862	2,433,562
$850 million 8.625% senior notes, due 2019	—	850,000
$500 million 5.25% senior notes, due 2020	267,476	500,000
$1,000 million 6.75% senior notes, due 2020	360,826	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$750 million 5.375% MGM China senior notes, due 2024	750,000	—
$1,000 million 5.75% senior notes, due 2025	1,000,000	1,000,000
$750 million 5.875% MGM China senior notes, due 2026	750,000	—
$500 million 4.5% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$750 million 5.75% Operating Partnership senior notes, due 2027	750,000	—
$1,000 million 5.5% senior notes, due 2027	1,000,000	—
$350 million 4.5% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
	14,799,591	15,253,239
Less: Premiums, discounts, and unamortized debt issuance costs, net	(137,896)	(121,823)
	14,661,695	15,131,416
Less: Current portion	—	(43,411)
	$14,661,695	$15,088,005

Debt due within one year of the June 30, 2019 and December 31, 2018 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $43 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current at December 31, 2018.

Senior credit facility. At June 30, 2019, the Company’s senior credit facility consisted of a $750 million term loan A facility and a $1.5 billion revolving facility. At June 30, 2019, $310 million was drawn on the revolving credit facility. At June 30, 2019, the interest rate on the term loan A facility was 4.40% and the interest rate on the revolving credit facility was 4.39%. The Company was in compliance with its credit facility covenants at June 30, 2019.

Operating Partnership senior credit facility. At June 30, 2019, the Operating Partnership senior credit facility consisted of a $470 million term loan A facility, a $1.79 billion term loan B facility, and a $1.35 billion revolving credit facility. At June 30, 2019, the interest rate on the term loan A facility was 4.15% and the interest rate on the term loan B facility was 4.40%. At June 30, 2019 no amounts were drawn on the revolving credit facility. The Operating Partnership was in compliance with its credit facility covenants at June 30, 2019.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior secured term loan B facility. As of June 30, 2019, the Operating Partnership pays a weighted average fixed rate of 1.844% on total notional amount of $1.2 billion and the variable rate received will reset monthly to the one-month LIBOR, with no minimum floor. The Operating Partnership entered into additional interest rate swaps in December 2018 and June 2019. The December 2018 interest rate swaps have a notional amount of $400 million on which it will pay a fixed rate of 2.735% with a variable rate received resetting monthly to the one-month LIBOR with a floor of 0% and an effective date of December 31, 2019. The June 2019 interest rate swaps have a notional amount of $900 million on which it will pay a weighted average fixed rate of 1.801% with the variable rate resetting monthly to the one-month LIBOR with a floor of 0% and an effective date of November 30, 2021. As of June 30, 2019, and December 31, 2018, the derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

MGM China credit facility. At June 30, 2019, the MGM China credit facility consisted of $599 million of term loans and a $1.0 billion revolving credit facility. MGM China permanently repaid $100 million and $199 million of the term loan facilities in the three and six months ended June 30, 2019 in accordance with the scheduled amortization. MGM China also used the proceeds from its senior notes issuance, discussed below, to permanently repay $1.0 billion of the term loan facilities, as well as pay down outstanding borrowings under its revolving credit facility in the three and six months ended June 30, 2019. At June 30, 2019, $102 million was drawn on the revolving credit facility. At June 30, 2019, the interest rates on the term loans and the revolving credit facility were both 4.77%. MGM China was in compliance with its credit facility covenants at June 30, 2019.

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

MGM China senior notes. In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026. The Company primarily used the net proceeds from the offering to pay down outstanding borrowings under the MGM China credit facility, as discussed above.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $15.5 billion and $15.1 billion at June 30, 2019 and December 31, 2018, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 13.3% and a provision of 36.9% for the three and six months ended June 30, 2019, respectively, compared to a provision of 14.4% and a benefit of 17.9% for the three and six months ended June 30, 2018, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

MGM Grand Paradise was previously granted an exemption from the Macau 12% complementary tax on gaming profits through March 31, 2020 and, given the Extension Agreement entered into last quarter, has applied for an extension of such exemption to June 26, 2022 to run concurrent with its extended sub-concession. Competitors of MGM Grand Paradise have received additional extensions of their complementary tax exemptions through June 26, 2022, which runs concurrent with the end of the term of their gaming concessions. The Company believes MGM Grand Paradise should also be entitled to such extension in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. Based upon these developments, the Company re-measured the net deferred tax liability of MGM Grand Paradise assuming that it will receive an additional extension of its complementary tax exemption through June 26, 2022. This change in assumption resulted in a net increase in deferred tax liabilities in the amount of $35 million, due to an increase in the valuation allowance on certain net operating loss deferred tax assets partially offset by a reduction in certain intangible deferred tax liabilities, and a corresponding increase in the provision for income taxes for the six months ended June 30, 2019.

The Company recorded a $10 million increase in its valuation allowance on its foreign tax credit carryovers (“FTCs”) and a corresponding increase in its income tax expense for the six months ended June 30, 2019 based upon a revision of certain assumptions impacting the valuation allowance. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to these assumptions could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Further, the Empire City Acquisition required a re-measurement of existing state deferred tax liabilities resulting in a $10 million increase in deferred tax liabilities and a corresponding income tax expense for the six months ended June 30, 2019.

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

Lease expense for the three and six months ended June 30, 2019 includes operating lease cost of $26 million and $50 million, respectively. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

June 30, 2019
Supplemental balance sheet information	(In thousands)
Operating lease right-of-use assets	$664,817
Operating lease obligation - short-term (recorded within “Other accrued liabilities”)	$79,034
Operating lease obligation - long-term	529,171
Total operating lease liabilities	$608,205

Weighted-average remaining lease term (years)	36
Weighted-average discount rate (%)	7

Six Months Ended
June 30, 2019
Supplemental cash flows information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases	$33,921

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$58,380
2020	92,443
2021	73,132
2022	58,641
2023	56,209
Thereafter	1,441,260
Total future minimum lease payments	1,780,065
Less: Amount of lease payments representing interest	(1,171,860)
Total	$608,205

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

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, the Operating Partnership’s senior credit facility limits the amount to $75 million, and MGM China’s credit facility limits the amount to $100 million. At June 30, 2019, $12 million in letters of credit were outstanding under the Company’s senior credit facility. No letters of credit were outstanding under the Operating Partnership’s senior credit facility or MGM China’s credit facility at June 30, 2019. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

In connection with the Extension Agreement, MGM Grand Paradise provided a bank guarantee in an amount of approximately $102 million to the government of Macau in May 2019 to warrant the fulfillment of labor debts upon the expiration of the Extension Agreement in June 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$43,405	$123,777	$74,702	$347,221
Adjustment related to redeemable noncontrolling interests	992	(5,986)	(2,832)	(10,584)
Net income available to common stockholders - basic	44,397	117,791	71,870	336,637
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(35)	(26)	(86)	(158)
Net income attributable to common stockholders - diluted	$44,362	$117,765	$71,784	$336,479
Denominator:
Weighted-average common shares outstanding - basic	532,365	548,433	533,286	556,586
Potential dilution from share-based awards	3,052	5,906	3,170	6,522
Weighted-average common and common equivalent shares - diluted	535,417	554,339	536,456	563,108
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,411	2,441	2,170	1,305

NOTE 10 — STOCKHOLDERS’ EQUITY

Noncontrolling interest ownership transactions

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

Northfield OpCo transaction. As further discussed in Note 12, in April 2019, the Company acquired the membership interests of Northfield from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Northfield OpCo transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the quarter ended June 30, 2019, MGP issued approximately 2 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued 2 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuances, the Company indirectly owned 68.3% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On July 25, 2019 the Company’s Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on September 16, 2019 to holders of record on September 10, 2019.

MGM Resorts International stock repurchase program. In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program, and the Company completed the previously announced $1.0 billion stock repurchase program. Under each stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three and six months ended June 30, 2019, the Company repurchased approximately 11 million shares of its common stock at an average price of $25.61 per share for an aggregate amount of $282 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $1.1 billion as of June 30, 2019.

Subsequent to the quarter ended June 30, 2019, the Company repurchased 6 million shares of its common stock at an average price of $28.86 per share for an aggregate amount of $173 million. Repurchased shares will be retired.

During the three months ended June 30, 2018, the Company repurchased approximately 19 million shares of its common stock at an average price of $31.30 per share for an aggregate amount of $595 million. During the six months ended June 30, 2018, the Company repurchased approximately 29 million shares of its common stock at an average price of $33.00 per share for an aggregate amount of $957 million. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balance, January 1, 2019	$(18,872)	$9,144	$1,172	$(8,556)
Other comprehensive income (loss) before reclassifications	13,975	(36,007)	—	(22,032)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	—	(3,614)	—	(3,614)
Empire City MGP transaction	—	—	195	195
MGP Class A share issuances	—	—	(669)	(669)
Park MGM Transaction	—	—	16	16
Northfield OpCo transaction	—	—	(2)	(2)
Other	—	—	95	95
Other comprehensive income (loss), net of tax	13,975	(39,621)	(365)	(26,011)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(6,127)	14,364	—	8,237
Balance, June 30, 2019	$(11,024)	$(16,113)	$807	$(26,330)

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

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts (upon commencing operations in August 2018); Empire City in Yonkers, New York (upon acquisition in January 2019); and MGM Northfield Park in Northfield Park, Ohio (upon acquisition of the operations from MGP in April, 2019).

MGM China.  MGM China consists of MGM Macau and MGM Cotai.

The Company’s operations related to investments in unconsolidated affiliates, MGM Northfield Park (prior to April 1, 2019 as the operations were owned by MGP until that date), and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

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

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$308,183	$349,693	$632,887	$722,513
Rooms	469,736	451,489	938,588	900,086
Food and beverage	389,773	361,645	755,295	701,154
Entertainment, retail and other	298,652	291,687	567,762	562,865
	1,466,344	1,454,514	2,894,532	2,886,618
Regional Operations
Casino	653,948	483,705	1,228,104	951,582
Rooms	81,454	81,380	153,252	152,429
Food and beverage	123,870	105,018	241,749	200,183
Entertainment, retail and other	51,681	38,386	91,793	70,863
	910,953	708,489	1,714,898	1,375,057
MGM China
Casino	633,179	496,895	1,296,744	1,047,490
Rooms	35,313	31,002	68,877	50,836
Food and beverage	30,909	28,104	61,622	48,841
Entertainment, retail and other	6,688	5,349	13,050	10,044
	706,089	561,350	1,440,293	1,157,211
Reportable segment net revenues	3,083,386	2,724,353	6,049,723	5,418,886
Corporate and other	139,857	134,342	350,431	262,046
	$3,223,243	$2,858,695	$6,400,154	$5,680,932
Adjusted Property EBITDA
Las Vegas Strip Resorts	$418,197	$435,905	$821,724	$885,059
Regional Operations	255,153	189,815	461,727	357,028
MGM China	170,828	119,875	361,618	271,626
Reportable segment Adjusted Property EBITDA	844,178	745,595	1,645,069	1,513,713

Other operating income (expense)
Corporate and other	(88,246)	(50,265)	(149,302)	(116,989)
Preopening and start-up expenses	(879)	(19,077)	(4,166)	(85,994)
Property transactions, net	(5,790)	(16,970)	(14,566)	(22,868)
Depreciation and amortization	(334,788)	(296,208)	(651,202)	(565,030)
Restructuring	(42,990)	—	(84,088)	—
Operating income	371,485	363,075	741,745	722,832
Non-operating income (expense)
Interest expense, net of amounts capitalized	(215,829)	(181,493)	(431,949)	(349,402)
Non-operating items from unconsolidated affiliates	(21,477)	(11,068)	(39,642)	(20,078)
Other, net	(46,276)	(6,381)	(44,583)	(8,297)
	(283,582)	(198,942)	(516,174)	(377,777)
Income before income taxes	87,903	164,133	225,571	345,055
Benefit (provision) for income taxes	(11,734)	(23,710)	(83,245)	61,669
Net income	76,169	140,423	142,326	406,724
Less: Net income attributable to noncontrolling interests	(32,764)	(16,646)	(67,624)	(59,503)
Net income attributable to MGM Resorts International	$43,405	$123,777	$74,702	$347,221

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions in connection with her ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd. of $5 million and $10 million during the three and six months ended June 30, 2019, respectively, and $4 million and $13 million during the three and six months ended June 30, 2018, respectively.

MGP

As described in Note 1, pursuant to the master lease, the tenant leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Northfield Park from the landlord.

Subsequent to the Company completing its acquisition of Empire City in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration of approximately $634 million, which included the assumption of debt of approximately $246 million, which was immediately repaid, and the remaining paid through the issuance of Operating Partnership units. The real estate assets of Empire City were then leased to the Company pursuant to an amendment to the master lease, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. In addition, the master lease provides the landlord with a right of first offer with respect to certain undeveloped land adjacent to the property to the extent the Company develops additional gaming facilities, which the landlord may exercise should the Company elect to sell this property in the future.

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

Additionally, on April 1, 2019, the Company acquired the membership interests of Northfield from MGP, which held the operations of Northfield, for fair value of consideration of approximately $305 million consisting primarily of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership, and MGP retained the associated real estate assets. The Company then rebranded the property to MGM Northfield Park, which was then added to the existing master lease between the landlord and tenant, increasing the annual rent payment to MGP by $60 million. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

The addition of Empire City and the Park MGM Lease Transaction in January 2019 and March 2019, respectively, increased annual rent payments associated with the master lease for the third lease year to $870 million from $770 million. In connection with the commencement of the fourth lease year on April 1, 2019, as well as the addition of MGM Northfield Park on April 1, 2019, annual rent payments under the master lease increased to $946 million from $870 million. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of June 30, 2019.

All intercompany transactions, including transactions under the master lease and those described above, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2019, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$70,483	$1,133,672	$65,035	$787,973	$(17,129)	$2,040,034
Property and equipment, net	—	5,429,353	10,975,999	4,660,957	(11,972)	21,054,337
Investments in subsidiaries	23,393,617	3,811,326	—	—	(27,204,943)	—
Investments in the MGP Operating Partnership	—	3,697,910	—	779,853	(4,477,763)	—
Investments in and advances to unconsolidated affiliates	—	695,117	—	26,616	25,000	746,733
Intercompany accounts	—	8,154,239	—	—	(8,154,239)	—
Other non-current assets	70,243	10,331,081	871,774	7,136,667	(11,437,154)	6,972,611
	$23,534,343	$33,252,698	$11,912,808	$13,392,066	$(51,278,200)	$30,813,715
Current liabilities	$122,821	$1,692,960	$191,902	$1,065,710	$(286,854)	$2,786,539
Intercompany accounts	8,045,418	—	74	108,747	(8,154,239)	—
Deferred income taxes, net	1,163,954	125,149	29,721	263,448	(29,720)	1,552,552
Long-term debt, net	7,638,313	569	4,852,524	2,170,289	—	14,661,695
Other non-current liabilities	43,353	9,394,716	452,055	2,327,101	(11,459,603)	757,622
Total liabilities	17,013,859	11,213,394	5,526,276	5,935,295	(19,930,416)	19,758,408
Redeemable noncontrolling interests	—	—	—	100,586	—	100,586
MGM Resorts International stockholders' equity	6,520,484	22,037,881	4,353,312	4,956,591	(31,347,784)	6,520,484
Noncontrolling interests	—	1,423	2,033,220	2,399,594	—	4,434,237
Total stockholders' equity	6,520,484	22,039,304	6,386,532	7,356,185	(31,347,784)	10,954,721
	$23,534,343	$33,252,698	$11,912,808	$13,392,066	$(51,278,200)	$30,813,715

	At December 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$304,741	$1,244,864	$12,054	$972,820	$(7,701)	$2,526,778
Property and equipment, net	—	13,585,370	10,506,129	6,392,014	(9,753,625)	20,729,888
Investments in subsidiaries	22,419,282	3,401,031	—	—	(25,820,313)	—
Investments in the MGP Operating Partnership	—	3,434,602	—	831,494	(4,266,096)	—
Investments in and advances to unconsolidated affiliates	—	678,748	—	29,119	25,000	732,867
Intercompany accounts	—	7,135,183	—	—	(7,135,183)	—
Other non-current assets	67,214	1,186,666	77,436	4,932,872	(43,015)	6,221,173
Assets held for sale	—	—	355,688	—	(355,688)	—
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706
Current liabilities	$154,484	$1,646,481	$160,441	$1,224,752	$(237,276)	$2,948,882
Intercompany accounts	6,932,325	—	227	202,631	(7,135,183)	—
Deferred income taxes, net	1,097,654	—	33,634	240,970	(29,720)	1,342,538
Long-term debt, net	8,055,472	570	4,666,949	2,365,014	—	15,088,005
Other non-current liabilities	39,019	7,210,948	215,613	2,247,584	(9,453,924)	259,240
Liabilities related to assets held for sale	—	—	28,937	—	(28,937)	—
Total liabilities	16,278,954	8,857,999	5,105,801	6,280,951	(16,885,040)	19,638,665
Redeemable noncontrolling interests	—	—	—	102,250	—	102,250
MGM Resorts International stockholders' equity	6,512,283	21,808,465	4,279,535	4,383,581	(30,471,581)	6,512,283
Noncontrolling interests	—	—	1,565,971	2,391,537	—	3,957,508
Total stockholders' equity	6,512,283	21,808,465	5,845,506	6,775,118	(30,471,581)	10,469,791
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,075,487	$225,759	$1,147,755	$(225,758)	$3,223,243
Equity in subsidiaries' earnings	247,282	26,291	—	—	(273,573)	—
Expenses
Casino and hotel operations	2,058	1,188,214	—	714,548	—	1,904,820
General and administrative	4,361	569,622	5,918	188,511	(243,988)	524,424
Corporate expense	44,914	54,037	3,960	5,150	—	108,061
Preopening and start-up expenses	—	943	—	(64)	—	879
Property transactions, net	—	4,348	310	1,185	(53)	5,790
Depreciation and amortization	—	106,683	79,543	147,159	1,403	334,788
	51,333	1,923,847	89,731	1,056,489	(242,638)	2,878,762
Income (loss) from unconsolidated affiliates	—	31,357	—	(4,353)	—	27,004
Operating income	195,949	209,288	136,028	86,913	(256,693)	371,485
Interest expense, net of amounts capitalized	(118,410)	(209)	(63,977)	(33,233)	—	(215,829)
Other non-operating, net	(22,485)	24,356	(261)	(13,033)	(56,330)	(67,753)
Income before income taxes	55,054	233,435	71,790	40,647	(313,023)	87,903
Benefit (provision) for income taxes	(11,649)	(3)	(4,021)	3,939	—	(11,734)
Net income	43,405	233,432	67,769	44,586	(313,023)	76,169
Less: Net income attributable to noncontrolling interests	—	(1,422)	(21,858)	(9,891)	407	(32,764)
Net income attributable to MGM Resorts International	$43,405	$232,010	$45,911	$34,695	$(312,616)	$43,405
Net income	$43,405	$233,432	$67,769	$44,586	$(313,023)	$76,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,754	14,754	—	26,380	(29,508)	26,380
Unrealized loss on cash flow hedges	(16,651)	—	(30,775)	—	21,128	(26,298)
Other comprehensive income (loss)	(1,897)	14,754	(30,775)	26,380	(8,380)	82
Comprehensive income	41,508	248,186	36,994	70,966	(321,403)	76,251
Less: Comprehensive income attributable to noncontrolling interests	—	—	(12,211)	(22,532)	—	(34,743)
Comprehensive income attributable to MGM Resorts International	$41,508	$248,186	$24,783	$48,434	$(321,403)	$41,508

	Six Months Ended June 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,079,614	$429,182	$2,320,540	$(429,182)	$6,400,154
Equity in subsidiaries' earnings	509,471	66,388	—	—	(575,859)	—
Expenses
Casino and hotel operations	4,517	2,337,515	—	1,436,186	(11,023)	3,767,195
General and administrative	20,846	1,091,988	11,479	377,460	(452,237)	1,049,536
Corporate expense	103,689	107,044	16,989	9,775	—	237,497
Preopening and start-up expenses	—	2,157	—	2,009	—	4,166
Property transactions, net	—	12,162	1,423	981	—	14,566
Depreciation and amortization	—	211,776	151,105	288,321	—	651,202
	129,052	3,762,642	180,996	2,114,732	(463,260)	5,724,162
Income (loss) from unconsolidated affiliates	—	68,412	—	(2,659)	—	65,753
Operating income	380,419	451,772	248,186	203,149	(541,781)	741,745
Interest expense, net of amounts capitalized	(245,063)	(417)	(127,925)	(58,544)	—	(431,949)
Other non-operating, net	(3,859)	109,570	1,448	(10,569)	(180,815)	(84,225)
Income from continuing operations before income taxes	131,497	560,925	121,709	134,036	(722,596)	225,571
Provision for income taxes	(56,795)	(8)	(3,792)	(22,650)	—	(83,245)
Income from continuing operations, net of tax	74,702	560,917	117,917	111,386	(722,596)	142,326
Income from discontinued operations, net of tax	—	—	16,216	—	(16,216)	—
Net income	74,702	560,917	134,133	111,386	(738,812)	142,326
Less: Net income attributable to noncontrolling interests	—	(2,859)	(41,813)	(22,952)	—	(67,624)
Net income attributable to MGM Resorts International	$74,702	$558,058	$92,320	$88,434	$(738,812)	$74,702
Net income	$74,702	$560,917	$134,133	$111,386	$(738,812)	$142,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,848	7,848	—	13,975	(15,696)	13,975
Unrealized loss on cash flow hedges	(25,257)	—	(46,387)	—	32,023	(39,621)
Other comprehensive income (loss)	(17,409)	7,848	(46,387)	13,975	16,327	(25,646)
Comprehensive income	57,293	568,765	87,746	125,361	(722,485)	116,680
Less: Comprehensive income attributable to noncontrolling interests	—	—	(27,449)	(31,938)	—	(59,387)
Comprehensive income attributable to MGM Resorts International	$57,293	$568,765	$60,297	$93,423	$(722,485)	$57,293

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(284,892)	$1,142,767	$(243,990)	$369,539	$(15,591)	$967,833
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(212,513)	—	(109,117)	12	(321,618)
Dispositions of property and equipment	—	505	—	68	—	573
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)	—	—	—	(535,681)
Investments in unconsolidated affiliates	—	(80,669)	—	—	—	(80,669)
Distributions from unconsolidated affiliates	—	90,000	—	—	—	90,000
Intercompany accounts	—	(1,018,976)	—	—	1,018,976	—
Northfield OpCo transaction	—	(3,779)	3,779	—	—	—
Other	—	(3,500)	—	(26,670)	—	(30,170)
Net cash provided by (used in) investing activities	—	(1,764,613)	3,779	(135,719)	1,018,988	(877,565)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	310,000	245,950	(805,200)	(1,730,706)	—	(1,979,956)
Issuance of long-term debt	1,000,000	—	750,000	1,500,000	—	3,250,000
Retirement of senior notes and senior debentures	(1,721,698)	(38,228)	—	—	—	(1,759,926)
Debt issuance costs	(14,080)	—	(9,983)	(21,483)	—	(45,546)
Issuance of MGM Growth Properties Class A shares, net	—	—	613,299	—	—	613,299
Dividends paid to common shareholders	(138,215)	—	—	—	—	(138,215)
MGP dividends paid to consolidated subsidiaries	—	—	(184,537)	—	184,537	—
Distributions to noncontrolling interest owners	—	—	(73,797)	(28,621)	—	(102,418)
Purchases of common stock	(281,833)	—	—	—	—	(281,833)
Intercompany accounts	913,889	414,567	—	(124,943)	(1,203,513)	—
Other	(6,808)	(43,411)	—	(865)	37,900	(13,184)
Net cash provided by (used in) financing activities	61,255	578,878	289,782	(406,618)	(981,076)	(457,779)
Effect of exchange rate on cash	—	—	—	1,340	—	1,340

Cash flows from (used in) discontinued operations
Cash flows from operating activities	—	—	15,591	—	(15,591)	—
Cash flows used in investing activities	—	—	(12)	—	12	—
Cash flows used in financing activities	—	—	(37,900)	—	37,900	—
Net cash flows used in discontinued operations	—	—	(22,321)	—	22,321	—

Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	22,321	—

Cash and cash equivalents
Net increase (decrease) for the period	(223,637)	(42,968)	49,571	(171,458)	22,321	(366,171)
Balance, beginning of period	259,738	445,423	3,995	817,606	—	1,526,762
Balance, end of period	$36,101	$402,455	$53,566	$646,148	$22,321	$1,160,591

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,937,394	$220,390	$921,382	$(220,471)	$2,858,695
Equity in subsidiaries' earnings	309,334	22,519	—	—	(331,853)	—
Expenses
Casino and hotel operations	2,562	1,094,872	—	572,061	(81)	1,669,414
General and administrative	2,408	315,659	27,219	120,386	(27,219)	438,453
Corporate expense	39,707	53,652	10,746	5,192	(5,859)	103,438
Preopening and start-up expenses	—	1,937	—	17,140	—	19,077
Property transactions, net	—	17,083	14,426	(113)	(14,426)	16,970
Depreciation and amortization	—	158,753	67,474	137,440	(67,459)	296,208
	44,677	1,641,956	119,865	852,106	(115,044)	2,543,560
Income (loss) from unconsolidated affiliates	—	48,294	—	(354)	—	47,940
Operating income	264,657	366,251	100,525	68,922	(437,280)	363,075
Interest expense, net of amounts capitalized	(115,531)	(156)	(49,276)	(16,530)	—	(181,493)
Other non-operating, net	15,356	(118,368)	(1,927)	(49,288)	136,778	(17,449)
Income before income taxes	164,482	247,727	49,322	3,104	(300,502)	164,133
Benefit (provision) for income taxes	(40,705)	—	(1,263)	18,258	—	(23,710)
Net income	123,777	247,727	48,059	21,362	(300,502)	140,423
Less: Net income attributable to noncontrolling interests	—	—	(13,146)	(3,500)	—	(16,646)
Net income attributable to MGM Resorts International	$123,777	$247,727	$34,913	$17,862	$(300,502)	$123,777
Net income	$123,777	$247,727	$48,059	$21,362	$(300,502)	$140,423
Other comprehensive income, net of tax:
Foreign currency translation adjustment	583	583	—	1,400	(1,166)	1,400
Unrealized gain on cash flow hedges	3,660	—	6,281	—	(4,606)	5,335
Other comprehensive income	4,243	583	6,281	1,400	(5,772)	6,735
Comprehensive income	128,020	248,310	54,340	22,762	(306,274)	147,158
Less: Comprehensive income attributable to noncontrolling interests	—	—	(14,821)	(4,317)	—	(19,138)
Comprehensive income attributable to MGM Resorts International	$128,020	$248,310	$39,519	$18,445	$(306,274)	$128,020

	Six Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)

Net revenues	$—	$3,827,187	$436,229	$1,854,329	$(436,813)	$5,680,932
Equity in subsidiaries' earnings	637,601	67,054	—	—	(704,655)	—
Expenses
Casino and hotel operations	5,277	2,144,891	—	1,155,040	(584)	3,304,624
General and administrative	4,758	626,509	49,718	225,076	(49,718)	856,343
Corporate expense	79,008	104,059	21,227	10,544	(11,891)	202,947
Preopening and start-up expenses	—	8,679	—	77,315	—	85,994
Property transactions, net	—	22,225	18,512	643	(18,512)	22,868
Depreciation and amortization	—	315,400	136,465	249,588	(136,423)	565,030
	89,043	3,221,763	225,922	1,718,206	(217,128)	5,037,806
Income (loss) from unconsolidated affiliates	—	79,926	—	(220)	—	79,706
Operating income	548,558	752,404	210,307	135,903	(924,340)	722,832
Interest expense, net of amounts capitalized	(225,089)	(293)	(98,506)	(25,514)	—	(349,402)
Other non-operating, net	31,128	(226,318)	(3,079)	(95,975)	265,869	(28,375)
Income before income taxes	354,597	525,793	108,722	14,414	(658,471)	345,055
Benefit (provision) for income taxes	(7,376)	—	(2,494)	71,539	—	61,669
Net income	347,221	525,793	106,228	85,953	(658,471)	406,724
Less: Net income attributable to noncontrolling interests	—	—	(28,976)	(30,527)	—	(59,503)
Net income attributable to MGM Resorts International	$347,221	$525,793	$77,252	$55,426	$(658,471)	$347,221
Net income	$347,221	$525,793	$106,228	$85,953	$(658,471)	$406,724
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,785)	(12,785)	—	(22,752)	25,570	(22,752)
Unrealized gain on cash flow hedges	13,158	—	22,636	—	(16,603)	19,191
Other comprehensive income (loss)	373	(12,785)	22,636	(22,752)	8,967	(3,561)
Comprehensive income	347,594	513,008	128,864	63,201	(649,504)	403,163
Less: Comprehensive income attributable to noncontrolling interests	—	—	(35,009)	(20,560)	—	(55,569)
Comprehensive income attributable to MGM Resorts International	$347,594	$513,008	$93,855	$42,641	$(649,504)	$347,594

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(224,359)	$624,484	$284,333	$408,693	$—	$1,093,151
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(367,713)	(190)	(493,858)	—	(861,761)
Dispositions of property and equipment	—	435	—	5	—	440
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Distributions from unconsolidated affiliates	—	200,000	—	—	—	200,000
Intercompany accounts	—	(515,927)	—	—	515,927	—
Other	—	(9,916)	—	(5,693)	—	(15,609)
Net cash used in investing activities	—	(695,624)	(190)	(499,546)	515,927	(679,433)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(141,250)	—	(13,000)	(206,624)	—	(360,874)
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Retirement of senior notes and senior debentures	—	(2,265)	—	—	—	(2,265)
Debt issuance costs	(14,414)	—	(17,490)	(32,873)	—	(64,777)
MGP dividends paid to consolidated subsidiaries	—	—	(163,913)	—	163,913	—
Dividends paid to common shareholders	(133,334)	—	—	—	—	(133,334)
Distributions to noncontrolling interest owners	—	—	(59,553)	(41,854)	—	(101,407)
Purchases of common stock	(957,264)	—	—	—	—	(957,264)
Intercompany accounts	505,289	48,052	—	126,499	(679,840)	—
Other	(9,393)	(4,200)	—	(4,637)	—	(18,230)
Net cash provided by (used in) financing activities	249,634	41,587	(253,956)	(159,489)	(515,927)	(638,151)
Effect of exchange rate on cash	—	—	—	(2,690)	—	(2,690)
Cash and cash equivalents
Net increase (decrease) for the period	25,275	(29,553)	30,187	(253,032)	—	(227,123)
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$52,145	$281,490	$289,909	$649,328	$—	$1,272,872

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In January 2019, we announced the implementation of a company-wide business optimization initiative (the “MGM 2020 Plan”) to further reduce costs, improve efficiencies and position us for growth. We expect to deliver annualized Adjusted EBITDA benefit of $300 million by the end of 2021. As part of the first phase of MGM 2020, which includes operating model changes to improve operating efficiency, we expect to reduce costs by $200 million by the end of 2020. In the second phase, we are investing in our digital transformation to drive revenue growth through a customer-centric strategy aimed at increasing customer spend, increasing our wallet share, and attracting our most valuable customers. We expect the second phase to benefit operating results by $100 million by the end of 2021.

Also, in January 2019, we acquired the real property and operations associated with Empire City in Yonkers, New York. Subsequently, MGP acquired the developed real property associated with Empire City from us and leased the assets back to us pursuant to an amendment to the existing master lease. In addition, pursuant to the master lease amendment, we agreed to provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that we develop additional gaming facilities and choose to sell or transfer such property in the future.  See Note 3 and Note 12 in the accompanying consolidated financial statements for information regarding this acquisition.

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

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover. Win for main floor gaming operations at MGM China is in the range of 16% to 22% of table games drop.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net revenues	$3,223,243	$2,858,695	$6,400,154	$5,680,932
Operating income	371,485	363,075	741,745	722,832
Net income	76,169	140,423	142,326	406,724
Net income attributable to MGM Resorts International	43,405	123,777	74,702	347,221

Summary Operating Results

Consolidated net revenues increased 13% for the quarter ended June 30, 2019 compared to the prior year quarter due primarily to the continued ramp up of operations at MGM Cotai, following its opening in February 2018, the operating results of MGM Springfield, which opened in August 2018, the acquisition of Empire City in January 2019, and from MGM Northfield Park, which MGP acquired in July 2018, as discussed further below.

Consolidated operating income increased 2% for the quarter ended June 30, 2019 compared to the prior year quarter, due primarily to the increase in revenues discussed above and a decrease in preopening and start-up expenses, partially offset by $43 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan, an increase in corporate expense, and an increase in depreciation and amortization. Corporate expense, including normal share-based compensation for corporate employees, was $108 million for the three months ended June 30, 2019, an increase of $5 million compared to the prior year quarter. The current quarter included $9 million in costs incurred to implement the MGM 2020 Plan, of which $5 million is included in the restructuring costs discussed above, and $3 million in finance modernization initiative costs. The prior year quarter included $12 million of corporate brand campaign expenses. Depreciation and amortization expense increased in the current quarter compared to the prior year quarter due primarily to the operations of MGM Cotai, MGM Springfield, MGM Northfield Park and Empire City.

Consolidated net revenues increased 13% for the six months ended June 30, 2019 compared to the prior year period due primarily to the continued ramp up of operations at MGM Cotai, and the operating results of MGM Springfield, MGM Northfield Park and Empire City.

Consolidated operating income increased 3% for the six months ended June 30, 2019 compared to the prior year period, due primarily to the increase in revenues discussed above and a decrease in preopening and start-up expenses, partially offset by $84 million in restructuring costs, related to the items discussed above, an increase in corporate expense and an increase in depreciation and amortization. Corporate expense, including normal share-based compensation for corporate employees, was $237 million for the six months ended June 30, 2019, an increase of $35 million compared to the prior year period. The current period included $20 million in Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $21 million in costs incurred to implement the MGM 2020 Plan, of which $9 million is included in the restructuring costs discussed above, and $6 million in finance modernization initiative costs. The prior year period included $24 million of corporate brand campaign expenses. Depreciation and amortization expense increased in the six months ended June 30, 2019 compared to the prior year period due primarily to the operations of MGM Cotai, MGM Springfield, MGM Northfield Park and Empire City.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Las Vegas Strip Resorts
Table games win	$179,427	$229,789	$402,451	$499,020
Slots win	294,692	280,978	573,278	544,445
Other	15,128	15,321	34,293	31,703
Less: Incentives	(181,064)	(176,395)	(377,135)	(352,655)
Casino revenue	308,183	349,693	632,887	722,513
Rooms	469,736	451,489	938,588	900,086
Food and beverage	389,773	361,645	755,295	701,154
Entertainment, retail and other	298,652	291,687	567,762	562,865
Non-casino revenue	1,158,161	1,104,821	2,261,645	2,164,105
	1,466,344	1,454,514	2,894,532	2,886,618
Regional Operations
Table games win	203,171	183,291	401,246	364,165
Slots win	609,742	476,241	1,130,061	920,928
Other	77,854	23,573	144,465	47,330
Less: Incentives	(236,819)	(199,400)	(447,668)	(380,841)
Casino revenue	653,948	483,705	1,228,104	951,582
Rooms	81,454	81,380	153,252	152,429
Food and beverage	123,870	105,018	241,749	200,183
Entertainment, retail and other	51,681	38,386	91,793	70,863
Non-casino revenue	257,005	224,784	486,794	423,475
	910,953	708,489	1,714,898	1,375,057
MGM China
VIP table games win	287,183	235,719	629,590	569,954
Main floor table games win	457,562	335,565	902,164	665,901
Slots win	71,438	76,675	139,882	137,839
Less: Commissions and incentives	(183,004)	(151,064)	(374,892)	(326,204)
Casino revenue	633,179	496,895	1,296,744	1,047,490
Rooms	35,313	31,002	68,877	50,836
Food and beverage	30,909	28,104	61,622	48,841
Entertainment, retail and other	6,688	5,349	13,050	10,044
Non-casino revenue	72,910	64,455	143,549	109,721
	706,089	561,350	1,440,293	1,157,211
Reportable segment net revenues	3,083,386	2,724,353	6,049,723	5,418,886
Corporate and other	139,857	134,342	350,431	262,046
	$3,223,243	$2,858,695	$6,400,154	$5,680,932

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 12% for the quarter ended June 30, 2019 compared to the prior year quarter due primarily to a 22% decrease in tables games win resulting from a 413 basis point decrease in table games win percentage and a 7% decrease in table games drop, driven by baccarat, partially offset by a 5% increase in slots win.

Las Vegas Strip Resorts casino revenue decreased 12% for the six months ended June 30, 2019 compared to the prior year period due primarily to a 19% decrease in table games win resulting from a 346 basis point decrease in table games win percentage, a 7% decrease in table games drop, driven by baccarat, and an increase in incentives, partially offset by a 5% increase in slots win.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Table Games Drop	$851	$911	$1,819	$1,950
Table Games Win %	21.1%	25.2%	22.1%	25.6%
Slots Handle	$3,127	$3,098	$6,178	$6,084
Slots Hold %	9.4%	9.1%	9.3%	8.9%

Las Vegas Strip Resorts rooms revenue increased 4% for both the three and six months ended June 30, 2019 compared to the prior year periods due primarily to a 2% and 3% increase in REVPAR, respectively.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Occupancy	95%	93%	92%	91%
Average Daily Rate (ADR)	$163	$161	$168	$164
Revenue per Available Room (REVPAR)	$154	$150	$155	$150

Las Vegas Strip Resorts food and beverage revenue increased 8% for both the three and six months ended June 30, 2019 compared to the prior year periods due primarily to the opening of new outlets at Park MGM and NoMad Las Vegas.

Regional Operations

Regional Operations casino revenue increased 35% and 29% for the three and six months ended June 30, 2019 compared to the prior year periods, respectively, due primarily to the opening of MGM Springfield, the inclusion of Empire City’s video lottery terminal revenue in other casino revenue, the acquisition of MGM Northfield Park’s operations from MGP, and increases in slots win at MGM National Harbor.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Table Games Drop	$1,023	$969	$2,036	$1,892
Table Games Win %	19.9%	18.9%	19.7%	19.3%
Slots Handle	$6,423	$5,274	$12,050	$10,187
Slots Hold %	9.5%	9.0%	9.4%	9.0%

Regional Operations food and beverage revenue increased 18% and 21% for the three and six months ended June 30, 2019 compared to the prior year periods, respectively, primarily due to the opening of MGM Springfield, the acquisition of Empire City, and the acquisition of MGM Northfield Park’s operations from MGP, partially offset by a decrease at Borgata resulting from the continuing impact of increased competition in the Atlantic City market.

Regional Operations entertainment, retail and other revenue increased 35% and 30% for the three and six months ended June 30, 2019 compared to the prior year periods, respectively. The increase for both periods is due primarily to entertainment events at MGM Springfield and the MassMutual Center, entertainment events at Center Stage at MGM Northfield Park and ATM fees from the operations of MGM Springfield, Empire City and MGM Northfield Park.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions)
VIP Table Games Turnover	$10,962	$10,296	$20,973	$20,199
VIP Table Games Win %	2.6%	2.3%	3.0%	2.8%
Main Floor Table Games Drop	$2,037	$1,931	$4,030	$3,650
Main Floor Table Games Win %	22.5%	17.4%	22.4%	18.2%

MGM China net revenues increased 26% to $706 million for the quarter ended June 30, 2019 compared to the prior year quarter primarily as a result of the continued ramp up of operations at MGM Cotai and an increase in main floor table games hold percentage. Main floor table games win increased 36% compared to the prior year quarter due to the addition of new-to-market tables at MGM Cotai in 2019 and a 508 basis point increase in win percentage. VIP table games win increased 22% compared to the prior year quarter due to the opening of VIP gaming areas in the second half of 2018 at MGM Cotai.

MGM China net revenues increased 24% to $1.4 billion for the six months ended June 30, 2019 compared to the prior year period primarily as a result of continued ramp up of operations at MGM Cotai and an increase in main floor table games hold percentage. Main floor table games win increased 35% compared to the prior year period due to the addition of new-to-market tables at MGM Cotai in January 2019, and a 414 basis point increase in win percentage. VIP table games win increased 10% compared to the prior year period due to the opening of VIP gaming areas in the second half of 2018 at MGM Cotai.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue for the six months ended June 30, 2019 included $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $111 million and $105 million for the three months ended June 30, 2019 and 2018, respectively and $223 million and $208 million for the six months ended June 30, 2019 and 2018, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDA

The following table presents a detail of Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Las Vegas Strip Resorts	$418,197	$435,905	$821,724	$885,059
Regional Operations	255,153	189,815	461,727	357,028
MGM China	170,828	119,875	361,618	271,626
Reportable segment Adjusted Property EBITDA	844,178	745,595	1,645,069	1,513,713
Corporate and other	(88,246)	(50,265)	(149,302)	(116,989)
Adjusted EBITDA	$755,932	$695,330	$1,495,767	$1,396,724

Las Vegas Strip Resorts

Adjusted Property EBITDA at our Las Vegas Strip Resorts decreased 4% and Adjusted Property EBITDA margin decreased 145 basis points to 28.5% for the quarter ended June 30, 2019 compared to the prior year quarter due primarily to a decrease in table games revenue, as discussed above.

Adjusted Property EBITDA at our Las Vegas Strip Resorts decreased 7% and Adjusted Property EBITDA margin decreased 227 basis points to 28.4% for the six months ended June 30, 2019 compared to the prior year period due primarily to a decrease in table games revenue, as discussed above, and an increase in general and administrative expenses.

Regional Operations

Adjusted Property EBITDA at our Regional Operations increased 34% for the quarter ended June 30, 2019 compared to the prior year quarter and benefited from the opening of MGM Springfield, the acquisition of Empire City and the acquisition of MGM Northfield Park’s operations from MGP. Adjusted Property EBITDA margin increased by 122 basis points for the quarter ended June 30, 2019 compared to the prior year quarter to 28.0%, primarily as a result of the inclusion of Empire City and MGM Northfield Park, partially offset by the continued ramp up of operations at MGM Springfield.

Adjusted Property EBITDA at our Regional Operations increased 29% for the six months ended June 30, 2019 compared to the prior year period and benefited from the opening of MGM Springfield, the acquisition of Empire City and the acquisition of MGM Northfield Park’s operations from MGP. Adjusted Property EBITDA margin increased by 96 basis points for the six months ended June 30, 2019 compared to the prior year period to 26.9%, primarily as a result of the inclusion of Empire City and MGM Northfield Park, partially offset by the continued ramp up of operations at MGM Springfield.

MGM China

MGM China’s Adjusted Property EBITDA increased 43% for the quarter ended June 30, 2019 compared to the prior year quarter due primarily to the increase in casino revenue at MGM Cotai, and an increase in main floor table games win percentage, as discussed above. Adjusted Property EBITDA margin was 24.2%, a 284 basis point increase compared to the prior year quarter increasing primarily as a result of the continued ramp up of operations at MGM Cotai and an increase in casino margins at MGM Macau. Excluding intercompany license fees of $12 million and $10 million for the quarter ended June 30, 2019 and 2018, respectively, Adjusted Property EBITDA increased 41% compared to the prior year quarter.

MGM China’s Adjusted Property EBITDA increased 33% for the six months ended June 30, 2019 compared to the prior year period due primarily to the increase in casino revenue at MGM Cotai, and an increase in main floor table games win percentage, as discussed above. Adjusted Property EBITDA margin was 25.1%, a 163 basis point increase compared to the prior year period due to continued ramp up of operations at MGM Cotai and an increase in casino margins. Excluding intercompany license fees of $25 million and $20 million for the six months ended June 30, 2019 and 2018, respectively, Adjusted Property EBITDA increased 33% compared to the prior year period.

Corporate and other

Adjusted EBITDA related to corporate and other for the quarter ended June 30, 2019 was negatively impacted compared to the prior year quarter due primarily to a decrease in income from unconsolidated affiliates, further discussed below, and $14 million of non-recurring charges including certain one-time management termination fees and other fees.

Adjusted EBITDA related to corporate and other for the six months ended June 30, 2019 was negatively impacted compared to the prior year period due primarily to non-recurring charges described above, and an increase in corporate expense as described in “Summary Operating Results,” which was partially offset by the inclusion of $23 million of Adjusted Property EBITDA related to MGM Northfield Park’s operating results within corporate and other, prior to our acquisition of the operations from MGP on April 1, 2019.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
CityCenter	$31,506	$46,070	$66,355	$74,062
Other	(4,502)	1,870	(602)	5,644
	$27,004	$47,940	$65,753	$79,706

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the quarter ended June 30, 2019 was $32 million compared to $46 million in the prior year quarter due primarily to a decrease in casino revenues, partially offset by an increase in non-casino revenues. The current quarter included $8 million in charges related to restructuring costs and certain one-time management agreement termination fees. At Aria, casino revenues decreased 23% for the quarter ended June 30, 2019 compared to the prior year quarter due primarily to a 27% decrease in table games win. CityCenter’s non-casino revenues increased 5% for the quarter ended June 30, 2019 compared to the prior year quarter primarily related to an increase in restaurant revenue and a 4% increase in rooms revenue due primarily to a 6% increase in REVPAR at Aria.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the six months ended June 30, 2019 was $66 million compared to $74 million in the prior year period due primarily to a decrease in casino revenues, partially offset by an increase in non-casino revenues. The current period included $12 million in charges related to restructuring costs and management agreement termination fees. At Aria, casino revenues decreased 2% for the six months ended June 30, 2019 compared to the prior year period due primarily to a 6% decrease in table games win. CityCenter’s non-casino revenues increased 6% for the six months ended June 30, 2019 compared to the prior year period primarily related to increases in catering and banquet revenue, restaurant revenue, and a 4% increase in rooms revenue due primarily to a 6% increase in REVPAR at Aria.

Non-operating Results

Interest Expense

Gross interest expense for the three and six months ended June 30, 2019 increased $21 million and $49 million, respectively, compared to the prior year periods due to an increase in the average debt outstanding relating to our senior notes and our credit facilities. Capitalized interest was $1 million and $4 million during the three and six months ended June 30, 2019, respectively, compared to $14 million and $37 million during the three and six months ended June 30, 2018, respectively. The decrease in capitalized interest was due primarily to the completion of MGM Springfield, which opened in August 2018, and the substantial completion of MGM Cotai, which opened in February 2018. See Note 5 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expenses for the three and six months ended June 30, 2019 increased $40 million and $36 million, respectively, compared to the prior year periods, primarily related to a $53 million loss incurred on the early retirement of debt related to our senior notes and MGM China’s term loan facility, partially offset by the $7 million currency translation gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 5 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate for the quarter ended June 30, 2019 was a provision of 13.3% compared to a provision of 14.4% in the prior year quarter. Our effective tax rate for the six months ended June 30, 2019 was a provision of 36.9% compared to a benefit of 17.9% in the prior year period.  The effective tax rate for the six months ended June 30, 2019 was unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City acquisition and adjustments to our foreign tax credit valuation allowance.  The six months ended June 30, 2018 was favorably impacted by a measurement period tax benefit adjustment for U.S. Tax Reform as well as the reversal of Macau shareholder dividend tax accrued prior to the extension of its current annual fee arrangement.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to MGM Resorts International	$43,405	$123,777	$74,702	$347,221
Plus: Net income attributable to noncontrolling interests	32,764	16,646	67,624	59,503
Net income	76,169	140,423	142,326	406,724
Provision (benefit) for income taxes	11,734	23,710	83,245	(61,669)
Income before income taxes	87,903	164,133	225,571	345,055
Non-operating (income) expense
Interest expense, net of amounts capitalized	215,829	181,493	431,949	349,402
Non-operating items from unconsolidated affiliates	21,477	11,068	39,642	20,078
Other, net	46,276	6,381	44,583	8,297
	283,582	198,942	516,174	377,777
Operating income	371,485	363,075	741,745	722,832
Preopening and start-up expenses	879	19,077	4,166	85,994
Property transactions, net	5,790	16,970	14,566	22,868
Depreciation and amortization	334,788	296,208	651,202	565,030
Restructuring	42,990	—	84,088	—
Adjusted EBITDA	$755,932	$695,330	$1,495,767	$1,396,724

The following table presents Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Bellagio	$121,542	$126,604	$238,325	$267,001
MGM Grand Las Vegas	62,687	92,118	133,361	182,199
Mandalay Bay	63,021	66,983	118,742	135,766
The Mirage	37,752	39,768	77,967	72,617
Luxor	32,246	33,556	61,641	62,545
New York-New York	37,027	33,425	74,221	70,336
Excalibur	30,353	28,578	57,384	55,628
Park MGM	15,874	(830)	29,850	8,373
Circus Circus Las Vegas	17,695	15,703	30,233	30,594
Las Vegas Strip Resorts	418,197	435,905	821,724	885,059
MGM Grand Detroit	50,334	52,135	99,685	98,526
Beau Rivage	27,305	24,393	54,363	47,468
Gold Strike Tunica	18,176	12,400	35,302	24,809
Borgata	53,426	50,917	92,263	94,149
MGM National Harbor	47,710	49,970	98,099	92,076
MGM Springfield	12,476	—	21,862	—
Empire City Casino	21,926	—	36,353	—
MGM Northfield Park	23,800	—	23,800	—
Regional Operations	255,153	189,815	461,727	357,028
MGM Macau	116,496	99,813	245,564	245,648
MGM Cotai	54,332	20,062	116,054	25,978
MGM China	170,828	119,875	361,618	271,626
Unconsolidated resorts	28,357	47,940	68,839	79,706
Management and other operations	(8,084)	12,491	22,047	20,336
Stock compensation	(14,566)	(17,286)	(30,861)	(32,903)
Corporate	(93,953)	(93,410)	(209,327)	(184,128)
	$755,932	$695,330	$1,495,767	$1,396,724

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $968 million in the six months ended June 30, 2019 compared to cash provided by operating activities of $1.1 billion in the six months ended June 30, 2018. Operating cash flows decreased due primarily to the prior year period benefiting from a change in working capital related to the timing of significant purchases of chips by gaming promoters at MGM China as well as an increase in the current period in cash paid for interest, as discussed in “Non-operating Results,” and cash paid for taxes, partially offset by an increase in consolidated operating income.

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

Cash used in investing activities was $878 million in the six months ended June 30, 2019 compared to cash used in investing activities of $679 million in the six months ended June 30, 2018. The change was due primarily to the $536 million outflow for the Empire City acquisition, $106 million of outflows related to investments in unconsolidated affiliates and the extension of our subconcession at MGM China, and a $110 million decrease in distributions from unconsolidated affiliates, partially offset by a decrease of $540 million in capital expenditures. We received distributions from unconsolidated affiliates in the six months ended June 30, 2019 consisting of our $90 million share of a $180 million annual dividend paid by CityCenter in 2019. Distributions from unconsolidated affiliates for the six months ended June 30, 2018 consisted of our $200 million share of a $400 million dividend paid by CityCenter in May 2018. The decrease in capital expenditures primarily reflects substantial completion of our development projects at MGM Cotai, MGM Springfield and the rebranding at Park MGM, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $322 million in the six months ended June 30, 2019, of which $59 million related to MGM China. Capital expenditures at MGM China included $44 million related to projects at MGM Cotai and $15 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $263 million included $37 million related to the construction of MGM Springfield, $36 million related to the Park MGM rebranding project, as well as expenditures relating to information technology, the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

We made capital expenditures of $862 million in the six months ended June 30, 2018, of which $260 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $239 million related to the construction of MGM Cotai and $21 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $602 million included $201 million related to the construction of MGM Springfield, $110 million related to the Park MGM rebranding project, $58 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash used in financing activities decreased $180 million to $458 million in the six months ended June 30, 2019 from $638 million in the six months ended June 30, 2018. The change was due primarily to net proceeds from MGP’s issuances of Class A shares in 2019 of $613 million and a decrease of $675 million in share repurchases, partially offset by net debt repayments of $490 million in the six months ended June 30, 2019 compared to net debt borrowings of $637 million in the six months ended June 30, 2018.

Borrowings (Repayments) of Debt

During the six months ended June 30, 2019, we repaid net debt of $490 million which consisted of the repayment of our $850 million 8.625% notes due 2019, the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027, $310 million of net borrowings on our senior credit facility, $231 million of net repayments on our MGM China credit and term loan facilities, and $559 million of net repayments on the Operating Partnership’s senior credit facility. Additionally, in April 2019, we issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026 and used the proceeds to permanently repay approximately $1.0 billion on its term loan facility with the remainder used to pay down its revolving credit facility.

The proceeds of the Operating Partnership’s $750 million notes issuance along with the proceeds from MGP’s Class A share issuance, discussed above, were primarily used to finance MGP’s acquisition of the real property associated with Empire City, finance the Park MGM Lease Transaction, and repay amounts drawn under the Operating Partnership’s revolving credit facility. The draws under our senior credit facility were primarily used to repay our senior notes due 2019, partially finance our acquisition of Empire City, pay dividends, and repurchase shares of our common stock. Additionally, we paid $46 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes, our senior notes and MGM China’s senior notes.

During the six months ended June 30, 2018, we borrowed net debt of $637 million which consisted of the issuance of $1.0 billion 5.750% senior notes due 2025 and $92 million of net borrowings on the MGM China credit facility. The issuance of debt was primarily offset by $327 million of scheduled amortization payments on the term loan facilities and $135 million of payments on our senior secured revolving credit facility. Additionally, we paid $65 million of debt issuance costs related to amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018 and the issuance of the $1.0 billion 5.750% senior notes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the six months ended June 30, 2019, we repurchased and retired $282 million of our common stock pursuant to our stock repurchase plan. During the six months ended June 30, 2018, we repurchased and retired $957 million of our common stock pursuant to our stock repurchase plans. The remaining availability under our $2.0 billion stock repurchased program was approximately $1.1 billion as of June 30, 2019.

In June 2019, MGM China paid the final dividend for 2018 of $16 million, of which we received $9 million and noncontrolling interests received $7 million.

During the six months ended June 30, 2019 we paid dividends each quarter of $0.13 per share, totaling $138 million, compared to dividends each quarter of $0.12 per share, totaling $133 million, paid in the six months ended June 30, 2018.

The Operating Partnership paid the following distributions to its partnership unit holders during the six months ended June 30, 2019 and 2018:

•	$258 million of distributions paid in 2019, of which we received $185 million and MGP received $74 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$223 million of distributions paid in 2018, of which we received $164 million and MGP received $60 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

We held cash and cash equivalents of $1.2 billion at June 30, 2019, of which MGM China held $437 million and the Operating Partnership held $54 million. At June 30, 2019, we had $14.8 billion in principal amount of indebtedness, including $1.1 billion of borrowings outstanding under our $2.3 billion senior secured credit facility, $2.3 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $701 million outstanding under the $1.6 billion MGM China credit facility. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities. We expect to make domestic capital investments at our resorts and corporate entities of $375 million to $425 million, which includes $10 million to $15 million of construction costs remaining to close out MGM Springfield. Additionally, we expect to make capital investments at MGM China of $250 million to $260 million, which includes approximately $180 million of construction closeout costs at MGM Cotai and approximately $70 million to $80 million of maintenance capital expenditures.

Subsequent to the quarter ended June 30, 2019, we repurchased 6 million shares of our common stock at an average price of $28.86 per share for an aggregate amount of $173 million. Repurchased shares will be retired.

On July 25, 2019, our Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on September 16, 2019 to holders of record on September 10, 2019.

In July 2019, the Operating Partnership paid $137 million of distributions to its partnership unit holders, of which we received $93 million and MGP received $43 million, which MGP concurrently paid as a dividend to its Class A shareholders.

In August 2019, MGM China’s Board of Directors declared an interim dividend for 2019 of $46 million, to be paid on or about August 29, 2019, of which we will receive approximately $26 million and noncontrolling interests will receive approximately $20 million.

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

As of June 30, 2019, variable rate borrowings represented approximately 19% of our total borrowings after giving effect to the $1.2 billion total notional amount Operating Partnership interest rate swaps currently effective, on which it pays a weighted average fixed rate of 1.844% and the variable rate received will reset monthly to the one-month LIBOR with no minimum floor. The Operating Partnership entered into additional interest rate swaps in December 2018 and June 2019. The December 2018 interest rate swaps have a notional amount of $400 million on which it will pay a fixed rate of 2.735% and an effective date of December 31, 2019. The June 2019 interest rate swaps have a notional amount of $900 million on which it will pay a weighted average fixed rate of 1.801% and an effective date of November 30, 2021. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							June 30,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(In millions)
Fixed-rate	$—	$628	$1,250	$1,000	$1,250	$6,651	$10,779	$11,468
Average interest rate	N/A	6.1%	6.6%	7.8%	6.0%	5.4%	5.9%
Variable rate	$215	$467	$68	$170	$1,395	$1,706	$4,021	$3,996
Average interest rate	4.7%	4.7%	4.4%	4.6%	4.3%	4.4%	4.4%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of June 30, 2019, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $15 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow and execute on ongoing and future projects, such as our MGM 2020 Plan, and the expected results of the MGM 2020 Plan, including our ability to achieve our MGM 2020 Plan goals and targets, amounts we will spend in capital expenditures and investments, and our expectations with respect to future cash dividends on our common stock, and dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2019:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
April 1, 2019 — April 30, 2019	—	$—	—	$1,389,031
May 1, 2019 — May 31, 2019	10,198,343	$25.66	10,198,343	$1,127,367
June 1, 2019 — June 30, 2019	807,280	$24.98	807,280	$1,107,198

In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended June 30, 2019 were purchased pursuant to the Company’s publicly announced stock repurchase program and have been retired.

Item 6.	Exhibits

4.1

Seventh Supplemental Indenture, dated April  10, 2019, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March  22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 5.500% senior notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 10, 2019).

4.2

Indenture governing the 5.375% senior notes due 2024, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.3

Indenture governing the 5.875% senior notes due 2026, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

10.1

Sixth Supplemental Agreement, dated April 15, 2019, between MGM China Holdings Limited, MGM Grand Paradise (HK) Limited, Superemprego Limitada, MGM – Security Services, LTD. and Bank of America, N.A., as Facility Agent.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 and Exhibit 104 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 7, 2019	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)