Form 10-Q
period 2019-09-30
MGM Resorts International
filed 2019-11-05
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $0.01 par value	514,984,359 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,233,569	$1,526,762
Accounts receivable, net	550,345	657,206
Inventories	104,206	110,831
Income tax receivable	23,877	28,431
October 1 litigation insurance receivable	735,000	—
Prepaid expenses and other	233,749	203,548
Total current assets	2,880,746	2,526,778

Property and equipment, net	20,603,978	20,729,888

Other assets
Investments in and advances to unconsolidated affiliates	758,992	732,867
Goodwill	2,076,431	1,821,392
Other intangible assets, net	3,866,536	3,944,463
Operating lease right-of-use assets, net	650,990	—
Other long-term assets, net	331,198	455,318
Total other assets	7,684,147	6,954,040
	$31,168,871	$30,210,706
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$253,637	$302,578
Construction payable	144,504	311,793
Current portion of long-term debt	—	43,411
Accrued interest on long-term debt	159,760	140,046
October 1 litigation liability	735,000	—
Other accrued liabilities	2,000,343	2,151,054
Total current liabilities	3,293,244	2,948,882

Deferred income taxes, net	1,536,426	1,342,538
Long-term debt, net	14,943,874	15,088,005
Operating lease liabilities	518,365	—
Other long-term obligations	250,368	259,240
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	105,976	102,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 513,913,791 and 527,479,528 shares	5,139	5,275
Capital in excess of par value	3,846,369	4,092,085
Retained earnings	2,255,885	2,423,479
Accumulated other comprehensive loss	(46,841)	(8,556)
Total MGM Resorts International stockholders' equity	6,060,552	6,512,283
Noncontrolling interests	4,460,066	3,957,508
Total stockholders' equity	10,520,618	10,469,791
	$31,168,871	$30,210,706

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Casino	$1,663,049	$1,465,380	$4,887,707	$4,191,910
Rooms	595,636	566,319	1,756,354	1,669,670
Food and beverage	560,200	520,773	1,624,973	1,470,992
Entertainment, retail and other	387,596	370,150	1,114,708	1,063,142
Reimbursed costs	107,901	106,680	330,794	314,520
	3,314,382	3,029,302	9,714,536	8,710,234
Expenses
Casino	915,207	819,334	2,706,356	2,323,514
Rooms	211,292	206,406	623,929	598,432
Food and beverage	427,400	391,091	1,254,303	1,121,465
Entertainment, retail and other	274,850	263,915	788,463	734,119
Reimbursed costs	107,901	106,680	330,794	314,520
General and administrative	494,228	463,417	1,543,764	1,319,760
Corporate expense	108,545	98,089	346,042	301,036
Preopening and start-up expenses	925	46,890	5,091	132,884
Property transactions, net	249,858	(42,400)	264,424	(19,532)
Depreciation and amortization	322,009	300,472	973,211	865,502
	3,112,215	2,653,894	8,836,377	7,691,700
Income from unconsolidated affiliates	36,214	35,495	101,967	115,201
Operating income	238,381	410,903	980,126	1,133,735
Non-operating income (expense)
Interest expense, net of amounts capitalized	(215,503)	(205,573)	(647,452)	(554,975)
Non-operating items from unconsolidated affiliates	(14,669)	(11,583)	(54,311)	(31,661)
Other, net	(9,381)	(3,291)	(53,964)	(11,588)
	(239,553)	(220,447)	(755,727)	(598,224)
Income (loss) before income taxes	(1,172)	190,456	224,399	535,511
Benefit (provision) for income taxes	7,276	(19,046)	(75,969)	42,623
Net income	6,104	171,410	148,430	578,134
Less: Net income attributable to noncontrolling interests	(43,237)	(28,532)	(110,861)	(88,035)
Net income (loss) attributable to MGM Resorts International	$(37,133)	$142,878	$37,569	$490,099
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.08)	$0.26	$0.06	$0.87
Diluted	$(0.08)	$0.26	$0.06	$0.86
Weighted average common shares outstanding
Basic	518,983	535,130	528,429	549,418
Diluted	518,983	540,396	531,873	555,521

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$6,104	$171,410	$148,430	$578,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(18,602)	12,210	(4,627)	(10,542)
Unrealized gain (loss) on cash flow hedges	(16,504)	4,028	(56,125)	23,219
Other comprehensive income (loss)	(35,106)	16,238	(60,752)	12,677
Comprehensive income (loss)	(29,002)	187,648	87,678	590,811
Less: Comprehensive income attributable to noncontrolling interests	(28,911)	(35,299)	(88,298)	(90,868)
Comprehensive income (loss) attributable to MGM Resorts International	$(57,913)	$152,349	$(620)	$499,943

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$148,430	$578,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	973,211	865,502
Amortization of debt discounts, premiums and issuance costs	29,539	30,713
Loss on retirement of long-term debt	55,932	2,193
Provision for doubtful accounts	30,456	32,651
Stock-based compensation	64,518	51,010
Property transactions, net	264,424	(19,532)
Income from unconsolidated affiliates	(47,656)	(80,219)
Distributions from unconsolidated affiliates	—	11,563
Deferred income taxes	52,785	(58,762)
Change in operating assets and liabilities:
Accounts receivable	(655,786)	(31,791)
Inventories	7,734	(1,457)
Income taxes receivable and payable, net	4,555	22,997
Prepaid expenses and other	(23,105)	(41,532)
Accounts payable and accrued liabilities	479,272	50,550
Other	(28,201)	(16,554)
Net cash provided by operating activities	1,356,108	1,395,466
Cash flows from investing activities
Capital expenditures, net of construction payable	(482,786)	(1,223,924)
Dispositions of property and equipment	1,936	575
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616
Acquisition of Northfield, net of cash acquired	—	(1,034,534)
Acquisition of Empire City Casino, net of cash acquired	(535,681)	—
Investments in unconsolidated affiliates	(81,271)	(2,503)
Distributions from unconsolidated affiliates	99,661	320,287
Other	(31,112)	(22,209)
Net cash used in investing activities	(1,029,253)	(1,798,692)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(1,711,007)	778,101
Issuance of long-term debt	3,250,000	1,000,000
Retirement of senior notes and senior debentures	(1,759,978)	(2,265)
Debt issuance costs	(63,391)	(64,808)
Issuance of MGM Growth Properties Class A shares, net	699,362	—
Dividends paid to common shareholders	(205,163)	(197,295)
Distributions to noncontrolling interest owners	(172,239)	(149,526)
Purchases of common stock	(638,815)	(1,133,334)
Other	(18,655)	(23,476)
Net cash provided by (used in) financing activities	(619,886)	207,397
Effect of exchange rate on cash	(162)	(1,489)
Cash and cash equivalents
Net decrease for the period	(293,193)	(197,318)
Balance, beginning of period	1,526,762	1,499,995
Balance, end of period	$1,233,569	$1,302,677
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$597,785	$516,868
Federal, state and foreign income taxes paid (received), net of refunds	18,222	(8,220)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	31,297	—	31,297	32,635	63,932
Currency translation adjustment	—	—	—	—	(6,906)	(6,906)	(5,499)	(12,405)
Other comprehensive income - cash flow hedges	—	—	—	—	(8,606)	(8,606)	(4,717)	(13,323)
Stock-based compensation	—	—	30,950	—	—	30,950	1,186	32,136
Issuance of common stock pursuant to stock-based compensation awards	305	3	(4,278)	—	—	(4,275)	—	(4,275)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,133)	(5,133)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(69,799)	—	(69,799)	—	(69,799)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(42,064)	(42,064)
Issuance of performance share units	—	—	1,546	—	—	1,546	—	1,546
Adjustment of redeemable non-controlling interest to redemption value	—	—	(3,825)	—	—	(3,825)	—	(3,825)
Empire City Acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	57,196	—	(774)	56,422	472,421	528,843
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Other	—	—	2,015	—	23	2,038	(917)	1,121
Balances, March 31, 2019	537,156	5,372	4,420,463	2,384,977	(24,608)	6,786,204	4,431,661	11,217,865
Net income	—	—	—	43,405	—	43,405	30,476	73,881
Currency translation adjustment	—	—	—	—	14,754	14,754	11,626	26,380
Other comprehensive income - cash flow hedges	—	—	—	—	(16,651)	(16,651)	(9,647)	(26,298)
Stock-based compensation	—	—	15,991	—	—	15,991	1,073	17,064
Issuance of common stock pursuant to stock-based compensation awards	182	1	(1,141)	—	—	(1,140)	—	(1,140)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(13,716)	(13,716)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(68,416)	—	(68,416)	—	(68,416)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(43,310)	(43,310)
Repurchases of common stock	(11,005)	(110)	(281,723)	—	—	(281,833)	—	(281,833)
Adjustment of redeemable non-controlling interest to redemption value	—	—	992	—	—	992	—	992
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
MGP Class A share issuances	—	—	9,905	—	105	10,010	52,189	62,199
Other	—	—	(4,583)	—	72	(4,511)	1,324	(3,187)
Balances, June 30, 2019	526,333	5,263	4,181,585	2,359,966	(26,330)	6,520,484	4,434,237	10,954,721
Net income (loss)	—	—	—	(37,133)	—	(37,133)	40,920	3,787
Currency translation adjustment	—	—	—	—	(10,509)	(10,509)	(8,093)	(18,602)
Other comprehensive income - cash flow hedges	—	—	—	—	(10,271)	(10,271)	(6,233)	(16,504)
Stock-based compensation	—	—	13,891	—	—	13,891	1,429	15,320
Issuance of common stock pursuant to stock-based compensation awards	180	2	(1,982)	—	—	(1,980)	—	(1,980)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(26,529)	(26,529)
Dividends paid to common shareholders ($0.13 per share)	—	—	—	(66,948)	—	(66,948)	—	(66,948)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(44,870)	(44,870)
Repurchase of common stock	(12,599)	(126)	(356,856)	—	—	(356,982)	—	(356,982)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(3,074)	—	—	(3,074)	—	(3,074)
MGP Class A share issuances	—	—	12,399	—	200	12,599	70,138	82,737
Other	—	—	406	—	69	475	(933)	(458)
Balances, September 30, 2019	513,914	$5,139	$3,846,369	$2,255,885	$(46,841)	$6,060,552	$4,460,066	$10,520,618

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2018	566,276	$5,663	$5,357,709	$2,217,299	$(3,610)	$7,577,061	$4,034,063	$11,611,124
Net income	—	—	—	223,444	—	223,444	40,740	264,184
Currency translation adjustment	—	—	—	—	(13,368)	(13,368)	(10,784)	(24,152)
Other comprehensive loss - cash flow hedges	—	—	—	—	9,498	9,498	4,358	13,856
Stock-based compensation	—	—	14,742	—	—	14,742	1,375	16,117
Issuance of common stock pursuant to stock-based compensation awards	493	5	(8,300)	—	—	(8,295)	—	(8,295)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(9,791)	(9,791)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(67,999)	—	(67,999)	—	(67,999)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(10,000)	(100)	(362,300)	—	—	(362,400)	—	(362,400)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,598)	—	—	(4,598)	—	(4,598)
Other	—	—	(904)	—	—	(904)	(710)	(1,614)
Balances, March 31, 2018	556,769	5,568	4,999,958	2,372,744	(7,480)	7,370,790	4,029,581	11,400,371
Net income	—	—	—	123,777	—	123,777	14,344	138,121
Currency translation adjustment	—	—	—	—	583	583	817	1,400
Other comprehensive loss - cash flow hedges	—	—	—	—	3,660	3,660	1,675	5,335
Stock-based compensation	—	—	16,430	—	—	16,430	1,377	17,807
Issuance of common stock pursuant to stock-based compensation awards	102	1	(1,096)	—	—	(1,095)	—	(1,095)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(24,287)	(24,287)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(65,335)	—	(65,335)	—	(65,335)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(30,492)	(30,492)
Repurchase of common stock	(19,004)	(190)	(594,674)	—	—	(594,864)	—	(594,864)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(5,986)	—	—	(5,986)	—	(5,986)
Other	—	—	(818)	—	—	(818)	(216)	(1,034)
Balances, June 30, 2018	537,867	5,379	4,413,814	2,431,186	(3,237)	6,847,142	3,992,799	10,839,941
Net income	—	—	—	142,878	—	142,878	26,316	169,194
Currency translation adjustment	—	—	—	—	6,706	6,706	5,504	12,210
Other comprehensive loss - cash flow hedges	—	—	—	—	2,765	2,765	1,263	4,028
Stock-based compensation	—	—	15,916	—	—	15,916	1,190	17,106
Issuance of common stock pursuant to stock-based compensation awards	173	1	(2,203)	—	—	(2,202)	—	(2,202)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(17,618)	(17,618)
Dividends paid to common shareholders ($0.12 per share)	—	—	—	(63,961)	—	(63,961)	—	(63,961)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(31,024)	(31,024)
Repurchase of common stock	(6,103)	(61)	(176,009)	—	—	(176,070)	—	(176,070)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(4,155)	—	—	(4,155)	—	(4,155)
Other	—	—	4,339	—	—	4,339	(5,609)	(1,270)
Balances, September 30, 2018	531,937	$5,319	$4,251,702	$2,510,103	$6,234	$6,773,358	$3,972,821	$10,746,179

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

The Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel. The Company operates and, along with local investors, owns MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) in which substantially all of its assets are owned by, and substantially all of its businesses are conducted through, MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 10. As of September 30, 2019, the Company owned 67.7% of the Operating Partnership units, and MGP held the remaining 32.3% ownership interest in the Operating Partnership.

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

On October 14, 2019, the Company entered into an agreement for the sale of Circus Circus Las Vegas and adjacent land. See Note 2 for additional information related to this transaction.

On October 15, 2019, the Company entered into an agreement to form a joint venture with a subsidiary of Blackstone Real Estate Income Trust (“BREIT”). The joint venture will acquire the Bellagio real estate assets from the Company and lease it back to a subsidiary of the Company pursuant to a lease agreement. The lease will provide for initial annual rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. As consideration for the real estate assets, the Company will receive a 5% equity interest in the joint venture and cash of approximately $4.2 billion. The Company will provide a guarantee of the debt of the joint venture pursuant to which the Company will be responsible for any shortfall between the value of the collateral and the debt obligation. The transaction is expected to close in the fourth quarter of 2019, subject to certain closing conditions. The Bellagio real estate assets were classified as held and used in the consolidated balance sheets at September 30, 2019 as the held for sale criteria were not met as of the balance sheet date.

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

Principles of consolidation. Management has determined that MGP is a variable interest entity (“VIE”) because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership of 32.3% as of September 30, 2019 as noncontrolling interest in the Company’s consolidated financial statements. As of September 30, 2019 and December 31, 2018, on a consolidated basis, MGP had total assets of $11.9 billion and $11.0 billion, respectively, primarily related to its real estate investments, and total liabilities of $5.5 billion and $5.1 billion, respectively, primarily related to its indebtedness.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Circus Circus Las Vegas and adjacent land. As discussed in Note 1, the Company entered into an agreement to sell Circus Circus Las Vegas and the adjacent land for $825 million. The $825 million purchase price will consist of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $135.8 million. The transaction is expected to close in the fourth quarter of 2019 subject to customary closing conditions, including receipt of necessary regulatory approvals.

At September 30, 2019, the Company reviewed the carrying value of its Circus Circus Las Vegas and adjacent land long-lived asset groups for impairment as an offer for sale was received during the third quarter of 2019 and due to management’s expectation that it was more likely than not that the assets will be divested in the sale. As a result, the Company recorded a non-cash impairment charge of $219 million, which is classified within “Property transactions, net” in the consolidated statements of operations, and reflects the amount by which the assets’ carrying value exceeds the assets’ fair value (expected selling price). Circus Circus Las Vegas and the adjacent land were classified as held and used in the consolidated balance sheets at September 30, 2019 as the held for sale criteria, while met subsequent to the balance sheet date and before the financial statements were issued, were not met as of the balance sheet date.

Revenue recognition. The Company’s revenue contracts with customers consist of casino wager transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and nine months ended September 30, 2019, commissions and incentives provided to gaming customers were $687 million and $1.9 billion, respectively. During the three and nine months ended September 30, 2018, commissions and incentives provided to gaming customers were $594 million and $1.7 billion, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2019	2018	2019	2018	2019	2018
	(in thousands)
Balance at January 1	$323,811	$597,753	$113,293	$91,119	$667,285	$539,626
Balance at September 30	328,061	550,041	125,518	105,421	444,573	563,244
Increase / (decrease)	$4,250	$(47,712)	$12,225	$14,302	$(222,712)	$23,618

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

The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third-party tenants are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and nine months ended September 30, 2019, lease revenues from third-party tenants include $14 million and $39 million recorded within food and beverage revenue, respectively, and $22 million and $67 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and nine months ended September 30, 2018, lease revenues from third-party tenants include $14 million and $39 million recorded within food and beverage revenue, respectively, and $22 million and $65 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

In June 2016, the FASB issued ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (CECL) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees, and other financial instruments. ASC 326 is effective for the Company as of January 1, 2020 with the impact of adoption recorded with a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the impact of ASC 326 on its financial statements.

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

The Company recognized 100% of the assets and liabilities of Empire City at fair value on the date of acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using both level 2 inputs, which are observable inputs for similar assets, and level 3 inputs, which are unobservable inputs. During the second quarter of 2019, the Company received updated information regarding facts and circumstances in existence as of the acquisition date that impacted the forecasted revenues and expenses utilized in the preliminary purchase price valuation. As a result, the Company recorded a measurement period adjustment that included a $76 million decrease to the racing and gaming license, a $17 million decrease to other intangible assets and a $20 million decrease to deferred income taxes, with the offset to goodwill. The allocation of fair value has been finalized as of September 30, 2019.

The following table sets forth the purchase price allocation (in thousands):

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

For the period from January 29, 2019 through September 30, 2019, Empire City’s net revenue was $143 million, operating income was $13 million and net income was $28 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

Northfield

On July 6, 2018, MGP completed its acquisition of 100% of the membership interests of Northfield. The financial results of Northfield have been included in the consolidated financial statements from the date of acquisition.

In April 2019, the Company subsequently acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the existing master lease between the Company and MGP. Refer to Note 12 for additional information on this intercompany transaction, which eliminates in consolidation.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$553,761	$589,965
Other	205,231	142,902
	$758,992	$732,867

The Company recorded its share of net income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Income from unconsolidated affiliates	$36,214	$35,495	$101,967	$115,201
Preopening and start-up expenses	—	—	—	(3,321)
Non-operating items from unconsolidated affiliates	(14,669)	(11,583)	(54,311)	(31,661)
	$21,545	$23,912	$47,656	$80,219

Grand Victoria sale. On August 7, 2018, the Company, along with its joint venture partner, completed the sale of Grand Victoria, of which a subsidiary of the Company owned a 50% interest, for $328 million in cash. The Company recorded a gain of $45 million related to the sale, which is recorded within “Property transactions, net.”

CityCenter

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net revenues	$320,352	$294,387	$993,215	$942,871
Operating income	61,464	26,105	159,831	139,977
Income from continuing operations	33,082	4,842	56,079	81,718
Net income (loss)	33,082	(1,227)	56,079	(52,899)

Mandarin Oriental. On August 30, 2018, CityCenter closed the sale of the Mandarin Oriental Las Vegas (“Mandarin Oriental”) and adjacent retail parcels for approximately $214 million. During the three and nine months ended September 30, 2018, CityCenter recognized a loss on sale of the Mandarin Oriental of $6 million and $133 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized a $12 million gain on sale related to the reversal of basis differences in excess of its share of the loss recorded by CityCenter, which is recorded within “Income from unconsolidated affiliates.”

CityCenter distributions. In March 2019, CityCenter paid a $64 million dividend, of which the Company received its 50% share, or approximately $32 million. In April 2019, CityCenter paid a $116 million dividend, of which the Company received its 50% share, or approximately $58 million. In September 2018, CityCenter paid a $225 million dividend, of which the Company received its 50% share, or approximately $113 million. In May 2018, CityCenter paid a $400 million dividend, of which the Company received its 50% share, or $200 million.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Senior credit facility	$1,260,000	$750,000
Operating Partnership senior credit facility	2,252,313	2,819,125
MGM China credit facility	775,658	2,433,562
$850 million 8.625% senior notes, due 2019	—	850,000
$500 million 5.25% senior notes, due 2020	267,476	500,000
$1,000 million 6.75% senior notes, due 2020	360,826	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$750 million 5.375% MGM China senior notes, due 2024	750,000	—
$1,000 million 5.75% senior notes, due 2025	1,000,000	1,000,000
$750 million 5.875% MGM China senior notes, due 2026	750,000	—
$500 million 4.5% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$750 million 5.75% Operating Partnership senior notes, due 2027	750,000	—
$1,000 million 5.5% senior notes, due 2027	1,000,000	—
$350 million 4.5% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
	15,066,825	15,253,239
Less: Premiums, discounts, and unamortized debt issuance costs, net	(122,951)	(121,823)
	14,943,874	15,131,416
Less: Current portion	—	(43,411)
	$14,943,874	$15,088,005

Debt due within one year of the September 30, 2019 and December 31, 2018 balance sheets was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $43 million related to MGM China’s term loan amortization payments in excess of available borrowings under the MGM China revolving credit facility were classified as current at December 31, 2018.

Senior credit facility. At September 30, 2019, the Company’s senior credit facility consisted of a $750 million term loan A facility and a $1.5 billion revolving facility. At September 30, 2019, $510 million was drawn on the revolving credit facility. At September 30, 2019, the interest rate on the term loan A facility was 4.04% and the interest rate on the revolving credit facility was 4.03%. The Company was in compliance with its credit facility covenants at September 30, 2019.

Operating Partnership senior credit facility. At September 30, 2019, the Operating Partnership senior credit facility consisted of a $467 million term loan A facility, a $1.79 billion term loan B facility, and a $1.35 billion revolving credit facility. At September 30, 2019, the interest rate on each of the term loan A facility and the term loan B facility was 4.04%, respectively. At September 30, 2019, no amounts were drawn on the revolving credit facility. The Operating Partnership was in compliance with its credit facility covenants at September 30, 2019.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior credit facility. As of September 30, 2019, the Operating Partnership pays a weighted average fixed rate of 1.707% on total notional amount of $1.5 billion. As of September 30, 2019 and December 31, 2018, the derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

MGM China credit facility. At September 30, 2019, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. In August 2019, MGM China entered into a new $1.25 billion senior unsecured revolving credit facility, on which it drew $776 million and used the proceeds to fully repay the borrowings outstanding under its previous secured credit facility. The new revolving credit facility matures in May 2024 and bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. The new revolving credit facility contains customary representations and warranties, events of default, and affirmative, negative and financial covenants, including covenants requiring MGM China to maintain compliance with a maximum leverage ratio and a minimum interest coverage ratio.

During the nine months ended September 30, 2019, MGM China also used the proceeds from its senior notes issuance, discussed below, to permanently repay $1.0 billion of the previous term loan facilities, with the remaining proceeds used to pay down outstanding borrowings under its previous revolving credit facility. At September 30, 2019, $776 million was outstanding on the revolving credit facility. At September 30, 2019, the interest rate on the revolving credit facility was 4.25%. MGM China was in compliance with its credit facility covenants at September 30, 2019.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $16 billion and $15.1 billion at September 30, 2019 and December 31, 2018, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 620.8% and a provision of 33.9% for the three and nine months ended September 30, 2019, respectively, compared to a provision of 10.0% and a benefit of 8.0% for the three and nine months ended September 30, 2018, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

MGM Grand Paradise was previously granted an exemption from the Macau 12% complementary tax on gaming profits through March 31, 2020 and, given the Extension Agreement entered into during the first quarter, has applied for an extension of such exemption to June 26, 2022 to run concurrent with its extended sub-concession. Competitors of MGM Grand Paradise have received additional extensions of their complementary tax exemptions through June 26, 2022, which runs concurrent with the end of the term of their gaming concessions. The Company believes MGM Grand Paradise should also be entitled to such extension in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. Based upon these developments, the Company, during the first quarter, re-measured the net deferred tax liability of MGM Grand Paradise assuming that it will receive an additional extension of its complementary tax exemption through June 26, 2022. This change in assumption resulted in a net increase in deferred tax liabilities in the amount of $35 million, due to an increase in the valuation allowance on certain net operating loss deferred tax assets partially offset by a reduction in certain intangible deferred tax liabilities, and a corresponding increase in the provision for income taxes for the nine months ended September 30, 2019.

The Company recorded a $20 million increase in its valuation allowance on its foreign tax credit carryovers (“FTCs”) and a corresponding increase in its income tax expense for the nine months ended September 30, 2019 based upon revisions of certain assumptions impacting the valuation allowance. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to these assumptions could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Finally, the Empire City Acquisition required a re-measurement of existing state deferred tax liabilities resulting in a $10 million increase in deferred tax liabilities and a corresponding income tax expense for the nine months ended September 30, 2019.

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

Lease expense for the three and nine months ended September 30, 2019 includes operating lease cost of $26 million and $76 million, respectively. Other information related to the Company’s operating leases was as follows (in thousands, except for lease term and discount rate information):

September 30, 2019
Supplemental balance sheet information	(In thousands)
Operating lease right-of-use assets	$650,990
Operating lease obligation - short-term (recorded within “Other accrued liabilities”)	$69,694
Operating lease obligation - long-term	518,365
Total operating lease liabilities	$588,059

Weighted-average remaining lease term (years)	37
Weighted-average discount rate (%)	7

Nine Months Ended
September 30, 2019
Supplemental cash flows information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases	$66,562

Maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$25,542
2020	94,646
2021	74,759
2022	58,776
2023	56,261
Thereafter	1,442,944
Total future minimum lease payments	1,752,928
Less: Amount of lease payments representing interest	(1,164,869)
Total	$588,059

NOTE 8 — COMMITMENTS AND CONTINGENCIES

October 1 litigation. The Company and/or certain of its subsidiaries were named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death. Lawsuits were first filed in October 2017 and include actions originally filed in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. In June 2018, the Company removed to federal court all actions that remained pending in California and Nevada state courts. The Company also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue.

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, the Company’s insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019.  Pursuant to the terms of the Settlement Agreement, the Company expects that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. The Company has $751 million of insurance coverage available to fund. Following the mediation, and shortly before the statute of limitations expired, a few additional lawsuits were filed against the Company and/or certain of its subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although the Company continues to believe it is not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, the Company believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, the Company believes that it is probable a loss will be incurred and, as of September 30, 2019, the Company accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, the Company recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While the Company intends for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

If the conditions in the Settlement Agreement are not satisfied and the mediation stay is lifted, the Company is currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against any such lawsuits and believes it ultimately should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects the Company’s evaluation of potential losses in connection with these claims. The Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the Operating Partnership’s senior credit facility limits the amount to $75 million. At September 30, 2019, $11 million in letters of credit were outstanding under the Company’s senior credit facility. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at September 30, 2019. The amount of available borrowings under each of the credit facilities are reduced by any outstanding letters of credit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(37,133)	$142,878	$37,569	$490,099
Adjustment related to redeemable noncontrolling interests	(3,074)	(4,155)	(5,906)	(14,739)
Net income (loss) available to common stockholders - basic	(40,207)	138,723	31,663	475,360
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(30)	(43)	(111)	(179)
Net income (loss) attributable to common stockholders - diluted	$(40,237)	$138,680	$31,552	$475,181
Denominator:
Weighted-average common shares outstanding - basic	518,983	535,130	528,429	549,418
Potential dilution from share-based awards	—	5,266	3,444	6,103
Weighted-average common and common equivalent shares - diluted	518,983	540,396	531,873	555,521
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	1,108	2,432	1,816	1,681

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

Park MGM Lease Transaction. As further discussed in Note 12, in March 2019, the Company and MGP completed the Park MGM Lease Transaction (as defined in Note 12) for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance of the incremental shares, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

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

MGP Class A share issuances – At-the-Market (“ATM”) program. During the three and nine months ended September 30, 2019, MGP issued approximately 3 million and 5 million Class A shares under its ATM program, respectively. In connection with the issuances, the Operating Partnership issued 3 million and 5 million Operating Partnership units to MGP during the three and nine months ended September 30, 2019, respectively. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the collective issuances, and as of September 30, 2019, the Company indirectly owned 67.7% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On October 30, 2019 the Company’s Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on December 16, 2019 to holders of record on December 10, 2019.

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

During the three months ended September 30, 2019, the Company repurchased approximately 13 million shares of its common stock at an average price of $28.33 per share for an aggregate amount of $357 million. During the nine months ended September 30, 2019, the Company repurchased approximately 24 million shares of its common stock at an average price of $27.06 per share for an aggregate amount of $639 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $750 million as of September 30, 2019.

During the three months ended September 30, 2018, the Company repurchased approximately 6 million shares of its common stock at an average price of $28.87 per share for an aggregate amount of $176 million. During the nine months ended September 30, 2018, the Company repurchased approximately 35 million shares of its common stock at an average price of $32.29 per share for an aggregate amount of $1.1 billion. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, January 1, 2019	$(18,872)	$9,144	$1,172	$(8,556)
Other comprehensive loss before reclassifications	(12,405)	(11,476)	—	(23,881)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(1,847)	—	(1,847)
Empire City MGP transaction	—	—	195	195
MGP Class A share issuances	—	—	(774)	(774)
Park MGM Transaction	—	—	16	16
Other	—	—	23	23
Other comprehensive loss, net of tax	(12,405)	(13,323)	(540)	(26,268)
Less: Other comprehensive loss attributable to noncontrolling interest	5,499	4,717	—	10,216
Balances, March 31, 2019	(25,778)	538	632	(24,608)
Other comprehensive income (loss) before reclassifications	26,380	(24,531)	—	1,849
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(1,767)	—	(1,767)
MGP Class A share issuances	—	—	105	105
Northfield OpCo transaction	—	—	(2)	(2)
Other	—	—	72	72
Other comprehensive income (loss), net of tax	26,380	(26,298)	175	257
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(11,626)	9,647	—	(1,979)
Balances, June 30, 2019	(11,024)	(16,113)	807	(26,330)
Other comprehensive loss before reclassifications	(18,602)	(15,223)	—	(33,825)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(1,281)	—	(1,281)
MGP Class A share issuances	—	—	200	200
Other	—	—	69	69
Other comprehensive income (loss), net of tax	(18,602)	(16,504)	269	(34,837)
Less: Other comprehensive loss attributable to noncontrolling interest	8,093	6,233	—	14,326
Balances, September 30, 2019	$(21,533)	$(26,384)	$1,076	$(46,841)

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

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts (upon commencing operations in August 2018); Empire City in Yonkers, New York (upon acquisition in January 2019); and MGM Northfield Park in Northfield Park, Ohio (upon acquisition of the operations from MGP in April 2019).

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

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$336,262	$345,933	$969,149	$1,068,446
Rooms	469,145	443,477	1,407,733	1,343,563
Food and beverage	401,362	368,823	1,156,657	1,069,977
Entertainment, retail and other	300,679	296,123	868,441	858,988
	1,507,448	1,454,356	4,401,980	4,340,974
Regional Operations
Casino	660,748	526,041	1,888,852	1,477,623
Rooms	90,197	90,152	243,449	242,581
Food and beverage	126,625	113,953	368,374	314,136
Entertainment, retail and other	57,448	46,965	149,241	117,828
	935,018	777,111	2,649,916	2,152,168
MGM China
Casino	662,838	536,650	1,959,582	1,584,140
Rooms	36,294	32,690	105,171	83,526
Food and beverage	32,214	31,606	93,836	80,447
Entertainment, retail and other	6,409	5,068	19,459	15,112
	737,755	606,014	2,178,048	1,763,225
Reportable segment net revenues	3,180,221	2,837,481	9,229,944	8,256,367
Corporate and other	134,161	191,821	484,592	453,867
	$3,314,382	$3,029,302	$9,714,536	$8,710,234
Adjusted Property EBITDA
Las Vegas Strip Resorts	$441,155	$419,699	$1,262,879	$1,304,758
Regional Operations	263,616	207,249	725,343	564,277
MGM China	182,010	130,046	543,628	401,672
Reportable segment Adjusted Property EBITDA	886,781	756,994	2,531,850	2,270,707

Other operating income (expense)
Corporate and other	(73,117)	(41,129)	(222,419)	(158,118)
Preopening and start-up expenses	(925)	(46,890)	(5,091)	(132,884)
Property transactions, net	(249,858)	42,400	(264,424)	19,532
Depreciation and amortization	(322,009)	(300,472)	(973,211)	(865,502)
Restructuring	(2,491)	—	(86,579)	—
Operating income	238,381	410,903	980,126	1,133,735
Non-operating income (expense)
Interest expense, net of amounts capitalized	(215,503)	(205,573)	(647,452)	(554,975)
Non-operating items from unconsolidated affiliates	(14,669)	(11,583)	(54,311)	(31,661)
Other, net	(9,381)	(3,291)	(53,964)	(11,588)
	(239,553)	(220,447)	(755,727)	(598,224)
Income (loss) before income taxes	(1,172)	190,456	224,399	535,511
Benefit (provision) for income taxes	7,276	(19,046)	(75,969)	42,623
Net income	6,104	171,410	148,430	578,134
Less: Net income attributable to noncontrolling interests	(43,237)	(28,532)	(110,861)	(88,035)
Net income (loss) attributable to MGM Resorts International	$(37,133)	$142,878	$37,569	$490,099

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. Entities owned by Ms. Ho received distributions in connection with her ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd. of $5 million and $15 million during the three and nine months ended September 30, 2019, respectively, and $4 million and $17 million during the three and nine months ended September 30, 2018, respectively.

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

The addition of Empire City and the Park MGM Lease Transaction in January 2019 and March 2019, respectively, increased annual rent payments associated with the master lease for the third lease year to $870 million from $770 million. In connection with the commencement of the fourth lease year on April 1, 2019, as well as the addition of MGM Northfield Park on April 1, 2019, annual rent payments under the master lease increased to $946 million from $870 million. The master lease contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of September 30, 2019.

All intercompany transactions, including transactions under the master lease and those described above, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2019, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$774,542	$1,123,697	$166,402	$827,858	$(11,753)	$2,880,746
Property and equipment, net	—	5,197,751	10,894,121	4,524,078	(11,972)	20,603,978
Investments in subsidiaries	23,371,673	3,776,537	—	—	(27,148,210)	—
Investments in the MGP Operating Partnership	—	3,657,793	—	771,393	(4,429,186)	—
Investments in and advances to unconsolidated affiliates	—	712,292	—	21,700	25,000	758,992
Intercompany accounts	—	8,270,168	—	—	(8,270,168)	—
Other non-current assets	69,752	10,300,179	869,040	7,088,325	(11,402,141)	6,925,155
	$24,215,967	$33,038,417	$11,929,563	$13,233,354	$(51,248,430)	$31,168,871
Current liabilities	$879,192	$1,614,524	$181,890	$907,330	$(289,692)	$3,293,244
Intercompany accounts	8,189,657	—	298	80,213	(8,270,168)	—
Deferred income taxes, net	1,161,765	125,149	29,721	249,512	(29,721)	1,536,426
Long-term debt, net	7,841,161	569	4,847,408	2,254,736	—	14,943,874
Other non-current liabilities	83,640	9,314,211	485,942	2,320,021	(11,435,081)	768,733
Total liabilities	18,155,415	11,054,453	5,545,259	5,811,812	(20,024,662)	20,542,277
Redeemable noncontrolling interests	—	—	—	105,976	—	105,976
MGM Resorts International stockholders' equity	6,060,552	21,982,631	4,309,794	4,931,343	(31,223,768)	6,060,552
Noncontrolling interests	—	1,333	2,074,510	2,384,223	—	4,460,066
Total stockholders' equity	6,060,552	21,983,964	6,384,304	7,315,566	(31,223,768)	10,520,618
	$24,215,967	$33,038,417	$11,929,563	$13,233,354	$(51,248,430)	$31,168,871

	At December 31, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$304,741	$1,244,864	$12,054	$972,820	$(7,701)	$2,526,778
Property and equipment, net	—	13,585,370	10,506,129	6,392,014	(9,753,625)	20,729,888
Investments in subsidiaries	22,419,282	3,401,031	—	—	(25,820,313)	—
Investments in the MGP Operating Partnership	—	3,434,602	—	831,494	(4,266,096)	—
Investments in and advances to unconsolidated affiliates	—	678,748	—	29,119	25,000	732,867
Intercompany accounts	—	7,135,183	—	—	(7,135,183)	—
Other non-current assets	67,214	1,186,666	77,436	4,932,872	(43,015)	6,221,173
Assets held for sale	—	—	355,688	—	(355,688)	—
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706
Current liabilities	$154,484	$1,646,481	$160,441	$1,224,752	$(237,276)	$2,948,882
Intercompany accounts	6,932,325	—	227	202,631	(7,135,183)	—
Deferred income taxes, net	1,097,654	—	33,634	240,970	(29,720)	1,342,538
Long-term debt, net	8,055,472	570	4,666,949	2,365,014	—	15,088,005
Other non-current liabilities	39,019	7,210,948	215,613	2,247,584	(9,453,924)	259,240
Liabilities related to assets held for sale	—	—	28,937	—	(28,937)	—
Total liabilities	16,278,954	8,857,999	5,105,801	6,280,951	(16,885,040)	19,638,665
Redeemable noncontrolling interests	—	—	—	102,250	—	102,250
MGM Resorts International stockholders' equity	6,512,283	21,808,465	4,279,535	4,383,581	(30,471,581)	6,512,283
Noncontrolling interests	—	—	1,565,971	2,391,537	—	3,957,508
Total stockholders' equity	6,512,283	21,808,465	5,845,506	6,775,118	(30,471,581)	10,469,791
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,142,108	$226,011	$1,172,280	$(226,017)	$3,314,382
Equity in subsidiaries' earnings	120,836	30,349	—	—	(151,185)	—
Expenses
Casino and hotel operations	1,525	1,200,554	—	734,577	(6)	1,936,650
General and administrative	2,749	542,664	5,922	187,109	(244,216)	494,228
Corporate expense	42,231	56,782	4,566	4,966	—	108,545
Preopening and start-up expenses	—	926	—	(1)	—	925
Property transactions, net	7,530	232,289	9,921	118	—	249,858
Depreciation and amortization	—	108,126	71,957	141,926	—	322,009
	54,035	2,141,341	92,366	1,068,695	(244,222)	3,112,215
Income (loss) from unconsolidated affiliates	—	41,143	—	(4,929)	—	36,214
Operating income	66,801	72,259	133,645	98,656	(132,980)	238,381
Interest expense, net of amounts capitalized	(118,819)	(221)	(63,048)	(33,415)	—	(215,503)
Other non-operating, net	18,135	33,793	(65)	(16,457)	(59,456)	(24,050)
Income (loss) before income taxes	(33,883)	105,831	70,532	48,784	(192,436)	(1,172)
Benefit (provision) for income taxes	(3,250)	—	(1,979)	12,505	—	7,276
Net income (loss)	(37,133)	105,831	68,553	61,289	(192,436)	6,104
Less: Net income attributable to noncontrolling interests	—	(1,333)	(22,515)	(19,389)	—	(43,237)
Net income (loss) attributable to MGM Resorts International	$(37,133)	$104,498	$46,038	$41,900	$(192,436)	$(37,133)
Net income (loss)	$(37,133)	$105,831	$68,553	$61,289	$(192,436)	$6,104
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(10,509)	(10,509)	—	(18,602)	21,018	(18,602)
Unrealized loss on cash flow hedges	(10,271)	—	(19,270)	—	13,037	(16,504)
Other comprehensive loss	(20,780)	(10,509)	(19,270)	(18,602)	34,055	(35,106)
Comprehensive income (loss)	(57,913)	95,322	49,283	42,687	(158,381)	(29,002)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(16,282)	(12,629)	—	(28,911)
Comprehensive income (loss) attributable to MGM Resorts International	$(57,913)	$95,322	$33,001	$30,058	$(158,381)	$(57,913)

	Nine Months Ended September 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$6,221,722	$655,193	$3,492,820	$(655,199)	$9,714,536
Equity in subsidiaries' earnings	630,307	96,737	—	—	(727,044)	—
Expenses
Casino and hotel operations	6,042	3,538,069	—	2,170,763	(11,029)	5,703,845
General and administrative	23,595	1,634,652	17,401	564,569	(696,453)	1,543,764
Corporate expense	145,920	163,826	21,555	14,741	—	346,042
Preopening and start-up expenses	—	3,083	—	2,008	—	5,091
Property transactions, net	7,530	244,451	11,344	1,099	—	264,424
Depreciation and amortization	—	319,902	223,062	430,247	—	973,211
	183,087	5,903,983	273,362	3,183,427	(707,482)	8,836,377
Income (loss) from unconsolidated affiliates	—	109,555	—	(7,588)	—	101,967
Operating income	447,220	524,031	381,831	301,805	(674,761)	980,126
Interest expense, net of amounts capitalized	(363,882)	(638)	(190,973)	(91,959)	—	(647,452)
Other non-operating, net	14,276	143,363	1,383	(27,026)	(240,271)	(108,275)
Income from continuing operations before income taxes	97,614	666,756	192,241	182,820	(915,032)	224,399
Provision for income taxes	(60,045)	(8)	(5,771)	(10,145)	—	(75,969)
Income from continuing operations, net of tax	37,569	666,748	186,470	172,675	(915,032)	148,430
Income from discontinued operations, net of tax	—	—	16,216	—	(16,216)	—
Net income	37,569	666,748	202,686	172,675	(931,248)	148,430
Less: Net income attributable to noncontrolling interests	—	(4,192)	(64,328)	(42,341)	—	(110,861)
Net income attributable to MGM Resorts International	$37,569	$662,556	$138,358	$130,334	$(931,248)	$37,569
Net income	$37,569	$666,748	$202,686	$172,675	$(931,248)	$148,430
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,661)	(2,661)	—	(4,627)	5,322	(4,627)
Unrealized loss on cash flow hedges	(35,528)	—	(65,657)	—	45,060	(56,125)
Other comprehensive loss	(38,189)	(2,661)	(65,657)	(4,627)	50,382	(60,752)
Comprehensive income (loss)	(620)	664,087	137,029	168,048	(880,866)	87,678
Less: Comprehensive income attributable to noncontrolling interests	—	—	(43,731)	(44,567)	—	(88,298)
Comprehensive income (loss) attributable to MGM Resorts International	$(620)	$664,087	$93,298	$123,481	$(880,866)	$(620)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2019
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(344,621)	$1,306,819	$(84,517)	$494,018	$(15,591)	$1,356,108
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(334,870)	—	(147,928)	12	(482,786)
Dispositions of property and equipment	—	1,870	—	66	—	1,936
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)	—	—	—	(535,681)
Investments in unconsolidated affiliates	—	(81,271)	—	—	—	(81,271)
Distributions from unconsolidated affiliates	—	99,661	—	—	—	99,661
Intercompany accounts	—	(1,134,905)	—	—	1,134,905	—
Northfield OpCo transaction	—	(3,779)	3,779	—	—	—
Other	—	(4,500)	—	(26,612)	—	(31,112)
Net cash provided by (used in) investing activities	—	(1,993,475)	3,779	(174,474)	1,134,917	(1,029,253)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	510,000	245,950	(812,763)	(1,654,194)	—	(1,711,007)
Issuance of long-term debt	1,000,000	—	750,000	1,500,000	—	3,250,000
Retirement of senior notes and senior debentures	(1,721,698)	(38,280)	—	—	—	(1,759,978)
Debt issuance costs	(14,080)	—	(9,983)	(39,328)	—	(63,391)
Issuance of MGM Growth Properties Class A shares, net	—	—	699,362	—	—	699,362
Dividends paid to common shareholders	(205,163)	—	—	—	—	(205,163)
MGP dividends paid to consolidated subsidiaries	—	—	(277,899)	—	277,899	—
Distributions to noncontrolling interest owners	—	(3,574)	(117,106)	(51,559)	—	(172,239)
Purchases of common stock	(638,815)	—	—	—	—	(638,815)
Intercompany accounts	1,176,224	464,988	—	(228,408)	(1,412,804)	—
Other	(8,789)	(43,291)	(1,342)	(3,133)	37,900	(18,655)
Net cash provided by (used in) financing activities	97,679	625,793	230,269	(476,622)	(1,097,005)	(619,886)
Effect of exchange rate on cash	—	—	—	(162)	—	(162)

Cash flows from (used in) discontinued operations
Cash flows from operating activities	—	—	15,591	—	(15,591)	—
Cash flows used in investing activities	—	—	(12)	—	12	—
Cash flows used in financing activities	—	—	(37,900)	—	37,900	—
Net cash flows used in discontinued operations	—	—	(22,321)	—	22,321	—

Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	22,321	—

Cash and cash equivalents
Net increase (decrease) for the period	(246,942)	(60,863)	149,531	(157,240)	22,321	(293,193)
Balance, beginning of period	259,738	445,423	3,995	817,606	—	1,526,762
Balance, end of period	$12,796	$384,560	$153,526	$660,366	$22,321	$1,233,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,032,404	$216,659	$996,987	$(216,748)	$3,029,302
Equity in subsidiaries' earnings	335,237	27,390	—	—	(362,627)	—
Expenses
Casino and hotel operations	2,602	1,165,476	—	629,205	(9,857)	1,787,426
General and administrative	2,417	325,809	20,925	127,980	(13,714)	463,417
Corporate expense	33,767	51,545	13,703	4,933	(5,859)	98,089
Preopening and start-up expenses	—	3,212	—	43,678	—	46,890
Property transactions, net	—	(42,345)	339	(55)	(339)	(42,400)
Depreciation and amortization	—	159,226	63,468	138,951	(61,173)	300,472
	38,786	1,662,923	98,435	944,692	(90,942)	2,653,894
Income (loss) from unconsolidated affiliates	—	35,925	—	(430)	—	35,495
Operating income	296,451	432,796	118,224	51,865	(488,433)	410,903
Interest expense, net of amounts capitalized	(125,234)	(95)	(58,743)	(21,501)	—	(205,573)
Other non-operating, net	16,179	(104,534)	(857)	(44,919)	119,257	(14,874)
Income (loss) from continuing operations before income taxes	187,396	328,167	58,624	(14,555)	(369,176)	190,456
Benefit (provision) for income taxes	(44,518)	—	(2,650)	26,033	2,089	(19,046)
Income from continuing operations, net of tax	142,878	328,167	55,974	11,478	(367,087)	171,410
Income from discontinued operations, net of tax	—	—	13,949	—	(13,949)	—
Net income	142,878	328,167	69,923	11,478	(381,036)	171,410
Less: Net income attributable to noncontrolling interests	—	—	(19,484)	(9,048)	—	(28,532)
Net income attributable to MGM Resorts International	$142,878	$328,167	$50,439	$2,430	$(381,036)	$142,878
Net income	$142,878	$328,167	$69,923	$11,478	$(381,036)	$171,410
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,706	6,706	—	12,210	(13,412)	12,210
Unrealized gain on cash flow hedges	2,765	—	4,736	—	(3,473)	4,028
Other comprehensive income	9,471	6,706	4,736	12,210	(16,885)	16,238
Comprehensive income	152,349	334,873	74,659	23,688	(397,921)	187,648
Less: Comprehensive income attributable to noncontrolling interests	—	—	(20,747)	(14,552)	—	(35,299)
Comprehensive income attributable to MGM Resorts International	$152,349	$334,873	$53,912	$9,136	$(397,921)	$152,349

	Nine Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)

Net revenues	$—	$5,859,591	$652,888	$2,851,316	$(653,561)	$8,710,234
Equity in subsidiaries' earnings	972,838	94,444	—	—	(1,067,282)	—
Expenses
Casino and hotel operations	7,879	3,310,367	—	1,784,245	(10,441)	5,092,050
General and administrative	7,175	952,318	70,643	353,056	(63,432)	1,319,760
Corporate expense	112,775	155,604	34,930	15,477	(17,750)	301,036
Preopening and start-up expenses	—	11,891	—	120,993	—	132,884
Property transactions, net	—	(20,120)	18,851	588	(18,851)	(19,532)
Depreciation and amortization	—	474,626	199,933	388,539	(197,596)	865,502
	127,829	4,884,686	324,357	2,662,898	(308,070)	7,691,700
Income (loss) from unconsolidated affiliates	—	115,851	—	(650)	—	115,201
Operating income	845,009	1,185,200	328,531	187,768	(1,412,773)	1,133,735
Interest expense, net of amounts capitalized	(350,323)	(388)	(157,249)	(47,015)	—	(554,975)
Other non-operating, net	47,307	(330,852)	(3,936)	(140,894)	385,126	(43,249)
Income (loss) from continuing operations before income taxes	541,993	853,960	167,346	(141)	(1,027,647)	535,511
Benefit (provision) for income taxes	(51,894)	—	(5,144)	97,572	2,089	42,623
Income from continuing operations, net of tax	490,099	853,960	162,202	97,431	(1,025,558)	578,134
Income from discontinued operations, net of tax	—	—	13,949	—	(13,949)	—
Net income	490,099	853,960	176,151	97,431	(1,039,507)	578,134
Less: Net income attributable to noncontrolling interests	—	—	(48,460)	(39,575)	—	(88,035)
Net income attributable to MGM Resorts International	$490,099	$853,960	$127,691	$57,856	$(1,039,507)	$490,099
Net income	$490,099	$853,960	$176,151	$97,431	$(1,039,507)	$578,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,079)	(6,079)	—	(10,542)	12,158	(10,542)
Unrealized gain on cash flow hedges	15,923	—	27,372	—	(20,076)	23,219
Other comprehensive income (loss)	9,844	(6,079)	27,372	(10,542)	(7,918)	12,677
Comprehensive income	499,943	847,881	203,523	86,889	(1,047,425)	590,811
Less: Comprehensive income attributable to noncontrolling interests	—	—	(55,756)	(35,112)	—	(90,868)
Comprehensive income attributable to MGM Resorts International	$499,943	$847,881	$147,767	$51,777	$(1,047,425)	$499,943

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2018
		Guarantor	Non-Guarantor Subsidiaries
	Parent	Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(338,197)	$961,795	$424,837	$355,281	$(8,250)	$1,395,466
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(541,497)	(191)	(682,840)	604	(1,223,924)
Dispositions of property and equipment	—	477	—	98	—	575
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616	—	—	—	163,616
Acquisition of Northfield Park, net of cash acquired	—	67,606	(1,068,337)	—	(33,803)	(1,034,534)
Investments in unconsolidated affiliates	—	(2,503)	—	—	—	(2,503)
Distributions from unconsolidated affiliates	—	320,287	—	—	—	320,287
Intercompany accounts	—	(992,845)	—	—	992,845	—
Other	—	(13,416)	—	(8,793)	—	(22,209)
Net cash used in investing activities	—	(998,275)	(1,068,528)	(691,535)	959,646	(1,798,692)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(144,375)	—	747,375	175,101	—	778,101
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Retirement of senior notes and senior debentures	—	(2,265)	—	—	—	(2,265)
Debt issuance costs	(14,414)	—	(17,490)	(32,904)	—	(64,808)
Dividends paid to common shareholders	(197,295)	—	—	—	—	(197,295)
MGP dividends paid to consolidated subsidiaries	—	—	(247,820)	—	247,820	—
Distributions to noncontrolling interest owners	—	—	(90,045)	(59,481)	—	(149,526)
Purchases of common stock	(1,133,334)	—	—	—	—	(1,133,334)
Intercompany accounts	859,461	124,252	—	256,952	(1,240,665)	—
Other	(11,594)	(5,714)	—	(6,168)	—	(23,476)
Net cash provided by financing activities	358,449	116,273	392,020	333,500	(992,845)	207,397
Effect of exchange rate on cash	—	—	—	(1,489)	—	(1,489)

Cash flows from (used in) discontinued operations
Cash flows from operating activities	—	—	8,250	—	(8,250)	—
Cash flows used in investing activities	—	—	33,199	—	(33,199)	—
Cash flows used in financing activities	—	—	—	—	—	—
Net cash flows used in discontinued operations	—	—	41,449	—	(41,449)	—

Change in cash and cash equivalents classified as assets held for sale	—	—	41,449	—	(41,449)	—

Cash and cash equivalents
Net increase (decrease) for the period	20,252	79,793	(251,671)	(4,243)	(41,449)	(197,318)
Balance, beginning of period	26,870	311,043	259,722	902,360	—	1,499,995
Balance, end of period	$47,122	$390,836	$8,051	$898,117	$(41,449)	$1,302,677

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In January 2019, we announced the implementation of a company-wide business optimization initiative (the “MGM 2020 Plan”) to further reduce costs, improve efficiencies and position us for growth. We expect to deliver annualized Adjusted EBITDA uplift of $300 million by the end of 2021. As part of the first phase of the MGM 2020 Plan, which includes operating model changes to improve operating efficiency, we targeted Adjusted EBITDA uplift of $200 million by the end of 2020, and we currently anticipate achieving those first phase targets. As part of the second phase, we plan to invest in our digital transformation to drive revenue growth through a customer-centric strategy aimed at increasing customer spend, increasing our wallet share, and attracting our most valuable customers. We expect the second phase to provide Adjusted EBITDA uplift of $100 million by the end of 2021.

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

In March 2019, we entered into an amendment to the existing master lease with respect to investments made by us related to improvements at Park MGM and NoMad Las Vegas. Additionally, in April 2019, we completed the acquisition of the membership interests of Northfield Park Associates, LLC, the entity that owned the operating assets associated with Hard Rock Rocksino Northfield Park (“Northfield Park,” subsequently rebranded to MGM Northfield Park), from MGP, and MGP retained the real estate assets. MGM Northfield Park was added to the existing master lease between the Company and MGP. See Note 12 in the accompanying financial statements for information regarding these transactions with MGP.

In October 2019, we entered into an agreement to sell Circus Circus Las Vegas and adjacent land.  The transaction is expected to close in the fourth quarter of 2019 subject to customary closing conditions, including receipt of necessary regulatory approvals.  In connection with our review of the carrying value of assets to be sold due to the offer for sale received during the third quarter of 2019, we recorded a non-cash impairment charge of $219 million.  See Note 1 and Note 2 in the accompanying financial statements for information regarding this transaction and the impairment recorded.

Also, in October 2019, we entered into an agreement to form a joint venture with a subsidiary of Blackstone Real Estate Income Trust (“BREIT”).  The joint venture will acquire the Bellagio real estate assets from us and lease the assets back to us pursuant to a lease agreement (the “Bellagio Sale-Leaseback Transaction”).  As consideration, we will receive a 5% equity interest in the joint venture with the remaining consideration in cash. We will also provide a guarantee of the debt of the joint venture. The transaction is expected to close in the fourth quarter of 2019, subject to certain closing conditions.  See Note 1 in the accompanying financial statements for information regarding this transaction.

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net revenues	$3,314,382	$3,029,302	$9,714,536	$8,710,234
Operating income	238,381	410,903	980,126	1,133,735
Net income	6,104	171,410	148,430	578,134
Net income (loss) attributable to MGM Resorts International	(37,133)	142,878	37,569	490,099

Summary Operating Results

Consolidated net revenues increased 9% for the quarter ended September 30, 2019 compared to the prior year quarter due primarily to the continued ramp up of operations at MGM Cotai following its opening in February 2018, a full quarter of operating results at MGM Springfield, which opened in August 2018, the acquisition of Empire City in January 2019, and an increase in non-casino revenues at our Las Vegas Strip Resorts, as discussed further below.

Consolidated operating income decreased 42% for the quarter ended September 30, 2019 compared to the prior year quarter, primarily driven by a $219 million non-cash impairment charge related to the long-lived assets of Circus Circus Las Vegas and the adjacent land, included in property transactions, net. The prior year quarter included a $45 million gain related to the sale of Grand Victoria. Corporate expense, including normal share-based compensation for corporate employees, increased $10 million compared to the prior year quarter due primarily to $7 million in costs incurred to implement the MGM 2020 Plan and $3 million in finance modernization initiative costs. Preopening and start-up expenses decreased by $46 million compared to the prior year quarter due primarily to the openings of MGM Springfield and MGM Cotai. Depreciation and amortization expense, and general and administrative expense increased in the current quarter compared to the prior year quarter due primarily to the operations of MGM Cotai, MGM Springfield, and Empire City.

Consolidated net revenues increased 12% for the nine months ended September 30, 2019 compared to the prior year period due primarily to the continued ramp up of operations at MGM Cotai, and the operating results of MGM Springfield, Empire City, and MGM Northfield Park, which MGP acquired in July 2018, and an increase in non-casino revenue at our Las Vegas Strip Resorts, as discussed further below.

Consolidated operating income decreased 14% for the nine months ended September 30, 2019 compared to the prior year period. The current year period included a $219 million non-cash impairment charge, discussed above and $87 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan. The prior year period included a $45 million gain related to the sale of Grand Victoria, as discussed above. Corporate expense, including normal share-based compensation for corporate employees, increased $45 million compared to the prior year period. The current period included $20 million of Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $28 million in costs incurred to implement the MGM 2020 Plan, of which $12 million is included in the restructuring costs discussed above, and $10 million in finance modernization initiative costs. The prior year period included $25 million of corporate brand campaign expenses. Preopening and start-up expenses decreased by $128 million compared to the prior year period due primarily to the opening of MGM Springfield and MGM Cotai. Depreciation and amortization expense, and general and administrative expense increased in the nine months ended September 30, 2019 compared to the prior year period due primarily to the operations of MGM Cotai, MGM Springfield, MGM Northfield Park and Empire City.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Las Vegas Strip Resorts
Table games win	$203,882	$227,922	$606,333	$726,942
Slots win	308,780	290,831	882,058	835,276
Other	14,573	14,009	48,866	45,712
Less: Incentives	(190,973)	(186,829)	(568,108)	(539,484)
Casino revenue	336,262	345,933	969,149	1,068,446
Rooms	469,145	443,477	1,407,733	1,343,563
Food and beverage	401,362	368,823	1,156,657	1,069,977
Entertainment, retail and other	300,679	296,123	868,441	858,988
Non-casino revenue	1,171,186	1,108,423	3,432,831	3,272,528
	1,507,448	1,454,356	4,401,980	4,340,974
Regional Operations
Table games win	219,542	204,365	620,788	568,530
Slots win	627,325	515,675	1,757,386	1,436,603
Other	81,766	30,541	226,231	77,871
Less: Incentives	(267,885)	(224,540)	(715,553)	(605,381)
Casino revenue	660,748	526,041	1,888,852	1,477,623
Rooms	90,197	90,152	243,449	242,581
Food and beverage	126,625	113,953	368,374	314,136
Entertainment, retail and other	57,448	46,965	149,241	117,828
Non-casino revenue	274,270	251,070	761,064	674,545
	935,018	777,111	2,649,916	2,152,168
MGM China
VIP table games win	317,824	303,924	947,414	873,878
Main floor table games win	500,411	339,898	1,402,575	1,005,799
Slots win	73,102	70,858	212,984	208,697
Less: Commissions and incentives	(228,499)	(178,030)	(603,391)	(504,234)
Casino revenue	662,838	536,650	1,959,582	1,584,140
Rooms	36,294	32,690	105,171	83,526
Food and beverage	32,214	31,606	93,836	80,447
Entertainment, retail and other	6,409	5,068	19,459	15,112
Non-casino revenue	74,917	69,364	218,466	179,085
	737,755	606,014	2,178,048	1,763,225
Reportable segment net revenues	3,180,221	2,837,481	9,229,944	8,256,367
Corporate and other	134,161	191,821	484,592	453,867
	$3,314,382	$3,029,302	$9,714,536	$8,710,234

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 3% for the quarter ended September 30, 2019 compared to the prior year quarter due primarily to an 11% decrease in tables games win primarily resulting from a 6% decrease in table games drop, driven by baccarat, partially offset by a 6% increase in slots win.

Las Vegas Strip Resorts casino revenue decreased 9% for the nine months ended September 30, 2019 compared to the prior year period due primarily to a 17% decrease in table games win primarily resulting from a 7% decrease in table games drop, driven by baccarat, and an increase in incentives, partially offset by a 6% increase in slots win.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Table Games Drop	$842	$897	$2,661	$2,848
Table Games Win %	24.2%	25.4%	22.8%	25.5%
Slots Handle	$3,280	$3,143	$9,458	$9,226
Slots Hold %	9.4%	9.3%	9.3%	9.1%

Las Vegas Strip Resorts rooms revenue increased 6% and 5% for the three and nine months ended September 30, 2019 compared to the prior year periods, respectively, due primarily to a 4% and 3% increase in REVPAR, respectively, as well as a 2% increase in available rooms in each period as a result of the completion of the rebranding and repositioning of Park MGM.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Occupancy	92%	93%	92%	92%
Average Daily Rate (ADR)	$164	$157	$167	$162
Revenue per Available Room (REVPAR)	$152	$146	$154	$149

Las Vegas Strip Resorts food and beverage revenue increased 9% and 8% for the three and nine months ended September 30, 2019 compared to the prior year periods, respectively, due primarily to the opening of new outlets at Park MGM and NoMad Las Vegas and an increase in catering and banquets revenue driven by the completion of the expansion of MGM Grand’s Conference Center in 2019.

Regional Operations

Regional Operations casino revenue increased 26% and 28% for the three and nine months ended September 30, 2019 compared to the prior year periods, respectively, due primarily to the inclusion of Empire City’s video lottery terminal revenue in other casino revenue, the acquisition of MGM Northfield Park’s operations from MGP, the opening of MGM Springfield, and increases in slots win at MGM National Harbor.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Table Games Drop	$1,122	$1,054	$3,158	$2,945
Table Games Win %	19.6%	19.4%	19.7%	19.3%
Slots Handle	$6,666	$5,755	$18,717	$15,942
Slots Hold %	9.4%	9.0%	9.4%	9.0%

Regional Operations food and beverage revenue increased 11% and 17% for the three and nine months ended September 30, 2019 compared to the prior year periods, respectively, primarily due to the opening of MGM Springfield, the acquisition of Empire City, and the acquisition of MGM Northfield Park’s operations from MGP.

Regional Operations entertainment, retail and other revenue increased 22% and 27% for the three and nine months ended September 30, 2019 compared to the prior year periods, respectively. The increase for both periods is due primarily to entertainment events related to MGM Springfield, entertainment events at Center Stage at MGM Northfield Park, and ATM fees from the operations of MGM Springfield, Empire City, and MGM Northfield Park.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
VIP Table Games Turnover	$8,646	$9,419	$29,619	$29,618
VIP Table Games Win %	3.7%	3.2%	3.2%	3.0%
Main Floor Table Games Drop	$2,117	$1,882	$6,147	$5,532
Main Floor Table Games Win %	23.6%	18.1%	22.8%	18.2%

MGM China net revenues increased 22% to $738 million for the quarter ended September 30, 2019 compared to the prior year quarter primarily as a result of the continued ramp up of operations at MGM Cotai and an increase in main floor table games win percentage. Main floor table games win increased 47% compared to the prior year quarter due to the addition of 25 new-to-market tables at MGM Cotai in 2019 and a 559 basis point increase in win percentage. VIP table games win increased 5% compared to the prior year quarter due to the opening of VIP gaming areas at the end of the third quarter of 2018 at MGM Cotai and an increase in the VIP table games win percentage.

MGM China net revenues increased 24% to $2.2 billion for the nine months ended September 30, 2019 compared to the prior year period primarily as a result of continued ramp up of operations at MGM Cotai and an increase in main floor table games win percentage. Main floor table games win increased 39% compared to the prior year period due to the addition of the new-to-market tables at MGM Cotai in January 2019 and a 463 basis point increase in win percentage. VIP table games win increased 8% compared to the prior year period due to the opening of VIP gaming areas at the end of the third quarter of 2018 at MGM Cotai and an increase in the VIP table games win percentage.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue for the three and nine months ended September 30, 2019 included $0 and $68 million in net revenues from MGP’s Northfield casino, respectively, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Corporate and other revenue for each of the three and nine months ended September 30, 2018 included $66 million in net revenues from MGP’s Northfield casino. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $108 million and $107 million for the three months ended September 30, 2019 and 2018, respectively and $331 million and $315 million for the nine months ended September 30, 2019 and 2018, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDA

The following table presents a detail of Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Las Vegas Strip Resorts	$441,155	$419,699	$1,262,879	$1,304,758
Regional Operations	263,616	207,249	725,343	564,277
MGM China	182,010	130,046	543,628	401,672
Reportable segment Adjusted Property EBITDA	886,781	756,994	2,531,850	2,270,707
Corporate and other	(73,117)	(41,129)	(222,419)	(158,118)
Adjusted EBITDA	$813,664	$715,865	$2,309,431	$2,112,589

Las Vegas Strip Resorts

Adjusted Property EBITDA at our Las Vegas Strip Resorts increased 5% and Adjusted Property EBITDA margin increased 41 basis points to 29.3% for the quarter ended September 30, 2019 compared to the prior year quarter primarily as a result of an increase in non-casino revenues, as discussed above.

Adjusted Property EBITDA at our Las Vegas Strip Resorts decreased 3% and Adjusted Property EBITDA margin decreased 137 basis points to 28.7% for the nine months ended September 30, 2019 compared to the prior year period due primarily to a decrease in table games revenue, as discussed above, and an increase in general and administrative expenses.

Regional Operations

Adjusted Property EBITDA at our Regional Operations increased 27% for the quarter ended September 30, 2019 compared to the prior year quarter and benefited from a full quarter of operations at MGM Springfield, the acquisition of Empire City and the acquisition of MGM Northfield Park’s operations from MGP. Adjusted Property EBITDA margin increased by 152 basis points for the quarter ended September 30, 2019 compared to the prior year quarter to 28.2%, primarily as a result of the inclusion of Empire City and MGM Northfield Park, partially offset by the continued ramp up of operations at MGM Springfield.

Adjusted Property EBITDA at our Regional Operations increased 29% for the nine months ended September 30, 2019 compared to the prior year period and benefited from the opening of MGM Springfield, the acquisition of Empire City and the acquisition of MGM Northfield Park’s operations from MGP. Adjusted Property EBITDA margin increased by 115 basis points for the nine months ended September 30, 2019 compared to the prior year period to 27.4%, primarily as a result of the inclusion of Empire City and MGM Northfield Park, partially offset by the continued ramp up of operations at MGM Springfield.

MGM China

MGM China’s Adjusted Property EBITDA increased 40% for the quarter ended September 30, 2019 compared to the prior year quarter due primarily to the ramp up of operations at MGM Cotai, and an increase in main floor table games win percentage, as discussed above. Adjusted Property EBITDA margin was 24.7%, a 321 basis point increase compared to the prior year quarter due to the reasons discussed above. Excluding intercompany license fees of $13 million and $11 million for the quarter ended September 30, 2019 and 2018, respectively, Adjusted Property EBITDA increased 39% compared to the prior year quarter.

MGM China’s Adjusted Property EBITDA increased 35% for the nine months ended September 30, 2019 compared to the prior year period due primarily to the ramp up of operations at MGM Cotai, and an increase in main floor table games win percentage, as discussed above. Adjusted Property EBITDA margin was 25.0%, a 218 basis point increase compared to the prior year period due to the reasons discussed above. Excluding intercompany license fees of $38 million and $31 million for the nine months ended September 30, 2019 and 2018, respectively, Adjusted Property EBITDA increased 34% compared to the prior year period.

Corporate and other

Adjusted EBITDA related to corporate and other for the quarter ended September 30, 2019 decreased $32 million compared to the prior year quarter. The prior year quarter included $22 million of Adjusted Property EBITDA related to MGM Northfield Park’s operating results, prior to our acquisition of the operations from MGP on April 1, 2019. In addition, corporate expense increased, as described in “Summary Operating Results.”

Adjusted EBITDA related to corporate and other for the nine months ended September 30, 2019 decreased $64 million compared to the prior year period primarily due to $14 million of non-recurring charges including certain one-time management termination fees and other fees, as well as an increase in corporate expense, as described in “Summary Operating Results.”

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
CityCenter	$39,317	$33,232	$105,672	$107,294
Other	(3,103)	2,263	(3,705)	7,907
	$36,214	$35,495	$101,967	$115,201

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the quarter ended September 30, 2019 was $39 million compared to $33 million in the prior year quarter due primarily to an increase in casino and non-casino revenues. At Aria, casino revenues increased 24% for the quarter ended September 30, 2019 compared to the prior year quarter due primarily to a 13% increase in each of table games win and slots win. CityCenter’s non-casino revenues increased 4% for the quarter ended September 30, 2019 compared to the prior year quarter primarily related to an increase in food and beverage revenue due to the opening of a new outlet and a 4% increase in rooms revenue due primarily to a 4% increase in REVPAR at Aria.

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the nine months ended September 30, 2019 was $106 million compared to $107 million in the prior year period. The current period included $12 million in charges related to restructuring costs and certain one-time management agreement termination fees. At Aria, casino revenues increased 5% for the nine months ended September 30, 2019 compared to the prior year period due primarily to a 9% increase in slots win. CityCenter’s non-casino revenues increased 5% for the nine months ended September 30, 2019 compared to the prior year period primarily related to increases in food and beverage revenue due to the opening of a new outlet and an increase in catering and banquet revenue, and a 4% increase in rooms revenue due primarily to a 5% increase in REVPAR at Aria.

Non-operating Results

Interest Expense

Gross interest expense was $216 million for both the three months ended September 30, 2019 and 2018 as the decrease in average debt outstanding under our senior credit facilities and decrease in the weighted average interest rate related to our senior notes was offset by an increase in average debt outstanding related to our senior notes, due to the issuance of notes during the year. Gross interest expense increased $49 million for the nine months ended September 30, 2019 compared to the prior year period due to an increase in the average debt outstanding relating to our senior notes and an increase in the weighted average interest rate related to our senior credit facilities, which was partially offset by a decrease in the weighted average interest rate related to our senior notes. Capitalized interest was $1 million and $4 million during the three and nine months ended September 30, 2019, respectively, compared to $11 million and $48 million during the three and nine months ended September 30, 2018, respectively. The decrease in capitalized interest was due primarily to the completion of MGM Springfield, which opened in August 2018, and the completion of MGM Cotai, which opened in February 2018. See Note 5 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expenses for the three months ended September 30, 2019 increased $6 million compared to the prior year quarter, primarily due to a $2 million loss incurred on the early retirement of debt related to MGM China’s senior secured credit facility and a $7 million remeasurement loss on MGM China’s U.S. dollar-denominated senior notes. Refer to note 5 for further discussion of our long-term debt.

Other expenses for the nine months ended September 30, 2019 increased $42 million compared to the prior year period, primarily due to a $56 million loss incurred on the early retirement of debt related to our senior notes and MGM China’s senior secured credit facility, partially offset by a $2 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 5 for further discussion on long-term debt.

Income Taxes

Our effective tax rate for the quarter ended September 30, 2019 was a benefit of 620.8% compared to a provision of 10.0% in the prior year quarter. Our effective tax rate for the nine months ended September 30, 2019 was a provision of 33.9% compared to a benefit of 8.0% in the prior year period. The net tax benefit for the quarter ended September 30, 2019 was primarily due to tax benefit resulting from the $219 million non-cash impairment charge related to Circus Circus Las Vegas and adjacent land. The effective rate for the nine months ended September 30, 2019 was unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City Acquisition and adjustments to our foreign tax credit valuation allowance, partially offset by the tax benefit resulting from the Circus Circus Las Vegas and adjacent land non-cash impairment charge. The quarter ended September 30, 2018 was favorably impacted by tax benefits related to changes in state income tax rates. The nine months ended September 30, 2018 was favorably impacted by the reversal of Macau shareholder dividend tax accrued prior to the extension of the current annual fee arrangement, a measurement period tax benefit adjustment for U.S. Tax Reform, and tax benefits related to changes in state income tax rates.

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

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(37,133)	$142,878	$37,569	$490,099
Plus: Net income attributable to noncontrolling interests	43,237	28,532	110,861	88,035
Net income	6,104	171,410	148,430	578,134
Provision (benefit) for income taxes	(7,276)	19,046	75,969	(42,623)
Income (loss) before income taxes	(1,172)	190,456	224,399	535,511
Non-operating (income) expense
Interest expense, net of amounts capitalized	215,503	205,573	647,452	554,975
Non-operating items from unconsolidated affiliates	14,669	11,583	54,311	31,661
Other, net	9,381	3,291	53,964	11,588
	239,553	220,447	755,727	598,224
Operating income	238,381	410,903	980,126	1,133,735
Preopening and start-up expenses	925	46,890	5,091	132,884
Property transactions, net	249,858	(42,400)	264,424	(19,532)
Depreciation and amortization	322,009	300,472	973,211	865,502
Restructuring	2,491	—	86,579	—
Adjusted EBITDA	$813,664	$715,865	$2,309,431	$2,112,589

The following table presents Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Bellagio	$117,589	$104,715	$355,914	$371,716
MGM Grand Las Vegas	85,694	116,647	219,055	298,846
Mandalay Bay	66,256	58,649	184,998	194,415
The Mirage	41,186	27,098	119,153	99,715
Luxor	32,560	31,985	94,201	94,530
New York-New York	34,790	32,128	109,011	102,464
Excalibur	29,576	28,478	86,960	84,106
Park MGM	15,739	1,403	45,589	9,776
Circus Circus Las Vegas	17,765	18,596	47,998	49,190
Las Vegas Strip Resorts	441,155	419,699	1,262,879	1,304,758
MGM Grand Detroit	45,569	48,440	145,254	146,966
Beau Rivage	29,863	29,438	84,226	76,906
Gold Strike Tunica	15,506	14,668	50,808	39,477
Borgata	67,168	60,806	159,431	154,955
MGM National Harbor	52,879	46,253	150,978	138,329
MGM Springfield	9,228	7,644	31,090	7,644
Empire City Casino	19,980	—	56,333	—
MGM Northfield Park	23,423	—	47,223	—
Regional Operations	263,616	207,249	725,343	564,277
MGM Macau	102,216	118,211	347,780	363,859
MGM Cotai	79,794	11,835	195,848	37,813
MGM China	182,010	130,046	543,628	401,672
Unconsolidated resorts	36,192	35,495	105,031	115,201
Management and other operations	2,232	27,978	24,279	48,314
Stock compensation	(14,419)	(16,618)	(45,280)	(49,521)
Corporate	(97,122)	(87,984)	(306,449)	(272,112)
	$813,664	$715,865	$2,309,431	$2,112,589

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.36 billion in the nine months ended September 30, 2019 compared to cash provided by operating activities of $1.4 billion in the nine months ended September 30, 2018. Operating cash flows decreased due to the current year period being negatively affected by a change in working capital primarily related to gaming deposits, as well as an increase in cash paid for interest, as discussed in “Non-operating Results,” and an increase in cash paid for taxes, partially offset by increases in our operating results from MGM China and our Regional Operations.

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

Cash used in investing activities decreased $769 million to $1.0 billion in the nine months ended September 30, 2019 from $1.8 billion in the nine months ended September 30, 2018. The change was due primarily to a decrease of $741 million in capital expenditures and the inclusion of the $1.0 billion outflow for MGP’s acquisition of Northfield Park in 2018, partially offset by the $536 million outflow for the acquisition of Empire City, $106 million of outflows related to investments in unconsolidated affiliates and the extension of our subconcession at MGM China, and a $221 million decrease in distributions from unconsolidated affiliates. Distributions from unconsolidated affiliates in the nine months ended September 30, 2019 included our $90 million share of a $180 million annual dividend paid by CityCenter in 2019. Distributions from unconsolidated affiliates for the nine months ended September 30, 2018 consisted of our $200 million share of a $400 million dividend paid by CityCenter in May 2018, our $113 million share of a $225 million dividend paid by CityCenter in September 2018, and our $8 million share of distributions from other unconsolidated affiliates during the period. The decrease in capital expenditures primarily reflects substantial completion of our development projects at MGM Cotai, MGM Springfield, and the rebranding at Park MGM, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $483 million in the nine months ended September 30, 2019, of which $83 million related to MGM China. Capital expenditures at MGM China included $63 million related to projects at MGM Cotai and $20 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $400 million included $43 million related to the construction of MGM Springfield, $43 million related to the Park MGM rebranding project, as well as expenditures relating to information technology, the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

We made capital expenditures of $1.2 billion in the nine months ended September 30, 2018, of which $327 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $299 million related to the construction of MGM Cotai and $27 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $897 million included $318 million related to the construction of MGM Springfield, $178 million related to the Park MGM rebranding project, $58 million related to a deposit for the purchase of an airplane, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash used in financing activities was $620 million in the nine months ended September 30, 2019 compared to cash provided by financing activities of $207 million in the nine months ended September 30, 2018. The change was due primarily to net debt repayments of $221 million in the nine months ended September 30, 2019 compared to net debt borrowings of $1.8 billion in the nine months ended September 30, 2018. Additionally, we had net proceeds from MGP’s issuances of Class A shares in 2019 of $700 million and a decrease of $495 million in share repurchases.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2019, we repaid net debt of $221 million which consisted of the repayment of our $850 million 8.625% notes due 2019, the repayment of an aggregate $872 million of our senior notes pursuant to cash tender offers, $1.7 billion of net repayments on the previous MGM China senior secured credit facility, and $567 million of net repayments on the Operating Partnership’s senior credit facility, partially offset by our issuance of $1.0 billion of senior notes, the Operating Partnership’s issuance of $750 million of senior notes, MGM China’s issuance of $1.5 billion of senior notes, and $510 million of net borrowings on our senior credit facility.

In April 2019, we issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers.

In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026 and used the proceeds to permanently repay approximately $1.0 billion on its term loan facility with the remainder used to pay down its revolving credit facility under its prior senior secured credit facility. In August 2019, MGM China entered into a new $1.25 billion senior unsecured revolving credit facility, on which it drew $776 million and used the proceeds to fully repay the borrowings outstanding under its previous senior secured credit facility.

The proceeds from the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027 along with the proceeds from MGP’s Class A share issuance, discussed above, were primarily used to finance MGP’s acquisition of the real property associated with Empire City, finance the Park MGM Lease Transaction, and repay amounts drawn under the Operating Partnership’s revolving credit facility. The draws under our senior credit facility were primarily used to repay our senior notes due 2019, partially finance our acquisition of Empire City, pay dividends, and repurchase shares of our common stock. Additionally, we paid $63 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes, our senior notes and MGM China’s senior notes.

During the nine months ended September 30, 2018, we borrowed net debt of $1.8 billion which consisted of the issuance of $1.0 billion 5.750% senior notes due 2025, $175 million of net borrowings on the MGM China credit facility, $747 million of net borrowings on the Operating Partnership senior credit facility, and $144 million of net repayments on the MGM senior credit facility. Additionally, we paid $65 million of debt issuance costs related to amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018 and the issuance of the $1.0 billion 5.750% senior notes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the nine months ended September 30, 2019, we repurchased and retired $639 million of our common stock pursuant to our current $2.0 billion stock repurchase plan. During the nine months ended September 30, 2018, we repurchased and retired $1.1 billion of our common stock pursuant to our current and prior stock repurchase plans. The remaining availability under our $2.0 billion stock repurchase program was approximately $750 million as of September 30, 2019.

In June 2019, MGM China paid the final dividend for 2018 of $16 million, of which we received $9 million and noncontrolling interests received $7 million. In August 2019, MGM China paid an interim dividend for 2019 of $46 million, of which we received $25 million and noncontrolling interests received $20 million.

During the nine months ended September 30, 2019 we paid dividends each quarter of $0.13 per share, totaling $205 million, compared to dividends each quarter of $0.12 per share, totaling $197 million, paid in the nine months ended September 30, 2018.

The Operating Partnership paid the following distributions to its partnership unit holders during the nine months ended September 30, 2019 and 2018:

•	$395 million of distributions paid in 2019, of which we received $278 million and MGP received $117 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$454 million of distributions paid in 2018, of which we received $333 million and MGP received $121 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity

Anticipated uses of cash. We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our senior secured credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our senior secured credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, and contractual obligations in addition to planned capital expenditures.

We held cash and cash equivalents of $1.2 billion at September 30, 2019, of which MGM China held $490 million and the Operating Partnership held $154 million. At September 30, 2019, we had $15.1 billion in principal amount of indebtedness, including $1.3 billion of borrowings outstanding under our $2.25 billion senior secured credit facility, $2.3 billion outstanding under the $3.6 billion Operating Partnership credit facility, and $776 million outstanding under the $1.25 billion MGM China revolving credit facility. We expect to meet our debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our credit facilities. We expect to make domestic capital investments at our resorts and corporate entities of $175 million to $225 million, which includes $5 million of construction costs remaining to close out MGM Springfield. Additionally, we expect to make capital investments at MGM China of $105 million to $110 million, which includes approximately $85 million of construction closeout costs at MGM Cotai and approximately $20 million to $25 million of maintenance capital expenditures.

In October 2019, we entered into an agreement for the sale of Circus Circus Las Vegas and adjacent land for consideration of $825 million, consisting of $662.5 million paid in cash, and also entered into an agreement to sell the real estate assets of Bellagio for $4.25 billion, consisting of approximately $4.2 billion paid in cash, and lease the real estate assets back pursuant to the Bellagio Sale-Leaseback Transaction. We expect to use the net cash proceeds from these transactions to repay debt and repurchase shares. We also expect to pay rent and other required cash outlays relating to the Bellagio Sale-Leaseback Transaction with future anticipated operating cash flows.  See Note 1 and Note 2 in the accompanying financial statements for information regarding these transactions.

On October 30, 2019, our Board of Directors approved a quarterly dividend of $0.13 per share that will be payable on December 16, 2019 to holders of record on December 10, 2019.

In October 2019, the Operating Partnership paid $139 million of distributions to its partnership unit holders, of which we received $94 million and MGP received $45 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

As of September 30, 2019, variable rate borrowings represented approximately 19% of our total borrowings after giving effect to the $1.5 billion total notional amount Operating Partnership interest rate swaps currently effective, on which it pays a weighted average fixed rate of 1.707%. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							September 30,
	2019	2020	2021	2022	2023	Thereafter	Total	2019
	(In millions)
Fixed-rate	$—	$628	$1,250	$1,000	$1,250	$6,651	$10,779	$11,679
Average interest rate	N/A	6.1%	6.6%	7.8%	6.0%	5.4%	5.9%
Variable rate	$8	$68	$68	$68	$1,595	$2,481	$4,288	$4,287
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.1%	4.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of September 30, 2019, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $15 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow and execute on ongoing and future projects, such as our MGM 2020 Plan, and the expected results of the MGM 2020 Plan, including our ability to achieve our MGM 2020 Plan goals and targets, the closing of the Bellagio Sale-Leaseback Transaction and the Circus Circus Las Vegas transaction, the expected net cash proceeds from the Bellagio Sale-Leaseback Transaction and the Circus Circus Las Vegas transaction, amounts we will spend in capital expenditures and investments, and our expectations with respect to future cash dividends on our common stock, and dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•

our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, rent we will be required to make in connection with the Bellagio lease, and guarantee we will provide of the indebtedness of the BREIT venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•	the possibility that we may not realize all of the anticipated benefits of our MGM 2020 Plan or our asset light strategy;
•	our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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

•	the dependence of MGM Grand Paradise upon gaming promoters for a significant portion of gaming revenues in Macau;
•	changes to fiscal and tax policies;
•	our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of a majority of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect such gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility;
•	the fact that co-investing in properties, including our investment in CityCenter, decreases our ability to manage risk;
•	the fact that future construction, development, or expansion projects will be subject to significant development and construction risks;
•	our transaction with BREIT to monetize the Bellagio real property is subject to certain closing conditions, which, if not satisfied, may delay or prevent the closing;
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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

October 1 litigation. We and/or certain of our subsidiaries were named as defendants in a number of lawsuits related to the October 1, 2017 shooting in Las Vegas. The matters involve in large degree the same legal and factual issues, each case being filed on behalf of individuals who are seeking damages for emotional distress, physical injury, medical expenses, economic damages and/or wrongful death. Lawsuits were first filed in October 2017 and include actions originally filed in the District Court of Clark County, Nevada and in the Superior Court of Los Angeles County, California. In June 2018, we removed to federal court all actions that remained pending in California and Nevada state courts. We also initiated declaratory relief actions in federal courts in various districts against individuals who had sued or stated an intent to sue.

In connection with the mediation of these matters, we and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, our insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019.  Pursuant to the terms of the Settlement Agreement, we expect that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. We have $751 million of insurance coverage available to fund. Following the mediation, and shortly before the statute of limitations expired, a few additional lawsuits were filed against us and/or certain of our subsidiaries.  While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although we continue to believe we are not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, we believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, we believe that it is probable a loss will be incurred and, as of September 30, 2019, we accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, we recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While we intend for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

If the conditions in the Settlement Agreement are not satisfied and the mediation stay is lifted, we are currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against any such lawsuits and believe we ultimately should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on our part or any of our affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects our evaluation of potential losses in connection with these claims. Our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other. We are a party to various legal proceedings, most of which relate to routine matters incidental to our business. Management does not believe that the outcome of such proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those factors previously disclosed in our 2018 Annual Report on Form 10-K, except as discussed below.

Risks Related to Our Business

The anticipated benefits of our asset light strategy, including the Bellagio Sale-Leaseback Transaction, may take longer to realize than expected or may not be realized at all.  Our current growth strategy is to pursue and execute on an asset-light business model, which involves a comprehensive review of our owned real estate assets to determine whether those assets can be monetized efficiently to allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities and to return value to our shareholders. Our ability to execute on this strategy will depend on our ability to identify accretive transactions that optimize the value of our remaining assets. There can be no assurances, however, that we will be able to monetize our remaining real property assets on commercially reasonable terms, or at all, or that any anticipated benefits from any such potential transactions will be realized.

The Bellagio Sale-Leaseback Transaction is subject to certain closing conditions, which, if not satisfied, may delay or prevent the closing. On October 15, 2019, we entered into an agreement with BREIT to transfer the real estate assets associated with Bellagio to a newly formed joint venture, to be owned 5% by us and 95% by BREIT (the “BREIT Venture”). The completion of this transaction is subject to closing conditions, some of which are not within our control, and we cannot predict when, or if, these conditions will be satisfied. Failure to meet any or all of the closing conditions could delay the transaction or prevent it from being consummated. If the transaction does not proceed or is materially delayed for any reason, we may incur increased transaction costs, we may not recognize some or all of the benefits that we expect to achieve from the transaction, and the price of our common stock may be adversely impacted.

In connection with the Bellagio Sale-Leaseback Transaction, the Company will provide a guarantee of the indebtedness of the BREIT Venture. In connection with the Bellagio Sale-Leaseback Transaction, we will provide a guarantee of the debt of the BREIT Venture, which is expected to be in the principal amount of approximately $3.0 billion. The terms of the guarantee will provide that, in connection with a foreclosure, we are responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. We are currently required to make annual rent payments of $946.1 million under the master lease with MGP, which also provides for fixed annual escalators of 2% on the base rent in the second through sixth years and additional 2% increases thereafter subject to the tenant meeting an adjusted net revenue to rent ratio, as well as potential changes in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period. Following the Bellagio Sale-Leaseback Transaction, the lease with BREIT will provide for an initial rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3% during the 11th through 20th years, and 4% cap thereafter. The annual rent escalations under lease with BREIT will continue to apply regardless of the amount of cash flows generated by Bellagio. The leases, and, in particular the BREIT lease, also require us to spend a certain amount on capital expenditures at the leased properties. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the master lease may:

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

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2019:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
July 1, 2019 — July 31, 2019	5,000,000	$29.04	5,000,000	$961,996
August 1, 2019 — August 31, 2019	4,879,166	$27.97	4,879,166	$825,542
September 1, 2019 — September 30, 2019	2,720,298	$27.69	2,720,298	$750,216

In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended September 30, 2019 were purchased pursuant to the Company’s publicly announced stock repurchase program and have been retired.

Item 6.	Exhibits

10.1

Revolving Credit Facility Agreement, dated August 12, 2019, by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: November 4, 2019	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)