Form 10-K
period 2019-12-31
MGM Resorts International
filed 2020-02-27
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(702) 693-7120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MGM	New York Stock Exchange (NYSE)

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 28, 2019 (based on the closing price on the New York Stock Exchange Composite Tape on June 28, 2019) was $14.4 billion.  As of February 24, 2020, 492,434,341 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

MGM Growth Properties LLC (“MGP”), is a consolidated subsidiary of the Company. Substantially all of its assets are owned by and substantially all of its businesses are conducted through its subsidiary MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). As of December 31, 2019, pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, we lease the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements, and Note 18 in the accompanying consolidated financial statements for information regarding the master lease with MGP. As further discussed below, pursuant to a lease agreement, we lease the real estate assets of Bellagio from a venture that we formed with Blackstone Real Estate Trust, Inc. (“BREIT”). See Note 11 in the accompanying consolidated financial statements for information regarding the lease with BREIT.

Business Developments

In August 2016, we acquired the remaining 50% ownership interest in Borgata, at which time Borgata became a wholly-owned consolidated subsidiary of ours. Subsequently, MGP acquired Borgata’s real property from us and Borgata was added to the existing master lease between us and MGP. In December 2016, we opened MGM National Harbor and, in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from us and MGM National Harbor was added to the existing master lease between us and MGP.

In February 2018, we opened MGM Cotai, an integrated casino, hotel and entertainment resort on the Cotai Strip in Macau, and in August 2018, we opened MGM Springfield in Springfield, Massachusetts.

In July 2018, MGP acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park (“Northfield Acquisition”). In April 2019, we acquired the membership interests of Northfield from MGP and MGP retained the associated real estate assets. We then rebranded the property to MGM Northfield Park, which was then added to the existing master lease between us and MGP.

In January 2019, we acquired the real property and operations associated with Empire City Casino's racetrack and casino ("Empire City"). Subsequently, MGP acquired Empire City’s developed real property from us and Empire City was then added to the existing master lease between us and MGP.

In March 2019, we entered into an amendment to the existing master lease between us and MGP with respect to investments made by us related to the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”).

Additionally, in November 2019, we formed a venture (the “Bellagio BREIT Venture”) with BREIT, which acquired the Bellagio real estate assets from us and leased such assets back to us pursuant to a long-term lease agreement (the “Bellagio Sale-Leaseback Transaction”). The lease has an initial term of thirty years with the potential to extend for two ten year terms thereafter and provides for an initial rent of $245 million, escalating annually at a rate of 2% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3% during the 11th through 20th years and 4% thereafter. In addition, the lease obligates us to spend a specified percentage of net revenues at the property on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding two year period. We received $4.25 billion consideration for the sale, which consisted of a 5% equity interest in the venture with the remaining consideration of approximately $4.2 billion in cash. We also provide a shortfall guarantee of the principal amount of indebtedness of Bellagio BREIT Venture’s $3.01 billion of debt (and any interest accrued and unpaid thereon).

In December 2019, we completed the sale of Circus Circus Las Vegas and adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million.

On February 14, 2020, we completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, we provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require us to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for us to comply with certain financial covenants, which, if not met, will require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period.

In connection with the MGP BREIT Venture Transaction, the existing master lease with MGP was modified to remove the Mandalay Bay property and the annual rent under the MGP master lease was reduced by $133 million.

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and us receiving cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units.

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as all of our casino resorts operate 24 hours a day, every day of the year, with the exception of Empire City Casino which operates 20 hours a day, every day of the year. Our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We utilize third-party management for specific expertise in operations of restaurants and nightclubs. We lease space to retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2019, we have three reportable segments: Las Vegas Strip Resorts, Regional Operations, and MGM China.

Las Vegas Strip Resorts and Regional Operations

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas (until the sale of such property in December 2019).

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York (upon its acquisition in January 2019); and MGM Northfield Park in Northfield Park, Ohio (upon MGM’s acquisition of the operations from MGP in April 2019).

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

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., which expires in 2022. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. CityCenter Holdings, LLC (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee.

See Note 17 in the accompanying consolidated financial statements for detailed financial information about our segments.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2019.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Las Vegas Strip Resorts:
Bellagio	3,933	155,000	1,692	147
MGM Grand Las Vegas (4)	6,071	169,000	1,553	128
Mandalay Bay (5)	4,750	152,000	1,232	71
The Mirage	3,044	94,000	1,195	75
Luxor	4,397	101,000	1,049	53
Excalibur	3,981	94,000	1,161	50
New York-New York	2,024	81,000	1,139	62
Park MGM (6)	2,898	66,000	914	66
Subtotal	31,098	912,000	9,935	652
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (7)	400	127,000	3,205	134
Beau Rivage (Biloxi, Mississippi)	1,740	87,000	1,811	81
Gold Strike (Tunica, Mississippi)	1,133	48,000	1,183	68
Borgata (Atlantic City, New Jersey)	2,767	160,000	2,859	188
MGM National Harbor (Prince George's County, Maryland) (8)	308	146,000	3,137	161
MGM Springfield (Springfield, Massachusetts) (9)	240	109,000	1,814	79
MGM Northfield Park (Northfield, Ohio)	—	73,000	2,200	—
Empire City (Yonkers, New York)	—	137,000	4,671	—
Subtotal	6,588	887,000	20,880	711
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	582	307,000	1,085	290
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,390	298,000	1,154	262
Subtotal	1,972	605,000	2,239	552
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (10)	5,499	139,000	1,492	126
Subtotal	5,499	139,000	1,492	126
Grand total	45,157	2,543,000	34,546	2,041

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)	Includes 1,078 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Includes 293 rooms at NoMad Las Vegas.
(7)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(8)	Our local investors have a non-voting economic interest in MGM National Harbor. Refer to Note 2 in the accompanying consolidated financial statements for further description of such interest.
(9)	Our local investor has a 1% ownership interest in MGM Springfield.
(10)

Includes Aria with 4,004 rooms. Vdara includes 1,495 condo-hotel units, which are predominantly utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

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

MGM China

The three primary customer bases in the Macau gaming market are VIP gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who assist VIP players with their travel and entertainment arrangements. Gaming promoters are compensated through payment of revenue-sharing arrangements and rolling chip turnover-based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor gaming operations exceeds the VIP gaming operations due to commission costs paid to gaming promoters. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion and Mansion One to attract ultra-high end customers.

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

We encounter competition from major gaming centers located in other areas of Asia and around the world including, but not limited to, Singapore, South Korea, Vietnam, Cambodia, the Philippines, Australia, and Las Vegas.

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

During 2019, we launched the (“MGM 2020 Plan”), a portfolio of Adjusted EBITDAR (as defined herein) improvement initiatives that yielded over $130 million of Adjusted EBITDAR uplift in 2019. We expect to exceed $200 million by the end of 2020 compared to 2018 results. The initiatives are primarily comprised of labor, sourcing and revenue initiatives. We have continued to invest in our operating model by expanding the footprint of our Centers of Excellence and enabling best in class operations through adjustments within corporate and property business units. As part of the second phase of our MGM 2020 Plan, we expect to invest in our digital transformation to drive customer-centric strategy for revenue growth. In addition, we have continued to focus on key growth opportunities to develop an integrated resort in Japan and also continued investments in sports betting through our venture, Roar Digital LLC.

Technology

We utilize technology to maximize revenue and to drive efficiency in our operations. Additionally, technology is core to our ability to provide an enhanced customer and employee experience. We believe that digital platforms and customer experiences are critical to differentiation in our marketplace and are critical components to drive growth in our business. While we continue to automate various aspects of operations in an effort to control costs, we are also investing in infrastructure and platforms unique to MGM such as self-service technology, advanced pricing systems and a host of other platform-based customer and employee services. Our team of world class product leaders and technologists leverage the newest advancements in technology including cloud, advanced analytics, and other methods to ensure speed to market and security of our platforms. For example, our commerce and digital platforms provide our customers the ability to create an itinerary of experiences including self-service booking of accommodations, dining and entertainment, with pricing options unique and specific to them based on their relationship or loyalty status with us. We expect continued and incremental investment in this area as part of the second phase of our MGM 2020 Plan.

Commitment to Employees

We believe that knowledgeable, friendly and dedicated employees are a primary success factor in the hospitality industry. Therefore, we invest heavily in recruiting, training, motivating and retaining exceptional employees, and we seek to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. We believe in the importance of developing our employees through training and advanced education. Our Pathways Educational Program provides tuition reimbursement and our College Opportunity Program, in partnership with the Nevada System of Higher Education, provides online education at no cost to eligible MGM Resorts employees in the United States. We also offer a student Loan Debt Assistance Program that will match a portion of monthly student loan debt payments for qualifying employees. The MGM Resorts Scholarship Program for Children of Employees awards scholarships to selected children of our full-time domestic employees (excluding executives) based on financial need and academic performance.

Corporate Social Responsibility

We believe that profitability and social responsibility can be linked for long-term sustainability and profitability in furtherance of value to all our stakeholders – our shareholders, our employees, our customers and our communities.

We have a bold vision for how our company will lead the way in social impact and environmental sustainability in the years to come. Focused on What Matters: Embracing Humanity and Protecting the Planet articulates our purpose and our commitment to a set of priorities and goals that we hope can have an enduring impact on the world. We have aligned our efforts with a growing interest from investors to define a set of Environmental, Social and Governance criteria that assists in identifying companies with values that match their own. Focused on What Matters: Embracing Humanity and Protecting the Planet defines our environmental sustainability and social impact strategy in four critical areas: Fostering Diversity and Inclusion, Investing in Community, Caring for One Another and Protecting the Planet. In each of these areas we have adopted goals against which we will chart our progress. We have aligned our goals and our social impact and environmental sustainability priorities to the United Nations Sustainable Development Goals. Focused on What Matters reaffirms our commitment to our guests, employees and partners; to the communities we call home and to the planet we must protect.

Through investment of many years of dedicated effort and resources, our evolving social impact strategy – grounded in prudent fiscal management and long-term focused strategies – have advanced us beyond leadership in the gaming and hospitality industry to national recognition for our accomplishments.

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

Investing in community.  The communities in which we operate, and our employees live, work and care for their families, are cornerstones of our business. We create economic opportunity for local residents, collaborate to promote educational and develop skills of local workforces, engage local businesses, and stimulate economic development in our communities. We promote responsible gaming practices and tools, such as GameSense, that keep gaming safe and entertaining. Beyond our tax support of public education, infrastructure and services, we make philanthropic and development-related investments in long-term institutions that benefit our employees and customers and elevate the quality of life and culture in our communities.

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

Protecting the Planet. We continue to gain recognition for our comprehensive environmental responsibility initiatives in energy and water conservation, recycling and waste management, sustainable supply chain and green construction. Many of our resorts have earned certification from Green Key, one of the largest international programs evaluating environmental sustainability in hotel operations. Aria, Vdara, Bellagio, Delano, Mandalay Bay, and MGM Grand Detroit have all received “Five Green Key,” the highest possible rating. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

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

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Beau Rivage and Empire City, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2019, we had approximately 52,000 full-time and 18,000 part-time employees domestically, of which approximately 6,000 and 3,000, respectively, support the Company’s management agreements with CityCenter. In addition, we had approximately 11,000 employees at MGM China. We had collective bargaining agreements with unions covering approximately 38,000 of our employees as of December 31, 2019. Collective bargaining agreements covering a number of employee job classifications in our Las Vegas properties are scheduled to expire in the first half of 2020. We anticipate negotiations for successor contracts covering those employees will begin in the first quarter of 2020. In addition, in our regional properties, successor collective bargaining agreements will be negotiated in 2020 for MGM Grand Detroit, Borgata and Empire City.  Negotiations for first time collective bargaining agreements are underway for employee bargaining units at MGM National Harbor, MGM Grand Las Vegas, MGM Northfield Park, and the MGM Resorts Operations Contact Center in Las Vegas.  As of December 31, 2019, none of the employees of MGM China are part of a labor union and the resorts are not party to any collective bargaining agreements.

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

A more detailed description of the gaming regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2019 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the execution of the MGM 2020 Plan and our asset light strategy, our ability to generate significant cash flow, execute on ongoing and future projects, including the development of an integrated resort in Japan, amounts we will spend in capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•

our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, rent payments to the Bellagio BREIT Venture, and rent we will be required to make in connection with the MGP BREIT Venture lease, and guarantee we provide of the indebtedness of the Bellagio BREIT Venture and will provide for MGP BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

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
•

Nearly all of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations;

•	financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as the lessor for a significant portion of our properties, may adversely impair our operations;
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
•

the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence, acts of war or hostility or outbreaks of infectious disease (including the recent coronavirus outbreak);

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

•	the potential reputational harm as a result of increased scrutiny related to our corporate social responsibility efforts;
•	the potential failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, or to divest some of our properties and other assets;
•	increases in gaming taxes and fees in the jurisdictions in which we operate; and
•	the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.

Any forward-looking statement made by us in this Form 10-K or our 2019 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 27, 2020, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren(1)	58	Chairman and Chief Executive Officer
William J. Hornbuckle	62	President and Chief Operating Officer
Corey I. Sanders	56	Chief Financial Officer and Treasurer
John M. McManus	52	Executive Vice President, General Counsel and Secretary
Robert C. Selwood	64	Executive Vice President and Chief Accounting Officer
Atif Rafiq	46	President of Commercial & Growth

(1)

On February 12, 2020, the Company announced that Mr. Murren has informed the Board of Directors that he will step down from his position as Chairman and Chief Executive Officer of the Company prior to the expiration of his contract. He will continue to serve in his current leadership roles until a successor is appointed.

Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President from December 1999 to December 2012. He served as Chief Operating Officer from August 2007 through December 2008. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Mr. Hornbuckle has served as President since December 2012 and as Chief Operating Officer since March 2019. He served as President and Chief Customer Development Officer from December 2018 to February 2019, as Chief Marketing Officer from August 2009 to August 2014 and President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009.

Mr. Sanders has served as the Chief Financial Officer and Treasurer since March 2019. He served as Chief Operating Officer from September 2010 through February 2019, as Chief Operating Officer for the Company’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007.

Mr. McManus has served as Executive Vice President, General Counsel and Secretary since July 2010. He served as Acting General Counsel from December 2009 to July 2010, as a senior member of the Company’s Corporate Legal Department from July 2008 to December 2009, and he served as counsel to various MGM operating subsidiaries from May 2001 to July 2008.

Mr. Selwood has served as Executive Vice President and Chief Accounting Officer since August 2007. He served as Senior Vice President—Accounting of the Company from February 2005 to August 2007 and as Vice President—Accounting of the Company from December 2000 to February 2005.

Mr. Rafiq has served as President of Commercial & Growth of the Company since May 2019. Prior to joining the Company, Mr. Rafiq served as the Chief Digital Officer and Global Chief Information Officer at Volvo Car AB since January 2017 and, prior to that, as Chief Digital Officer and Corporate Senior Vice President at McDonald’s from 2013 through 2016.

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

Risks Relating to Our Substantial Indebtedness

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments, and our debt guarantees could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2019, we had approximately $11.3 billion of principal amount of indebtedness outstanding on a consolidated basis. The Operating Partnership and MGM China, our consolidated subsidiaries, had $4.4 billion and $2.2 billion, respectively, of indebtedness outstanding. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM China or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior credit facility.

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

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Moreover, our leases with MGP, the Bellagio BREIT Venture, and the MGP BREIT Venture have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

In addition, our senior credit facility calculates interest on outstanding balances using the London Inter-Bank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority (the "FCA") announced it would phase out LIBOR as a benchmark by the end of 2021. Although our senior credit facility includes LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

Current and future economic, capital and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness, make our rent payments under our leases and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates (including CityCenter) and subsidiaries (including MGM China and the Operating Partnership), borrow under our senior credit facility or incur new indebtedness. If regional and national economic conditions deteriorate, revenues from our operations could decline as consumer spending levels decrease and we could fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other restrictive covenants in our debt and lease instruments. We cannot assure you that our business will generate sufficient cash flow from operations, or continue to receive distributions from our unconsolidated affiliates and subsidiaries, nor can we assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us.

We have a significant amount of indebtedness maturing in 2022, and thereafter. Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

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

In addition, each of MGM China and the Operating Partnership has issued debt securities and is a borrower under credit facilities, all of which contain covenants that restrict the respective borrower’s ability to engage in certain transactions, require them to satisfy certain financial covenants and impose certain operating and financial restrictions on them and their respective subsidiaries. These restrictions include, among other things, limitations on their ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes. As of December 31, 2019 we are required to make annual rent payments of $946 million under the master lease with MGP and annual rent payments of $245 million under the lease with Bellagio BREIT Venture, and will be required to make annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the leases may:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•

require us to dedicate a substantial portion of our cash flow from operations to making rent payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, pay dividends, repurchase shares and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict our ability to make acquisitions, divestitures and engage in other significant transactions; and
•	cause us to lose our rights with respect to the applicable leased properties if we fail to pay rent or other amounts or otherwise default on the leases.

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.

The Company provides a guarantee of the indebtedness of the Bellagio BREIT Venture and MGP BREIT Venture. We currently provide a shortfall guarantee of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the Bellagio BREIT Venture and MGP BREIT Venture, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Risks Related to our Business

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow. The hotel, resort, entertainment, and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort, entertainment, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain customers and related business.

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

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”).  The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated DOJ’s new opinion.  DOJ has appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit. An adverse ruling in the Court of Appeals or other disposition of the case may impact our ability to engage in online internet gaming in the future. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.1 to this Annual Report on Form 10-K.

Further, our directors, officers, key employees and investors in our properties must meet approval standards of certain state and foreign regulatory authorities. If state regulatory authorities were to find such a person or investor unsuitable, we would be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in the property. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. Certain public and private issuances of securities, borrowings under credit agreements, guarantees of indebtedness and other transactions also require the approval of certain regulatory authorities.

Macau laws and regulations concerning gaming and gaming concessions are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China’s interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM China’s activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM China will be able to obtain all necessary approvals, and any such failure to do so may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, to date such redress is largely untested in relation to gaming issues.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio and MGM Grand Las Vegas may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results.

For example, in December 2019 a new strain of coronavirus (Covid-19) was reported in Wuhan, China. In order to mitigate the spread of the virus, China has placed certain cities under quarantine and advised its citizens to avoid all non-essential travel and other countries, including the U.S., have also restricted inbound travel from China. In addition, China implemented a temporary suspension of its visa scheme that permits mainland Chinese to travel to Macau, and on February 4, 2020 the Hong Kong SAR government temporarily suspended all ferry service from Hong Kong to Macau until further notice. The government of Macau also asked that all gaming operators in Macau suspend casino operations for a 15-day period that commenced on February 5, 2020.  As a result, MGM Macau and MGM Cotai suspended all operations at their properties other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests. Operations at MGM Macau and MGM Cotai resumed on February 20, 2020; however, there are currently limits on the number of gaming tables allowed to operate and restrictions on the number of seats available at each table, and the temporary suspension of the visa scheme and ferry service to Macau remains in place. The Company is currently unable to predict the duration of the business disruption in Macau or the impact of the reduced customer traffic at the Company’s properties as a result, but we expect the impact could have a material effect on MGM China’s results of operations for the first quarter of 2020 and potentially thereafter. Although the outbreak has been largely concentrated in China, to the extent that the virus impacts the willingness or ability of customers to travel to the Company’s properties in the United States (due to travel restrictions, or otherwise), the Company’s domestic results of operations could also be negatively impacted. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and any additional actions taken to contain it from spreading.

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai (and, to a lesser extent, our domestic properties) from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas imposed by the government), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend at our properties. Most recently, in July 2017, the Chinese government, along with Macau authorities, implemented new facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders and in November 2017 new rules were adopted to control the cross-border transportation of cash and bearer negotiable instruments. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources and our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of the opening of new developments in Macau. While we seek employees from outside of Macau to adequately staff our resorts, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase. Finally, because additional casino projects have commenced operations and other projects are under construction, the existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our developments in Macau, could be negatively impacted.

We may not realize all of the anticipated benefits of our MGM 2020 Plan. We have undertaken, and plan to undertake, several initiatives to implement the first phase of our MGM 2020 Plan to reduce costs and further position us for growth. While we believe these initiatives will exceed $200 million of annual Adjusted EBITDAR uplift by the end of 2020, compared to 2018 results, our efforts may fail to achieve expected results. As part of the second phase of our MGM 2020 Plan, we also expect to invest in our digital transformation to drive customer-centric strategy for revenue growth to drive additional EBITDAR uplift, which efforts may also fail to achieve expected results. Execution of our MGM 2020 Plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual Adjusted EBITDAR uplift may differ materially from what we anticipate.

The anticipated benefits of our asset light strategy, including the Bellagio Sale-Leaseback Transaction and MGP BREIT Venture Transaction, may take longer to realize than expected or may not be realized at all.  Our current growth strategy is to pursue and execute on an asset-light business model, which involves a comprehensive review of our owned real estate assets to determine whether those assets can be monetized efficiently to allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities and to return value to our shareholders. Our ability to execute on this strategy will depend on our ability to identify accretive transactions that optimize the value of our remaining assets. There can be no assurances, however, that we will be able to monetize our remaining real property assets on commercially reasonable terms, or at all, or that any anticipated benefits from any such potential transactions will be realized.

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements. We intend to pay ongoing regular quarterly cash dividends on our common stock; however, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our ability to pay dividends is restricted by certain covenants in our credit agreement, and because we are a holding company with no material direct operations, we are dependent on receiving cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. We expect our subsidiaries will continue to generate significant cash flow necessary to maintain quarterly dividend payments on our common stock; however, their ability to generate funds will be subject to their operating results, cash requirements and financial condition, any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing any indebtedness at such subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of their respective cash obligations. As a consequence of these various limitations and restrictions, future dividend payments may be reduced or eliminated. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

Nearly all of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. Nearly all of our properties are subject to triple-net leases that, in addition to rent, require us to pay: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to the landlords as the owners of the associated facilities. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation.

In addition, under the master lease with MGP, if some of our facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations, or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the MGP master lease. Furthermore, our ability to transfer our obligations under the MGP master lease to a third-party with respect to individual properties, should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties, and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the MGP master lease, which we may be unable to find. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

James J. Murren, our Chairman, Daniel J. Taylor, one of our directors, and William J. Hornbuckle, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP. James J. Murren serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP and William J. Hornbuckle, and John M. McManus, members of our senior management, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP's management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the MGP master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

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

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. As a result of the extension of the Macau gaming subconcession, we entered into a First Renewed Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”), pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (ii) the date when our ownership of MGM China shares is less than 20% of the then-issued share capital of MGM China.

The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

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

In addition, the subconcession contract expires on June 26, 2022. Unless the subconcession is extended, or legislation with regard to reversion of casino premises is amended, all of MGM Grand Paradise’s casino premises and gaming-related equipment will automatically be transferred to the Macau government on that date without compensation to us, and we will cease to generate any revenues from such gaming operations. Beginning on April 20, 2017, the Macau government may redeem the subconcession contract by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by MGM Grand Paradise, excluding the convention and exhibition facilities, during the taxable year prior to the redemption, before deducting interest, depreciation and amortization, multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that MGM Grand Paradise will be able to renew or extend the subconcession contract on terms favorable to MGM Grand Paradise or at all. We also cannot assure you that if the subconcession is redeemed, the compensation paid to MGM Grand Paradise will be adequate to compensate for the loss of future revenues.

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

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to reduce potential taxable foreign-sourced income in future periods, including the recapture of overall domestic losses to the extent of U.S. taxable income. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions concerning future U.S. operating profits and foreign source income. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

Extreme weather conditions or climate change may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes and winter storms in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate could adversely affect our business and results of operations. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or the outbreak of infectious diseases. We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act or other acts of violence, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air could adversely affect our financial condition, results of operations and cash flows. In addition, the outbreak of infectious diseases, such as the recent coronavirus, may severely disrupt domestic and international travel. For instance, the coronavirus outbreak has resulted in several countries, including United States, issuing travel warnings and suspending flights to and from China. In addition, on February 4, 2020, the Hong Kong SAR government temporarily suspended all ferry service from Hong Kong to Macau, until further notice. We are unable to predict the extent to which disruptions to travel as a result of the coronavirus will impact our results of operations but we expect that the current disruption will have an adverse effect on MGM China’s results of operations for the first quarter of 2020 and potentially thereafter. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

Co-investing in our properties, including our investment in CityCenter, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities.

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

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event. Furthermore, the leases we entered into in connection with the MGP BREIT Venture Transaction and the Bellagio BREIT Venture require us to maintain specified insurance coverage. We cannot assure you that we will continue to be able to obtain the types and limits of insurance coverage required by these leases and, to the extent such required insurance coverage cannot be obtained at commercially reasonable cost or at all, then we would need to obtain amendments to the leases or face a default by the applicable tenant under the lease, which could have material adverse effect on our business.

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

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM China or any future operations in which we may engage in any other foreign territories, include:

•	changes in laws and policies that govern operations of companies in Macau or other foreign jurisdictions;
•	changes in non-United States government programs;
•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	general economic conditions and policies in China, including restrictions on travel and currency movements;
•	difficulty in establishing, staffing and managing non-United States operations;
•	different labor regulations;
•	changes in environmental, health and safety laws;
•	outbreaks of diseases or epidemics, including the recent coronavirus outbreak;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military and political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations; and
•	uncertainties regarding judicial systems and procedures.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2019, approximately 38,000 of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. In addition, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020 and provides some of the strongest privacy requirements in the United States.

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

If the jurisdictions in which we operate increase gaming taxes and fees, as well as other taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees, including taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase taxes, including gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected. For instance, income generated from gaming operations of MGM Grand Paradise currently has the benefit of a corporate tax exemption in Macau through March 31, 2020, which exempts us from paying the 12% complementary tax on profits generated by the operation of casino games. We have applied for an extension of such exemption to June 26, 2022 to run concurrent with its extended sub-concession.  While our competitors have received additional extensions of their complementary tax exemptions through June 26, 2022, which runs concurrent with the end of the term of their gaming concessions, and we believe MGM Grand Paradise should also be entitled to such extension in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law,  due to the uncertainty concerning taxation after the subconcession renewal process, we cannot assure you that any extensions of the tax exemption will be granted beyond March 31, 2020.

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

None.

ITEM 2.PROPERTIES

The location and general characteristics of our properties are provided in Part I, Item 1. Business. As detailed in the aforementioned section, the majority of our facilities are subject to leases of the underlying real estate assets, which among other things, includes the land underlying the facility and the buildings used in the operations.

The following table lists certain of our land holdings as of December 31, 2019.

	Approximate
Name and Location	Acres	Notes
Las Vegas Strip Resorts
Bellagio(1)	77	Approximately two acres of the site are subject to two ground leases.(4)
MGM Grand Las Vegas(5)	102
Mandalay Bay(2)(5)	124
The Mirage(2)	77
Luxor(2)	73	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
Excalibur(2)	51
New York-New York(2)	23	Includes three acres of land related to The Park entertainment district development located between Park MGM and New York-New York.
Park MGM(2)	21
Regional Operations
MGM Grand Detroit (Detroit, Michigan)(2)	27
Beau Rivage (Biloxi, Mississippi)(2)	42	10 acres are subject to a tidelands lease.
Gold Strike (Tunica, Mississippi)(2)	24
MGM National Harbor (Prince George's County, Maryland)(2)	23	All 23 acres are subject to a ground lease.
Borgata (Atlantic City, New Jersey)(2)	46	11 acres are subject to ground leases.
MGM Springfield (Springfield, Massachusetts)	14
MGM Northfield Park (Northfield, Ohio)(2)	113
Empire City (Yonkers, New York)(2)	97	Includes 57 acres of land adjacent to the property.
MGM China
MGM Macau(3)	10
MGM Cotai(3)	18

(1)	Subject to a lease agreement between a subsidiary of ours and the Bellagio BREIT Venture, in which the land and the real estate assets are owned and leased from the Bellagio BREIT Venture.
(2)

Subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, in which the land and the real estate assets are leased from a subsidiary of the Operating Partnership.

(3)	Subject to separate land concession agreements with the Macau government.
(4)	Beginning January 1, 2020, approximately two acres subject to a ground lease with a third party expired, reducing the total acres to approximately 75 acres.
(5)	Beginning February 14, 2020, subject to a master lease agreement between a subsidiary of ours and MGP BREIT Venture, in which the land and the real estate assets are leased from MGP BREIT Venture.

As of December 31, 2019, the land and substantially all of the assets of MGM Grand Las Vegas secured the obligations under our senior credit facility. In addition, the senior credit facility was secured by a pledge of the equity or limited liability company interests of the subsidiaries that own MGM Grand Las Vegas and Bellagio. In connection with the MGP BREIT Venture Transaction, on February 14, 2020, we entered into a new unsecured credit agreement which provides that we will grant a security interest in our Operating Partnership units in the future to the extent our leverage ratio exceeds certain thresholds.

The land and substantially all of the assets of MGP’s properties, indicated within the table above, other than MGM National Harbor and Empire City, secure the obligations under the Operating Partnership’s credit agreement. These borrowings are non-recourse to us.

The land and substantially all of the assets of Bellagio secure the obligations under the Bellagio BREIT Venture indebtedness. We provide a shortfall guarantee on the principal amount of such indebtedness (and any interest accrued and unpaid thereon) as further described within “Risk Factors – Risks Related to Our Business.”

The land and substantially all of the assets of MGM Grand Las Vegas and Mandalay Bay secure the obligations under MGP BREIT Venture’s indebtedness. We provide a shortfall guarantee on the principal amount of such indebtedness (and any interest accrued and unpaid thereon) as further described within “Risk Factors – Risks Related to Our Business.”

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

In connection with the mediation of these matters, we and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, our insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, we expect that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. We have $751 million of insurance coverage available to fund. Following the mediation a few additional lawsuits were filed against us and/or certain of our subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although we continue to believe we are not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, we believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, we believe that it is probable a loss will be incurred and, as of December 31, 2019, we accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, we recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While we intend for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

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

There were approximately 3,483 record holders of our common stock as of February 24, 2020.

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

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2019:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Program
Period	Purchased	per Share	Announced Program	(In thousands)
October 1, 2019 — October 31, 2019	—	$—	—	$750,216
November 1, 2019 — November 30, 2019	4,964,502	$31.23	4,964,502	$595,162
December 1, 2019 — December 31, 2019	7,284,817	$32.62	7,284,817	$357,496

On May 10, 2018, the Company announced that its Board of Directors had adopted a $2.0 billion stock repurchase program. Additionally, in February 2020, upon substantial completion of the prior program, the Company announced that its Board of Directors had adopted a $3.0 billion stock repurchase program. Under the stock repurchase program the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended December 31, 2019 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative Five-Year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2014 to December 31, 2019. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6.SELECTED FINANCIAL DATA

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

	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net revenues	$12,899,672	$11,763,096	$10,797,479	$9,478,269	$9,179,590
Operating income (loss)	3,940,215	1,469,486	1,712,527	2,078,199	(152,838)
Net income (loss)	2,214,380	583,894	2,088,184	1,235,846	(1,037,444)
Net income (loss) attributable to MGM Resorts International	2,049,146	466,772	1,952,052	1,100,408	(445,515)
Earnings (loss) per share - Basic	$3.90	$0.82	$3.38	$1.94	$(0.82)
Earnings (loss) per share - Diluted	$3.88	$0.81	$3.34	$1.92	$(0.82)
Dividends declared per common share	$0.52	$0.48	$0.44	$—	$—
Total assets	$33,876,356	$30,210,706	$29,160,042	$28,174,400	$25,215,178
Long-term obligations(1)	15,915,508	15,449,495	13,115,246	13,359,339	12,532,224
MGM Resorts International stockholders' equity	7,727,265	6,512,283	7,577,061	6,192,825	5,119,927

(1)	Includes long-term debt, operating lease liabilities, other long-term obligations (which includes finance lease liabilities), and redeemable noncontrolling interests.

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions, Dispositions, and Significant Transactions

•

In 2016, we recorded a $401 million gain for our share of CityCenter’s gain on the sale of the Shops at Crystals (“Crystals”) and also recorded a $430 million gain on our acquisition of the remaining 50% ownership interest in Borgata on August 1, 2016, and began to consolidate Borgata beginning on that date.

•	In 2016, we received net proceeds of $1.1 billion in connection with MGP’s IPO.
•	In 2016, we opened MGM National Harbor.
•	In 2018, we opened MGM Cotai and MGM Springfield; MGP acquired Northfield.
•	In 2019, we acquired Empire City.
•	In 2019, we recorded a loss of $220 million related to the sale of Circus Circus Las Vegas and adjacent land and a gain of $2.7 billion related to the Bellagio transaction.

Other

•

In 2015, we recorded a goodwill impairment charge of $1.5 billion at MGM China. We also recorded an $80 million gain for our share of CityCenter’s gain resulting from the final resolution of its construction litigation and related settlements.

•

In 2016, we recorded a $152 million expense related to our strategic decision to exit the fully bundled sales system of NV Energy. In 2017, we then recorded a gain of $45 million related to the NV Energy exit fee modification.

•	In 2017, we began declaring dividends.
•	In 2017, we recorded a $1.4 billion tax benefit related to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”). In 2018, we then recorded a $20 million tax expense related to the Tax Act.
•

In 2018, we adopted the new accounting standard relating to revenue recognition on a full retrospective basis. Accordingly, financial data as of and for the years ended December 31, 2018, 2017, and 2016, and for the year ended December 31, 2015, reflect such retrospective adoption within the chart above. Financial data as of December 31, 2015 does not reflect such adoption.

•	In 2019, we adopted the new accounting standard related to leases utilizing the simplified transition method and accordingly did not recast comparative period financial information.
•	In 2019, we recorded a $198 million loss on early retirement of debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2019 compared to December 31, 2018. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2018 compared to December 31, 2017 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2019, Las Vegas visitor volume increased 1% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. The Las Vegas market is growing and diversifying with the addition of new sporting events and venues, the expansion of convention centers, as well as music and entertainment events.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2019 Macau visitor arrivals increased 10% compared to the prior year period according to statistics published by the Statistics and Census Service of the Macau Government. In early 2020, the rapid spread of a respiratory illness caused by a novel coronavirus (Covid-19) identified as originating in Wuhan, Hubei Province, China led to certain cities in China being placed under quarantine and citizens across China were advised to avoid non-essential travel. Certain countries, including the U.S., have restricted inbound travel from mainland China to mitigate the spread of the virus. In addition, China implemented a temporary suspension of its visa scheme that permits mainland Chinese to travel to Macau, and on February 4, 2020 the Hong Kong SAR government temporarily suspended all ferry service from Hong Kong to Macau, until further notice. The Macau Government Tourism Office disclosed total visitation from mainland China to Macau decreased 83% and total visitor arrivals decreased 78% during Chinese New Year as compared to the same period in 2019. On February 4, 2020, the government of Macau asked that all gaming operators in Macau suspend casino operations for a 15-day period that commenced on February 5, 2020. As a result, MGM Macau and MGM Cotai suspended all operations at their properties other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests. Operations at MGM Macau and MGM Cotai resumed on February 20, 2020; however, there are currently limits on the number of gaming tables allowed to operate and restrictions on the number of seats available at each table, and the temporary suspension of the visa scheme and ferry service to Macau remains in place. As a result of these measures, we expect material declines in MGM China’s operating results during the first quarter of 2020 and potentially thereafter. Additionally, to the extent that the virus impacts the willingness or ability of customers to travel to our properties in the United States (due to travel restrictions, or otherwise), our domestic results of operations could also be negatively impacted. We are continuing to evaluate the nature and extent of the impacts to our business, which could have a material effect on our consolidated operating results for the first quarter of 2020 and potentially thereafter. Given the uncertain nature of these circumstances, the related impact on our results of operations, cash flows and financial condition cannot be reasonably estimated at this time.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East Baccarat volumes, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. While our results do not depend on key individual customers, a significant portion of our operating income is generated from high-end gaming customers, which can cause variability in our results as evidenced by the recent weakness in Far East baccarat, which we expect to continue in 2020. In addition, our success in marketing to customer groups such as convention customers and the financial health of customer segments such as business travelers or high-end gaming customers from a specific country or region can affect our results.

As of December 31, 2019, pursuant to a master lease agreement with MGP, we lease the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements. All intercompany transactions, including transactions under the master lease with MGP, have been eliminated in consolidation. As further discussed below, pursuant to a lease agreement with the Bellagio BREIT Venture, we lease the real estate assets of Bellagio.

In July 2018, MGP completed its Northfield Acquisition for approximately $1.1 billion. In April 2019, we acquired the membership interests of Northfield from MGP and MGP retained the real estate assets. We then rebranded the property to MGM Northfield Park, which was then added to the existing master lease between us and MGP.  See Note 4 and Note 18 in the accompanying financial statements for information regarding this acquisition.

Also, in January 2019, we acquired the real property and operations associated with Empire City in Yonkers, New York for consideration of approximately $865 million. Subsequently, MGP acquired the developed real property associated with Empire City from us and Empire City was added to the existing master lease between us and MGP. In addition, pursuant to the master lease amendment, we agreed to provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that we develop additional gaming facilities and choose to sell or transfer such property in the future.  See Note 4 and Note 18 in the accompanying consolidated financial statements for information regarding this acquisition.

In March 2019, we entered into an amendment to the existing master lease between us and MGP with respect to investments made by us related to improvements at Park MGM and NoMad Las Vegas. See Note 18 in the accompanying financial statements for information regarding this transaction with MGP, which is eliminated in consolidation.

In November 2019, we completed the Bellagio Sale-Leaseback Transaction, pursuant to which we formed the Bellagio BREIT Venture, which acquired the Bellagio real estate assets from us and entered into a lease agreement to lease the real estate assets back to us. The Bellagio lease has an initial term of 30 years with two subsequent ten-year renewal periods, exercisable at our option. The lease provides for initial annual rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. We received $4.25 billion consideration for the sale, which consisted of a 5% equity interest in the venture with the remaining consideration of approximately $4.2 billion in cash. We also provide a shortfall guarantee of the principal amount of indebtedness of the Bellagio BREIT Venture’s $3.01 billion of debt (and any interest accrued and unpaid thereon). As a result of the sale, we recorded a gain of approximately $2.7 billion. See Note 1 and Note 12 in the accompanying financial statements for information regarding this transaction and lease agreement.

In December 2019, we sold Circus Circus Las Vegas and adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million. In connection with our review of the carrying value of assets to be sold due to the offer for sale received during the third quarter of 2019, we recorded a non-cash impairment charge of $219 million.  Upon completion of the sale in the fourth quarter, we recorded a loss of $2 million. See Note 1 and Note 16 in the accompanying financial statements for information regarding this transaction.

On February 14, 2020, we completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to MGP BREIT Venture, owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, we provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require us to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for us to comply with certain financial covenants, which, if not met, will require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period.

In connection with the MGP BREIT Venture Transaction, the existing master lease with MGP was modified to remove the Mandalay Bay property and the annual rent under the MGP master lease was reduced by $133 million.

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and us receiving cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units.

In January 2019, we announced the implementation of a company-wide business optimization initiative (the “MGM 2020 Plan”) to further reduce costs, improve efficiencies and position us for growth, which yielded over $130 million of Adjusted EBITDAR uplift in 2019 compared to 2018 results. We expect the initiatives associated with the MGM 2020 Plan to exceed Adjusted EBITDAR uplift of $200 million by the end of 2020 compared to 2018 results, which includes operating model changes to improve efficiency. We currently anticipate achieving this target. As part of the second phase, we plan to invest in our digital transformation to drive revenue growth through a customer-centric strategy aimed at increasing customer spend, increasing our wallet share, and attracting our most valuable customers.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

Summary Financial Results

The following table summarizes our operating results:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net revenues	$12,899,672	$11,763,096	$10,797,479
Operating income	3,940,215	1,469,486	1,712,527
Net income	2,214,380	583,894	2,088,184
Net income attributable to MGM Resorts International	2,049,146	466,772	1,952,052

Summary Operating Results

Consolidated net revenues in 2019 increased 10% compared to 2018 due primarily to continued ramp-up of operations at MGM Cotai following its opening in February 2018, a full year of operating results at MGM Springfield, which opened in August 2018, the acquisition of Empire City in January 2019, a full year of operating results at MGM Northfield Park, which MGP acquired in July 2018, and an increase in revenues as a result of the ramp-up of operations at Park MGM, partially offset by a decrease in casino revenues at certain of our other Las Vegas Strip Resorts.

Consolidated operating income increased $2.5 billion to $3.9 billion in 2019, compared to $1.5 billion in 2018. The current year included a $2.7 billion gain related to the Bellagio Sale-Leaseback Transaction, a $220 million loss related to the sale of Circus Circus Las Vegas and adjacent land, included in property transactions, net, as well as $92 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan. In comparison, consolidated operating income in 2018 included a $45 million gain related to the sale of Grand Victoria and $24 million in business interruption insurance proceeds primarily at Mandalay Bay. During 2019, consolidated operating income was positively impacted by the increase in net revenues described above and a decrease in preopening and start-up expenses, partially offset by increases in general and administrative, depreciation and amortization, and corporate expenses, further discussed below. Preopening and start-up expenses decreased by $144 million in 2019 compared to 2018 due primarily to the openings of MGM Springfield and MGM Cotai and the completion of the Park MGM rebranding project. Corporate expense, including share-based compensation for corporate employees, increased $45 million compared to the prior year period. The current year period included $20 million of Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $29 million in costs incurred to implement the MGM 2020 Plan, of which $12 million is included in the restructuring costs discussed above, and $11 million in finance modernization initiative costs. The prior year period included $27 million of corporate brand campaign expenses, $19 million in transaction costs, and $8 million in costs incurred to implement the MGM 2020 Plan and finance modernization initiatives. Depreciation and amortization expense, and general and administrative expense increased compared to the prior year due primarily to the operations of MGM Cotai, MGM Springfield and Empire City.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Las Vegas Strip Resorts
Table games win	$789,330	$949,055	$931,508
Slots win	1,193,607	1,140,269	1,106,192
Other	64,834	62,249	67,150
Less: Incentives	(751,601)	(743,840)	(668,020)
Casino revenue	1,296,170	1,407,733	1,436,830
Rooms	1,863,521	1,776,029	1,778,869
Food and beverage	1,517,745	1,402,378	1,410,496
Entertainment, retail and other	1,153,615	1,130,532	1,119,928
Non-casino revenue	4,534,881	4,308,939	4,309,293
	5,831,051	5,716,672	5,746,123
Regional Operations
Table games win	827,155	793,754	722,966
Slots win	2,362,638	1,947,325	1,784,452
Other	313,710	108,690	92,377
Less: Incentives	(965,723)	(822,844)	(764,992)
Casino revenue	2,537,780	2,026,925	1,834,803
Rooms	316,753	318,017	319,049
Food and beverage	494,243	428,934	410,143
Entertainment, retail and other	201,008	160,645	145,725
Non-casino revenue	1,012,004	907,596	874,917
	3,549,784	2,934,521	2,709,720
MGM China
VIP table games win	1,237,297	1,235,387	1,099,303
Main floor table games win	1,906,600	1,391,454	1,044,415
Slots win	286,939	284,919	180,500
Less: Commissions and incentives	(821,030)	(716,616)	(582,583)
Casino revenue	2,609,806	2,195,144	1,741,635
Rooms	142,306	118,527	54,824
Food and beverage	127,152	114,862	51,330
Entertainment, retail and other	26,158	21,424	10,371
Non-casino revenue	295,616	254,813	116,525
	2,905,422	2,449,957	1,858,160
Reportable segment net revenues	12,286,257	11,101,150	10,314,003
Corporate and other	613,415	661,946	483,476
	$12,899,672	$11,763,096	$10,797,479

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 8% in 2019 compared to 2018, primarily due to a 17% decrease in table games win resulting from a 9% decrease in table games drop, driven by Far East baccarat, and an increase in incentives, partially offset by a 5% increase in slots win.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Table Games Drop	$3,526	$3,857	$3,777
Table Games Win %	22.4%	24.6%	24.7%
Slots Handle	$12,874	$12,569	$12,396
Slots Hold %	9.3%	9.1%	8.9%

Las Vegas Strip Resorts rooms revenue increased 5% in 2019 compared to 2018, primarily due to a 4% increase in REVPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2019	2018	2017
Occupancy	91%	91%	91%
Average Daily Rate (ADR)	$167	$161	$160
Revenue per Available Room (REVPAR)	$153	$147	$146

Las Vegas Strip Resorts food and beverage revenue increased 8% in 2019 compared to 2018 due primarily to the ramp-up of newly opened outlets at Park MGM and NoMad Las Vegas and an increase in catering and banquets revenue driven by the completion of the expansion of MGM Grand’s Conference Center in 2019.

Las Vegas Strip Resorts entertainment, retail and other revenue increased 2% in 2019 compared to 2018 due primarily to an increase in entertainment revenue related to events at Park Theater, partially offset by a decrease in revenue from Cirque du Soleil production shows.

Regional Operations

Regional Operations casino revenue increased 25% in 2019 compared to 2018 primarily due to the acquisition of Empire City in 2019, for which its video lottery terminal revenue is included in other casino revenue, the acquisition of MGM Northfield Park’s operations from MGP, and a full year of operations at MGM Springfield.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Table Games Drop	$4,226	$4,038	$3,872
Table Games Win %	19.6%	19.7%	18.7%
Slots Handle	$25,031	$21,468	$19,634
Slots Hold %	9.4%	9.1%	9.1%

Regional Operations food and beverage revenue increased 15% in 2019 compared to 2018 due primarily to full year of operations at MGM Springfield, the acquisition of Empire City, and the acquisition of MGM Northfield Park’s operations from MGP.

Regional Operations entertainment, retail and other revenue increased 25% in 2019 compared to 2018 due primarily to entertainment revenue at MGM Springfield and MGM Northfield Park, ATM fees from the operations of MGM Springfield, Empire City and MGM Northfield Park, and parking fees from the operations of Empire City.

MGM China

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
VIP Table Games Turnover	$38,071	$40,599	$34,533
VIP Table Games Win %	3.2%	3.0%	3.2%
Main Floor Table Games Drop	$8,252	$7,566	$5,159
Main Floor Table Games Win %	23.1%	18.4%	20.2%

MGM China net revenue increased 19% in 2019 compared to 2018 primarily as a result of the continued ramp-up of operations at MGM Cotai and an increase in main floor table games win percentage. Main floor table games win increased 37% compared to the prior year due to the addition of 25 new-to-market tables at MGM Cotai in 2019 and a 472 basis point increase in win percentage. VIP table games win increased slightly in 2019 compared to 2018 due to the opening of VIP junket rooms at the end of the third quarter of 2018 at MGM Cotai and an increase in the VIP table games win percentage, offset by a 34% decrease in turnover at MGM Macau.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement and $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Corporate and other revenue for 2018 included $133 million in net revenues from MGP Northfield’s casino. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $437 million, $425 million and $402 million for 2019, 2018 and 2017, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDAR

The following table presents a detail of Adjusted EBITDAR. We use Adjusted Property EBITDAR as the primary profit measure for our reportable segments. See “Non-GAAP Measures” for additional information.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Adjusted EBITDAR
Las Vegas Strip Resorts	$1,643,122	$1,706,315	$1,781,390
Regional Operations	969,866	781,854	754,597
MGM China	734,729	574,333	535,524
Reportable segment Adjusted Property EBITDAR	3,347,717	3,062,502	3,071,511
Corporate and other	(331,621)	(224,800)	(213,908)
	$3,016,096	$2,837,702	$2,857,603

Las Vegas Strip Resorts

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 4% in 2019 compared to 2018 due primarily to a decrease in casino revenue, as discussed above, and the inclusion of $24 million in business interruption insurance proceeds at Mandalay Bay in the prior year. Adjusted Property EBITDAR margin was 28.2% in 2019, a 167 basis point decrease compared to 2018.

Regional Operations

Adjusted Property EBITDAR at our Regional Operations increased 24% in 2019 compared to 2018 and benefitted from a full year of operations at MGM Springfield, the acquisition of Empire City, and the acquisition of MGM Northfield Park’s operations from MGP. Adjusted Property EBITDAR margin was 27.3% in 2019, a 68 basis point increase compared to 2018, primarily as a result of the inclusion of Empire City and MGM Northfield Park.

MGM China

MGM China’s Adjusted Property EBITDAR increased 28% in 2019 compared to 2018 due primarily to the ramp-up of operations at MGM Cotai, and an increase in main floor table games win percentage, as discussed above. Excluding intercompany license fees of $51 million and $43 million for the years ended December 31, 2019 and 2018, respectively, Adjusted Property EBITDAR increased 27% compared to 2018. Adjusted Property EBITDAR margin was 25.3% in 2019, a 185 basis point increase compared to 2018.

Corporate and other

Adjusted EBITDAR related to corporate and other in 2019 decreased compared to the prior year due primarily to $14 million of non-recurring charges including certain management termination fees and other fees, an increase in corporate expense as described in “Summary Operating Results,” a decrease in income from unconsolidated affiliates, as discussed below, and a decrease in Adjusted EBITDAR related to MGM Northfield Park’s operating results from $45 million in 2018 compared to $23 million in 2019.

Operating Results – Details of Certain Charges

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
MGM China	$2,619	$64,341	$86,970
MGM Springfield	—	60,787	22,881
Park MGM rebranding	2,245	22,569	6,498
Other	2,311	3,695	2,126
	$7,175	$151,392	$118,475

Preopening and start-up expenses decreased in 2019 due primarily to the opening of MGM Springfield and the final phase of MGM Cotai, as well as the completion of the Park MGM rebranding project.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$220,294	$—	$—
Gain on sale of Grand Victoria	—	(44,703)	—
Other property transactions, net	55,508	53,850	50,279
	$275,802	$9,147	$50,279

See Note 16 to the accompanying consolidated financial statements for further discussion of property transactions, net.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CityCenter	$128,421	$138,383	$133,400
Other	(8,900)	9,307	12,822
	$119,521	$147,690	$146,222

In 2019, our share of CityCenter’s operating results, including certain basis difference adjustments, was $128 million compared to $138 million in 2018.  The prior year period included a $12 million gain on the sale of Mandarin Oriental related to the reversal of basis differences in excess of our share of the loss recorded by CityCenter. The current year period included $12 million in charges related to restructuring costs and certain one-time management agreement termination fees. At Aria, casino revenues decreased 5% in 2019 compared to 2018 primarily due to a decrease in table games win, driven by baccarat. CityCenter’s non-casino revenues increased 4% in 2019 compared to 2018 primarily related to an increase in food and beverage revenue due to the opening of a new outlet, and a 3% increase in rooms revenue due primarily to a 4% increase in REVPAR at Aria.

Non-operating Results

Interest expense. The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Total interest incurred	$853,007	$821,229	$779,855
Interest capitalized	(5,075)	(51,716)	(111,110)
	$847,932	$769,513	$668,745

Gross interest expense in 2019 increased $32 million compared to 2018 due to an increase in the average debt outstanding under our senior notes, and an increase in the weighted average interest rate related to our senior credit facilities, which was partially offset by a decrease in the average debt outstanding under our senior credit facilities and a decrease in the weighted average interest rate of our senior notes. Capitalized interest was $5 million and $52 million during the years ended December 31, 2019 and 2018, respectively. The decrease in capitalized interest was due primarily to the completion of MGM Springfield, which opened in August 2018, and the completion of MGM Cotai, which opened in February 2018. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net. Other expense, net in 2019 increased $165 million compared to 2018 due primarily to a $198 million loss incurred on the early retirement of debt related to our senior notes and senior credit facility, the Operating Partnership’s prepayments on its senior credit facility, and the early retirement of debt related to MGM China’s senior secured credit facility, partially offset by a $11 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes and a $9 million increase in interest income. Refer to Note 9 for further discussion on long-term debt.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income before income taxes	$2,846,725	$634,006	$960,790
Benefit (provision) for income taxes	(632,345)	(50,112)	1,127,394
Effective income tax rate	22.2%	7.9%	(117.3)%
Federal, state and foreign income taxes paid, net of refunds	$28,493	$(10,100)	$181,651

Our effective tax rate for 2019 is driven primarily by the $2.7 billion gain recorded on the Bellagio Sale-Leaseback Transaction. Income tax expense recorded on this gain results in our effective tax rate approximating our federal and state combined statutory rate and minimizes the impact of other items. Our effective tax rate for 2018 was favorably impacted by the reversal of Macau shareholder dividend tax that was accrued in 2017 upon receipt of the extension of the annual fee arrangement and income tax benefit recorded on our Macau operations, partially offset by measurement period tax expense related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

Cash taxes paid increased in 2019 compared to 2018 due to federal taxes paid on the liquidation of MGP OH, Inc., a consolidated subsidiary directly owned by MGM Growth Properties Operating Partnership LP, and an increase in state taxes paid in 2019 compared to 2018. In addition, we received a refund in 2018 of taxes paid with respect to our 2017 federal income tax return.

Non-GAAP Measures

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on Bellagio transaction, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), NV Energy exit expense, rent expense associated with triple net operating and ground leases, income from unconsolidated affiliates related to investments in REITs, and property transactions, net. We utilize “Adjusted Property EBITDAR” as the primary profit measures for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as Adjusted EBITDAR before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Adjusted EBITDAR information is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe these measures are widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR, Adjusted Property EBITDAR, and Adjusted Property EBITDAR margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, we changed our non-GAAP measures in the fourth quarter of 2019, including recasting prior periods, as a result of the Bellagio real estate transaction, to exclude rent expense associated with triple net operating leases and ground leases. We believe excluding rent expense associated with triple net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR and Adjusted Property EBITDAR should not be viewed as measures of overall operating performance, considered in isolation, or as an alternative to net income, because these measures are not presented on a GAAP basis and exclude certain expenses, including the rent expense associated with our triple net operating and ground leases, and are provided for the limited purposes discussed herein.

Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin information may calculate Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin in a different manner and such differences may be material.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$2,049,146	$466,772	$1,952,052
Plus: Net income attributable to noncontrolling interests	165,234	117,122	136,132
Net income	2,214,380	583,894	2,088,184
Provision (benefit) for income taxes	632,345	50,112	(1,127,394)
Income before income taxes	2,846,725	634,006	960,790
Non-operating expense
Interest expense, net of amounts capitalized	847,932	769,513	668,745
Non-operating items from unconsolidated affiliates	62,296	47,827	34,751
Other, net	183,262	18,140	48,241
	1,093,490	835,480	751,737
Operating income	3,940,215	1,469,486	1,712,527
NV Energy exit expense	—	—	(40,629)
Preopening and start-up expenses	7,175	151,392	118,475
Property transactions, net	275,802	9,147	50,279
Gain on Bellagio transaction	(2,677,996)	—	—
Depreciation and amortization	1,304,649	1,178,044	993,480
Restructuring	92,139	—	—
Triple net operating lease and ground lease rent expense	74,656	29,633	23,471
Income from unconsolidated affiliates related to investments in REITs	(544)	—	—
Adjusted EBITDAR	$3,016,096	$2,837,702	$2,857,603

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Bellagio	$465,194	$490,702	$506,526
MGM Grand Las Vegas	282,609	371,566	344,685
Mandalay Bay	237,472	265,741	258,471
The Mirage	153,838	131,864	176,996
Luxor	125,758	120,749	126,650
New York-New York	147,179	137,622	135,036
Excalibur	117,774	111,255	113,561
Park MGM	65,983	14,290	49,191
Circus Circus Las Vegas	47,315	62,526	70,274
Las Vegas Strip Resorts	1,643,122	1,706,315	1,781,390
MGM Grand Detroit	193,971	195,817	176,280
Beau Rivage	111,101	105,493	89,319
Gold Strike Tunica	66,712	52,081	52,882
Borgata	206,812	203,945	286,690
MGM National Harbor	215,962	210,729	149,426
MGM Springfield	34,349	13,789	—
Empire City Casino	71,013	—	—
MGM Northfield Park	69,946	—	—
Regional Operations	969,866	781,854	754,597
MGM Macau	458,099	478,121	535,524
MGM Cotai	276,630	96,212	—
MGM China	734,729	574,333	535,524
Unconsolidated resorts	122,598	147,690	146,222
Management and other operations	24,773	74,790	26,838
Stock compensation	(68,289)	(68,211)	(60,936)
Corporate	(410,703)	(379,069)	(326,032)
	$3,016,096	$2,837,702	$2,857,603

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$1,810,401	$1,722,539	$2,206,411
Net cash provided by (used in) investing activities	3,519,434	(2,083,021)	(1,580,592)
Net cash provided by (used in) financing activities	(4,529,594)	389,234	(568,778)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities increased to $1.8 billion in 2019 from $1.7 billion in 2018. Operating cash flows increased in the current year period compared to the prior year period due to increases in our operating income primarily from our Regional Operations and MGM China, as discussed above, partially offset by an increase in cash paid for interest, as discussed in “Non-operating Results” and an increase in cash paid for taxes. In addition, operating cash flows in the current year period were negatively affected by a decrease in working capital primarily related to a decrease in gaming deposits. Operating cash flows in the prior year period were negatively affected by a decrease in working capital primarily related to the timing of significant chip purchases by gaming promoters at MGM China.

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

Cash provided by investing activities was $3.5 billion in 2019 compared to cash used in investing activities of $2.1 billion in 2018. The change was due primarily to $4.2 billion of proceeds received related to the sale of Bellagio, $652 million of proceeds received related to the sale of Circus Circus Las Vegas and adjacent land, the inclusion of the $1.0 billion outflow for MGP’s acquisition of Northfield Park in 2018, and a decrease of $748 million in capital expenditures, partially offset by a $536 million outflow for the acquisition of Empire City and a $222 million decrease in distributions from unconsolidated affiliates. Distributions from unconsolidated affiliates in 2019 included our $90 million share of a $180 million dividend paid by CityCenter in 2019. Distributions from unconsolidated affiliates in 2018 included our $313 million share of a $625 million dividend paid by CityCenter. The decrease in capital expenditures primarily reflects substantial completion of our development projects at MGM Cotai, MGM Springfield, and the rebranding at Park MGM, as discussed in further detail below.

Capital Expenditures

In 2019, we made capital expenditures of $739 million, of which $146 million related to MGM China. Capital expenditures at MGM China included $118 million related to projects at MGM Cotai and $28 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $593 million included $49 million related to the construction of MGM Springfield, $52 million related to the Park MGM rebranding project, as well as expenditures relating to information technology, the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

In 2018, we made capital expenditures of $1.5 billion, of which $376 million related to MGM China, excluding development fees and capitalized interest on development fees eliminated in consolidation. Capital expenditures at MGM China included $340 million related to the construction of MGM Cotai and $36 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $1.1 billion included $368 million related to the construction of MGM Springfield, $228 million related to the Park MGM rebranding project, as well as expenditures relating to the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash used in financing activities was $4.5 billion in 2019 compared to cash provided by financing activities of $389 million in 2018. The change was due primarily to net debt repayments of $4.1 billion in 2019 compared to net debt borrowings of $2.2 billion in 2018, partially offset by proceeds from MGP’s issuances of Class A shares in 2019 of $1.3 billion and a decrease of $252 million in share repurchases.

Borrowings and Repayments of Long-term Debt

In 2019, we repaid net debt of $4.1 billion which consisted of the repayment of our $850 million 8.625% notes due 2019, the repayment of an aggregate $2.8 billion of our senior notes, as described below, $750 million of net repayments on our senior credit facility, $1.1 billion of net repayments on the Operating Partnership’s senior credit facility, and $1.8 billion of net repayments on the current and previous MGM China senior secured credit facilities, partially offset by our issuance of $1.0 billion of our senior notes, the Operating Partnership’s issuance of $750 million of senior notes, and MGM China’s issuance of $1.5 billion of senior notes.

In April 2019, we issued $1.0 billion in aggregate principal amount of 5.5% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. In December 2019, we used a portion of the net proceeds from the Bellagio Sale-Leaseback Transaction to redeem for cash the remaining $267 million principal amount of its outstanding 5.25% senior notes due 2020, the remaining $361 million principal amount of its outstanding 6.75% senior notes due 2020, all $1.25 billion principal amount of its outstanding 6.625% senior notes due 2021, permanently repay the $750 million outstanding on our term loan A facility, and fully repay amounts outstanding under our revolving credit facility.

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

In November 2019, the Operating Partnership used the proceeds from its November 2019 Class A share issuance to prepay $65 million on the term loan A facility and $476 million on the term loan B facility, which reflects all scheduled amortization plus additional principal, and fully repaid the outstanding balance on its revolving credit facility. The proceeds from the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027 in January 2019 along with the proceeds from MGP’s January 2019 Class A share issuance were primarily used to finance MGP’s acquisition of the real property associated with Empire City and finance the Park MGM Lease Transaction.

In 2018, we borrowed net debt of $2.2 billion which primarily consisted of the issuance of $1.0 billion 5.75% senior notes due 2025, $368 million of net borrowings on our senior credit facility, $137 million of net borrowings on the MGM China credit facility, and $728 million of net borrowings on the Operating Partnership senior credit facility. Additionally, we paid $77 million of debt issuance costs related to the amendments of the Operating Partnership’s senior credit facility in March and June 2018, the amendment of MGM China’s credit facility in June 2018, the amendment of our senior credit facility in December 2018, and the issuance of the $1.0 billion 5.75% senior notes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In May 2018, our Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. In 2019, we repurchased and retired $1.0 billion of our common stock pursuant to our current $2.0 billion stock repurchase plan. In 2018, we repurchased and retired $1.3 billion of our common stock pursuant to our current and prior stock repurchase plan. The remaining availability under our $2.0 billion stock repurchase program was approximately $357 million as of December 31, 2019.

In 2019, MGM China paid dividends of $62 million, of which we received $35 million and noncontrolling interests received $27 million. In 2018, MGM China paid dividends of $78 million, of which we received $44 million and noncontrolling interests received $34 million.

During 2019, we paid dividends each quarter of $0.13 per share, totaling $271 million for the year. During 2018, we paid dividends each quarter of $0.12 per share, totaling $261 million for the year.

The Operating Partnership paid the following distributions to its partnership unit holders during 2019 and 2018:

•	$534 million of distributions paid in 2019, of which we received $372 million and MGP received $162 million, which MGP concurrently paid as a dividend to its Class A shareholders;
•	$454 million of distributions paid in 2018, of which we received $333 million and MGP received $121 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity

Anticipated sources and uses of cash. We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our credit facility. We have significant outstanding debt, rent payments, interest payments, and contractual obligations in addition to planned capital expenditures (and required capital expenditures pursuant to the terms of our long-term leases). In addition, we plan to repurchase our outstanding debt and equity securities subject to limitations in our credit facility and Delaware law, as applicable.

We held cash and cash equivalents of $2.3 billion at December 31, 2019, of which MGM China held $420 million and the Operating Partnership held $202 million. At December 31, 2019, we had $11.3 billion in principal amount of indebtedness, including $1.7 billion outstanding under the $3.1 billion Operating Partnership credit facility, and $667 million outstanding under the $1.25 billion MGM China revolving credit facility. We expect to meet our debt maturities and planned equity repurchases and capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, proceeds from the MGP BREIT Venture Transaction, MGP’s cash redemption of our Operating Partnership units, and available borrowings under our credit facilities. We expect to make domestic capital investments at our resorts and corporate entities of $410 million to $420 million. Additionally, we expect to make capital investments at MGM China of $195 million to $205 million.

As part of the MGP BREIT Venture Transaction, the consideration to us for the real estate assets of MGM Grand Las Vegas included, among other things, $2.4 billion of cash. Further, in connection with the waiver agreement signed in February 2019, we have the ability to exercise our right to receive cash for up to $1.4 billion of our Operating Partnership units. With the proceeds from the MGP BREIT Venture Transaction and the cash we expect to receive for redemption of the Operating Partnership units, we plan to repurchase debt and equity securities, as discussed further below. Additionally, in connection with the MGP BREIT Venture Transaction, we entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures in February 2025.

Subsequent to the year ended December 31, 2019, we repurchased 11 million shares of our common stock pursuant to our $2.0 billion share repurchase program at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares will be retired.

On February 12, 2020, we announced that our Board of Directors adopted a $3.0 billion stock repurchase program. On February 13, 2020, we announced cash tender offers to acquire up to $1.25 billion in aggregate purchase price of our issued and outstanding common stock through a modified “Dutch auction” tender offer at a price not greater than $34 nor less than $29 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the offer to purchase dated February 13, 2020, and in the related letter of transmittal and other related materials. The tender offer is scheduled to expire on March 12, 2020, unless extended or terminated.

On February 18, 2020, we commenced cash tender offers to purchase up to $750 million in aggregate principal amount of our outstanding 5.75% senior notes due 2025, 4.625% senior notes due 2026, and 5.5% senior notes due 2027. Holders of notes that are tendered by March 2, 2020 will receive the tender offer consideration plus an early tender premium. The tender offers will expire on March 16, 2020, unless extended or earlier terminated by us. We intend to fund the tender offers with the net cash proceeds from the MGP BREIT Venture Transaction, and, if necessary, cash on hand or borrowings under our revolving credit facility.

On February 12, 2020, the Board of Directors approved a quarterly dividend to holders of record on March 10, 2020 of $0.15 per share, which will be paid on March 16, 2020. In January 2020, the Operating Partnership paid $147 million of distributions to its partnership unit holders, of which we received $94 million and MGP received $53 million, which MGP concurrently paid as a dividend to its Class A shareholders.

As discussed in Executive Overview, due to of the outbreak of a novel coronavirus (Covid-19) primarily concentrated in China and the resulting impacts on visitation to Macau, we expect material declines in MGM China’s operating results during the first quarter of 2020 and potentially thereafter. Additionally, to the extent that the virus impacts the willingness or ability of customers to travel to our properties in the United States (due to travel restrictions, or otherwise), our domestic results of operations could also be negatively impacted. We are continuing to evaluate the nature and extent of the impacts to our business, which could have a material effect on our consolidated operating results for the first quarter of 2020 and potentially thereafter. Given the uncertain nature of these circumstances, the related impact on our results of operations, cash flows and financial condition cannot be reasonably estimated at this time.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2019.

Off Balance Sheet Arrangements

As of December 31, 2019, our off-balance sheet arrangements consist primarily of purchase obligations, disclosed below, and our variable interest in unconsolidated affiliates, which is our investment in Bellagio BREIT Venture. See Note 2 to the accompanying consolidated financial statements for additional information relating to our exposure to risks associated with our variable interest.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Long-term debt(1)	$—	$—	$1,000	$1,649	$2,467	$6,155	$11,271
Estimated interest payments on long-term debt(2)	638	638	600	511	378	498	3,263
Construction commitments	31	—	—	—	—	—	31
Operating lease liabilities(3)	346	324	314	316	321	10,067	11,688
Finance lease liabilities(3)	30	27	25	17	—	—	99
Other long-term liabilities(4)	—	43	7	—	—	32	82
Other purchase obligations(5)	109	35	24	1	—	—	169
	$1,154	$1,067	$1,970	$2,494	$3,166	$16,752	$26,603

(1)	Reflects scheduled amortization payments and debt maturities. Refer to Note 9 for further information on long-term debt.
(2)	Estimated interest payments, including the impact of interest rate swap agreements, are based on principal amounts and expected maturities of debt outstanding at December 31, 2019.
(3)	Refer to Note 11 for further information on our leases.
(4)

Reflects future expected cash outlays of our other long-term liabilities recorded on our balance sheet as of December 31, 2019, and, accordingly, we have not included such liabilities above that do not have future cash payments, such as deferred rent. We have also excluded contingent consideration related to the Empire City acquisition, general liability and workers compensation insurance claims, deferred income tax liabilities and unrecognized tax benefits from the amounts presented in the table as the amounts that will be settled in cash are not known or contingent upon certain future events occurring, and the timing of any payments is uncertain.

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

The following table shows key statistics related to our casino receivables, net of discounts:

	December 31,
	2019	2018
	(In thousands)
Casino receivables	$394,163	$419,127
Allowance for doubtful casino accounts receivable	88,338	85,544
Allowance as a percentage of casino accounts receivable	22%	20%

Approximately $77 million and $48 million of casino receivables and $16 million and $12 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts as a percentage of casino accounts receivable increased in the current year due to an increase in the age of outstanding account balances at our domestic resorts. At December 31, 2019, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $4 million.

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

On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. Potential factors which could trigger an impairment include underperformance compared to historical or projected operating results, negative industry or economic factors, significant changes to our operating environment, or changes in intended use of the asset group. We estimate future cash flows using our internal budgets and probability weight cash flows in certain circumstances to consider alternative outcomes associated with recoverability of the asset group, including potential sale. Historically, undiscounted cash flows of our significant operating asset groups have exceeded their carrying values by a substantial margin. During 2019, we recorded a non-cash impairment charge relating to the carrying value of Circus Circus Las Vegas and adjacent land. Refer to Note 16 for further discussion.

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2019 annual impairment tests, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We elected to perform a quantitative analysis for the Borgata trade name using the relief-from-royalty method, for which the fair value exceeded its carrying value by approximately 11% in 2019. We also elected to perform a quantitative analysis for the Northfield gaming license in 2019 primarily using the discounted cash flow approach, for which the fair value exceeded its carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2019. For our 2019 annual impairment tests, we utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. For reporting units for which we elected to perform a quantitative analysis, the fair value of such reporting units exceeded their carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

Impairment of Investments in Unconsolidated Affiliates

See Note 2 to the accompanying consolidated financial statements for discussion of our evaluation of other-than-temporary impairment of investments in unconsolidated affiliates. Our investments in unconsolidated affiliates had no material impairments in 2019, 2018, or 2017.

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

We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts and are classified as current in “Other accrued liabilities” or long-term in “Other long-term liabilities” based on the time until expected payment. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Refer to Note 10 in the accompanying consolidated financial statements for further discussion relating to income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the inherent risks associated with our normal operations, we are also exposed to additional market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and by utilizing interest rate swap agreements that provide for a fixed interest payment on the Operating Partnership’s credit facility. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

As of December 31, 2019, variable rate borrowings represented approximately 10% of our total borrowings after giving effect to the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in,							December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019
	(In millions)
Fixed-rate	$—	$—	$1,000	$1,250	$1,800	$4,851	$8,901	$9,759
Average interest rate	N/A	N/A	7.8%	6.0%	5.5%	5.4%	5.8%
Variable rate	$—	$—	$—	$399	$667	$1,305	$2,371	$2,377
Average interest rate	N/A	N/A	N/A	3.5%	4.9%	3.8%	4.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of December 31, 2019, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $15 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	104

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle.

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

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition and Goodwill and Other Intangible Assets Valuation of Empire City – Refer to Notes 4 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment at the Empire City reporting unit (“Empire City”) involves the comparison of the fair value of the reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. Under the income-based approach, the Company uses a discounted cash flow model to estimate the fair value of the reporting unit, which requires management to make subjective estimates and assumptions, particularly related to the forecast of future revenues and EBITDA, as well as in the selection of the company specific risk premium utilized in the calculation of the discount rate.  The fair value of Empire City reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

The Company’s goodwill balance was $2.1 billion as of December 31, 2019, of which $256 million relates to the Empire City acquisition completed in January 2019.  The sensitivity of operating results for Empire City to changes in the regulatory environment and competition required the application of a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenues and EBITDA, as well as in determining the reasonableness of the selection of the company specific risk premium utilized in the calculation of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the forecast of future revenues and EBITDA, as well as the company specific risk premium utilized in the discount rate included the following, among others:

•

We tested the operating effectiveness of controls over management’s goodwill impairment evaluation, including the controls related to management’s forecast of future revenues and EBITDA, as well as the controls related to management’s selection of the company specific risk premium utilized in the calculation of the discount rate.

•	We evaluated management’s ability to accurately forecast future revenues and EBITDA and assessed the reasonableness of the forecasted future revenues and EBITDA by comparing the forecast to:
o	Historical revenues and EBITDA
o	Forecast information included in analyst and industry reports
o	Internal communications to management and the Board of Directors
o	Subsequent forecasts, to evaluate for changes made by management since the annual measurement date through issuance of the financial statements.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the company specific risk premium utilized in the discount rate by gaining an understanding of the estimated company specific risk premium, gathering and analyzing relevant facts and objective evidence provided by the Company, and gathering and analyzing additional facts and objective evidence obtained through independent research.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 27, 2020

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$2,329,604	$1,526,762
Accounts receivable, net	612,717	657,206
Inventories	102,888	110,831
Income tax receivable	27,167	28,431
October 1 litigation insurance receivable	735,000	—
Prepaid expenses and other	200,317	203,548
Total current assets	4,007,693	2,526,778

Property and equipment, net	18,285,955	20,729,888

Other assets
Investments in and advances to unconsolidated affiliates	822,366	732,867
Goodwill	2,084,564	1,821,392
Other intangible assets, net	3,826,504	3,944,463
Operating lease right-of-use assets, net	4,392,481	—
Other long-term assets, net	456,793	455,318
Total other assets	11,582,708	6,954,040
	$33,876,356	$30,210,706
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$235,437	$302,578
Construction payable	74,734	311,793
Current portion of long-term debt	—	43,411
Accrued interest on long-term debt	122,250	140,046
October 1 litigation liability	735,000	—
Other accrued liabilities	2,024,002	2,151,054
Total current liabilities	3,191,423	2,948,882

Deferred income taxes, net	2,106,506	1,342,538
Long-term debt, net	11,168,904	15,088,005
Operating lease liabilities	4,277,970	—
Other long-term obligations	363,588	259,240
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	105,046	102,250
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 503,147,632 and 527,479,528 shares	5,031	5,275
Capital in excess of par value	3,531,099	4,092,085
Retained earnings	4,201,337	2,423,479
Accumulated other comprehensive loss	(10,202)	(8,556)
Total MGM Resorts International stockholders' equity	7,727,265	6,512,283
Noncontrolling interests	4,935,654	3,957,508
Total stockholders' equity	12,662,919	10,469,791
	$33,876,356	$30,210,706

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Casino	$6,517,759	$5,753,150	$5,016,426
Rooms	2,322,579	2,212,573	2,152,741
Food and beverage	2,145,247	1,959,021	1,871,969
Entertainment, retail and other	1,477,200	1,412,860	1,354,301
Reimbursed costs	436,887	425,492	402,042
	12,899,672	11,763,096	10,797,479
Expenses
Casino	3,623,899	3,199,775	2,673,397
Rooms	829,677	791,761	748,947
Food and beverage	1,661,626	1,501,868	1,414,611
Entertainment, retail and other	1,051,400	999,979	954,125
Reimbursed costs	436,887	425,492	402,042
General and administrative	2,101,217	1,764,638	1,559,575
Corporate expense	464,642	419,204	356,872
NV Energy exit expense	—	—	(40,629)
Preopening and start-up expenses	7,175	151,392	118,475
Property transactions, net	275,802	9,147	50,279
Gain on Bellagio transaction	(2,677,996)	—	—
Depreciation and amortization	1,304,649	1,178,044	993,480
	9,078,978	10,441,300	9,231,174
Income from unconsolidated affiliates	119,521	147,690	146,222
Operating income	3,940,215	1,469,486	1,712,527
Non-operating income (expense)
Interest expense, net of amounts capitalized	(847,932)	(769,513)	(668,745)
Non-operating items from unconsolidated affiliates	(62,296)	(47,827)	(34,751)
Other, net	(183,262)	(18,140)	(48,241)
	(1,093,490)	(835,480)	(751,737)
Income before income taxes	2,846,725	634,006	960,790
Benefit (provision) for income taxes	(632,345)	(50,112)	1,127,394
Net income	2,214,380	583,894	2,088,184
Less: Net income attributable to noncontrolling interests	(165,234)	(117,122)	(136,132)
Net income attributable to MGM Resorts International	$2,049,146	$466,772	$1,952,052

Earnings per share
Basic	$3.90	$0.82	$3.38
Diluted	$3.88	$0.81	$3.34
Weighted average common shares outstanding
Basic	524,173	544,253	572,253
Diluted	527,645	549,536	578,795

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$2,214,380	$583,894	$2,088,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	28,870	(13,022)	(43,188)
Other comprehensive income (loss) related to cash flow hedges	(29,505)	3,576	7,995
Other comprehensive loss	(635)	(9,446)	(35,193)
Comprehensive income	2,213,745	574,448	2,052,991
Less: Comprehensive income attributable to noncontrolling interests	(168,447)	(112,622)	(119,700)
Comprehensive income attributable to MGM Resorts International	$2,045,298	$461,826	$1,933,291

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$2,214,380	$583,894	$2,088,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,304,649	1,178,044	993,480
Amortization of debt discounts, premiums and issuance costs	38,972	41,102	32,996
Loss on early retirement of debt	198,151	3,619	45,696
Provision for doubtful accounts	39,270	39,762	20,603
Stock-based compensation	88,838	70,177	62,494
Property transactions, net	275,802	9,147	50,279
Gain on Bellagio transaction	(2,677,996)	—	—
Noncash lease expense	71,784	—	—
Income from unconsolidated affiliates	(57,225)	(96,542)	(111,471)
Distributions from unconsolidated affiliates	299	11,563	13,050
Deferred income taxes	595,046	46,720	(1,259,406)
Change in operating assets and liabilities:
Accounts receivable	(726,610)	(149,554)	(17,972)
Inventories	6,522	(7,860)	(4,656)
Income taxes receivable and payable, net	1,259	14,120	(53,204)
Prepaid expenses and other	7,567	(8,656)	(54,739)
Accounts payable and accrued liabilities	465,602	21,508	422,258
Other	(35,909)	(34,505)	(21,181)
Net cash provided by operating activities	1,810,401	1,722,539	2,206,411
Cash flows from investing activities
Capital expenditures, net of construction payable	(739,006)	(1,486,843)	(1,864,082)
Dispositions of property and equipment	2,578	25,612	718
Proceeds from Bellagio transaction	4,151,499	—	—
Proceeds from sale of Circus Circus Las Vegas and adjacent land	652,333	—	—
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616	—
Acquisition of Northfield, net of cash acquired	—	(1,034,534)	—
Acquisition of Empire City Casino, net of cash acquired	(535,681)	—	—
Investments in and advances to unconsolidated affiliates	(81,877)	(56,295)	(16,727)
Distributions from unconsolidated affiliates	100,700	322,631	301,211
Other	(31,112)	(17,208)	(1,712)
Net cash provided by (used in) investing activities	3,519,434	(2,083,021)	(1,580,592)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(3,634,049)	1,242,259	15,001
Issuance of long-term debt	3,250,000	1,000,000	350,000
Retirement of senior notes and senior debentures	(3,764,167)	(2,265)	(502,669)
Debt issuance costs	(63,391)	(76,519)	(9,977)
Issuance of MGM Growth Properties Class A shares, net	1,250,006	—	387,548
Dividends paid to common shareholders	(271,288)	(260,592)	(252,014)
Distributions to noncontrolling interest owners	(223,303)	(184,932)	(170,402)
Purchases of common stock	(1,031,534)	(1,283,333)	(327,500)
Other	(41,868)	(45,384)	(58,765)
Net cash provided by (used in) financing activities	(4,529,594)	389,234	(568,778)
Effect of exchange rate on cash	2,601	(1,985)	(3,627)
Cash and cash equivalents
Net increase for the period	802,842	26,767	53,414
Balance, beginning of period	1,526,762	1,499,995	1,446,581
Balance, end of period	$2,329,604	$1,526,762	$1,499,995
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$826,970	$723,609	$658,637
Federal, state and foreign income taxes paid (refunds received), net	28,493	(10,100)	181,651
Non-cash investing and financing activities
Note receivable related to sale of Circus Circus Las Vegas and adjacent land	$133,689	$—	$—
Investment in Bellagio BREIT Venture	62,133	—	—
Increase in construction accounts payable	—	—	204,466

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2019, 2018 and 2017

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2017	574,124	$5,741	$5,653,575	$518,456	$15,053	$6,192,825	$3,749,132	$9,941,957
Net income	—	—	—	1,952,052	—	1,952,052	128,320	2,080,372
Currency translation adjustment	—	—	—	—	(23,995)	(23,995)	(19,193)	(43,188)
Other comprehensive income - cash flow hedges	—	—	—	—	5,234	5,234	2,761	7,995
Stock-based compensation	—	—	57,531	—	—	57,531	4,991	62,522
Issuance of common stock pursuant to stock-based compensation awards	2,152	22	(33,802)	—	—	(33,780)	—	(33,780)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,685)	(147,685)
Dividends declared to common shareholders ($0.44 per share)	—	—	—	(252,014)	—	(252,014)	—	(252,014)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(29,777)	(29,777)
Issuance of performance share units	—	—	9,648	—	—	9,648	95	9,743
Repurchase of common stock	(10,000)	(100)	(327,400)	—	—	(327,500)	—	(327,500)
MGP Class A share issuance	—	—	35,029	—	109	35,138	326,484	361,622
Adjustment of redeemable non- controlling interest to redemption value	—	—	(18,280)	—	—	(18,280)	—	(18,280)
MGM National Harbor transaction	—	—	(12,486)	—	(11)	(12,497)	19,383	6,886
Other	—	—	(6,106)	(1,195)	—	(7,301)	(448)	(7,749)
Balances, December 31, 2017	566,276	5,663	5,357,709	2,217,299	(3,610)	7,577,061	4,034,063	11,611,124
Net income	—	—	—	466,772	—	466,772	108,114	574,886
Currency translation adjustment	—	—	—	—	(7,422)	(7,422)	(5,600)	(13,022)
Other comprehensive income - cash flow hedges	—	—	—	—	2,476	2,476	1,100	3,576
Stock-based compensation	—	—	65,072	—	—	65,072	5,124	70,196
Issuance of common stock pursuant to stock-based compensation awards	2,280	23	(32,225)	—	—	(32,202)	—	(32,202)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,321)	(147,321)
Dividends declared to common shareholders ($0.48 per share)	—	—	—	(260,592)	—	(260,592)	—	(260,592)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(31,732)	(31,732)
Issuance of performance share units	—	—	3,609	—	—	3,609	107	3,716
Repurchase of common stock	(41,076)	(411)	(1,282,922)	—	—	(1,283,333)	—	(1,283,333)
Adjustment of redeemable non- controlling interest to redemption value	—	—	(21,326)	—	—	(21,326)	—	(21,326)
Other	—	—	2,168	—	—	2,168	(6,347)	(4,179)
Balances, December 31, 2018	527,480	5,275	4,092,085	2,423,479	(8,556)	6,512,283	3,957,508	10,469,791
Net income	—	—	—	2,049,146	—	2,049,146	156,141	2,205,287
Currency translation adjustment	—	—	—	—	16,125	16,125	12,745	28,870
Other comprehensive loss - cash flow hedges	—	—	—	—	(19,973)	(19,973)	(9,532)	(29,505)
Stock-based compensation	—	—	83,897	—	—	83,897	4,941	88,838
Issuance of common stock pursuant to stock-based compensation awards	2,150	20	(25,985)	—	—	(25,965)	—	(25,965)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(181,816)	(181,816)
Dividends declared to common shareholders ($0.52 per share)	—	—	—	(271,288)	—	(271,288)	—	(271,288)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(53,489)	(53,489)
Issuance of performance share units	—	—	1,546	—	—	1,546	—	1,546
Repurchase of common stock	(35,854)	(358)	(1,031,176)	—	—	(1,031,534)	—	(1,031,534)
Adjustment of redeemable non- controlling interest to redemption value	—	—	(2,714)	—	—	(2,714)	—	(2,714)
Empire City acquisition	9,372	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	150,464	—	1,512	151,976	1,049,582	1,201,558
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
Other	—	—	(3,473)	—	481	(2,992)	772	(2,220)
Balances, December 31, 2019	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919

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

As of December 31, 2019, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns and operates along with local investors, MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates the Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee; refer to discussion below as to the agreement entered into in February 2020 which allows the Company to receive cash of up to $1.4 billion in exchange for its Operating Partnership units, should the Company elect to have its units redeemed for a 24 month period following the closing of the MGP BREIT Venture Transaction (as defined below). The Company and MGP’s ownership interest percentage in the Operating Partnership have varied based upon the transactions that MGP has completed, as discussed in Note 18. As of December 31, 2019, the Company owned 63.7% of the Operating Partnership units, and MGP held the remaining 36.3% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. As discussed further below, pursuant to a lease agreement between a subsidiary of the Company and the venture with Blackstone Real Estate Income Trust, Inc. (“BREIT), the Company leases the real estate assets of Bellagio from the Bellagio BREIT Venture.

In July 2018, MGP acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), a company that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park (“Northfield Acquisition”). In April 2019, the Company acquired the membership interests of Northfield from MGP and MGP retained the associated real estate assets. The Company then rebranded the property to MGM Northfield Park, which was then added to the existing master lease between the Company and MGP. Refer to Note 4 and Note 18 for additional information.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino ("Empire City"). Subsequently, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the existing master lease between the Company and MGP. Refer to Note 4 and Note 18 for additional information.

In March 2019, the Company entered into an amendment to the existing master lease with respect to investments made by the Company related to improvements at Park MGM and NoMad Las Vegas. Refer to Note 18 for additional information on this transaction.

On November 15, 2019, the Company formed a venture (the “Bellagio BREIT Venture”) with a subsidiary of BREIT, which acquired the Bellagio real estate assets from the Company and entered into a lease agreement to lease the real estate assets back to the Company. As consideration for the real estate assets, the Company received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and cash of approximately $4.2 billion. The Company recorded a gain of $2.7 billion related to sale of the Bellagio real estate assets, recorded as “Gain on Bellagio transaction,” which primarily reflects the difference between the carrying value of the real estate assets sold and the consideration received. The Company also provides a shortfall guarantee of the principal amount of indebtedness of the debt of the Bellagio BREIT Venture’s $3.01 billion of debt (and any interest accrued and unpaid thereon). Refer to Note 11 and Note 12 for additional information relating to the lease and guarantee, respectively.

In December 2019, the Company completed the sale of Circus Circus Las Vegas and adjacent land. See Note 16 for additional information related to this transaction.

On February 14, 2020, the Company completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, the Company provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the transactions, MGP BREIT Venture entered into a lease with the Company for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease will require the Company to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, will require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period.

In connection with the MGP BREIT Venture Transaction, the existing master lease with MGP was modified to remove the Mandalay Bay property and the annual rent under the MGP master lease was reduced by $133 million.

The real estate assets of Mandalay Bay and MGM Grand Las Vegas were classified as held and used in the consolidated balance sheets at December 31, 2019 as the held for sale criteria were not met as of the balance sheet date.

Also, on January 14, 2020, the Company, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to the Company in connection with the Company exercising its right to require the Operating Partnership to redeem Operating Partnership units that the Company holds, at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver terminates on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction and the Company receiving cash proceeds of $1.4 billion as consideration for the redemption of the Company’s Operating Partnership units.

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

In early 2020, the rapid spread of a respiratory illness caused by a novel coronavirus (Covid-19) identified as originating in Wuhan, Hubei Province, China led to certain actions taken by the Chinese government and other countries to attempt to mitigate the spread of the virus.  Among the actions taken were the implementation of travel restrictions, such as the temporary suspension of China’s visa scheme that permits mainland Chinese to travel to Macau, the temporary suspension of all ferry service from Hong Kong to Macau, the suspension of casino operations in Macau for a 15-day period that commenced on February 5, 2020, and restrictions placed on inbound travel from mainland China to the U.S. Although operations at MGM Macau and MGM Cotai resumed on February 20, 2020, there are currently limits on the number of gaming tables allowed to operate and restrictions on the number of seats available at each table, and the temporary suspension of the visa scheme and ferry service to Macau remains in place. Due to the reduced travel to the Company's Macau properties as a result of these measures, the Company expects a decline in the operating results of its MGM

China operating segments. Additionally, to the extent that the virus impacts the willingness or ability of customers to travel to the Company’s properties in the United States (due to travel restrictions, or otherwise), the Company’s domestic results of operations could also be negatively impacted. The Company is continuing to evaluate the nature and extent of the impacts to its business, which could have a material effect on its consolidated operating results for the first quarter of 2020 and potentially thereafter. Given the uncertain nature of these circumstances, the related impact on results of operations, cash flows and financial condition cannot be reasonably estimated at this time.

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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. For entities not determined to be a variable interest entity (“VIE”), the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method when the Company can exercise significant influence over or has joint control of the unconsolidated affiliate, such as CityCenter. All intercompany balances and transactions are eliminated in consolidation.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2019, on a consolidated basis MGP had total assets of $11.9 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate Bellagio BREIT Venture, because the Company does not have power to direct the activities that could potentially be significant to Bellagio BREIT Venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $61 million as of December 31, 2019. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, as further discussed in Note 12.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 9;
•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Northfield and Empire City acquisition. See Note 4;
•	Level 2 and Level 3 inputs when assessing the fair value of the note receivable relating to the Circus Circus Las Vegas and adjacent land sale. See Note 16.

Cash and cash equivalents. Cash and cash equivalents include investments and interest-bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as “Accounts payable” or “Construction payable” as applicable.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2019 and 2018, approximately 57% and 62%, respectively, of the Company’s gross casino accounts receivable were owed by customers from foreign countries, primarily within Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on both a specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2019, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income or loss. Maintenance costs are expensed as incurred. As of December 31, 2019, and 2018, the Company had accrued $14 million and $47 million, respectively for property and equipment within “Accounts payable”.

Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	15 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 15 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. Refer to Note 16 for discussion on the impairment loss recorded on Circus Circus Las Vegas and adjacent land in 2019.

Capitalized interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete, or development activity is suspended for more than a brief period.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2019, 2018 and 2017.

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

Under the quantitative analysis, goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized equal to the difference. Under the quantitative analysis, license rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

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

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. Commissions and incentives provided to gaming customers were $2.5 billion, $2.3 billion and $2.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2019	2018	2019	2018	2019	2018
	(in thousands)
Balance at January 1	$323,811	$597,753	$113,293	$91,119	$667,285	$539,626
Balance at December 31	314,570	323,811	126,966	113,293	481,095	667,285
Increase / (decrease)	$(9,241)	$(273,942)	$13,673	$22,174	$(186,190)	$127,659

Reimbursed cost. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs relate primarily to the Company’s management of CityCenter.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 17.

Leases. The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For leases with terms greater than twelve months, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company typically uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues include $53 million, $51 million and $51 million recorded within food and beverage revenue for 2019, 2018 and 2017, respectively, and $89 million, $87 million and $79 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as they are incurred. Advertising expense, which is generally included in general and administrative expenses, was $257 million, $305 million and $223 million for 2019, 2018 and 2017, respectively.

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

Redeemable noncontrolling interest. Certain noncontrolling interest parties have non-voting economic interests in MGM National Harbor which provide for annual preferred distributions by MGM National Harbor to the noncontrolling interest parties based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions are accrued each quarter and are paid 90-days after the end of each fiscal year. Beginning on December 31, 2019, the noncontrolling interest parties each have the ability to require MGM National Harbor to purchase all or a portion of their interests for a purchase price based on a contractually agreed upon formula.

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

	Year Ended December 31,
	2019	2018	2017
Numerator:	(In thousands)
Net income attributable to MGM Resorts International	$2,049,146	$466,772	$1,952,052
Adjustment related to redeemable noncontrolling interests	(2,713)	(21,326)	(18,363)
Net income available to common stockholders - basic	2,046,433	445,446	1,933,689
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(194)	(206)	(268)
Net income attributable to common stockholders - diluted	$2,046,239	$445,240	$1,933,421
Denominator:
Weighted-average common shares outstanding basic	524,173	544,253	572,253
Potential dilution from share-based awards	3,472	5,283	6,542
Weighted-average common and common equivalent shares - diluted	527,645	549,536	578,795
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	1,617	2,668	2,601

Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Gains or losses from foreign currency remeasurements are recorded to other non-operating income (expense).

Accumulated other comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the accompanying consolidated statements of stockholders’ equity. Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges will be reclassified to interest expense as interest payments are made on the corresponding variable-rate debt.

Recently issued accounting standards. In February 2016, the FASB issued ASC 842 “Leases (Topic 842)”, which replaces the existing guidance in Topic 840, “Leases”, (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for its lease agreements as either finance or operating. Both finance and operating leases will result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line lease expense. The Company adopted ASC 842 on January 1, 2019 utilizing the simplified transition method and accordingly did not recast comparative period financial information. The Company elected the basket of transition practical expedients which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) direct costs for any existing leases. As a result of adoption, the Company recognized $656 million of operating ROU assets and $580 million of operating lease liabilities as of January 1, 2019.

Prior to the adoption of ASC 842 on January 1, 2019, the MGP master lease between subsidiaries of MGM and MGP was accounted for as a failed sale of the real estate assets due to the subsidiaries’ investments in the Operating Partnership, which constituted continuing involvement. As such, the real estate assets were reflected in the balance sheets of the applicable MGM subsidiaries as well as the associated finance lease liability. In connection with the adoption of ASC 842, the sale and leaseback of the real estate assets under the master lease now qualify as a passed sale and are determined to be operating leases. Accordingly, the real estate assets are now only reflected on the balance sheet of MGP and the MGM subsidiaries have recorded operating lease liabilities and operating ROU assets. The MGP master lease and its related accounting eliminates in consolidation.

In June 2016, the FASB issued ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (CECL) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees, and other financial instruments. The Company will adopt ASC 326 on January 1, 2020 and does not expect ASC 326 to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”), which simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for the Company beginning on January 1, 2021. Early adoption is permitted. The Company is currently assessing the impact ASU 2019-12 will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Casino	$394,163	$419,127
Hotel	164,079	154,707
Other	149,036	174,147
	707,278	747,981
Less: Allowance for doubtful accounts	(94,561)	(90,775)
	$612,717	$657,206

NOTE 4 — ACQUISITION

Empire City

On January 29, 2019, the Company acquired the real property and operations associated with Empire City for total consideration of approximately $865 million, plus customary working capital and other adjustments. The fair value of consideration paid included the issuance of approximately $266 million of the Company’s common stock, the incurrence of a new bridge facility, and the remaining balance in cash. If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million. The acquisition expands the Company’s presence in the northeast region and greater New York City market. Subsequent to the Company’s acquisition, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the existing master lease between the Company and MGP. See Note 18 for additional information.

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

For the period from January 29, 2019 through December 31, 2019, Empire City’s net revenue was $193 million, operating income was $12 million and net income was $36 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

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
$1,070,365

MGP recognized the identifiable intangible assets at fair value. The estimated fair values of the intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The goodwill was primarily attributed to the synergies expected to arise after the acquisition.

In April 2019, the Company subsequently acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the existing master lease between the Company and MGP. Refer to Note 18 for additional information.

For the period from July 6, 2018 through December 31, 2018, Northfield’s net revenue was $133 million, operating income and net income were both $33 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Land	$5,348,223	$6,923,769
Buildings, building improvements and land improvements	15,291,801	16,437,695
Furniture, fixtures and equipment	5,924,439	6,064,330
Construction in progress	209,890	321,944
	26,774,353	29,747,738
Less: Accumulated depreciation	(8,581,835)	(9,017,850)
Finance lease ROU assets, net	93,437	—
	$18,285,955	$20,729,888

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2019	2018

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$568,879	$589,965
Other	253,487	142,902
	$822,366	$732,867

The Company recorded its share of income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Income from unconsolidated affiliates	$119,521	$147,690	$146,222
Preopening and start-up expenses	—	(3,321)	—
Non-operating items from unconsolidated affiliates	(62,296)	(47,827)	(34,751)
	$57,225	$96,542	$111,471

The following table summarizes information related to the Company’s share of income from unconsolidated affiliates:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
CityCenter	$128,421	$138,383	$133,401
Other	(8,900)	9,307	12,821
	$119,521	$147,690	$146,222

CityCenter

Mandarin Oriental sale. On August 30, 2018, CityCenter closed the sale of the Mandarin Oriental and adjacent retail parcels for approximately $214 million. During the year ended December 31, 2018, CityCenter recognized a loss on the sale of the Mandarin Oriental of $133 million and the Company recognized a $12 million gain on the sale related to the reversal of basis differences in excess of its share of the loss recorded by CityCenter, which is recorded within “Income from unconsolidated affiliates”.

CityCenter distributions. During the year ended December 31, 2019, CityCenter paid $180 million in dividends and distributions, of which the Company received its 50% share, or approximately $90 million. During the year ended December 31, 2018, CityCenter paid $625 million in dividends and distributions, of which the Company received its 50% share, or approximately $313 million. During the year ended December 31, 2017, CityCenter paid $600 million in dividends and distributions, of which the Company received its 50% share, or approximately $300 million.

Grand Victoria

Grand Victoria sale. On August 7, 2018, the Company, along with its joint venture partner, completed the sale of Grand Victoria, of which a subsidiary of the Company owned a 50% interest, for $328 million in cash. The Company recorded a gain of $45 million related to the sale, which is recorded within “Property transactions, net”.

Unconsolidated Affiliate Financial Information - CityCenter

Summarized balance sheet information is as follows:

	December 31,
	2019	2018
	(In thousands)
Current assets	$405,918	$363,755
Property and other assets, net and other long-term assets	5,982,059	6,167,853
Current liabilities	295,815	347,710
Long-term debt and other long-term obligations	1,782,411	1,763,290

Summarized results of operations are as follows:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Net revenues	$1,294,861	$1,277,745	$1,227,733
Operating income	188,156	185,368	200,109
Income from continuing operations	69,143	97,091	137,226
Net income (loss)	69,143	(37,911)	131,683

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

	December 31,
	2019	2018

	(In thousands)
Venture-level equity attributable to the Company	$2,399,993	$2,347,103
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(509,382)	(514,592)
CityCenter capitalized interest (2)	177,898	186,830
CityCenter completion guarantee (3)	261,708	274,685
CityCenter deferred gain (4)	(210,240)	(212,276)
CityCenter capitalized interest on sponsor notes (5)	(34,755)	(36,500)
Other-than-temporary impairments of CityCenter investment (6)	(1,304,317)	(1,352,118)
Other adjustments	41,461	39,735
	$822,366	$732,867

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.

(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $352 million of impairments allocated to land as of December 31, 2019 and 2018.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Goodwill	$2,084,564	$1,821,392

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
MGM Northfield Park racing and gaming licenses	228,000	228,000
Trademarks, license rights and other	352,212	312,022
Total indefinite-lived intangible assets	678,310	638,120
Finite-lived intangible assets:
MGM Grand Paradise gaming sub-concession	4,519,558	4,468,766
Less: Accumulated amortization	(1,514,772)	(1,342,561)
	3,004,786	3,126,205
MGM Macau land concession	—	83,885
Less: Accumulated amortization	—	(32,035)
	—	51,850
Customer lists	202,347	174,679
Less: Accumulated amortization	(161,892)	(151,465)
	40,455	23,214
Finite-lived gaming licenses and other intangible assets	141,327	136,127
Less: Accumulated amortization	(38,374)	(31,053)
	102,953	105,074
Total finite-lived intangible assets, net	3,148,194	3,306,343
Total other intangible assets, net	$3,826,504	$3,944,463

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for 2019 and 2018:

	2019
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$70,975	$—	$(40,523)	$—	$30,452
Regional Operations	386,892	256,133	58,438	—	701,463
MGM China	1,345,610	—	—	7,039	1,352,649
Corporate and other	17,915	—	(17,915)	—	—
	$1,821,392	$256,133	$—	$7,039	$2,084,564

	2018
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$70,975	$—	$—	$70,975
Regional Operations	386,892	—	—	386,892
MGM China	1,348,664	—	(3,054)	1,345,610
Corporate and other	—	17,915	—	17,915
	$1,806,531	$17,915	$(3,054)	$1,821,392

Goodwill was recognized related to the acquisition of Empire City in January 2019, which is included in Regional Operations. See Note 4 for discussion of the Empire City acquisition.

Goodwill was recognized by MGP, which was included within Corporate and other in 2018 and reclassed to Regional Operations in 2019, in connection with MGP’s acquisition of Northfield in 2018, and the Company’s acquisition of the membership interests of Northfield in 2019. See Note 4 for discussion of the Northfield Acquisition.

The presentation of the goodwill balance attributable to Gold Strike Tunica has been reclassified in 2019 from Las Vegas Strip Resorts to Regional Operations.

Indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, gaming and racing licenses for MGM Northfield Park, and trademarks and trade names, which is primarily related to Mandalay Bay, Luxor, Borgata, and Empire City.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJMSA”), a gaming sub-concession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. In March 2019, MGM Grand Paradise and SJMSA entered into a Sub-Concession Extension Contract (the “Extension Agreement”), pursuant to which the gaming sub-concession was extended to June 26, 2022, which coincides with the current expiration of all the other concessionaires and sub-concessionaires. MGM Grand Paradise paid the government of Macau approximately $25 million and paid SJMSA approximately $2 million as a contract premium for such extension. The Company cannot provide any assurance that the gaming sub-concession will be extended beyond the current terms; however, management believes that the gaming sub-concession will be extended, given that the Cotai land concession agreement with the government extends significantly beyond the gaming sub-concession. As such, as of December 31, 2019, the Company amortizes the gaming sub-concession intangible asset on a straight-line basis over the initial term of the Cotai land concession, ending in January 2038.

MGM Macau land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. Upon the adoption of ASC 842 on January 1, 2019, the below market component of the MGM Macau land concession, recognized prior to ASC 842 adoption as an intangible asset, is now reflected within the ROU operating asset recorded for the MGM Macau land concession.

Customer lists. The Company recognized intangible assets related to the Empire City customer list and the MGM Northfield Park customer list, which are amortized on a straight-line basis over the estimated useful life over four years, and seven years, respectively. The Company also recognized intangible assets related to MGM China’s and Borgata’s customer lists, which became fully amortized in 2016 and 2018, respectively.

Finite-lived gaming licenses. The license fee paid to the State of Maryland of $22 million is considered a finite-lived intangible asset that is amortized on a straight-line basis over a period of its initial term of 15 years, beginning in December 2016, when MGM National Harbor started operations. The license fee paid to the State of Massachusetts of $85 million is considered a finite-lived intangible asset that is amortized over a period of 15 years, beginning in August 2018, when MGM Springfield started operations.

Other. The Company’s other finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

Total amortization expense related to intangible assets was $192 million, $176 million and $173 million for 2019, 2018, and 2017, respectively. As of December 31, 2019, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2020	$193,886
2021	196,932
2022	190,840
2023	178,378
2024	175,866
Thereafter	2,212,292
$3,148,194

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	2019	2018
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$314,570	$323,811
Loyalty program obligations	126,966	113,293
Casino front money	176,827	342,941
Advance deposits and ticket sales	190,325	221,003
Unpaid wagers and other	113,943	103,341
Other accrued liabilities:
Payroll and related	507,041	518,892
Taxes, other than income taxes	218,027	235,160
MGP Dividend	53,489	31,732
Lease obligations - short-term (Refer to Note 11)	95,448	—
Other	227,366	260,881
	$2,024,002	$2,151,054

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2019	2018

	(In thousands)
Senior credit facility	$—	$750,000
Operating Partnership senior credit facility	1,703,750	2,819,125
MGM China credit facility	667,404	2,433,562
$850 million 8.625% senior notes, due 2019	—	850,000
$500 million 5.25% senior notes, due 2020	—	500,000
$1,000 million 6.75% senior notes, due 2020	—	1,000,000
$1,250 million 6.625% senior notes, due 2021	—	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$1,250 million 6% senior notes, due 2023	1,250,000	1,250,000
$1,050 million 5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
$750 million 5.375% MGM China senior notes, due 2024	750,000	—
$1,000 million 5.75% senior notes, due 2025	1,000,000	1,000,000
$750 million 5.875% MGM China senior notes, due 2026	750,000	—
$500 million 4.50% Operating Partnership senior notes, due 2026	500,000	500,000
$500 million 4.625% senior notes, due 2026	500,000	500,000
$750 million 5.75% Operating Partnership senior notes, due 2027	750,000	—
$1,000 million 5.5% senior notes, due 2027	1,000,000	—
$350 million 4.50% Operating Partnership senior notes, due 2028	350,000	350,000
$0.6 million 7% debentures, due 2036	552	552
	11,271,706	15,253,239
Less: Premiums, discounts, and unamortized debt issuance costs, net	(102,802)	(121,823)
	11,168,904	15,131,416
Less: Current portion	—	(43,411)
	$11,168,904	$15,088,005

Debt due within one year of the December 31, 2019 and 2018 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities, with the exception that $43 million related to MGM China’s term loan amortization payments in excess of available borrowings under the previous MGM China revolving credit facility were classified as current as of December 31, 2018.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Total interest incurred	$853,007	$821,229	$779,855
Interest capitalized	(5,075)	(51,716)	(111,110)
	$847,932	$769,513	$668,745

Senior credit facility. At December 31, 2019, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. The revolving facility bears interest of LIBOR plus 1.50% to 2.25% determined by reference to a total net leverage ratio pricing grid and will mature in December 2023. At December 31, 2019, no amounts were drawn on the revolving credit facility. In November 2019, the Company used a portion of the net proceeds of the Bellagio transaction to pay off all $750 million outstanding on the term loan A facility, which was subsequently extinguished, and fully paid down its revolving facility.

The senior credit facility contains representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total net leverage ratio, a maximum first lien net leverage ratio and a minimum interest coverage ratio.

As of December 31, 2019, the senior credit facility is secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas, (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas; and (iii) a pledge of the equity or limited liability company interests of the entities that own the MGM Grand Las Vegas and the Bellagio. In connection with the MGP BREIT Venture Transaction, on February 14, 2020, we entered into a new unsecured credit agreement which provides that we will grant a security interest in our Operating Partnership units in the future to the extent our leverage ratio exceeds certain thresholds.

In connection with the MGP BREIT Venture Transaction, the Company entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures in February 2025, and the revolving commitments under the prior credit agreement were terminated.

Operating Partnership senior credit facility. At December 31, 2019, the Operating Partnership’s senior secured credit facility consisted of a $399 million term loan A facility, a $1.3 billion term loan B facility, and a $1.35 billion revolving credit facility. The revolving and term loan A facilities bear interest of LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid. The revolving and term loan A facilities will mature in June 2023. The term loan B facility bears interest of LIBOR plus 2.00% and will mature in March 2025.

The term loan facilities are subject to amortization of principal in equal quarterly installments of approximately $3 million and $5 million for the term loan A facility and term loan B facility, respectively, with the balances due at maturity. In November 2019, the Operating Partnership used the proceeds from its equity offering, discussed in Note 13, to prepay $65 million on the term loan A facility and $476 million on the term loan B facility, which reflects all scheduled amortization plus additional principal. At December 31, 2019, the interest rate on the term loan A facility was 3.55% and the interest rate on the term loan B facility was 3.80%. At December 31, 2019, no amounts were drawn on the revolving credit facility.

In connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee for debt of the MGP BREIT Venture, and permit incurrence of a bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the balance of its term loan A facility in full.

The Operating Partnership credit facility contains customary representations and warranties, events of default and positive and negative covenants. The revolving credit facility and term loan A facility also require the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, a maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at December 31, 2019.

The Operating Partnership senior credit facility is guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, excluding the real estate assets of MGM National Harbor and Empire City, and subject to other customary exclusions.

The Operating Partnership is party to interest rate swaps to mitigate the interest rate risk inherent in its senior credit facility. As of December 31, 2019, the Operating Partnership has effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective.

MGM China credit facility. At December 31, 2019, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. In August 2019, MGM China entered into a new $1.25 billion senior unsecured revolving credit facility, on which it drew $776 million and used the proceeds to fully repay the borrowings outstanding under its previous secured credit facility. The new revolving credit facility matures in May 2024 and bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. During 2019, MGM China also used the proceeds from its senior notes issuance, discussed below, to permanently repay $1.0 billion of the previous term loan facilities, with the remaining proceeds used to pay down outstanding borrowings under its previous revolving credit facility. At December 31, 2019, $667 million was outstanding on the revolving credit facility. At December 31, 2019, the interest rate on the revolving credit facility was 4.95%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of the outbreak of the novel coronavirus, discussed in Note 1, MGM China entered into an amendment to its credit agreement on February 21, 2020 that provided for an increase of its maximum leverage ratio for the first quarter of 2020, a waiver of its maximum leverage ratio beginning in the second quarter of 2020 and extending through the first quarter of 2021, and a decrease of its minimum interest coverage ratio beginning in the second quarter of 2020 and extending through the first quarter of 2021. MGM China was in compliance with its credit facility covenants at December 31, 2019.

Bridge Facility. In connection with the Empire City transaction in January 2019, the Company borrowed $246 million under a bridge facility, which was subsequently assumed by the Operating Partnership. The Operating Partnership repaid the bridge facility with a combination of cash on hand and a draw on its revolving credit facility, which was subsequently repaid with proceeds from its offering of its 5.75% senior notes due 2027, discussed below.

Senior Notes. In December 2019, the Company used a portion of the net proceeds from the Bellagio transaction to redeem for cash all $267 million principal amount of its outstanding 5.250% senior notes due 2020, all $361 million principal amount of its outstanding 6.750% senior notes due 2020, and all $1.25 billion principal amount of its outstanding 6.625% senior notes due 2021. The Company incurred a $171 million loss on the early retirement of such notes recorded in “Other, net” in the consolidated statements of operations.

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

In February 2019, the Company repaid its $850 million 8.625% senior notes due 2019.

In June 2018, the Company issued $1.0 billion in aggregate principal amount of 5.750% senior notes due 2025.

On February 18, 2020 the Company commenced cash tender offers to purchase up to $750 million in aggregate principal amount of its outstanding 5.750% senior notes due 2025, 4.625% senior notes due 2026, and 5.500% senior notes due 2027. Holders of notes that are tendered by March 2, 2020 will receive the tender offer consideration plus an early tender premium. The tender offers will expire on March 16, 2020, unless extended or earlier terminated by the Company.

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

MGM China senior notes. In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026. The Company primarily used the net proceeds from the offering to pay down outstanding borrowings under the MGM China credit facility, as discussed above. MGM China incurred a $16 million loss on the debt retirement recorded in “Other, net” in the consolidated statements of operations.

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2019 are as follows:

Years ending December 31,	(In thousands)
2020	$—
2021	—
2022	1,000,000
2023	1,649,125
2024	2,467,404
Thereafter	6,155,177
$11,271,706

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $12.1 billion and $15.1 billion at December 31, 2019 and 2018, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Domestic operations	$2,717,756	$660,832	$747,090
Foreign operations	128,969	(26,826)	213,700
	$2,846,725	$634,006	$960,790

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal:	(In thousands)
Current	$(4,928)	$11,991	$(120,980)
Deferred (excluding separate components)	(537,993)	(143,468)	204,713
Deferred – change in enacted rates	—	—	987,942
Deferred – valuation allowance	(20,175)	(19,753)	101,443
Other noncurrent	(5,745)	576	1,356
Benefit (provision) for federal income taxes	(568,841)	(150,654)	1,174,474
State:
Current	(22,685)	(12,564)	(6,798)
Deferred (excluding separate components)	(32,793)	(12,731)	(25,233)
Deferred – operating loss carryforward	(5,241)	(29,490)	44,242
Deferred – valuation allowance	(191)	41,068	(40,078)
Other noncurrent	(1,401)	(1,334)	(3,876)
Provision for state income taxes	(62,311)	(15,051)	(31,743)
Foreign:
Current	(2,454)	(2,037)	(470)
Deferred (excluding separate components)	44,374	63,827	(40,653)
Deferred – operating loss carryforward	32,915	30,574	4,688
Deferred – valuation allowance	(76,028)	23,229	21,098
Benefit (provision) for foreign income taxes	(1,193)	115,593	(15,337)
	$(632,345)	$(50,112)	$1,127,394

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax statutory rate	21.0%	21.0%	35.0%
Change in enacted rates	—	—	(102.7)
Non-controlling interest	(0.8)	(2.4)	(1.5)
Foreign jurisdiction income/losses taxed at other than U.S. statutory rate	(0.5)	(9.5)	(9.2)
Repatriation of foreign earnings	—	—	35.4
Foreign tax credit	—	—	(70.3)
Federal valuation allowance	0.7	3.1	(10.6)
Macau dividend tax	—	(6.4)	4.2
State taxes, net	1.7	1.9	2.4
General business credits	(0.5)	(2.9)	(1.0)
Stock-based compensation	(0.1)	(1.2)	(2.1)
Non-deductible employee dining facility costs	0.2	1.4	—
Permanent and other items	0.5	2.9	3.1
	22.2%	7.9%	(117.3)%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2019	2018
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$25,085	$23,497
Deferred compensation	7,918	5,950
Net operating loss carryforward	19,265	23,406
Accruals, reserves and other	97,590	88,139
Investments in unconsolidated affiliates	—	83,130
Stock-based compensation	18,882	20,581
Lease liabilities	1,020,171	—
Long-term debt	2,022	—
Tax credits	2,600,142	2,926,996
	3,791,075	3,171,699
Less: Valuation allowance	(2,469,907)	(2,449,582)
	1,321,168	722,117
Deferred tax assets – foreign:
Bad debt reserve	1,682	1,372
Net operating loss carryforward	140,223	107,308
Accruals, reserves and other	13,112	18,603
Property and equipment	10,125	998
Stock-based compensation	6,487	5,409
Lease liabilities	1,213	—
	172,842	133,690
Less: Valuation allowance	(104,149)	(28,121)
	68,693	105,569
Total deferred tax assets	$1,389,861	$827,686
Deferred tax liabilities – federal and state:
Property and equipment	$(1,599,948)	$(1,729,786)
Investments in unconsolidated affiliates	(496,501)	—
ROU assets	(977,870)	—
Long-term debt	—	(3,141)
Intangibles	(112,380)	(90,758)
	(3,186,699)	(1,823,685)
Deferred tax liabilities – foreign:
Intangibles	(307,728)	(346,539)
ROU Assets	(1,940)	—
	(309,668)	(346,539)
Total deferred tax liability	$(3,496,367)	$(2,170,224)
Net deferred tax liability	$(2,106,506)	$(1,342,538)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that are generally applicable to tax years beginning after December 31, 2017. The Company’s accounting for certain elements of the Tax Act was incomplete as of December 31, 2017. Consequently, the Company recorded non-cash income tax expense totaling $20 million during the measurement period in 2018, as it adjusted its valuation allowance on its foreign tax credit (FTC) carryovers to account for guidance clarifying the treatment of FTCs resulting from Global Intangible Low-Taxed Income (GILTI) and other provisions impacting FTC utilization. These measurement period adjustments increased the Company’s effective tax rate by 3% during the year ended December 31, 2018. In addition, the Company finalized its accounting for the tax treatment of indirect costs of providing certain employee fringe benefits subject to limitation under the Tax Act. This measurement period adjustment had an immaterial impact on the effective tax rate for the year ended December 31, 2018.  The Company’s accounting for the impact of the Tax Act is complete.

The Company has made an accounting policy decision to treat taxes due, if any, on future inclusions in U.S. taxable income under the GILTI provisions as a current period expense when incurred. Accordingly, the Company has not provided a deferred tax liability for any GILTI taxes that may result in future periods.

The Company has recorded a valuation allowance of $2.47 billion on its FTC carryover of $2.6 billion as of December 31, 2019, resulting in an FTC net deferred tax asset of $133 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers under the Tax Act, it will be able to utilize its existing FTC carryovers to the extent that it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of U.S. taxable income, of overall domestic losses that totaled $87 million at December 31, 2019. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $319 million in 2022; $976 million in 2023; $773 million in 2024; $333 million in 2025; and $199 million in 2027.

The Company’s assessment of the realization of its FTC deferred tax asset is based on available evidence, including assumptions concerning future U.S. operating profits and foreign source income. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to such assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

MGM Grand Paradise has been granted an exemption from the Macau 12% complementary tax on gaming profits through March 31, 2020. Absent this exemption, “Net income attributable to MGM Resorts International” would have decreased by $54 million and $43 million in 2019 and 2018, respectively, and diluted earnings per share would have decreased by $0.10 and $0.08 in 2019 and 2018, respectively.

Given the Extension Agreement entered into during the first quarter, MGM Grand Paradise has applied for an extension of the gaming profits complementary tax exemption to June 26, 2022 to run concurrent with its extended sub-concession. Competitors of MGM Grand Paradise have received additional extensions of their complementary tax exemptions through June 26, 2022, which runs concurrent with the end of the term of their gaming concessions. The Company believes MGM Grand Paradise should also be entitled to such extension in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. Based upon these developments, the Company during the first quarter re-measured the net deferred tax liability of MGM Grand Paradise assuming that it will receive an additional extension of its complementary tax exemption through June 26, 2022. This change in assumption resulted in a net increase in deferred tax liabilities in the amount of $35 million, due to an increase in the valuation allowance on certain net operating loss deferred tax assets partially offset by a reduction in certain intangible deferred tax liabilities, and a corresponding increase in the provision for income taxes for the year ended December 31, 2019. The Company has assumed that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2019 a complementary tax net operating loss carryforward of $1.15 billion resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2020 through 2022.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. On March 15, 2018, MGM Grand Paradise executed an extension of the annual fee arrangement, which covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. It requires annual payments of approximately $1 million for 2017 through 2019 and a payment of approximately $300,000 for the first quarter 2020. The Company reversed, during 2018, $41 million of deferred taxes previously recorded on 2017 earnings that were not covered by an annual fee arrangement prior to the extension, resulting in a reduction in provision for income taxes for the year ended December 31, 2018, partially offset by the 2017 annual payment amount. MGM Grand Paradise has applied for an extension of the annual fee arrangement to cover distributions of gaming profits to be earned through June 26, 2022.

The Company has net operating losses in certain of the states in which it operates that total $291 million as of December 31, 2019, which equates to deferred tax assets of $19 million after federal tax effect and before valuation allowance. These net operating loss carryforwards will expire if not utilized by 2030 through 2037. The Company has provided a valuation allowance of $3 million on certain of its state deferred tax assets, including the net operating losses described above.

In addition, there is a valuation allowance of $102 million on certain Macau deferred tax assets, and a valuation allowance of $3 million on Hong Kong net operating losses because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	(In thousands)
Gross unrecognized tax benefits at January 1	$24,464	$18,588	$14,026
Gross increases - prior period tax positions	8,960	5,345	—
Gross decreases - prior period tax positions	(1,006)	(957)	(2,280)
Gross increases - current period tax positions	880	1,488	6,842
Gross unrecognized tax benefits at December 31	$33,298	$24,464	$18,588

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9 million and $13 million at December 31, 2019 and 2018, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material as of December 31, 2019, 2018 or 2017. The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2019 will change materially within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2019, the IRS can no longer assess tax with respect to years ended prior to 2014; however, the IRS may adjust NOLs generated in such years that were utilized in 2014. The Company’s 2014 U.S. consolidated federal income tax return is currently under examination by the IRS.

As of December 31, 2019, other than adjustments resulting from the federal income tax audits discussed above, the various state and local tax jurisdictions in which the Company files tax returns can no longer assess tax with respect to years ended prior to 2014. However, such jurisdictions may adjust NOLs generated in such years that are utilized in subsequent years. The Company’s state income tax returns filed in Michigan for the tax years 2014 through 2017 are currently under examination and the Company was recently notified that the 2018 tax year will be included in the examination as well. In addition, the State of New Jersey recently opened an audit of one of the Company’s subsidiaries, Marina District Development Company, LLC, for the tax years 2015 through 2018. The examinations of the Company’s state income tax returns filed in Mississippi and New Jersey for the tax years 2014 through 2016 were completed during 2019 resulting in no material audit adjustments. No other state or local income tax returns are currently under examination.

NOTE 11 – LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 18 for further discussion of the master lease with MGP.

Land. The Company is a lessee of land underlying Borgata, MGM National Harbor, and Beau Rivage. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2066 for Beau Rivage, through 2070 for Borgata, and through 2082 for MGM National Harbor.  Additionally, the Company has MGM Macau and MGM Cotai land concession contracts, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively.  The Company’s land leases are classified as operating leases.

Bellagio real estate assets.  Pursuant to a lease agreement between a subsidiary of the Company and the Bellagio BREIT Venture, the Company leases the real estate assets of Bellagio from the Bellagio BREIT venture. The Bellagio lease has an initial term of 30 years with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for initial annual rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. The Company does not consider the renewal options reasonably certain of being exercised and, accordingly, has determined the lease term to be 30 years. In consideration of such, Company determined that the expected lease term of 30 years to be less than 75% of the economic useful live of the real estate assets of Bellagio. Further, the Bellagio BREIT Venture provided its implicit rate to the Company, with which the Company determined that the present value of the future lease payments is less than 90% of the fair market value of the Bellagio real estate assets.  Accordingly, in consideration of these lease classification tests as well as that the lease does not transfer ownership of the assets back to the Company at the end of the lease term or grant the Company a purchase option and the real estate assets have alternative uses at the end of the lease term,  the Company classified Bellagio lease as an operating lease.

Mandalay Bay and MGM Grand Las Vegas real estate assets. In February 2020, the Company entered into a lease with MGP BREIT Venture for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 1 for further discussion. The Company is still assessing the accounting treatment for this subsequent event, including that of the lease agreement.

Other information. Components of lease costs and other information related to the Company’s leases was as follows for the year ended December 31, 2019:

(In thousands)
Operating lease expense cost, primarily classified within "General and administrative"	$143,954

Finance Lease Costs
Interest expense	$1,164
Amortization expense	13,341
Total finance lease costs	$14,505

December 31, 2019
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets	$4,392,481
Operating lease liabilities - short-term, classified within "Other accrued liabilities"	$67,473
Operating lease liabilities - long-term	4,277,970
Total operating lease liabilities	$4,345,443

Finance leases
Finance lease right-of-use assets, classified within "Property and equipment, net"	$93,437
Finance lease liabilities - short-term, classified within "Other accrued liabilities"	$27,975
Finance lease liabilities - long-term, classified within "Other long-term obligations"	67,182
Total finance lease liabilities	$95,157

Weighted-average remaining lease term (years)
Operating leases	31
Finance leases	4

Weighted-average discount rate (%)
Operating leases	7
Finance leases	3

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$117,072
Operating cash outflows from finance leases	1,164
Financing cash outflows from finance leases	10,311

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,814,115
Finance leases	84,934

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2020	$345,678	$30,361
2021	324,281	27,273
2022	313,779	25,427
2023	316,336	17,019
2024	320,642	—
Thereafter	10,066,850	—
Total future minimum lease payments	11,687,566	100,080
Less: Amount of lease payments representing interest	(7,342,123)	(4,923)
Present value of future minimum lease payments	4,345,443	95,157
Less: Current portion	(67,473)	(27,975)
Long-term lease obligations	$4,277,970	$67,182

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, the Company’s insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, the Company expects that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. The Company has $751 million of insurance coverage available to fund. Following the mediation a few additional lawsuits were filed against the Company and/or certain of its subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although the Company continues to believe it is not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, the Company believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, the Company believes that it is probable a loss will be incurred and, as of December 31, 2019, the Company accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, the Company recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While the Company intends for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

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

Borgata property tax reimbursement agreement. In 2017, Borgata was reimbursed $72 million as settlement for property tax refunds in satisfaction of New Jersey Tax Court and Superior Court judgments of pending tax appeals. The Company recorded the amounts received as an offset to general and administrative expenses in the consolidated statements of operations. As required by the agreement to acquire Borgata from Boyd Gaming in August 2016, the Company paid Boyd Gaming half of the settlement amount received by the Company, net of fees and expenses, which was recorded in general and administrative expenses in the consolidated statements of operations.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million and the Operating Partnership’s senior credit facility limits the amount to $75 million. At December 31, 2019, $11 million in letters of credit were outstanding under the Company’s senior credit facility. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at December 31, 2019. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

In connection with the Extension Agreement, MGM Grand Paradise provided a bank guarantee in an amount of approximately $102 million (when giving effect to foreign currency exchange rate fluctuations) to the government of Macau in May 2019 to warrant the fulfillment of labor debts upon the expiration of the Extension Agreement in June 2022.

Additionally, the Company provides a guarantee of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture, which matures in 2029. The terms of the guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Bellagio owned by Bellagio BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

In connection with the MGP BREIT Venture Transaction, the Company provides a guarantee of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of MGP BREIT Venture, which has an initial term of twelve years, maturing in 2032, with an anticipated repayment date of March 2030. The terms of the guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Mandalay Bay and MGM Grand Las Vegas, owned by MGP BREIT Venture, and the debt obligation. Refer to Note 1 for further discussion on this subsequent event.

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the changes in the accumulated balance of other comprehensive income (loss) attributable to MGM Resorts International:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2017	$12,545	$1,434	$1,074	$15,053
Other comprehensive income (loss) before reclassifications	(43,188)	(1,221)	98	(44,311)
Amounts reclassified from accumulated other comprehensive income to "Interest expense, net"	—	9,216	—	9,216
Other comprehensive income (loss), net of tax	(43,188)	7,995	98	(35,095)
Other comprehensive (income) loss attributable to noncontrolling interest	19,193	(2,761)	—	16,432
Balances, December 31, 2017	(11,450)	6,668	1,172	(3,610)
Other comprehensive income (loss) before reclassifications	(13,022)	4,706	—	(8,316)
Amounts reclassified from accumulated other comprehensive loss to "Interest expense, net"	—	(1,130)	—	(1,130)
Other comprehensive income (loss), net of tax	(13,022)	3,576	—	(9,446)
Other comprehensive (income) loss attributable to noncontrolling interest	5,600	(1,100)	—	4,500
Balances, December 31, 2018	(18,872)	9,144	1,172	(8,556)
Other comprehensive income (loss) before reclassifications	28,870	(28,783)	—	87
Amounts reclassified from accumulated other comprehensive loss to "Interest expense, net"	—	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive loss related to de-designation of interest rate swaps to "Other, net"	—	4,877	—	4,877
Other comprehensive income (loss), net of tax	28,870	(29,505)	—	(635)
Other changes in accumulated other comprehensive income (loss):
Empire City MGP transaction	—	—	195	195
MGP Class A share issuances	—	—	1,512	1,512
Park MGM Transaction	—	—	16	16
Northfield OpCo transaction	—	—	(2)	(2)
Other	—	—	481	481
Changes in accumulated other comprehensive income (loss)	28,870	(29,505)	2,202	1,567
Other comprehensive (income) loss attributable to noncontrolling interest	(12,745)	9,532	—	(3,213)
Balances, December 31, 2019	$(2,747)	$(10,829)	$3,374	$(10,202)

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to MGM Resorts International	$2,049,146	$466,772	$1,952,052
Transfers from/(to) noncontrolling interest:
MGP Class A share issuances	151,976	—	35,138
MGM National Harbor transaction	—	—	(12,497)
Empire City MGP transaction	(18,718)	—	—
Park MGM Transaction	(1,968)	—	—
Northfield OpCo transaction	21,679	—	—
Other	(935)	(5,667)	(2,889)
Net transfers from/(to) noncontrolling interest	152,034	(5,667)	19,752
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$2,201,180	$461,105	$1,971,804

Noncontrolling interest ownership transactions

MGP Class A share issuance – September 2017. On September 11, 2017, MGP completed a public offering of 13.2 million of its Class A shares. In connection with the offering, the Operating Partnership issued 13.2 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership's net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to MGP’s issuance of the incremental shares, the Company indirectly owned 72.3% of partnership units in the Operating Partnership.

MGM National Harbor transaction. On October 15, 2017, MGP acquired the long-term leasehold interest and real property associated with MGM National Harbor from a subsidiary of the Company in exchange for cash of $463 million, the assumption of $425 million of indebtedness, which was immediately repaid by MGP on the closing date, and the issuance of 9.8 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of noncontrolling interests to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, including assets and liabilities transferred, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the MGM National Harbor transaction, the Company indirectly owned 73.4% of the partnership units in the Operating Partnership.

Empire City transaction. As further discussed in Note 18, in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration that included the issuance of approximately 13 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Empire City transaction, the Company indirectly owned 74.6% of the partnership units in the Operating Partnership.

MGP Class A share issuance – January 2019. On January 31, 2019, MGP completed an offering of approximately 20 million of its Class A shares. In connection with the offering, the Operating Partnership issued approximately 20 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.7% of the partnership units in the Operating Partnership.

Park MGM Lease Transaction. As further discussed in Note 18, in March 2019, the Company and MGP completed the Park MGM Lease Transaction (as defined in Note 18) for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

Northfield OpCo transaction. As further discussed in Note 18, in April 2019, the Company acquired the membership interests of Northfield from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Northfield OpCo transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuance – November 2019. On November 22, 2019, MGP completed an offering of 30 million of its Class A shares. The Offering consisted of 18 million shares sold directly to the underwriters at closing and 12 million shares sold to forward purchasers under forward sale agreements. In connection with the offering, the Operating Partnership issued 18 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned  63.7% of the partnership units in the Operating Partnership. In connection with any issuance of Class A shares by MGP under the forward sales agreements, additional Operating Partnership units will be issued to the Company by the Operating Partnership on a one-to-one basis with the number of Class A shares issued by MGP in such sales.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the year ended December 31, 2019, MGP issued approximately 5 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued 5 million Operating Partnership units to MGP during the year ended December 31, 2019. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the collective issuances, and as of December 31, 2019, the Company indirectly owned 63.7% of the partnership units in the Operating Partnership.

Stock repurchase program

MGM Resorts International stock repurchase program. In May 2018, the Company’s Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. Additionally, on February 12, 2020, the Company announced that the Board of Directors adopted a $3.0 billion stock repurchase program. Under each stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the year ended December 31, 2019, the Company repurchased approximately 36 million shares of its common stock at an average purchase price of $28.77 per share for an aggregate amount of $1.0 billion. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $357 million as of December 31, 2019.

Subsequent to the year ended December 31, 2019, the Company repurchased 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares will be retired.

Additionally, subsequent to the year ended December 31, 2019, on February 13, 2020, the Company announced the commencement of a tender offer to acquire up to $1.25 million in aggregate purchase price of the Company’s issued and outstanding common stock through a modified “Dutch auction” tender offer at a price not greater than $34 nor less than $29 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the offer to purchase dated February 13, 2020, and in the related letter of transmittal and other related materials. The tender offer is scheduled to expire on March 12, 2020, unless extended or terminated.

During the year ended December 31, 2018, the Company repurchased approximately 41 million shares of its common stock at an average purchase price of $31.25 per share for an aggregate amount of $1.3 billion. Repurchased shares were retired.

MGM Resorts International dividends. On February 12, 2020 the Company’s Board of Directors approved a quarterly dividend of $0.15 per share that will be payable on March 16, 2020 to holders of record on March 10, 2020.

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

As of December 31, 2019, the Company had an aggregate of approximately 20 million shares of common stock available for grant as share-based awards under the Omnibus Plan. Additionally, as of December 31, 2019, the Company had approximately 4 million aggregate SARs outstanding and approximately 7 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

Intrinsic value. The following table includes information related to the intrinsic value:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
SARs exercised and RSUs and PSUs vested	$86,843	$97,302	$100,264
SARs outstanding	45,197	21,563	112,604
SARs vested and expected to vest	45,162	21,547	111,284
SARs exercisable	41,432	19,745	78,865

As of December 31, 2019, there was a total of $116 million of unamortized compensation related to SARs, RSUs, and PSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of share-based awards to each subsidiary’s eligible recipients.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2019	2018	2017
Compensation cost:	(In thousands)
Omnibus Plan	$76,995	$57,735	$49,383
MGM Growth Properties Omnibus Incentive Plan	2,277	2,092	2,568
MGM China Share Option Plan	9,566	10,369	10,571
Total compensation cost	88,838	70,196	62,522
Less: Reimbursed costs and capitalized cost	(3,487)	(1,710)	(1,398)
Compensation cost after reimbursed costs and capitalized cost	85,351	68,486	61,124
Less: Related tax benefit	(16,752)	(13,218)	(18,650)
Compensation cost, net of tax benefit	$68,599	$55,268	$42,474

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund(1)	Plan Number	2018	2017	Status (3)	2019	2018	2017	Imposed	Agreements
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$52,218	$47,825	$45,297	No	3/31/2021(5); 5/31/2023(5); 5/31/2024(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)(6)	82-0994119/001	Red	Red	Yes	$10,151	$9,794	$9,416	Yes	2/29/2020(7)

(1)

The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2018 and 2017 for the Southern Nevada Culinary and Bartenders Pension Plan and for the plan year 2018 for the UHF. At the date the financial statements were issued, Form 5500 was not available for the plan year 2019.

(2)

The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded (critical status) and plans in the green zone are at least 80% funded.

(3)	Indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented.
(4)	There have been no significant changes that affect the comparability of contributions.
(5)

The Company is party to twelve collective bargaining agreements (CBA) that require contributions with the Local Joint Executive Board of Las Vegas, which is made up of the Culinary Workers Union and Bartenders Union. The agreements between Aria, Bellagio, Mandalay Bay, and MGM Grand Las Vegas are the most significant because more than half of the Company’s employee participants in this plan are covered by those four agreements.

(6)

Effective January 1, 2018, the Pension Benefit Guaranty Corporation approved the spin-off of the UNITE HERE portion of the Legacy Plan of the National Retirement Fund (NRF) to the newly formed UHF. As a result of the spin-off, the pension liabilities as well as certain assets of the plan were transferred to the new plan. The terms of the UHF plan are identical to the NRF plan.

(7)	The Company intends to extend the agreement past the expiration date until a new agreement is executed.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $206 million, $191 million, and $183 million to the Health Fund in the years ended December 31, 2019, 2018, and 2017, respectively.

Self-insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for self-insurance was $95 million and $93 million at December 31, 2019 and 2018, respectively, which is included in “Other accrued liabilities” and “Other long-term obligations.”

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$220,294	$—	$—
Gain on sale of Grand Victoria	—	(44,703)	—
Other property transactions, net	55,508	53,850	50,279
	$275,802	$9,147	$50,279

Circus Circus Las Vegas and adjacent land. In December 2019, the Company completed the previously announced sale of Circus Circus Las Vegas and the adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million. The note has a stated interest rate of 3% for the first two years, 4% for following two years, and 4.5% for the fifth year and is secured by the borrower with the land adjacent to Circus Circus Las Vegas as collateral with an effective interest rate of 7.31%. The interest on the note, which is comprised of the stated interest and the discount on the note, will amortize into interest income using the effective interest method over the length of the agreement.

During the third quarter of 2019, the Company recorded a non-cash impairment charge of $219 million, which reflects the amount by which the assets’ carrying value exceeds the assets’ fair value (expected selling price). We further recognized a loss of $2 million during the fourth quarter of 2019 primarily relating to selling costs. The assets and liabilities of Circus Circus Las Vegas and the adjacent land sold of $810 million and $14 million, respectively, primarily consisted of property and equipment, net of $785 million. Circus Circus Las Vegas is not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

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

Las Vegas Strip Resorts.  Las Vegas Strip Resorts consists of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including the Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas (until the sale of such property in December 2019).

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York (upon acquisition in January 2019); and MGM Northfield Park in Northfield Park, Ohio (upon MGM’s acquisition of the operations from MGP in April 2019).

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

In 2019, the Company changed its segment measure of profit and loss from Adjusted Property EBITDA to Adjusted Property EBITDAR. As discussed in Note 2, prior to the adoption of ASC 842 on January 1, 2019, the master lease between subsidiaries of the Company and MGP was accounted for as a failed sale of the real estate assets due to the subsidiaries’ investments in the Operating Partnership, which constituted continuing involvement. As such, the real estate assets were reflected in the balance sheets of the applicable MGM subsidiaries as well as the associated finance lease liability. In connection with the adoption of ASC 842, the sale and leaseback of the real estate assets under the master lease now qualify as a passed sale and are determined to be operating leases. Accordingly, the real estate assets are now only reflected on the balance sheet of MGP and the MGM subsidiaries have recorded operating lease liabilities and operating ROU assets and also now record rent expense instead of depreciation and interest expense. The master lease and its related accounting eliminates in consolidation. Further, as a result of the Bellagio transaction in the fourth quarter of 2019, the Company records rent expense associated with the triple-net operating lease with Bellagio BREIT Venture. In order to present profit and loss of each reportable segment on a similar economic basis, the rent expense associated with the triple net operating leases and ground leases is added back within the financial information reviewed by the chief operating decision maker and as presented below, including recasting of prior year periods.

Adjusted Property EBITDAR is a measure defined as Adjusted EBITDAR before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on Bellagio transaction, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple net operating and ground leases, income from unconsolidated affiliates related to investments in REITs, NV Energy exit expense, and property transactions, net.

The following tables present the Company’s segment information:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net Revenues
Las Vegas Strip Resorts
Casino	$1,296,170	$1,407,733	$1,436,830
Rooms	1,863,521	1,776,029	1,778,869
Food and beverage	1,517,745	1,402,378	1,410,496
Entertainment, retail and other	1,153,615	1,130,532	1,119,928
	5,831,051	5,716,672	5,746,123
Regional Operations
Casino	2,537,780	2,026,925	1,834,803
Rooms	316,753	318,017	319,049
Food and beverage	494,243	428,934	410,143
Entertainment, retail and other	201,008	160,645	145,725
	3,549,784	2,934,521	2,709,720
MGM China
Casino	2,609,806	2,195,144	1,741,635
Rooms	142,306	118,527	54,824
Food and beverage	127,152	114,862	51,330
Entertainment, retail and other	26,158	21,424	10,371
	2,905,422	2,449,957	1,858,160
Reportable segment net revenues	12,286,257	11,101,150	10,314,003
Corporate and other	613,415	661,946	483,476
	$12,899,672	$11,763,096	$10,797,479
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$1,643,122	$1,706,315	$1,781,390
Regional Operations	969,866	781,854	754,597
MGM China	734,729	574,333	535,524
Reportable segment Adjusted Property EBITDAR	3,347,717	3,062,502	3,071,511

Other operating income (expense)
Corporate and other	(331,621)	(224,800)	(213,908)
NV Energy exit expense	—	—	40,629
Preopening and start-up expenses	(7,175)	(151,392)	(118,475)
Property transactions, net	(275,802)	(9,147)	(50,279)
Gain on Bellagio transaction	2,677,996	—	—
Depreciation and amortization	(1,304,649)	(1,178,044)	(993,480)
Restructuring	(92,139)	—	—
Triple net operating lease and ground lease rent expense	(74,656)	(29,633)	(23,471)
Income from unconsolidated affiliates related to investments in REITs	544	—	—
Operating income	3,940,215	1,469,486	1,712,527
Non-operating income (expense)
Interest expense, net of amounts capitalized	(847,932)	(769,513)	(668,745)
Non-operating items from unconsolidated affiliates	(62,296)	(47,827)	(34,751)
Other, net	(183,262)	(18,140)	(48,241)
	(1,093,490)	(835,480)	(751,737)
Income before income taxes	2,846,725	634,006	960,790
Benefit (provision) for income taxes	(632,345)	(50,112)	1,127,394
Net income	2,214,380	583,894	2,088,184
Less: Net income attributable to noncontrolling interests	(165,234)	(117,122)	(136,132)
Net income attributable to MGM Resorts International	$2,049,146	$466,772	$1,952,052

	Year Ended December 31,
	2019	2018	2017
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$285,863	$501,044	$419,983
Regional Operations	187,489	72,865	66,628
MGM China	145,634	390,212	923,346
Reportable segment capital expenditures	618,986	964,121	1,409,957
Corporate and other	120,020	537,347	469,053
Eliminated in consolidation	—	(14,625)	(14,928)
	$739,006	$1,486,843	$1,864,082

Total assets are not allocated to segments for internal reporting presentations or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net, operating and finance lease right-of-use assets, net, goodwill, and other intangibles, net, presented by geographic region in which the Company holds assets are presented below:

	December 31,
	2019	2018	2017
Long-lived assets:	(In thousands)
United States	$20,582,055	$18,228,939	$16,863,222
China and all other foreign countries	8,007,449	8,266,804	8,456,728
	$28,589,504	$26,495,743	$25,319,950

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara. The Company earned fees of $48 million, $47 million and $49 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2019, 2018 and 2017, the Company incurred $420 million, $409 million and $390 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs. As of December 31, 2019 and 2018, CityCenter owed the Company $66 million and $83 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is a member of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services and property cleaning services to MGM China. In addition, MGM China leases transportation equipment and office space from Shun Tak. MGM China incurred expenses relating to Shun Tak of $16 million, $17 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, Ms. Ho holds managing director positions with several other companies that provide travel and advertising services to MGM China, which totaled $6 million for the year ended December 31, 2019.

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho. As part of the consideration for the purchase, the Company agreed to pay GPM or its nominee a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. Such amount was paid to Expert Angles Limited, an entity controlled by Ms. Ho through November 2018 and subsequently controlled by an immediate family member of Ms. Ho. As of December 31, 2019 and 2018, the Company recorded a remaining liability on a discounted basis of $34 million and $36 million in “Other long-term obligations”, respectively.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $20 million, $22 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

As further described in Note 1, pursuant to the master lease with MGP, the Company leases the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Northfield Park from MGP.

MGP master lease. The MGP master lease has an initial lease term of ten years that began on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional five-year terms thereafter at the option of the Company. The MGP master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The MGP master lease provides that the initial term with respect to MGM National Harbor ends on April 31, 2024. Thereafter, the initial term of the MGP master lease with respect to MGM National Harbor may be renewed at the option of the Company for an initial renewal period lasting until the earlier of the end of the then-current term of the master lease or the next renewal term (depending on whether the Company elects to renew the other properties under the master lease in connection with the expiration of the initial ten-year term). If, however, the Company chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the master lease, the Company would also lose the right to renew the MGP master lease with respect to the rest of the properties when the initial ten-year lease term ends related to the rest of the properties in 2026. The MGP master lease has a triple-net structure, which requires the Company to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides MGP with a right of first offer with respect to MGM Springfield and with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which MGP may exercise should the Company elect to sell either property in the future.

Rent under the MGP master lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2019, the base rent represents approximately 90% of the rent payments due and the percentage rent represents approximately 10% of the rent payments due under the MGP master lease. The MGP master lease also provides for fixed annual escalators of 2% on the base rent through the sixth lease year and the possibility for additional 2% increases thereafter subject to the Company meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period calculated in accordance with the terms under the master lease. The MGP master lease also contains customary events of default and financial covenants. The Company was in compliance with all applicable covenants as of December 31, 2019.

Subsequent to the Company completing its acquisition of Empire City in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration of approximately $634 million, which included the assumption of debt of approximately $246 million, which was immediately repaid, and the remaining paid through the issuance of Operating Partnership units. The real estate assets of Empire City were then leased to the Company pursuant to an amendment to the MGP master lease, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the MGP master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. As disclosed above, the master lease provides MGP with a right of first offer with respect to certain undeveloped land adjacent to the property to the extent the Company develops additional gaming facilities, which MGP may exercise should the Company elect to sell this property in the future.

On March 7, 2019, the Company entered into an amendment to the existing MGP master lease with respect to investments made by the Company related to the Park MGM and NoMad Las Vegas property (the “Park MGM Lease Transaction”). In connection with the transaction, the Company received consideration of $638 million, of which approximately $606 million was paid in cash and the remaining paid through the issuance of Operating Partnership units. Additionally, the annual rent payment to MGP was increased by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

Additionally, on April 1, 2019, the Company acquired the membership interests of Northfield from MGP, which held the operations of Northfield, for fair value of consideration of approximately $305 million consisting primarily of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership, and MGP retained the associated real estate assets. The Company then rebranded the property to MGM Northfield Park, which was then added to the existing MGP master lease with MGP, increasing the annual rent payment to MGP by $60 million. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

The annual rent payments under the MGP master lease for the fourth lease year, which commenced on April 1, 2019, increased to $946 million from $770 million at the start of the third lease year. The increase was a result of the $50 million in additional rent for each of the Park MGM Transaction and the addition of Empire City in the beginning of 2019, the $60 million of additional rent for MGM Northfield Park, which entered the Master Lease on April 1, 2019, as well as the third 2.0% fixed annual rent escalator that went into effect on April 1, 2019.

On February 14, 2020, the Company amended the MGP master lease to remove Mandalay Bay from such master lease and the rent under the MGP master lease was reduced by $133 million.  Refer to Note 1 for further discussion.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

Bellagio BREIT Venture

The Company has a 5% ownership interest in the Bellagio BREIT Venture which owns the Bellagio real estate assets and leased back such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 11 for further information related to the Bellagio lease.

MGP BREIT Venture

On February 14, 2020, the Company entered into a lease with the MGP BREIT Venture, in which MGP has a 50.1% ownership interest.  Refer to Note 1 for further discussion of this subsequent event.

NOTE 19 —CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2019, all of the Company’s principal debt arrangements are guaranteed by each of its material domestic subsidiaries, other than MGP and the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. The Company’s international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, are presented below. Within the Condensed Consolidating Statements of Cash Flows, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts and as a financing activity if the applicable entities have a net intercompany liability balance.

Certain of the Company’s subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the condensed consolidating financial information presented below. Prior to the adoption of ASC 842 on January 1, 2019, for these subsidiaries, such investment constituted continuing involvement, and accordingly, the sale and leaseback of the real estate assets under the MGP master lease did not qualify for sale-leaseback accounting. The real estate assets were reflected in the balance sheets of the applicable MGM subsidiaries. In addition, such subsidiaries recognized finance liabilities within “Other long-term obligations” related to rent payments due under the MGP master lease and recognized the related interest expense component of such payments. These real estate assets were also reflected on the balance sheet of the MGP subsidiary that received such assets. The condensed consolidating financial information presented below therefore included the accounting for such activity within the respective columns presented and in the elimination column. In connection with the adoption of ASC 842, the sale and leaseback of the real estate assets under the MGP master lease now qualify as a passed sale and are determined to be operating leases.  As such, the real estate assets, finance liabilities, and related interest expense component of rent payments are no longer reflected in the results of the applicable MGM subsidiaries.  Instead, the real estate assets are now only reflected on the balance sheet of the MGP subsidiary that received such assets and the MGM subsidiaries have recorded operating lease liabilities and operating ROU assets with the related rent expense reflected within “general and administrative” expense within the condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2019
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$1,847,328	$1,166,667	$216,232	$790,285	$(12,819)	$4,007,693
Property and equipment, net	—	2,972,291	10,827,972	4,497,664	(11,972)	18,285,955
Investments in subsidiaries	26,283,270	3,500,241	—	—	(29,783,511)	—
Investments in the MGP Operating Partnership	—	3,713,065	—	783,049	(4,496,114)	—
Investments in and advances to unconsolidated affiliates	—	782,820	—	14,546	25,000	822,366
Intercompany accounts	—	12,994,459	—	—	(12,994,459)	—
Other non-current assets	59,968	14,142,246	866,068	7,057,191	(11,365,131)	10,760,342
	$28,190,566	$39,271,789	$11,910,272	$13,142,735	$(58,639,006)	$33,876,356
Current liabilities	$842,161	$1,601,959	$197,581	$845,471	$(295,749)	$3,191,423
Intercompany accounts	12,956,091	—	774	37,594	(12,994,459)	—
Deferred income taxes, net	1,865,535	—	29,909	240,971	(29,909)	2,106,506
Long-term debt, net	4,713,521	569	4,307,354	2,147,460	—	11,168,904
Other non-current liabilities	85,993	13,151,072	476,642	2,339,166	(11,411,315)	4,641,558
Total liabilities	20,463,301	14,753,600	5,012,260	5,610,662	(24,731,432)	21,108,391
Redeemable noncontrolling interests	—	—	—	105,046	—	105,046
MGM Resorts International stockholders' equity	7,727,265	24,513,386	4,383,113	5,011,075	(33,907,574)	7,727,265
Noncontrolling interests	—	4,803	2,514,899	2,415,952	—	4,935,654
Total stockholders' equity	7,727,265	24,518,189	6,898,012	7,427,027	(33,907,574)	12,662,919
	$28,190,566	$39,271,789	$11,910,272	$13,142,735	$(58,639,006)	$33,876,356

	December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Current assets	$304,741	$1,244,864	$12,054	$972,820	$(7,701)	$2,526,778
Property and equipment, net	—	13,585,370	10,506,129	6,392,014	(9,753,625)	20,729,888
Investments in subsidiaries	22,419,282	3,401,031	—	—	(25,820,313)	—
Investments in the MGP Operating Partnership	—	3,434,602	—	831,494	(4,266,096)	—
Investments in and advances to unconsolidated affiliates	—	678,748	—	29,119	25,000	732,867
Intercompany accounts	—	7,135,183	—	—	(7,135,183)	—
Other non-current assets	67,214	1,186,666	77,436	4,932,872	(43,015)	6,221,173
Assets held for sale	—	—	355,688	—	(355,688)	—
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706
Current liabilities	$154,484	$1,646,481	$160,441	$1,224,752	$(237,276)	$2,948,882
Intercompany accounts	6,932,325	—	227	202,631	(7,135,183)	—
Deferred income taxes, net	1,097,654	—	33,634	240,970	(29,720)	1,342,538
Long-term debt, net	8,055,472	570	4,666,949	2,365,014	—	15,088,005
Other non-current liabilities	39,019	7,210,948	215,613	2,247,584	(9,453,924)	259,240
Liabilities related to assets held for sale	—	—	28,937	—	(28,937)	—
Total liabilities	16,278,954	8,857,999	5,105,801	6,280,951	(16,885,040)	19,638,665
Redeemable noncontrolling interests	—	—	—	102,250	—	102,250
MGM Resorts International stockholders' equity	6,512,283	21,808,465	4,279,535	4,383,581	(30,471,581)	6,512,283
Noncontrolling interests	—	—	1,565,971	2,391,537	—	3,957,508
Total stockholders' equity	6,512,283	21,808,465	5,845,506	6,775,118	(30,471,581)	10,469,791
	$22,791,237	$30,666,464	$10,951,307	$13,158,319	$(47,356,621)	$30,210,706

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2019
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$8,250,745	$881,078	$4,648,935	$(881,086)	$12,899,672
Equity in subsidiaries' earnings	3,468,056	143,416	—	—	(3,611,472)	—
Expenses
Casino and hotel operations	9,834	4,715,365	—	2,889,321	(11,031)	7,603,489
General and administrative	27,752	2,235,321	23,321	755,378	(940,555)	2,101,217
Corporate expense	180,288	236,175	27,041	21,138	—	464,642
Preopening and start-up expenses	—	5,168	—	2,007	—	7,175
Property transactions, net	7,530	255,081	10,844	2,347	—	275,802
Gain on Bellagio transaction	—	(2,677,996)	—	—	—	(2,677,996)
Depreciation and amortization	—	431,222	294,705	578,722	—	1,304,649
	225,404	5,200,336	355,911	4,248,913	(951,586)	9,078,978
Income (loss) from unconsolidated affiliates	—	134,584	—	(15,063)	—	119,521
Operating income	3,242,652	3,328,409	525,167	384,959	(3,540,972)	3,940,215
Interest expense, net of amounts capitalized	(472,066)	(1,103)	(249,944)	(124,819)	—	(847,932)
Other non-operating, net	(97,903)	254,509	(8,276)	(11,304)	(382,584)	(245,558)
Income from continuing operations before income taxes	2,672,683	3,581,815	266,947	248,836	(3,923,556)	2,846,725
Provision for income taxes	(623,537)	(8)	(7,598)	(1,202)	—	(632,345)
Income from continuing operations, net of tax	2,049,146	3,581,807	259,349	247,634	(3,923,556)	2,214,380
Income from discontinued operations, net of tax	—	—	16,216	—	(16,216)	—
Net income	2,049,146	3,581,807	275,565	247,634	(3,939,772)	2,214,380
Less: Net income attributable to noncontrolling interests	—	(8,995)	(90,260)	(65,979)	—	(165,234)
Net income attributable to MGM Resorts International	$2,049,146	$3,572,812	$185,305	$181,655	$(3,939,772)	$2,049,146
Net income	$2,049,146	$3,581,807	$275,565	$247,634	$(3,939,772)	$2,214,380
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16,125	16,125	—	28,870	(32,250)	28,870
Other comprehensive loss related to cash flow hedges	(19,973)	—	(35,198)	—	25,666	(29,505)
Other comprehensive income (loss)	(3,848)	16,125	(35,198)	28,870	(6,584)	(635)
Comprehensive income	2,045,298	3,597,932	240,367	276,504	(3,946,356)	2,213,745
Less: Comprehensive income attributable to noncontrolling interests	—	—	(80,728)	(87,719)	—	(168,447)
Comprehensive income attributable to MGM Resorts International	$2,045,298	$3,597,932	$159,639	$188,785	$(3,946,356)	$2,045,298

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2019
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(308,995)	$1,404,869	$100,706	$629,412	$(15,591)	$1,810,401
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(504,105)	—	(234,913)	12	(739,006)
Dispositions of property and equipment	—	2,425	—	153	—	2,578
Proceeds from Bellagio transaction	—	4,151,499	—	—	—	4,151,499
Proceeds from sale of Circus Circus Las Vegas and adjacent land	—	652,333	—	—	—	652,333
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)	—	—	—	(535,681)
Investments in and advances to unconsolidated affiliates	—	(81,877)	—	—	—	(81,877)
Distributions from unconsolidated affiliates	—	100,700	—	—	—	100,700
Intercompany accounts	—	(5,859,196)	—	—	5,859,196	—
Northfield OpCo transaction	—	(3,779)	3,779	—	—	—
Other	—	(4,500)	—	(26,612)	—	(31,112)
Net cash provided by (used in) investing activities	—	(2,082,181)	3,779	(261,372)	5,859,208	3,519,434
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(752,220)	245,950	(1,361,325)	(1,766,454)	—	(3,634,049)
Issuance of long-term debt	1,000,000	—	750,000	1,500,000	—	3,250,000
Retirement of senior notes and senior debentures	(3,764,167)	—	—	—	—	(3,764,167)
Debt issuance costs	(14,080)	—	(9,983)	(39,328)	—	(63,391)
Issuance of MGM Growth Properties Class A shares, net	—	—	1,250,006	—	—	1,250,006
Dividends paid to common shareholders	(271,288)	—	—	—	—	(271,288)
MGP dividends paid to consolidated subsidiaries	—	—	(371,759)	—	371,759	—
Distributions to noncontrolling interest owners	—	(4,907)	(161,976)	(56,420)	—	(223,303)
Purchases of common stock	(1,031,534)	—	—	—	—	(1,031,534)
Intercompany accounts	5,987,076	456,571	—	(212,692)	(6,230,955)	—
Other	(27,217)	(47,686)	(1,342)	(3,523)	37,900	(41,868)
Net cash provided by (used in) financing activities	1,126,570	649,928	93,621	(578,417)	(5,821,296)	(4,529,594)
Effect of exchange rate on cash	—	—	—	2,601	—	2,601

Cash flows from discontinued operations, net
Cash flows from operating activities	—	—	15,591	—	(15,591)	—
Cash flows used in investing activities	—	—	(12)	—	12	—
Cash flows used in financing activities	—	—	(37,900)	—	37,900	—
Net cash flows used in discontinued operations	—	—	(22,321)	—	22,321	—

Change in cash and cash equivalents classified as assets held for sale	—	—	(22,321)	—	22,321	—

Cash and cash equivalents
Net increase (decrease) for the period	817,575	(27,384)	198,106	(207,776)	22,321	802,842
Balance, beginning of period	259,738	445,423	3,995	817,606	—	1,526,762
Balance, end of period	$1,077,313	$418,039	$202,101	$609,830	$22,321	$2,329,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,780,253	$869,495	$3,983,575	$(870,227)	$11,763,096
Equity in subsidiaries' earnings	1,221,538	116,676	—	—	(1,338,214)	—
Expenses
Casino and hotel operations	11,130	4,438,687	—	2,491,007	(21,949)	6,918,875
General and administrative	9,945	1,241,329	93,739	495,015	(75,390)	1,764,638
Corporate expense	156,503	216,318	48,675	21,317	(23,609)	419,204
Preopening and start-up expenses	—	26,100	—	125,292	—	151,392
Property transactions, net	—	(15,955)	20,319	25,033	(20,250)	9,147
Depreciation and amortization	—	628,961	266,622	543,606	(261,145)	1,178,044
	177,578	6,535,440	429,355	3,701,270	(402,343)	10,441,300
Income (loss) from unconsolidated affiliates	—	148,866	—	(1,176)	—	147,690
Operating income	1,043,960	1,510,355	440,140	281,129	(1,806,098)	1,469,486
Interest expense, net of amounts capitalized	(480,985)	(510)	(215,532)	(72,486)	—	(769,513)
Other non-operating, net	63,722	(444,897)	(4,690)	(187,786)	507,684	(65,967)
Income before income taxes	626,697	1,064,948	219,918	20,857	(1,298,414)	634,006
Benefit (provision) for income taxes	(159,925)	—	(5,779)	115,592	—	(50,112)
Income from continuing operations, net of tax	466,772	1,064,948	214,139	136,449	(1,298,414)	583,894
Income from discontinued operations, net of tax	—	—	30,563	—	(30,563)	—
Net income	466,772	1,064,948	244,702	136,449	(1,328,977)	583,894
Less: Net income attributable to noncontrolling interests	—	—	(67,065)	(50,057)	—	(117,122)
Net income attributable to MGM Resorts International	$466,772	$1,064,948	$177,637	$86,392	$(1,328,977)	$466,772
Net income	$466,772	$1,064,948	$244,702	$136,449	$(1,328,977)	$583,894
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,422)	(7,422)	—	(13,022)	14,844	(13,022)
Other comprehensive income related to cash flow hedges	2,476	—	4,128	—	(3,028)	3,576
Other comprehensive income (loss)	(4,946)	(7,422)	4,128	(13,022)	11,816	(9,446)
Comprehensive income	461,826	1,057,526	248,830	123,427	(1,317,161)	574,448
Less: Comprehensive income attributable to noncontrolling interests	—	—	(68,165)	(44,457)	—	(112,622)
Comprehensive income attributable to MGM Resorts International	$461,826	$1,057,526	$180,665	$78,970	$(1,317,161)	$461,826

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2018
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(460,117)	$1,294,989	$556,801	$330,866	$—	$1,722,539
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(697,462)	(192)	(789,189)	—	(1,486,843)
Dispositions of property and equipment	—	25,507	—	105	—	25,612
Proceeds from sale of business units and investment in unconsolidated affiliate	—	163,616	—	—	—	163,616
Acquisition of Northfield, net of cash acquired	—	33,802	(1,068,336)	—	—	(1,034,534)
Investments in and advances to unconsolidated affiliates	—	(56,295)	—	—	—	(56,295)
Distributions from unconsolidated affiliates	—	322,631	—	—	—	322,631
Intercompany accounts	—	(1,136,764)	—	—	1,136,764	—
Other	—	(13,416)	—	(3,792)	—	(17,208)
Net cash used in investing activities	—	(1,358,381)	(1,068,528)	(792,876)	1,136,764	(2,083,021)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	377,500	—	727,750	137,009	—	1,242,259
Issuance of long-term debt	1,000,000	—	—	—	—	1,000,000
Retirement of senior notes and senior debentures	—	(2,265)	—	—	—	(2,265)
Debt issuance costs	(26,125)	—	(17,490)	(32,904)	—	(76,519)
Dividends paid to common shareholders	(260,592)	—	—	—	—	(260,592)
MGP dividends paid to consolidated subsidiaries	—	—	(333,192)	—	333,192	—
Distributions to noncontrolling interest owners	—	—	(121,068)	(63,864)	—	(184,932)
Purchases of common stock	(1,283,333)	—	—	—	—	(1,283,333)
Intercompany accounts	917,760	207,015	—	345,181	(1,469,956)	—
Other	(32,225)	(6,979)	—	(6,180)	—	(45,384)
Net cash provided by financing activities	692,985	197,771	256,000	379,242	(1,136,764)	389,234
Effect of exchange rate on cash	—	—	—	(1,985)	—	(1,985)

Cash flows from discontinued operations, net
Cash flows from operating activities	—	—	23,406	—	(23,406)	—
Cash flows from investing activities	—	—	32,416	—	(32,416)	—
Cash flows from financing activities	—	—	—	—	—	—
Net cash flows from discontinued operations	—	—	55,822	—	(55,822)	—

Change in cash and cash equivalents classified as assets held for sale	—	—	55,822	—	(55,822)	—

Cash and cash equivalents
Net increase (decrease) for the period	232,868	134,379	(255,727)	(84,753)	—	26,767
Balance, beginning of period	26,870	311,044	259,722	902,359	—	1,499,995
Balance, end of period	$259,738	$445,423	$3,995	$817,606	$—	$1,526,762

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$7,649,990	$765,695	$3,151,304	$(769,510)	$10,797,479
Equity in subsidiaries' earnings	1,391,725	156,081	—	—	(1,547,806)	—
Expenses
Casino and hotel operations	10,784	4,262,212	—	1,923,942	(3,816)	6,193,122
General and administrative	8,742	1,180,989	84,348	369,844	(84,348)	1,559,575
Corporate expense	127,092	200,801	34,085	(515)	(4,591)	356,872
NV Energy exit expense	—	(40,629)	—	—	—	(40,629)
Preopening and start-up expenses	—	8,258	—	110,217	—	118,475
Property transactions, net	—	43,985	34,022	6,294	(34,022)	50,279
Depreciation and amortization	—	649,676	260,455	343,804	(260,455)	993,480
	146,618	6,305,292	412,910	2,753,586	(387,232)	9,231,174
Income (loss) from unconsolidated affiliates	—	147,234	—	(1,012)	—	146,222
Operating income	1,245,107	1,648,013	352,785	396,706	(1,930,084)	1,712,527
Interest expense, net of amounts capitalized	(466,907)	(982)	(184,175)	(16,681)	—	(668,745)
Other non-operating, net	26,215	(402,602)	2,286	(142,997)	434,106	(82,992)
Income before income taxes	804,415	1,244,429	170,896	237,028	(1,495,978)	960,790
Benefit (provision) for income taxes	1,147,637	—	(4,906)	(15,337)	—	1,127,394
Net income	1,952,052	1,244,429	165,990	221,691	(1,495,978)	2,088,184
Less: Net income attributable to noncontrolling interests	—	—	(41,775)	(94,357)	—	(136,132)
Net income attributable to MGM Resorts International	$1,952,052	$1,244,429	$124,215	$127,334	$(1,495,978)	$1,952,052
Net income	$1,952,052	$1,244,429	$165,990	$221,691	$(1,495,978)	$2,088,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,995)	(23,995)	—	(43,188)	47,990	(43,188)
Other comprehensive income related to cash flow hedges	5,234	—	9,782	—	(7,021)	7,995
Other comprehensive income (loss)	(18,761)	(23,995)	9,782	(43,188)	40,969	(35,193)
Comprehensive income	1,933,291	1,220,434	175,772	178,503	(1,455,009)	2,052,991
Less: Comprehensive income attributable to noncontrolling interests	—	—	(44,536)	(75,164)	—	(119,700)
Comprehensive income attributable to MGM Resorts International	$1,933,291	$1,220,434	$131,236	$103,339	$(1,455,009)	$1,933,291

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2017
			Non-Guarantor Subsidiaries
	Parent	Guarantor Subsidiaries	MGP	Other	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(584,252)	$1,152,083	$482,578	$1,156,002	$—	$2,206,411
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(482,024)	(488)	(1,381,570)	—	(1,864,082)
Dispositions of property and equipment	—	502	—	216	—	718
Acquisition of National Harbor, net of cash acquired	—	—	(462,500)	—	462,500	—
Investments in and advances to unconsolidated affiliates	—	(16,727)	—	—	—	(16,727)
Distributions from unconsolidated affiliates	—	301,211	—	—	—	301,211
Intercompany accounts	462,500	(1,186,942)	—	—	724,442	—
Other	—	(1,754)	—	42	—	(1,712)
Net cash provided by (used in) investing activities	462,500	(1,385,734)	(462,988)	(1,381,312)	1,186,942	(1,580,592)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	122,500	—	(466,875)	359,376	—	15,001
Issuance of long-term debt	—	—	350,000	—	—	350,000
Retirement of senior notes and senior debentures	(502,669)	—	—	—	—	(502,669)
Debt issuance costs	—	—	(5,598)	(4,379)	—	(9,977)
Issuance of MGM Growth Properties Class A shares, net	—	—	387,548	—	—	387,548
Dividends paid to common shareholders	(252,014)	—	—	—	—	(252,014)
MGP dividends paid to consolidated subsidiaries	—	—	(290,091)	—	290,091	—
Distributions to noncontrolling interest owners	—	—	(95,344)	(75,058)	—	(170,402)
Purchases of common stock	(327,500)	—	—	—	—	(327,500)
Intercompany accounts	1,042,111	248,626	—	186,296	(1,477,033)	—
Other	(33,801)	(11,644)	—	(13,320)	—	(58,765)
Net cash provided by (used in) financing activities	48,627	236,982	(120,360)	452,915	(1,186,942)	(568,778)
Effect of exchange rate on cash	—	—	—	(3,627)	—	(3,627)
Cash and cash equivalents
Net increase (decrease) for the period	(73,125)	3,331	(100,770)	223,978	—	53,414
Balance, beginning of period	99,995	307,713	360,492	678,381	—	1,446,581
Balance, end of period	$26,870	$311,044	$259,722	$902,359	$—	$1,499,995

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
2019	(In thousands, except per share data)
Net revenues	$3,176,911	$3,223,243	$3,314,382	$3,185,136	$12,899,672
Operating income	370,260	371,485	238,381	2,960,089	3,940,215
Net income	66,157	76,169	6,104	2,065,950	2,214,380
Net income (loss) attributable to MGM Resorts International	31,297	43,405	(37,133)	2,011,577	2,049,146
Earnings (loss) per share - Basic	$0.05	$0.08	$(0.08)	$3.94	$3.90
Earnings (loss) per share - Diluted	$0.05	$0.08	$(0.08)	$3.91	$3.88
2018
Net revenues	$2,822,237	$2,858,695	$3,029,302	$3,052,862	$11,763,096
Operating income	359,757	363,075	410,903	335,751	1,469,486
Net income	266,301	140,423	171,410	5,760	583,894
Net income (loss) attributable to MGM Resorts International	223,444	123,777	142,878	(23,327)	466,772
Earnings (loss) per share - Basic	$0.39	$0.21	$0.26	$(0.06)	$0.82
Earnings (loss) per share - Diluted	$0.38	$0.21	$0.26	$(0.06)	$0.81

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total earnings per share amounts for the year. The following sections list certain items affecting comparability of quarterly and year-to-date results and related impact on earnings (loss) per share - diluted. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

Certain items affecting comparability for the year ended December 31, 2019 are as follows:

•	First Quarter. None
•	Second Quarter. None
•

Third Quarter. The Company recorded a $219 million non-cash impairment charge ($0.33 per share in the quarter and $0.32 per share in the full year of 2019) related to the Circus Circus Las Vegas and adjacent land; and

•

Fourth Quarter. The Company recorded a $2.7 billion gain ($4.04 per share in the quarter and $3.95 per share in the full year of 2019) related to the sale and lease back of Bellagio. Additionally, the Company recorded loss on early retirement of debt of $142 million ($0.21 per share) in the quarter and $198 million ($0.28 per share) in the full year of 2019.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Provision for	Write-offs,
	Beginning of	Doubtful	Net of	Balance at
	Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$90,775	$39,270	$(35,484)	$94,561
Year Ended December 31, 2018	92,571	39,762	(41,558)	90,775
Year Ended December 31, 2017	97,920	20,603	(25,952)	92,571

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2019	$2,477,703	$96,353	$—	$2,574,056
Year Ended December 31, 2018	2,513,738	—	(36,035)	2,477,703
Year Ended December 31, 2017	2,583,274	—	(69,536)	2,513,738

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have commenced finance modernization initiatives to implement new accounting systems, which are expected to improve the efficiency of certain business processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.

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

Based on its evaluation as of December 31, 2019, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC on or before March 27, 2020 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2019:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	10,991	$23.16	20,310
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2019, we had 4.3 million restricted stock units and 2.5 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

Years Ended December 31, 2019, 2018 and 2017
Schedule II — Valuation and Qualifying Accounts	104

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3).	Exhibits.

Exhibit Number	Description
2.1

Master Transaction Agreement by and among MGM Resorts International, Bellagio, LLC and BCORE Paradise Parent LLC, dated as of October 15, 2019 (incorporated by reference to Exhibit 2.1 of MGM Resort International’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

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

4.1(5)

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

4.1(7)

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

4.1(8)

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

4.1(9)

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

4.1(10)

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(11)

Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2016).

4.1(12)

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

4.1(13)

Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on January 25, 2019).

4.1(14)

Supplemental Indenture to the Indentures, dated as of June 15, 2018, among MGP OH, Inc., MGP Finance Co-Issuer, Inc. and MGM Growth Properties Operating Partnership LP (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on August 7, 2018).

4.1(15)

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

4.1(16)

Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC, YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2019).

4.1(17)

Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP, MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the  Company’s Quarterly Report on Form 10-Q filed on May 7, 2019).

4.1(18)

Indenture governing the 5.375% senior notes due 2024, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(19)

Indenture governing the 5.875% senior notes due 2026, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.2

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

4.4	Description of MGM Common Stock
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

10.1(3)

Second Amendment, dated as of November 14, 2019, to the Amended and Restated Credit Agreement, dated as of April 25, 2016 among MGM, the lenders from time to time party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.1(4)

Credit Agreement, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.1(5)

First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on October 26, 2016).

10.1(6)

Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on May 1, 2017).

10.1(7)

Third Amendment to Credit Agreement, dated March 23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on March 26, 2018).

10.1(8)

Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on June 18, 2018).

10.1(9)

Sixth Supplemental Agreement, dated April 15, 2019, between MGM China Holdings Limited, MGM Grand Paradise (HK) Limited, Superemprego Limitada, MGM – Security Services, LTD. and Bank of America, N.A., as Facility Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019).

10.1(10)

Revolving Credit Facility Agreement, dated August 12, 2019, by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(11)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
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

10.2(3)

MGM SJM Agreement, dated as of March 15, 2019, between MGM Grand Paradise Limited and Sociedade de Jogos de Macau, S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 18, 2019).

10.2(4)

Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.2(5)

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

10.4(4)

Third Amendment to Master Lease Agreement, dated as of January 29, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on January 29, 2019).

10.4(5)

Fourth Amendment to Master Lease Agreement, dated as of March 7, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on March 8, 2019).

10.4(6)

Fifth Amendment to Master Lease Agreement, dated as of April 1, 2019, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP on Form 8-K filed on April 4, 2019).

10.4(7)

Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.4(8)

Tax Protection Agreement, by and among Bellagio, LLC, BCORE Paradise Parent LLC and BCORE Paradise JV LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2019).

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

*10.5(13)

Employment Agreement, effective as of November 15, 2016, between the Company and John McManus (incorporated by references to Exhibit 10.5(14) of the Company’s Annual Report on Form 10-K filed on February 27, 2019).

*10.5(14)	Employment Agreement, effective as of March 25, 2019, between the Company and Atif Rafiq.

*10.5(15)

Amended and Restated Deferred Compensation Plan for Non-employee Directors, effective as of June 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014).

*10.5(16)

Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(17)

Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(18)	Form of Sign-On RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016).
*10.5(19)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through March 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.5(20)

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

*10.5(22)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(23)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(24)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2013 and thereafter (incorporated by reference to Exhibit 10.4(43) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.5(25)

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

*10.5(27)

MGM Growth Properties LLC 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 of MGM Growth Properties LLC (File No. 333-210832) filed on April 19, 2016).

*10.5(28)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(29)

MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(30)	Retirement Policy for Senior Officers, adopted January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2017).
*10.5(31)	Amended and Restated Retirement Policy for Senior Officers, dated October 7, 2019.

*10.5(32)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(33)	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(34)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(35)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(36)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(37)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(38)	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.5(40) to the Company’s Annual Report on Form 10 K filed on March 1, 2018).
*10.5(39)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.5(40)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) to the Company’s Annual Report on Form 10‑K filed on March 1, 2018).
*10.5(41)	Form of Performance Share Unit Agreement (Annual Grant).
*10.5(42)	Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus).
*10.5(43)	Form of Restricted Stock Unit Agreement (with Performance Hurdle).
*10.5(44)	Form of Restricted Stock Unit Agreement (no Performance Hurdle).
*10.5(45)	Form of Relative Performance Share Unit Agreement (Annual Grant).
*10.5(46)	Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus).
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.
*	Management contract or compensatory plan or arrangement.
**

Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 and Exhibit 104 to this Form 10-K shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
James J. Murren
/s/ Corey I. Sanders	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2020
Corey I. Sanders
/s/ Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Robert C. Selwood
/s/ Mary Chris Jammet	Director	February 27, 2020
Mary Chris Jammet
/s/ William W. Grounds	Director	February 27, 2020
William W. Grounds
/s/ Alexis M. Herman	Director	February 27, 2020
Alexis M. Herman
/s/ Roland Hernandez	Director	February 27, 2020
Roland Hernandez
/s/ John B. Kilroy, Jr.	Director	February 27, 2020
John B. Kilroy, Jr.

/s/ Rose McKinney-James	Director	February 27, 2020
Rose McKinney-James
/s/ Keith A. Meister	Director	February 27, 2020
Keith A. Meister
/s/ Paul Salem	Director	February 27, 2020
Paul Salem
/s/ Gregory M. Spierkel	Director	February 27, 2020
Gregory M. Spierkel
/s/ Jan Swartz	Director	February 27, 2020
Jan Swartz
/s/ Daniel J. Taylor	Director	February 27, 2020
Daniel J. Taylor