Form 10-Q
period 2020-03-31
MGM Resorts International
filed 2020-05-01
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2020
Common Stock, $0.01 par value	493,217,676 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$6,016,417	$2,329,604
Accounts receivable, net	454,826	612,717
Inventories	106,327	102,888
Income tax receivable	44,459	27,167
October 1 litigation insurance receivable	735,000	735,000
Prepaid expenses and other	240,900	200,317
Total current assets	7,597,929	4,007,693

Property and equipment, net	15,172,959	18,285,955

Other assets
Investments in and advances to unconsolidated affiliates	1,596,170	822,366
Goodwill	2,091,595	2,084,564
Other intangible assets, net	3,795,850	3,826,504
Operating lease right-of-use assets, net	8,425,653	4,392,481
Other long-term assets, net	438,749	456,793
Total other assets	16,348,017	11,582,708
	$39,118,905	$33,876,356
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$202,735	$235,437
Construction payable	40,961	74,734
Accrued interest on long-term debt	108,694	122,250
October 1 litigation liability	735,000	735,000
Other accrued liabilities	1,538,857	2,024,002
Total current liabilities	2,626,247	3,191,423

Deferred income taxes, net	2,388,072	2,106,506
Long-term debt, net	11,743,348	11,168,904
Operating lease liabilities	8,374,987	4,277,970
Other long-term obligations	564,608	363,588
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	89,642	105,046
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 493,154,946 and 503,147,632 shares	4,932	5,031
Capital in excess of par value	3,274,454	3,531,099
Retained earnings	4,934,302	4,201,337
Accumulated other comprehensive loss	(39,774)	(10,202)
Total MGM Resorts International stockholders' equity	8,173,914	7,727,265
Noncontrolling interests	5,158,087	4,935,654
Total stockholders' equity	13,332,001	12,662,919
	$39,118,905	$33,876,356

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Casino	$1,054,026	$1,626,346
Rooms	433,951	574,215
Food and beverage	396,709	520,221
Entertainment, retail and other	269,945	344,374
Reimbursed costs	98,186	111,755
	2,252,817	3,176,911
Expenses
Casino	628,670	902,757
Rooms	172,609	203,994
Food and beverage	339,636	400,239
Entertainment, retail and other	199,063	243,630
Reimbursed costs	98,186	111,755
General and administrative	574,306	525,112
Corporate expense	143,808	129,436
Preopening and start-up expenses	122	3,287
Property transactions, net	54,975	8,776
Gain on REIT transactions, net	(1,491,945)	—
Depreciation and amortization	318,290	316,414
	1,037,720	2,845,400
Income from unconsolidated affiliates	35,748	38,749
Operating income	1,250,845	370,260
Non-operating income (expense)
Interest expense, net of amounts capitalized	(157,137)	(216,120)
Non-operating items from unconsolidated affiliates	(32,621)	(18,165)
Other, net	(124,264)	1,693
	(314,022)	(232,592)
Income before income taxes	936,823	137,668
Provision for income taxes	(262,304)	(71,511)
Net income	674,519	66,157
Less: Net (income) loss attributable to noncontrolling interests	132,350	(34,860)
Net income attributable to MGM Resorts International	$806,869	$31,297
Net income per share of common stock attributable to MGM Resorts International
Basic	$1.64	$0.05
Diluted	$1.64	$0.05
Weighted average common shares outstanding
Basic	495,415	534,219
Diluted	496,984	537,506

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$674,519	$66,157
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	28,336	(12,405)
Unrealized loss on cash flow hedges	(83,086)	(13,323)
Other comprehensive loss	(54,750)	(25,728)
Comprehensive income	619,769	40,429
Less: Comprehensive (income) loss attributable to noncontrolling interests	157,352	(24,644)
Comprehensive income attributable to MGM Resorts International	$777,121	$15,785

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$674,519	$66,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	318,290	316,414
Amortization of debt discounts, premiums and issuance costs	7,935	9,373
Loss on early retirement of debt	126,743	—
Provision for doubtful accounts	21,980	8,378
Stock-based compensation	36,898	32,136
Property transactions, net	54,975	8,776
Gain on REIT transactions, net	(1,491,945)	—
Noncash lease expense	51,096	14,990
Income from unconsolidated affiliates	(3,127)	(20,584)
Distributions from unconsolidated affiliates	13,886	—
Deferred income taxes	277,221	67,827
Change in operating assets and liabilities:
Accounts receivable	136,225	48,961
Inventories	(3,322)	423
Income taxes receivable and payable, net	(17,295)	9,897
Prepaid expenses and other	(40,111)	(40,450)
Accounts payable and accrued liabilities	(577,936)	(109,932)
Other	(8,969)	(12,584)
Net cash provided by (used in) operating activities	(422,937)	399,782
Cash flows from investing activities
Capital expenditures, net of construction payable	(73,110)	(183,252)
Dispositions of property and equipment	175	341
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	2,455,839	—
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)
Investments in unconsolidated affiliates	(20,649)	(9,558)
Distributions from unconsolidated affiliates	426	31,850
Other	—	(30,511)
Net cash provided by (used in) investing activities	2,362,681	(726,811)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	1,289,434	(289,767)
Issuance of long-term debt	—	750,000
Retirement of senior notes and senior debentures	(846,724)	(850,000)
Debt issuance costs	(9,339)	(10,111)
Proceeds from issuance of bridge loan facility	1,304,625	—
Issuance of MGM Growth Properties Class A shares, net	524,616	548,391
Dividends paid to common shareholders	(73,904)	(69,799)
Distributions to noncontrolling interest owners	(72,653)	(46,539)
Purchases of common stock	(353,720)	—
Other	(17,582)	(7,324)
Net cash provided by financing activities	1,744,753	24,851
Effect of exchange rate on cash	2,316	(1,180)
Cash and cash equivalents
Net increase (decrease) for the period	3,686,813	(303,358)
Balance, beginning of period	2,329,604	1,526,762
Balance, end of period	$6,016,417	$1,223,404
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$162,002	$209,347
Federal, state and foreign income taxes paid (received), net of refunds	2,439	(6,429)
Non-cash investing and financing activities
Empire City Transaction assets acquired	$—	$625,000
Investment in MGP BREIT Venture	802,000	—
MGP BREIT Venture assumption of bridge loan facility	1,304,625	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net income (loss)	—	—	—	806,869	—	806,869	(134,218)	672,651
Currency translation adjustment	—	—	—	—	15,807	15,807	12,529	28,336
Other comprehensive income - cash flow hedges	—	—	—	—	(45,555)	(45,555)	(37,531)	(83,086)
Stock-based compensation	—	—	35,626	—	—	35,626	1,272	36,898
Issuance of common stock pursuant to stock-based compensation awards	868	10	(6,436)	—	—	(6,426)	—	(6,426)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(7,962)	(7,962)
Dividends declared to common shareholders ($0.15 per share)	—	—	—	(73,904)	—	(73,904)	—	(73,904)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(62,389)	(62,389)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchase of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable non-controlling interest to redemption value	—	—	8,070	—	—	8,070	—	8,070
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture Transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Other	—	—	(121)	—	(411)	(532)	(272)	(804)
Balances, March 31, 2020	493,155	$4,932	$3,274,454	$4,934,302	$(39,774)	$8,173,914	$5,158,087	$13,332,001

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	31,297	—	31,297	32,635	63,932
Currency translation adjustment	—	—	—	—	(6,906)	(6,906)	(5,499)	(12,405)
Other comprehensive loss - cash flow hedges	—	—	—	—	(8,606)	(8,606)	(4,717)	(13,323)
Stock-based compensation	—	—	30,950	—	—	30,950	1,186	32,136
Issuance of common stock pursuant to stock-based compensation awards	305	3	(4,278)	—	—	(4,275)	—	(4,275)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,133)	(5,133)
Dividends declared to common shareholders ($0.13 per share)	—	—	—	(69,799)	—	(69,799)	—	(69,799)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(42,064)	(42,064)
Issuance of restricted stock units	—	—	1,546	—	—	1,546	—	1,546
Adjustment of redeemable non-controlling interest to redemption value	—	—	(3,825)	—	—	(3,825)	—	(3,825)
Empire City acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	57,196	—	(774)	56,422	472,421	528,843
Park MGM transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Other	—	—	2,015	—	23	2,038	(917)	1,121
Balances, March 31, 2019	537,156	$5,372	$4,420,463	$2,384,977	$(24,608)	$6,786,204	$4,431,661	$11,217,865

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

As of March 31, 2020, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns and operates along with local investors, MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates the Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, except as otherwise agreed to in connection with the waiver agreement discussed below. As of March 31, 2020, the Company owned 60.6% of the Operating Partnership units, and MGP held the remaining 39.4% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. Pursuant to a lease agreement between a subsidiary of the Company and a venture, 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”), the Company leases the real estate assets of Bellagio from such venture (the “Bellagio BREIT Venture”). Additionally, pursuant to a lease agreement between a subsidiary of the Company and MGP BREIT Venture (as defined below), a subsidiary of the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from MGP BREIT Venture. Refer to Note 6 for further discussion of the leases.

On February 14, 2020, the Company completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed entity (“MGP BREIT Venture”), owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company representing 5% of the equity value of MGP BREIT Venture. The Company recorded the difference between consideration received of $2.5 billion and the carrying value of the MGM Grand real estate assets of $733 million and selling costs of $27 million as a net gain on sale of assets of $1.7 billion, which is reflected within Gain on REIT transactions, net in the consolidated statements of operations. The Company also recorded the difference between consideration received of $2.1 billion and the carrying value of the Mandalay Bay real estate assets of $2.3 billion and selling costs of $11 million as a net loss on sale of assets of $252 million, which is reflected within Gain on REIT transactions, net in the consolidated statements of operations. In connection with the transactions, the Company provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon) as further discussed in Note 7. On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with a subsidiary of the Company for the real estate assets of Mandalay Bay and MGM Grand Las Vegas as further discussed in Note 6. Additionally, the existing master lease with MGP was modified to remove the Mandalay Bay property and the annual rent under the MGP master lease was reduced by $133 million, as further discussed in Note 11.

Also, on January 14, 2020, the Company, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to the Company in connection with the Company exercising its right to require the Operating Partnership to redeem Operating Partnership units that the Company holds, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or the Company receiving cash proceeds of $1.4 billion as consideration for the redemption of the Company’s Operating Partnership units.

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

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Park MGM. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. See Note 3 for additional information related to CityCenter.

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 10 for additional information about the Company’s segments.

Financial Impact of COVID-19. The novel coronavirus (“COVID-19”) pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. As of March 17, 2020, all of the Company’s domestic properties were temporarily closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, the Company’s domestic properties are effectively generating no revenue.  In Macau, pursuant to a request from the government of Macau, MGM China suspended all operations at MGM Macau and MGM Cotai for a 15-day period that commenced on February 5, 2020,  other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests in that period. While the properties have since re-opened, several travel and entry restrictions in Macau, Hong Kong, and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme, the temporary suspension of ferry services and other modes of transportation, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to the Company’s Macau properties, which continues to have a material impact on MGM China’s results of operations. The Company cannot predict the degree, or duration, to which its operations will be affected by the COVID-19 outbreak, and the effects could be material.

Due to the continued impact of the outbreak of COVID-19, the Company and MGM China each entered into amendments to its credit agreement, as further discussed in Note 4.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2019 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s investments in unconsolidated affiliates are accounted for under the equity method when the Company can exercise significant influence over, or has joint control of, the unconsolidated affiliate, such as CityCenter and MGP BREIT Venture.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2020, on a consolidated basis MGP had total assets of $11.9 billion, primarily related to its real estate investments, and total liabilities of $4.8 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $61 million as of March 31, 2020. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, as further discussed in Note 7.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wagers transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three months ended March 31, 2020 and 2019, commissions and incentives provided to gaming customers were $454 million and $602 million, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2020	2019	2020	2019	2020	2019
	(in thousands)
Balance at January 1	$314,570	$323,811	$126,966	$113,293	$481,095	$667,285
Balance at March 31	301,333	307,912	128,650	119,033	371,479	613,764
Increase / (decrease)	$(13,237)	$(15,899)	$1,684	$5,740	$(109,616)	$(53,521)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10.

Leases. The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three months ended March 31, 2020 and 2019, lease revenues from third-party tenants include $10 million and $12 million recorded within food and beverage revenue, respectively, and $19 million and $22 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Recently issued accounting standards. In June 2016, the FASB issued ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (CECL) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASC 326 on January 1, 2020, which did not have a material impact on its financial statements or accounting policies. The Company now utilizes a forward-looking current expected credit loss model for accounts receivables, guarantees, and other financial instruments.

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

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$567,026	$568,879
MGP BREIT Venture (50.1% owned by the Operating Partnership)	803,183	—
Other	225,961	253,487
	$1,596,170	$822,366

The Company recorded its share of income from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Income from unconsolidated affiliates	$35,748	$38,749
Non-operating items from unconsolidated affiliates	(32,621)	(18,165)
	$3,127	$20,584

The following table summarizes information related to the Company’s share of income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
CityCenter	$20,666	$34,849
MGP BREIT Venture	19,950	—
Other	(4,868)	3,900
	$35,748	$38,749

CityCenter distributions. In April 2020, CityCenter paid a $101 million dividend, of which the Company received its 50% share, or approximately $51 million. In March 2019, CityCenter paid a $64 million dividend, of which the Company received its 50% share, or approximately $32 million.

MGP BREIT Venture distributions. For the quarter ended March 31, 2020, the Operating Partnership received $12 million in distributions from MGP BREIT Venture.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Senior credit facility	$1,489,000	$—
Operating Partnership senior credit facility	1,350,000	1,703,750
MGM China credit facility	825,690	667,404
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
5.75% senior notes, due 2025	675,000	1,000,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	500,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	1,000,000
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
7% debentures, due 2036	552	552
	11,815,242	11,271,706
Less: Premiums, discounts, and unamortized debt issuance costs, net	(71,894)	(102,802)
	$11,743,348	$11,168,904

Debt due within one year of the December 31, 2019 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving senior credit facilities.

Senior credit facility. At March 31, 2020, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At March 31, 2020, $1.5 billion was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 2.93%.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company used proceeds from the transaction to repay and terminate the $1.5 billion outstanding on its existing revolving facility in full and entered into a new unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures in February 2025. The Company incurred a $4 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at March 31, 2020.

In April 2020, the Company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides the Company a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date the Company delivers to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date the Company delivers to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, the Company pledged the Operating Partnership units held by loan parties under the credit agreement to the lenders as collateral. The Company also agreed to certain limitations including, among other things, further restricting its ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, the Company agreed to a liquidity test that requires the Company’s borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

Operating Partnership senior credit facility and bridge facility. At March 31, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee for debt of the MGP BREIT Venture, and permit incurrence of a bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off all $399 million outstanding on the term loan A facility in full. The Company incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations. At March 31, 2020, $1.35 billion was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 3.19%. The Operating Partnership was in compliance with its credit facility covenant at March 31, 2020.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of March 31, 2020, the Operating Partnership has effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps that qualified as cash flow hedges was $117 million recorded as a liability as of March 31, 2020 and $7 million recorded as an asset and $28 million recorded as a liability as of December 31, 2019. The fair value of interest rate swaps that do not qualify as cash flow hedges was $15 million and $3 million, recorded as a liability as of March 31, 2020 and December 31, 2019, respectively. Interest rate swaps in an asset position are recorded within “Other long-term assets” and those in a liability position are recorded within “Other long-term liabilities.”

MGM China credit facility. At March 31, 2020, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. At March 31, 2020, $826 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 3.88%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio.

Due to the continued impact of the outbreak of COVID-19, discussed in Note 1, MGM China entered into a further amendment of its credit agreement, effective April 9, 2020 that provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio beginning in the second quarter of 2020 through the second quarter of 2021. MGM China was in compliance with its credit facility covenants at March 31, 2020.

Senior Notes. On April 23, 2020, the Company commenced an offering for $750 million in aggregate principal amount of 6.750% senior notes due 2025. The transaction is scheduled to close on May 4, 2020, subject to customary closing conditions.

In March 2020, the Company completed cash tender offers for an aggregate amount of $750 million of its senior notes, comprised of $325 million principal amount of its outstanding 5.75% senior notes due 2025, $100 million principal amount of its outstanding 4.625% senior notes due 2026, and $325 million principal amount of its outstanding 5.5% senior notes due 2027. The Company incurred a $105 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $11.1 billion and $12.1 billion at March 31, 2020 and December 31, 2019, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 28.0% and 51.9% for the three months ended March 31, 2020 and 2019 respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Due to the impact of COVID-19 on its business operations, the Company increased its valuation allowances for Macau deferred tax assets and its foreign tax credits (“FTCs”) by $25 million and $13 million, respectively, with a corresponding increase to provision for income taxes for the quarter ended March 31, 2020. In addition, the Company recorded an income tax benefit of $6 million resulting from recently issued guidance related to deductions for employee dining facilities and income tax expense of $349 million related to the MGP BREIT Venture Transaction that closed on February 14, 2020.

The Company's FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to assumptions used in this assessment could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

On March 30, 2020, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through June 26, 2022, concurrent with the end of the term of its gaming subconcession. The prior exemption was set to expire on March 31, 2020. The Company previously re-measured its net deferred tax liability for MGM Grand Paradise during 2019 assuming it would receive the complementary tax exemption extension through June 26, 2022 as a result of required non-discriminatory treatment among gaming concessionaires and sub-concessionaires under Macanese law. As a result, no additional remeasurement is required for the three months ended March 31, 2020. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

NOTE 6 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 11 for further discussion of the master lease with MGP.

Bellagio real estate assets. The lease requires the Company to spend a specified percentage of net revenues at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding two-year period.  The Company was in compliance with its applicable covenants as of March 31, 2020.

Mandalay Bay and MGM Grand Las Vegas real estate assets. Pursuant to a lease agreement between a subsidiary of the Company and MGP BREIT Venture, the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from the MGP BREIT Venture. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for an initial annual rent of $292 million with a fixed 2% escalator for the first fifteen years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. The Company does not consider the renewal options reasonably certain of being exercised and, accordingly, has determined the lease term to be 30 years. In consideration of such, the Company determined the expected lease term of 30 years to be less than 75% of the economic useful life of the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Further, the MGP BREIT Venture provided its implicit rate to the Company, with which the Company determined that the present value of the future lease payments is less than 90% of the fair market value of the Mandalay Bay and MGM Grand Las Vegas real estate assets.  Accordingly, in consideration of these lease classification tests, as well as the fact that the lease does not transfer ownership of the assets back to the Company at the end of the lease term or grant the Company a purchase option and the real estate assets have alternative uses at the end of the lease term,  the Company classified the Mandalay Bay and MGM Grand Las Vegas lease as an operating lease.

In addition, the lease requires the Company to spend a specified percentage of net revenues at the properties on capital expenditures and for the Company to comply with certain financial covenants, beginning on June 30, 2020, which, if not met, will require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease expense cost, primarily classified within "General and administrative"	$152,536	$24,348

Finance lease costs
Interest expense	$(952)	$209
Amortization expense	17,406	2,591
Total finance lease costs	$16,454	$2,800

	March 31,	December 31,
	2020	2019
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net	$8,425,653	$4,392,481
Operating lease liabilities - short-term, classified within "Other accrued liabilities"	$33,398	$67,473
Operating lease liabilities - long-term	8,374,987	4,277,970
Total operating lease liabilities	$8,408,385	$4,345,443

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$243,120	$93,437
Finance lease liabilities - short-term, classified within "Other accrued liabilities"	$76,485	$27,975
Finance lease liabilities - long-term, classified within "Other long-term obligations"	177,452	67,182
Total finance lease liabilities	$253,937	$95,157

Weighted-average remaining lease term (years)
Operating leases	30	31
Finance leases	4	4

Weighted-average discount rate (%)
Operating leases	8	7
Finance leases	3	3

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$122,906	$17,365
Operating cash outflows from finance leases	1,722	209
Financing cash outflows from finance leases	11,040	1,486

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,121,442	$1,899
Finance leases	167,089	326

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31, 2020	(In thousands)
2020 (excluding the three months ended March 31, 2020)	$452,202	$64,221
2021	613,117	71,222
2022	616,952	69,376
2023	625,291	60,968
2024	635,754	—
Thereafter	20,445,875	—
Total future minimum lease payments	23,389,191	265,787
Less: Amount of lease payments representing interest	(14,980,806)	(11,850)
Present value of future minimum lease payments	8,408,385	253,937
Less: Current portion	(33,398)	(76,485)
Long-term lease obligations	$8,374,987	$177,452

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

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, the Company’s insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, the Company expects that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. The Company has $751 million of insurance coverage available to fund. Following the mediation a few additional lawsuits were filed against the Company and/or certain of its subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although the Company continues to believe it is not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, the Company believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, the Company believes that it is probable a loss will be incurred and, as of March 31, 2020, the Company accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, the Company recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While the Company intends for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

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

Other guarantees.  The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million as of March 31, 2020 and such limit was increased to $850 million in connection with the amendment to the credit facility discussed in Note 4. At March 31, 2020, $11 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at March 31, 2020. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee in an amount of approximately $103 million (when giving effect to foreign currency exchange rate fluctuations) to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon the expiration of the gaming subconcession in June 2022.

Bellagio BREIT Venture guarantee. The Company provides a shortfall guarantee of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture, which matures in 2029. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Bellagio owned by Bellagio BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

MGP BREIT Venture guarantee. The Company provides a shortfall guarantee of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of MGP BREIT Venture, which has an initial term of twelve years, maturing in 2032, with an anticipated repayment date of March 2030. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Mandalay Bay and MGM Grand Las Vegas, owned by MGP BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

The Operating Partnership provides a guarantee for the losses incurred by the lenders of the indebtedness of the MGP BREIT Venture arising out of certain bad acts by the Operating Partnership, its venture partner, or the venture, such as fraud or willful misconduct, based on the party’s percentage ownership of the MGP BREIT Venture. This guarantee is capped at 10% of the principal amount outstanding at the time of the loss. The Operating Partnership and its venture partner have separately indemnified each other for the other party’s share of the overall liability exposure, if at fault. The guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

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

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$806,869	$31,297
Adjustment related to redeemable noncontrolling interests	8,070	(3,825)
Net income available to common stockholders - basic	814,939	27,472
Potentially dilutive effect due to MGP and MGM China stock compensation plans	—	(52)
Net income attributable to common stockholders - diluted	$814,939	$27,420
Denominator:
Weighted-average common shares outstanding - basic	495,415	534,219
Potential dilution from share-based awards	1,569	3,287
Weighted-average common and common equivalent shares - diluted	496,984	537,506
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	3,876	1,929

NOTE 9 — STOCKHOLDERS’ EQUITY

Noncontrolling interest ownership transactions

Empire City transaction. On January 29, 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration that included the issuance of approximately 13 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Empire City transaction, the Company indirectly owned 74.6% of the partnership units in the Operating Partnership.

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

Park MGM transaction. On March 7, 2019, the Company entered into an amendment to the MGP master lease with respect to investments made by the Company related to Park MGM and NoMad Las Vegas property for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

MGP Class A share issuance – Forwards. On February 11, 2020 through February 13, 2020, MGP settled approximately 13 million Class A shares issued under forward sales agreements. In connection with settlements, the Operating Partnership issued approximately 13 million Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the settlements, the Company indirectly owned 61.2% of the partnership units in the Operating Partnership.

MGP Class A share issuance – BREIT. On February 14, 2020, in connection with MGP’s registered sale of approximately 5 million Class A shares to BREIT, the Operating Partnership issued approximately 5 million Operating Partnership units to MGP. The

Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.3% of the partnership units in the Operating Partnership.

MGP Class A share issuance – MGP BREIT Venture Transaction. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company. Subsequent to the issuance, and as of March 31, 2020, the Company indirectly owned 60.6% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On April 30, 2020 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on June 15, 2020 to holders of record on June 10, 2020.

MGM Resorts International stock repurchase program. In February 2020, upon substantial completion of the $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $4 million as of March 31, 2020 and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of March 31, 2020.

There were no repurchases made during the three months ended March 31, 2019.

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, January 1, 2020	$(2,747)	$(10,829)	$3,374	$(10,202)
Other comprehensive income (loss) before reclassifications	28,336	(84,549)	—	(56,213)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	1,463	—	1,463
Other comprehensive income (loss), net of tax	28,336	(83,086)	—	(54,750)
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuances	—	—	646	646
MGP BREIT Venture Transaction	—	—	(59)	(59)
Other	—	—	(411)	(411)
Changes in accumulated other comprehensive income (loss):	28,336	(83,086)	176	(54,574)
Other comprehensive income (loss) attributable to noncontrolling interest	(12,529)	37,531	—	25,002
Balances, March 31, 2020	$13,060	$(56,384)	$3,550	$(39,774)

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

The Company’s management utilizes Adjusted Property EBITDAR as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as Adjusted EBITDAR before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, CEO transition expense, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple net operating and ground leases, income from unconsolidated affiliates related to investments in REITs, and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$274,673	$324,704
Rooms	362,864	468,852
Food and beverage	288,763	365,522
Entertainment, retail and other	207,506	269,110
	1,133,806	1,428,188
Regional Operations
Casino	536,630	574,156
Rooms	55,879	71,798
Food and beverage	95,092	117,879
Entertainment, retail and other	38,059	40,112
	725,660	803,945
MGM China
Casino	240,414	663,565
Rooms	15,209	33,564
Food and beverage	12,780	30,713
Entertainment, retail and other	3,484	6,362
	271,887	734,204
Reportable segment net revenues	2,131,353	2,966,337
Corporate and other	121,464	210,574
	$2,252,817	$3,176,911
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$267,599	$403,651
Regional Operations	151,720	211,797
MGM China	(21,990)	192,811
Reportable segment Adjusted Property EBITDAR	397,329	808,259

Other operating income (expense)
Corporate and other	(102,237)	(60,531)
Preopening and start-up expenses	(122)	(3,287)
Property transactions, net	(54,975)	(8,776)
Gain on REIT transactions, net	1,491,945	—
Depreciation and amortization	(318,290)	(316,414)
CEO transition expense	(44,401)	—
Restructuring	—	(41,098)
Triple net operating lease and ground lease rent expense	(141,918)	(7,893)
Income from unconsolidated affiliates related to investments in REITs	23,514	—
Operating income	1,250,845	370,260
Non-operating income (expense)
Interest expense, net of amounts capitalized	(157,137)	(216,120)
Non-operating items from unconsolidated affiliates	(32,621)	(18,165)
Other, net	(124,264)	1,693
	(314,022)	(232,592)
Income before income taxes	936,823	137,668
Provision for income taxes	(262,304)	(71,511)
Net income	674,519	66,157
Less: Net (income) loss attributable to noncontrolling interests	132,350	(34,860)
Net income attributable to MGM Resorts International	$806,869	$31,297

NOTE 11 — RELATED PARTY TRANSACTIONS

MGP

As further described in Note 1, pursuant to the master lease with MGP, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Northfield Park from MGP.

On February 14, 2020, the Company amended the MGP master lease to remove Mandalay Bay from such master lease and the annual rent under the MGP master lease was reduced by $133 million to $813 million.

The annual rent payments under the MGP master lease for the fifth lease year, which commenced on April 1, 2020, increased to $828 million from $813 million, as a result of the fourth 2.0% fixed annual rent escalator that went into effect on April 1, 2020.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

Bellagio BREIT Venture

The Company has a 5% ownership interest in the Bellagio BREIT Venture which owns the Bellagio real estate assets and leased back such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 6 for further information related to the Bellagio lease.

MGP BREIT Venture

On February 14, 2020, a subsidiary of the Company entered into a lease for the real estate assets of Mandalay Bay and MGM Grand Las Vegas with the MGP BREIT Venture, in which MGP has a 50.1% ownership interest. Refer to Note 6 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

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

Financial Impact of COVID-19

The spread of a novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition.

As of March 17, 2020, all of our domestic properties were temporarily closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our domestic properties are effectively generating no revenue. We have also seen high levels of room and convention cancellations through the third quarter of 2020 with some tentative re-bookings in the fourth quarter and into 2021. There have not been meaningful cancellations for 2021 related to the COVID-19 pandemic. While we are working closely with government officials on plans to re-open our properties when the government restrictions are lifted, we cannot predict the duration of the shutdowns or any limitations the government or we may impose on our operations when we are able to re-open, which may include, among others, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection as well as other measures at our restaurants and entertainment venues to enforce social distancing measures. In addition, when we are able to re-open, we expect to see weakened demand at our properties in light of continued domestic and international travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing. We expect that our regional properties may open first, with phased re-openings of our Las Vegas strip properties in order to effectively manage resources in light of demand needs and continued compliance with any government-imposed restrictions on our operations or policies we choose to implement as necessary to mitigate the impact of COVID-19.

While our domestic properties are closed, we still face significant fixed and variable costs. We have engaged in aggressive efforts to reduce expenses during this time, including:

• reducing or deferring at least 50% of planned domestic capital expenditures in 2020;

• reducing employee costs, including through hiring freezes, headcount reductions and substantial furloughs of employees and cancellation of merit pay increases;

• initiating a program where certain senior executives and directors voluntarily elected to receive all or a portion of their remaining base salary during 2020 in the form of restricted stock units in lieu of cash; and

• starting with our dividend for the second quarter of 2020, our Board approved a nominal annual dividend of $0.01 per share.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on a preliminary analysis of the CARES Act, the benefits we expect to recognize include:

• refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed;

• relaxation of interest expense deduction limitation for income tax purposes;

• reduction of employer Federal Insurance Contributions Act (“FICA”) taxes equal to 50 percent of wages paid and health care coverage provided to furloughed employees during 2020; and

• deferral of all employer FICA taxes for the remainder of 2020, 50 percent payable by December 2021 and the remainder payable by December 2022.

We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

In January 2020, China implemented a temporary suspension of its visa scheme that permits mainland Chinese to travel to Macau, and on February 4, 2020, the Hong Kong government temporarily suspended all ferry services from Hong Kong to Macau, until further notice. The government of Macau also asked that all gaming operators in Macau suspend casino operations for a 15-day period that commenced on February 5, 2020. As a result, MGM China suspended all operations at MGM Macau and MGM Cotai, other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests in that period. While the properties have since re-opened, several travel and entry restrictions in Macau, Hong Kong, and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme, the temporary suspension of ferry services and other modes of transportation, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to our Macau properties, which continues to have a material impact on MGM China’s results of operations.  Due to the continued impact of the outbreak of COVID-19, MGM China entered into a further amendment to its credit agreement, as further discussed in Note 4.

Other Developments

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

In connection with the transactions, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease requires us to spend 3.5% of net revenues over a rolling five-year period at the properties on capital expenditures and for us to comply with certain financial covenants, which, if not met, will require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period.

In connection with the MGP BREIT Venture Transaction, the existing master lease with MGP was modified to remove the Mandalay Bay property and the annual rent under the MGP master lease was reduced by $133 million.

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or us receiving cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units.

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the first quarter of 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net revenues	$2,252,817	$3,176,911
Operating income	1,250,845	370,260
Net income	674,519	66,157
Net income attributable to MGM Resorts International	806,869	31,297

Summary Operating Results

Consolidated net revenues decreased 29% for the quarter ended March 31, 2020 compared to the prior year quarter due primarily to the temporary suspension of our domestic and Macau casino operations and continued travel restrictions, discussed above, which resulted in a 63% decrease in net revenues at MGM China,  a 21% decrease in net revenues at our Las Vegas Strip Resorts, and a 10% decrease in net revenues at our Regional Operations. In addition, the prior year quarter included $59 million in net revenues from Circus Circus Las Vegas, which was sold in December 2019.

Consolidated operating income increased $881 million to $1.3 billion for the quarter ended March 31, 2020 compared to the prior year quarter. The current quarter included a $1.5 billion gain related to the MGM Grand Las Vegas and Mandalay Bay real estate transaction, which was partially offset by the decrease in net revenues discussed above, a $49 million increase in general and administrative expense, a $14 million increase in corporate expense, and a $46 million increase in property transactions, net. Corporate expense, including share-based compensation for corporate employees, included $44 million in CEO transition expense and $4 million in corporate initiatives costs in the current year quarter. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. The prior year quarter included $20 million in Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $12 million in costs incurred to implement the MGM 2020 Plan, of which $4 million is included in the restructuring costs discussed below, and $3 million in finance modernization initiative costs. Property transactions, net increased in the current quarter compared to the prior year quarter due primarily to a $38 million other-than-temporary impairment charge on an equity method investment. General and administrative expense increased in the current quarter compared to the prior year quarter due primarily to rent expense associated with the Bellagio BREIT Venture and MGP BREIT Venture leases, partially offset by $41 million in restructuring costs incurred in the prior year quarter related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Las Vegas Strip Resorts
Table games win	$195,547	$223,024
Slots win	230,376	278,586
Other	14,517	19,165
Less: Incentives	(165,767)	(196,071)
Casino revenue	274,673	324,704
Rooms	362,864	468,852
Food and beverage	288,763	365,522
Entertainment, retail and other	207,506	269,110
Non-casino revenue	859,133	1,103,484
	1,133,806	1,428,188
Regional Operations
Table games win	164,198	198,075
Slots win	494,255	520,319
Other	81,853	66,611
Less: Incentives	(203,676)	(210,849)
Casino revenue	536,630	574,156
Rooms	55,879	71,798
Food and beverage	95,092	117,879
Entertainment, retail and other	38,059	40,112
Non-casino revenue	189,030	229,789
	725,660	803,945
MGM China
VIP table games win	108,543	342,407
Main floor table games win	187,610	444,602
Slots win	28,918	68,444
Less: Commissions and incentives	(84,657)	(191,888)
Casino revenue	240,414	663,565
Rooms	15,209	33,564
Food and beverage	12,780	30,713
Entertainment, retail and other	3,484	6,362
Non-casino revenue	31,473	70,639
	271,887	734,204
Reportable segment net revenues	2,131,353	2,966,337
Corporate and other	121,464	210,574
	$2,252,817	$3,176,911

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 15% for the quarter ended March 31, 2020 compared to the prior year quarter due primarily to the temporary closure of our properties, discussed above, which resulted in decreases in table games win and slots win of 12% and 17%, respectively. In addition, the prior year quarter included casino revenue from Circus Circus Las Vegas. Excluding Circus Circus Las Vegas, casino revenue decreased 12% compared to the prior year quarter.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Table Games Drop	$841	$968
Table Games Win %	23.2%	23.0%
Slots Handle	$2,457	$3,051
Slots Hold %	9.4%	9.1%

Las Vegas Strip Resorts rooms revenue decreased 23% for the quarter ended March 31, 2020 compared to the prior year quarter primarily due to the decrease in available rooms related to the temporary closure of our properties, as discussed above. The prior year quarter included rooms revenue from Circus Circus Las Vegas. Excluding Circus Circus Las Vegas, rooms revenue decreased 18% compared to the prior year quarter.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2020	2019
Occupancy	88%	90%
Average Daily Rate (ADR)(1)	$183	$173
Revenue per Available Room (REVPAR)(1)	$160	$155

(1)	For the three months ended March 31, 2020, ADR and REVPAR include rooms in service at our Las Vegas Strip Resorts through March 16, 2020.

Las Vegas Strip Resorts food and beverage revenue and entertainment, retail and other revenue decreased 21% and 23% for the quarter ended March 31, 2020 compared to the prior year quarter, respectively, primarily due to the temporary closure of our properties, as discussed above. The prior year quarter included food and beverage revenue and entertainment, retail and other revenue from Circus Circus Las Vegas. Excluding Circus Circus Las Vegas, each of food and beverage revenue and entertainment, retail and other revenue decreased 19% compared to the prior year quarter.

Regional Operations

Regional Operations casino revenue decreased 7% for the quarter ended March 31, 2020 compared to the prior year quarter due primarily to the temporary closure of our properties, as discussed above, which resulted in decreases in table games win and slots win of 17% and 5%, respectively. The current year quarter included casino revenue from MGM Northfield Park’s operations, which were acquired from MGP on April 1, 2019, for which casino revenues would have decreased by 15% if not included.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Table Games Drop	$844	$1,013
Table Games Win %	19.4%	19.5%
Slots Handle	$5,170	$5,627
Slots Hold %	9.6%	9.2%

Regional Operations rooms revenue decreased 22% for the quarter ended March 31, 2020 compared to the prior year quarter primarily due to the decrease in available rooms related to the temporary closure of our properties, as discussed above.

Regional Operations food and beverage revenue and entertainment, retail and other revenue decreased 19% and 5% for the quarter ended March 31, 2020, compared to the prior year quarter, respectively, primarily due to the temporary closure of our properties, as discussed above. The current year quarter included food and beverage revenue and entertainment, retail and other revenue from MGM Northfield Park, for which food and beverage revenue and entertainment, retail and other revenue would have decreased by 24% and 14%, respectively, if not included.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
VIP Table Games Turnover	$3,425	$10,011
VIP Table Games Win %	3.2%	3.4%
Main Floor Table Games Drop	$777	$1,993
Main Floor Table Games Win %	24.1%	22.3%

MGM China net revenues decreased 63% for the quarter ended March 31, 2020 compared to the prior year quarter primarily due to the suspension of operations for a 15-day period in February and ongoing travel and entry restrictions in Macau, as discussed above, as well as restrictions on the number of table games allowed to operate and restrictions on the number of seats available at each table. VIP table games win decreased 68% and main floor table games win decreased 58% compared to the prior year quarter.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue decreased $89 million which primarily reflects that the prior year quarter included $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $98 million and $112 million for the quarter ended March 31, 2020 and 2019, respectively. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDAR

The following table presents a detail of Adjusted EBITDAR. Management uses Adjusted Property EBITDAR as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Las Vegas Strip Resorts	$267,599	$403,651
Regional Operations	151,720	211,797
MGM China	(21,990)	192,811
Reportable segment Adjusted Property EBITDAR	397,329	808,259
Corporate and other	(102,237)	(60,531)
Adjusted EBITDAR	$295,092	$747,728

Las Vegas Strip Resorts

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 34% and Adjusted Property EBITDAR margin decreased 466 basis points to 23.6% for the quarter ended March 31, 2020 compared to the prior year quarter primarily as a result of the decrease in revenues resulting from the temporary closure of our properties, as discussed above.

Regional Operations

Adjusted Property EBITDAR at our Regional Operations decreased 28% and Adjusted Property EBITDAR margin decreased by 544 basis points to 20.9% for the quarter ended March 31, 2020 compared to 26.3% in the prior year quarter, primarily as a result of the decrease in revenues resulting from the temporary closure of our properties, as discussed above, partially offset by the inclusion of MGM Northfield Park’s operating results in the current year quarter.

MGM China

MGM China’s Adjusted Property EBTIDAR loss was $22 million for the quarter ended March 31, 2020 compared to Adjusted Property EBITDAR of $193 million in the prior year quarter due primarily to the decrease in revenues resulting from the temporary suspension of casino operations for a 15-day period in February and ongoing travel and entry restrictions in Macau, as well as restrictions on the number of table games allowed to operate and restrictions on the number of seats available at each table, as discussed above. The current quarter included $5 million of license fee expense compared to $13 million in the prior year quarter.

Corporate and other

Adjusted EBITDAR related to corporate and other for the quarter ended March 31, 2020 decreased $42 million compared to the prior year quarter due primarily to a decrease in operating results at our unconsolidated affiliates in the current quarter and the inclusion of $23 million of Adjusted Property EBITDAR related to MGM Northfield Park’s operating results, prior to our acquisition of the operations from MGP on April 1, 2019, in the prior year quarter.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
CityCenter	$20,666	$34,849
MGP BREIT Venture	19,950	—
Other	(4,868)	3,900
	$35,748	$38,749

As of March 17, 2020, CityCenter temporary closed to the public as a result of the unprecedented public health crisis from the COVID-19 pandemic described above. Our share of CityCenter’s operating income, including certain basis difference adjustments, for the quarter ended March 31, 2020 was $21 million compared to $35 million in the prior year quarter due primarily to a decrease in casino and non-casino revenues as a result of such closure. CityCenter’s casino revenues decreased 35% for the quarter ended March 31, 2020 compared to the prior year quarter, and non-casino revenues decreased 18% for the quarter ended March 31, 2020 compared to the prior year quarter due to the closure.

Our share of MGP BREIT Venture’s operating income was $20 million for the quarter ended March 31, 2020 as the Operating Partnership owned its 50.1% interest in the venture beginning February 14, 2020.

Non-operating Results

Interest Expense

Gross interest expense for the quarter ended March 31, 2020 decreased $62 million compared to the prior year quarter due to the decrease in average debt outstanding under our senior credit facilities and senior notes due to early retirement of debt discussed below, as well as due to a decrease in the weighted average interest rate related to our senior credit facility and senior notes. See Note 4 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expenses for the quarter ended March 31, 2020 increased $126 million compared to the prior year quarter, primarily due to a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 4 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was 28.0% compared to 51.9% in the prior year quarter. The effective tax rate for the three months ended March 31, 2020 was driven primarily by tax expense recorded on the MGP BREIT Venture Transaction and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits. The prior year quarter was unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City Acquisition and adjustments to our foreign tax credit valuation allowance.

The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Non-GAAP Measures

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, CEO transition expense, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple net operating and ground leases, income from unconsolidated affiliates related to investments in REITs, and property transactions, net. We utilize “Adjusted Property EBITDAR” as the primary profit measures for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as Adjusted EBITDAR before corporate expense and stock compensation expense, which are not allocated to each operating segment, and before rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Adjusted EBITDAR information is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe these measures are widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR, Adjusted Property EBITDAR, and Adjusted Property EBITDAR margin may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management changed its non-GAAP measures as a result of the Bellagio real estate transaction in the fourth quarter of 2019, including recasting prior periods, to exclude rent expense associated with triple net operating leases and ground leases. We believe excluding rent expense associated with triple net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR and Adjusted Property EBITDAR should not be viewed as measures of overall operating performance, considered in isolation, or as an alternative to net income, because these measures are not presented on a GAAP basis and exclude certain expenses, including the rent expense associated with our triple net operating and ground leases, and are provided for the limited purposes discussed herein.

Adjusted EBITDAR, Adjusted Property EBITDAR and Adjusted Property EBITDAR margin should not be construed as alternatives to operating income or net income, as indicators of our performance; or as alternatives to cash flows from operating activities, as measures of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin information may calculate Adjusted EBITDAR, Adjusted Property EBITDAR or Adjusted Property EBITDAR margin in a different manner and such differences may be material.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income attributable to MGM Resorts International	$806,869	$31,297
Plus: Net income (loss) attributable to noncontrolling interests	(132,350)	34,860
Net income	674,519	66,157
Provision for income taxes	262,304	71,511
Income before income taxes	936,823	137,668
Non-operating (income) expense
Interest expense, net of amounts capitalized	157,137	216,120
Non-operating items from unconsolidated affiliates	32,621	18,165
Other, net	124,264	(1,693)
	314,022	232,592
Operating income	1,250,845	370,260
Preopening and start-up expenses	122	3,287
Property transactions, net	54,975	8,776
Gain on REIT transactions, net	(1,491,945)	—
Depreciation and amortization	318,290	316,414
CEO transition expense	44,401	—
Restructuring	—	41,098
Triple net operating lease and ground lease rent expense	141,918	7,893
Income from unconsolidated affiliates related to investments in REITs	(23,514)	—
Adjusted EBITDAR	$295,092	$747,728

Guarantor Financial Information

As of March 31, 2020, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. Our subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the senior notes. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee worthless.

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.  Certain of our guarantor subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the summarized financial information presented below. These subsidiaries have also accounted for the MGP master lease as an operating lease, recording operating lease liabilities and operating ROU assets with the related rent expense of guarantor subsidiaries reflected within the summarized financial information.

	March 31,	December 31,
	2020	2019
Balance Sheet	(In thousand)
Current assets	$5,221,297	$3,013,995
Investment in the MGP Operating Partnership	2,663,869	2,738,897
Intercompany accounts due from non-guarantor subsidiaries	41,369	40,368
MGP master lease right-of-use asset, net	6,793,873	8,479,721
Other long-term assets	12,750,706	9,477,605
MGP master lease operating lease liabilities – current	138,241	165,656
Other current liabilities	1,872,315	2,278,445
MGP master lease operating lease liabilities – noncurrent	7,296,451	8,960,267
Other long-term liabilities	16,048,379	10,858,422

Three Months Ended
March 31,
2020
Income Statement	(In thousand)
Net revenues	$1,633,530
MGP master lease rent expense	(159,183)
Operating income (loss)	1,454,489
Income (loss) from continuing operations	1,266,953
Net income (loss)	1,026,103
Net income (loss) attributable to MGM Resorts International	1,026,103

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash used in operating activities was $423 million in the three months ended March 31, 2020 compared to cash provided by operating activities of $400 million in the three months ended March 31, 2019. Operating cash flows were significantly negatively impacted by the temporary suspension of our domestic and Macau operations and continued travel restrictions resulting from the COVID-19 pandemic discussed above. In addition to the decrease in our operating results across all properties, the current year period was negatively affected by a change in working capital primarily related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities, partially offset by a decrease in cash paid for interest, as discussed in “Non-operating Results”.

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

Cash provided by investing activities was $2.4 billion in the three months ended March 31, 2020 compared to cash used in investing activities of $727 million in the three months ended March 31, 2019. The change was due primarily to $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas in the current year quarter compared to an outflow of $536 million for the Empire City acquisition in the prior year quarter, and a decrease of $110 million in capital expenditures, partially offset by a $31 million decrease in distributions from unconsolidated affiliates. In the prior year quarter distributions from unconsolidated affiliates related to our share of a $64 million dividend paid by CityCenter in 2019. The decrease in capital expenditures primarily reflects our efforts to reduce or defer planned domestic capital expenditures as we mitigate the impact of the COVID-19 pandemic on our operations and the substantial completion of our MGM Springfield development project, the rebranding at Park MGM, and the expansion of the convention center at MGM Grand Las Vegas in the prior year, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $73 million in the three months ended March 31, 2020, of which $42 million related to MGM China. Capital expenditures at MGM China included $39 million related to projects at MGM Cotai and $3 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $31 million included expenditures relating to information technology, and various room, restaurant, and entertainment venue remodels.

We made capital expenditures of $183 million in the three months ended March 31, 2019, of which $44 million related to MGM China. Capital expenditures at MGM China included $32 million related to projects at MGM Cotai and $12 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $140 million included $24 million related to the construction of MGM Springfield, $22 million related to the Park MGM rebranding project, as well as expenditures relating to information technology, the expansion of the convention center at MGM Grand Las Vegas and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash provided by financing activities increased to $1.7 billion in the three months ended March 31, 2020 from $25 million in the three months ended March 31, 2019. In the three months ended March 31, 2020 we had net proceeds from the incurrence of bridge loan facility of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowed of $443 million as further discussed below, and we repurchased $354 million of our common stock. In comparison in the prior year quarter we repaid net debt of $390 million and had net proceeds from MGP’s issuance of Class A shares in January 2019 of $548 million.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2020, we borrowed net debt of $443 million which consisted of $1.5 billion of borrowings on our senior credit facility, $1.35 billion of borrowings on the Operating Partnership's senior credit facility, and $158 million of net borrowings on MGM China’s revolving facility, partially offset by the repayment of $399 million of the Operating Partnership’s term loan A facility and $1.3 billion of the Operating Partnership’s term loan B facility, and the purchase of $750 million in aggregate amount of our senior notes through our cash tender offers.

In February 2020, in connection with the MGP BREIT Venture Transaction, we used proceeds from the transaction to repay the $1.5 billion outstanding on our existing revolving facility in full and entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures on February 2025.

In February 2020, as a result of the MGP BREIT Venture Transaction, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off all $399 million outstanding on the term loan A facility in full.

In March 2020, with certain of the proceeds from the MGP BREIT Venture Transaction, we completed cash tender offers for an aggregate amount of $750 million of our senior notes, comprised of $325 million principal amount of our outstanding 5.75% senior notes due 2025, $100 million principal amount of our outstanding 4.625% senior notes due 2026, and $325 million principal amount of our outstanding 5.5% senior notes due 2027.

During the three months ended March 31, 2019, we repaid net debt of $390 million which primarily consisted of the repayment of our $850 million 8.625% notes due 2019, the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027, $320 million of net borrowings on our senior credit facility, $140 million of net repayments on our MGM China credit facility, and $470 million of net repayments on the Operating Partnership’s senior credit facility. The proceeds of the Operating Partnership’s $750 million notes issuance along with the proceeds from MGP’s Class A share issuance, discussed above, were primarily used to finance MGP’s acquisition of the real property associated with Empire City, finance the Park MGM Lease Transaction, and repay amounts drawn under the Operating Partnership’s revolving credit facility. The draws under our senior credit facility were primarily used to repay our senior notes due 2019, partially finance our acquisition of Empire City and pay dividends. Additionally, we paid $10 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the three months ended March 31, 2020, we repurchased and retired $354 million of our common stock pursuant to our current $2.0 billion stock repurchase plan. We did not repurchase any shares during the three months ended March 31, 2019. The remaining availability under our $2.0 billion stock repurchase program was approximately $4 million as of March 31, 2020, and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of March 31, 2020.

During the three months ended March 31, 2020, we paid a dividend of $0.15 per share, totaling $74 million, compared to a dividend of $0.13 per share, totaling $70 million, paid in the three months ended March 31, 2019.

The Operating Partnership paid the following distributions to its partnership unit holders during the three months ended March 31, 2020 and 2019:

•	$147 million of distributions paid in January 2020, of which we received $94 million and MGP received $53 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$119 million of distributions paid in January 2019, of which we received $87 million and MGP received $32 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

We held cash and cash equivalents of $6.0 billion at March 31, 2020, of which MGM China held $381 million and the Operating Partnership held $1.8 billion. At March 31, 2020, we had $11.8 billion in principal amount of indebtedness, including $1.5 billion outstanding under our senior secured credit facility, $1.35 billion outstanding under the Operating Partnership credit facility, and $826 million outstanding under the $1.25 billion MGM China revolving credit facility.

The spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition. As of March 17, 2020, all of our domestic properties were temporarily closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our properties are effectively generating no revenue. While our properties are closed, we still face significant fixed and variable costs. We have engaged in aggressive efforts to reduce expenses during this time.

As of March 31, 2020, we are required to make annual rent payments of $813 million under the master lease with MGP, or $429 million net of expected distributions of $384 million from MGP based on MGP’s current annualized dividend rate of $1.90 per share and our 60.6% economic ownership, annual rent payments of $245 million under the lease with Bellagio BREIT Venture, and annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators. On April 1, 2020, the annual rent payments under the master lease with MGP increased to $828 million, or $444 million net of expected distributions, as a result of the 2% fixed rent escalator in connection with the beginning of the fifth lease year. We, excluding MGM China and MGP, have no debt maturing prior to 2022 and currently estimate that while all of our domestic properties are closed, our cash outflows inclusive of net rent, interest, corporate and operating expenses and expected capital expenditures, are approximately $270 million per month. Our Macau properties are currently incurring cash operating expenses, exclusive of rent, interest, variable gaming taxes, corporate expense and expected capital expenditures, of approximately $1.5 million per day, which is significantly in excess of amounts being earned at those properties. MGM China is evaluating its capital spend projects and expects to make capital investments of $75 million to $100 million during the remainder of the year. These estimates are based on current expectations and assumptions, and our actual level of cash outflows (and the actual level of MGM China expenses) could be impacted by unanticipated developments or by events beyond our or MGM China’s control. In addition to our cash and cash equivalent balance, we have significant real estate assets and other holdings. We own MGM Springfield and a 50% interest in CityCenter in Las Vegas, an approximate 56% interest in MGM China, and a 60.6% economic interest in MGP. We have also entered into an agreement with MGP to receive cash for up to $1.4 billion of our existing operating partnership units, which we have not exercised.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe our strong liquidity position, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including when and how we are able to re-open our properties. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results. However, we currently expect the COVID-19 outbreak to impact our operations for the quarter ending June 30, 2020 more  significantly than it has impacted the quarter ended March 31, 2020, primarily as a result of the continued closure of our domestic properties for all, or a significant portion, of the second quarter.

Due to the continued impact of the outbreak of COVID-19, MGM China entered into a further amendment to its credit agreement, effective April 9, 2020 that provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio beginning in the second quarter of 2020 through the second quarter of 2021.

In April 2020, we amended our credit facility to provide us with certain relief from the effects of the COVID-19 pandemic. The amendment provides us a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date we deliver to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date we deliver to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, we pledged the Operating Partnership units held by loan parties under the credit agreement to the lenders as collateral. We also agreed to certain limitations including, among other things, further restricting our ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, we agreed to a liquidity test that requires our borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

Additionally, in April 2020, we commenced an offering for $750 million in aggregate principal amount of 6.750% senior notes due 2025, which is scheduled to close on May 4, 2020, subject to customary closing conditions. We intend to use the net proceeds from the offering of the notes, for general corporate purposes, including, without limitation, further increasing our liquidity position.

In March 2020, MGM China’s Board of Directors recommended a final dividend for 2019 of $41 million, to be paid in 2020 if approved at the upcoming annual shareholders meeting on May 28, 2020, of which we would receive $23 million and noncontrolling interests would receive $18 million.

In April 2020, the Operating Partnership paid $158 million of distributions to its partnership unit holders, of which we received $96 million and MGP received $62 million, which MGP concurrently paid as a dividend to its Class A shareholders.

In April 2020, CityCenter paid a $101 million dividend, of which we received our 50% share, or approximately $51 million.

On April 30, 2020, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on June 15, 2020 to holders of record on June 10, 2020. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies and estimates since year end.

As discussed elsewhere, in response to the outbreak of COVID-19 and the corresponding actions taken to mitigate the spread of the virus, we temporarily suspended operations at our domestic properties. Although our casinos in Macau have re-opened, such properties have experienced significant declines in results given the continued impact of restrictions on travel and operations. As a result, we considered whether circumstances triggered a quantitative review of our goodwill and indefinite-lived intangible assets. We considered the results of our 2019 impairment analysis in which we concluded, for those tested qualitatively, that it was more likely than not that the fair values of our reporting units and indefinite-lived intangibles exceeded their carrying values by a substantial margin and, for those tested quantitatively, that the fair value exceeded carrying value by a substantial margin. We also considered our current market capitalization which indicates a decline in fair values, however, the carrying values of our reporting units continue to be less than the corresponding implied fair values. As of March 31, 2020, we continue to conclude that it is more-likely-than-not that the fair values continue to exceed carrying values and, accordingly, an interim quantitative impairment review of our goodwill and indefinite-lived intangible assets was not triggered.

However, management makes significant judgments and estimates as part of these analyses. If our properties stay closed for longer than management’s expectations or operations do not ramp upon re-opening, it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.  In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

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

As of March 31, 2020, variable rate borrowings represented approximately 20% of our total borrowings after giving effect to the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							March 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(In millions)
Fixed-rate	$—	$—	$1,000	$1,250	$1,800	$4,100	$8,150	$7,474
Average interest rate	N/A	N/A	7.8%	6.0%	5.5%	5.4%	5.8%
Variable rate	$—	$—	$—	$1,350	$826	$1,489	$3,665	$3,665
Average interest rate	N/A	N/A	N/A	3.2%	4.1%	2.9%	3.3%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of March 31, 2020, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $15 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our estimated monthly cash outflows while our domestic properties remain closed as a result of the COVID-19 pandemic, execution of the MGM 2020 Plan and our asset light strategy, our ability to generate significant cash flow and execute on ongoing and future projects, including the development of an integrated resort in Japan, amounts we will spend in capital expenditures and investments, our expectations with respect to future share purchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	the global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time;
•

all of our domestic properties are currently closed, and we are unable to predict when all, or any of, such properties will re-open to the public, or the period of time required for the ramp-up of operations upon re-opening;

•

we have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees;

•

current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments, including the fixed components of our rent payments, and to make planned expenditures;

•

our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, rent payments to the Bellagio BREIT Venture and to the MGP BREIT Venture, and guarantees we provide of the indebtedness of the Bellagio BREIT Venture and MGP BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

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
•

the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence, acts of war or hostility or outbreaks of infectious disease (including the COVID-19 pandemic);

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

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have commenced finance modernization initiatives to implement new accounting systems, which are expected to improve the efficiency of certain business processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.

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

In connection with the mediation of these matters, we and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, our insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, we expect that the total amount placed in the fund to be between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. We have $751 million of insurance coverage available to fund. Following the mediation a few additional lawsuits were filed against us and/or certain of our subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be included. Although we continue to believe we are not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, we believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, we believe that it is probable a loss will be incurred and, as of March 31, 2020, we accrued a liability of $735 million, which represents the low end of the range of probable loss. In addition, we recorded an insurance receivable of $735 million, which represents the entire amount of the liability recorded for the settlement of these cases. While we intend for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain claimants may not join the settlement. In addition, no assurances can be given that the significant conditions to the Settlement Agreement will be satisfied by the Claimants.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those factors previously disclosed in our 2019 Annual Report on Form 10-K, except as discussed below.

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three months ended March 31, 2020 and which we expect to more significantly impact results for the quarter ending June 30, 2020 and potentially thereafter as a result of the increased geographic spread of the pandemic. In particular, all of our domestic properties have been required to close for an undetermined period of time pursuant to various state and local government regulations. While our properties in Macau resumed operations on February 20, 2020, the properties are still subject to limitations on the number of tables allowed to operate and the number of seats available at each table. In addition, several travel and entry restrictions in Macau, Hong Kong and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme, the temporary suspension of ferry services and other modes of transportation, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to our Macau properties, which continue to have a material impact on MGM China’s results of operations.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment (including sporting events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings incorporated by reference herein. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

In addition, although we are evaluating the available benefits under the CARES Act, we cannot predict the manner in which such benefits would be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we may seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we may apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

Furthermore, this Form 10-Q includes estimates of our current and anticipated future cash outflows while our domestic properties remain closed as a result of the COVID-19 pandemic. Our actual level of cash outflows, however, could be impacted by unanticipated developments or by events beyond our control, and accordingly, there can be no assurances that our actual cash outflows will not differ from these estimates, and such differences could be material.

All of our domestic properties are currently closed, and we are unable to predict when all, or any of, such properties will re-open to the public, or the period of time required for the ramp-up of operations upon re-opening. As of March 17, 2020, all of our domestic properties were temporarily closed to the public and have remained closed pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our domestic properties are effectively generating no revenue. We have also seen high levels of room and convention cancellations through the third quarter of 2020, with some tentative re-bookings in the fourth quarter and into 2021.

While we have engaged in aggressive cost reduction efforts in connection with the closures, we still have significant fixed and variable expenses, which will adversely affect our profitability. Furthermore, while we are working closely with government officials on plans to re-open our properties when the government restrictions are lifted, we cannot predict the duration of the shutdowns or any limitations the government may impose on our operations when we are able to re-open, which may include, among others, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection as well as other measures at our restaurants and entertainment venues to enforce social distancing measures. In addition, when we are able to re-open, we expect to see weakened demand at our properties in light of continued domestic and international travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, but we expect that the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees. As a result of the closure of all of our domestic properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing a substantial number of our employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments, including the fixed components of our rent payments, and to make planned expenditures. Our ability to make payments on our substantial indebtedness and significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates (including CityCenter) and subsidiaries (including MGM China and the Operating Partnership), borrow under our senior credit facility or incur new indebtedness. The COVID-19 pandemic has resulted in significant deterioration to regional, national and international economic conditions, which has resulted in substantial declines in our revenues from our operations and expected distributions from our unconsolidated affiliates and subsidiaries, and which has also significantly impacted the value of our common stock, which may reduce our ability to access capital. As previously announced, we have borrowed the full amount available under our $1.5 billion revolving credit facility to increase our cash position and preserve financial flexibility. In addition, on April 21, 2020, we launched the amendment to our credit agreement to provide us with certain relief from the effects of the COVID-19 pandemic. See Note 4 for further discussion. The closing of this offering is not conditioned on the successful completion of the Amendment.

In addition, we have a significant amount of indebtedness maturing in 2022, and thereafter. Our ability to timely refinance and replace our indebtedness in the future will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

Since we cannot predict the duration or severity of the pandemic on our results of operations, we cannot assure you that we will have sufficient cash to satisfy our liquidity needs in the future. Furthermore, if we do need to access additional liquidity, we may not be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2020:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Programs
Period	Purchased	per Share	Announced Program	(In thousands)
January 1, 2020 — January 31, 2020	7,360,836	$32.82	7,360,836	$115,879
February 1, 2020 — February 29, 2020	3,500,000	$32.03	3,500,000	$3,003,776
March 1, 2020 — March 31, 2020	—	$—	—	$3,003,776

In February 2020, upon substantial completion of the $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended March 31, 2020 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.	Exhibits

2.1

Master Transaction Agreement by and among MGM Resorts International, MGM Growth Properties Operating Partnership LP and BCORE Windmill Parent LLC, and, solely with respect to certain sections therein, MGM Growth Properties LLC, dated as of January 14, 2020 (incorporated by reference to Exhibit 2.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on January 14, 2020).

10.1	Amendment to Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.
10.2	Guaranty Agreement, dated as of February 14, 2020.
10.3

Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.4

Sixth Amendment to Master Lease, by and between MGP Lessor, LLC and MGP Lessee, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.5

Tax Protection Agreement, by and among MGM Resorts International, MGM Growth Properties Operating Partnership LP and MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.3 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.6

Credit Agreement, dated as of February 14, 2020, among MGM Resorts International, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.7

Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of MGM Growth Properties LLC Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.8*

CEO Transition Agreement, between MGM Resorts International and James J. Murren, dated February 11, 2020 (incorporated by reference to Exhibit 10.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 14, 2020).

10.9*

Employment Agreement, effective as of April 1, 2020, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

10.10*

Employment Agreement, effective as of April 1, 2020, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

10.11*

Employment Agreement, effective as of April 1, 2020, by and between the Company and John McManus (incorporated by reference to Exhibit 10.3 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

10.12*

Form of RSU Agreement (Named Executive Officer Employment Agreement Awards) (incorporated by reference to Exhibit 10.4 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

10.13*	Form of RSU Agreement (Hornbuckle) (incorporated by reference to Exhibit 10.5 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).
10.14*	Form of RSU Agreement (Equity Election Program).
10.15*	Form of RSU Agreement (Director Equity Election Program).
22	Subsidiary Guarantors
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: May 1, 2020	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Acting Chief Executive Officer and President (Principal Executive Officer)

Date: May 1, 2020		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)