Form 10-Q
period 2020-06-30
MGM Resorts International
filed 2020-08-03
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2020
Common Stock, $0.01 par value	493,281,168 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,835,505	$2,329,604
Accounts receivable, net	287,065	612,717
Inventories	106,791	102,888
Income tax receivable	166,507	27,167
October 1 litigation insurance receivable	751,000	735,000
Prepaid expenses and other	223,900	200,317
Total current assets	6,370,768	4,007,693

Property and equipment, net	14,977,408	18,285,955

Other assets
Investments in and advances to unconsolidated affiliates	1,468,495	822,366
Goodwill	2,091,697	2,084,564
Other intangible assets, net	3,746,734	3,826,504
Operating lease right-of-use assets, net	8,379,607	4,392,481
Other long-term assets, net	436,576	456,793
Total other assets	16,123,109	11,582,708
	$37,471,285	$33,876,356
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$122,428	$235,437
Construction payable	26,707	74,734
Accrued interest on long-term debt	128,430	122,250
October 1 litigation liability	800,000	735,000
Other accrued liabilities	1,497,563	2,024,002
Total current liabilities	2,575,128	3,191,423

Deferred income taxes, net	2,242,707	2,106,506
Long-term debt, net	11,339,561	11,168,904
Operating lease liabilities	8,376,770	4,277,970
Other long-term obligations	529,542	363,588
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	58,795	105,046
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 493,281,168 and 503,147,632 shares	4,933	5,031
Capital in excess of par value	3,333,074	3,531,099
Retained earnings	4,075,812	4,201,337
Accumulated other comprehensive loss	(39,030)	(10,202)
Total MGM Resorts International stockholders' equity	7,374,789	7,727,265
Noncontrolling interests	4,973,993	4,935,654
Total stockholders' equity	12,348,782	12,662,919
	$37,471,285	$33,876,356

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Casino	$163,649	$1,598,312	$1,217,675	$3,224,658
Rooms	31,623	586,503	465,574	1,160,718
Food and beverage	29,771	544,552	426,480	1,064,773
Entertainment, retail and other	48,569	382,738	318,514	727,112
Reimbursed costs	16,197	111,138	114,383	222,893
	289,809	3,223,243	2,542,626	6,400,154
Expenses
Casino	200,393	888,392	829,063	1,791,149
Rooms	41,251	208,643	213,860	412,637
Food and beverage	60,306	426,664	399,942	826,903
Entertainment, retail and other	56,223	269,983	255,286	513,613
Reimbursed costs	16,197	111,138	114,383	222,893
General and administrative	473,564	524,424	1,047,870	1,049,536
Corporate expense	142,578	108,061	286,386	237,497
Preopening and start-up expenses	(82)	879	40	4,166
Property transactions, net	26,349	5,790	81,324	14,566
Gain on REIT transactions, net	—	—	(1,491,945)	—
Depreciation and amortization	299,206	334,788	617,496	651,202
	1,315,985	2,878,762	2,353,705	5,724,162
Income (loss) from unconsolidated affiliates	(8,353)	27,004	27,395	65,753
Operating income (loss)	(1,034,529)	371,485	216,316	741,745
Non-operating income (expense)
Interest expense, net of amounts capitalized	(156,756)	(215,829)	(313,893)	(431,949)
Non-operating items from unconsolidated affiliates	(23,761)	(21,477)	(56,382)	(39,642)
Other, net	8,321	(46,276)	(115,943)	(44,583)
	(172,196)	(283,582)	(486,218)	(516,174)
Income (loss) before income taxes	(1,206,725)	87,903	(269,902)	225,571
Benefit (provision) for income taxes	270,238	(11,734)	7,934	(83,245)
Net income (loss)	(936,487)	76,169	(261,968)	142,326
Less: Net (income) loss attributable to noncontrolling interests	79,230	(32,764)	211,580	(67,624)
Net income (loss) attributable to MGM Resorts International	$(857,257)	$43,405	$(50,388)	$74,702
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(1.67)	$0.08	$(0.02)	$0.13
Diluted	$(1.67)	$0.08	$(0.02)	$0.13
Weighted average common shares outstanding
Basic	493,456	532,365	494,434	533,286
Diluted	493,456	535,417	494,434	536,456

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(936,487)	$76,169	$(261,968)	$142,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	289	26,380	28,625	13,975
Unrealized loss on cash flow hedges	(7,114)	(26,298)	(90,200)	(39,621)
Other comprehensive income (loss)	(6,825)	82	(61,575)	(25,646)
Comprehensive income (loss)	(943,312)	76,251	(323,543)	116,680
Less: Comprehensive (income) loss attributable to noncontrolling interests	82,074	(34,743)	239,426	(59,387)
Comprehensive income (loss) attributable to MGM Resorts International	$(861,238)	$41,508	$(84,117)	$57,293

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(261,968)	$142,326
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	617,496	651,202
Amortization of debt discounts, premiums and issuance costs	15,903	19,735
Loss on early retirement of debt	126,664	53,211
Provision for doubtful accounts	61,859	17,328
Stock-based compensation	55,733	49,198
Property transactions, net	81,324	14,566
Gain on REIT transactions, net	(1,491,945)	—
Noncash lease expense	96,664	31,270
Loss (income) from unconsolidated affiliates	28,987	(26,111)
Distributions from unconsolidated affiliates	38,238	—
Deferred income taxes	129,301	68,613
Change in operating assets and liabilities:
Accounts receivable	248,109	80,080
Inventories	(3,784)	5,113
Income taxes receivable and payable, net	(139,343)	7,436
Prepaid expenses and other	(23,492)	21,682
Accounts payable and accrued liabilities	(641,370)	(147,353)
Other	(23,878)	(20,463)
Net cash provided by (used in) operating activities	(1,085,502)	967,833
Cash flows from investing activities
Capital expenditures, net of construction payable	(140,208)	(321,618)
Dispositions of property and equipment	192	573
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	2,455,839	—
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)
Investments in unconsolidated affiliates	(38,344)	(80,669)
Distributions from unconsolidated affiliates	63,251	90,000
Other	385	(30,170)
Net cash provided by (used in) investing activities	2,341,115	(877,565)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,141,500)	(1,979,956)
Issuance of long-term debt	2,050,000	3,250,000
Retirement of senior notes	(846,797)	(1,759,926)
Debt issuance costs	(40,208)	(45,546)
Proceeds from issuance of bridge loan facility	1,304,625	—
Issuance of MGM Growth Properties Class A shares, net	524,704	613,299
Dividends paid to common shareholders	(75,137)	(138,215)
Distributions to noncontrolling interest owners	(154,648)	(102,418)
Purchases of common stock	(353,720)	(281,833)
Other	(19,496)	(13,184)
Net cash provided by (used in) financing activities	1,247,823	(457,779)
Effect of exchange rate on cash	2,465	1,340
Cash and cash equivalents
Net increase (decrease) for the period	2,505,901	(366,171)
Balance, beginning of period	2,329,604	1,526,762
Balance, end of period	$4,835,505	$1,160,591
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$289,419	$415,196
Federal, state and foreign income taxes paid, net of refunds	1,867	7,069
Non-cash investing and financing activities
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	1,304,625	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, March 31, 2020	493,155	$4,932	$3,274,454	$4,934,302	$(39,774)	$8,173,914	$5,158,087	$13,332,001
Net loss	—	—	—	(857,257)	—	(857,257)	(79,333)	(936,590)
Currency translation adjustment	—	—	—	—	122	122	167	289
Cash flow hedges	—	—	—	—	(4,103)	(4,103)	(3,011)	(7,114)
Stock-based compensation	—	—	17,697	—	—	17,697	1,138	18,835
Issuance of common stock pursuant to stock-based compensation awards	126	1	(575)	—	—	(574)	—	(574)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(19,601)	(19,601)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,233)	—	(1,233)	—	(1,233)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Adjustment of redeemable non-controlling interest to redemption value	—	—	30,950	—	—	30,950	—	30,950
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,507)	—	(47)	(1,554)	663	(891)
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782

Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net loss	—	—	—	(50,388)	—	(50,388)	(213,551)	(263,939)
Currency translation adjustment	—	—	—	—	15,929	15,929	12,696	28,625
Cash flow hedges	—	—	—	—	(49,658)	(49,658)	(40,542)	(90,200)
Stock-based compensation	—	—	53,323	—	—	53,323	2,410	55,733
Issuance of common stock pursuant to stock-based compensation awards	994	11	(7,011)	—	—	(7,000)	—	(7,000)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(89,952)	(89,952)
Dividends declared and paid to common shareholders ($0.1525 per share)	—	—	—	(75,137)	—	(75,137)	—	(75,137)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Issuance of restricted stock units	—	—	2,142	—		2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable non-controlling interest to redemption value	—	—	39,020	—	—	39,020	—	39,020
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture Transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,628)	—	(458)	(2,086)	391	(1,695)
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, March 31, 2019	537,156	$5,372	$4,420,463	$2,384,977	$(24,608)	$6,786,204	$4,431,661	$11,217,865
Net income	—	—	—	43,405	—	43,405	30,476	73,881
Currency translation adjustment	—	—	—	—	14,754	14,754	11,626	26,380
Cash flow hedges	—	—	—	—	(16,651)	(16,651)	(9,647)	(26,298)
Stock-based compensation	—	—	15,991	—	—	15,991	1,073	17,064
Issuance of common stock pursuant to stock-based compensation awards	182	1	(1,141)	—	—	(1,140)	—	(1,140)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(13,716)	(13,716)
Dividends declared and paid to common shareholders ($0.13 per share)	—	—	—	(68,416)	—	(68,416)	—	(68,416)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(43,310)	(43,310)
Repurchases of common stock	(11,005)	(110)	(281,723)	—	—	(281,833)	—	(281,833)
Adjustment of redeemable non-controlling interest to redemption value	—	—	992	—	—	992	—	992
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
MGP Class A share issuances	—	—	9,905	—	105	10,010	52,189	62,199
Other	—	—	(4,583)	—	72	(4,511)	1,324	(3,187)
Balances, June 30, 2019	526,333	$5,263	$4,181,585	$2,359,966	$(26,330)	$6,520,484	$4,434,237	$10,954,721

Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	74,702	—	74,702	63,111	137,813
Currency translation adjustment	—	—	—	—	7,848	7,848	6,127	13,975
Cash flow hedges	—	—	—	—	(25,257)	(25,257)	(14,364)	(39,621)
Stock-based compensation	—	—	46,941	—	—	46,941	2,259	49,200
Issuance of common stock pursuant to stock-based compensation awards	487	4	(5,419)	—	—	(5,415)	—	(5,415)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(60,913)	(60,913)
Dividends declared and paid to common shareholders ($0.26 per share)	—	—	—	(138,215)	—	(138,215)	—	(138,215)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(43,310)	(43,310)
Issuance of restricted stock units	—	—	1,546	—	—	1,546	—	1,546
Repurchases of common stock	(11,005)	(110)	(281,723)	—	—	(281,833)	—	(281,833)
Adjustment of redeemable non-controlling interest to redemption value	—	—	(2,833)	—	—	(2,833)	—	(2,833)
Empire City acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuances	—	—	67,101	—	(669)	66,432	524,610	591,042
Park MGM transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
Other	—	—	(2,568)	—	95	(2,473)	407	(2,066)
Balances, June 30, 2019	526,333	$5,263	$4,181,585	$2,359,966	$(26,330)	$6,520,484	$4,434,237	$10,954,721

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

As of June 30, 2020, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, except as otherwise agreed to in connection with the waiver agreement discussed below. As of June 30, 2020, the Company owned 56.7% of the Operating Partnership units, and MGP held the remaining 43.3% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. Pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”), the Company leases the real estate assets of Bellagio from such venture (the “Bellagio BREIT Venture”). Additionally, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by the Operating Partnership and 49.9% by a subsidiary of BREIT, the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from such venture (the “MGP BREIT Venture”). Refer to Note 6 for further discussion of the leases.

On February 14, 2020, the Company completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed MGP BREIT Venture. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company representing 5% of the equity value of MGP BREIT Venture. The Company recorded the difference between consideration received of $2.5 billion and the carrying value of the MGM Grand Las Vegas real estate assets of $733 million and selling costs of $27 million as a net gain on sale of assets of $1.7 billion, which is reflected within Gain on REIT transactions, net in the consolidated statements of operations. The Company also recorded the difference between consideration received of $2.1 billion and the carrying value of the Mandalay Bay real estate assets of $2.3 billion and selling costs of $10 million as a net loss on sale of assets of $252 million, which is reflected within Gain on REIT transactions, net in the consolidated statements of operations. In connection with the transactions, the Company provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon) as further discussed in Note 7. On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

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

Also, on January 14, 2020, the Company, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to the Company in connection with the Company exercising its right to require the Operating Partnership to redeem Operating Partnership units that the Company holds, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or the Company receiving cash proceeds of $1.4 billion as consideration for the redemption of the Company’s Operating Partnership units. On May 18, 2020 the Operating Partnership redeemed approximately 30 million of the Operating Partnership units held by the Company for $700 million pursuant to the waiver agreement.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

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

Financial Impact of COVID-19. The novel coronavirus (“COVID-19”) pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and has, and we expect will continue to have, a significant impact on the Company’s business, financial condition and results of operations. As of March 17, 2020, all of the Company’s domestic properties were temporarily closed to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. Throughout May, June, and July 2020, the Company re-opened most of its properties with limited amenities, and the Company expects to open additional venues and other properties as demand builds and if conditions permit. In addition, while certain properties have been able to re-open, such properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19. The Company has also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection and other measures to enforce social distancing, including property capacity and venue/amenity restrictions. In Macau, pursuant to a request from the government of Macau, MGM China suspended all operations at MGM Macau and MGM Cotai for a 15-day period that commenced on February 5, 2020, other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests in that period. While the properties have since re-opened, effective July 15, 2020, guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. Although China has relaxed domestic travel restrictions in recent weeks, several travel and entry restrictions in Macau, Hong Kong, and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme that permits mainland Chinese residents to travel to Macau, the temporary suspension of ferry services, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to the Company’s Macau properties.

While the Company has engaged in aggressive cost reduction efforts in connection with the closures, the Company still has significant fixed and variable expenses, which will adversely affect its profitability. In addition, the Company has seen, and expects to continue to see, weakened demand at its properties as a result of continued domestic and international travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, the Company is unable to determine when its properties will return to pre-pandemic demand and pricing, or if the Company’s properties will remain re-opened, but it expects that the impact of COVID-19 will have a material impact on its consolidated results of operations during 2020 and potentially thereafter.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of June 30, 2020, on a consolidated basis MGP had total assets of $10.8 billion, primarily related to its real estate investments, and total liabilities of $4.5 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $60 million as of June 30, 2020. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, as further discussed in Note 7.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wagers transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and six months ended June 30, 2020, commissions and incentives provided to gaming customers were $71 million and $526 million, respectively. During the three and six months ended June 30, 2019, commissions and incentives provided to gaming customers were $601 million and $1.2 billion, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2020	2019	2020	2019	2020	2019
	(in thousands)
Balance at January 1	$314,570	$323,811	$126,966	$113,293	$481,095	$667,285
Balance at June 30	338,390	322,259	131,641	120,978	306,752	588,559
Increase / (decrease)	$23,820	$(1,552)	$4,675	$7,685	$(174,343)	$(78,726)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10.

Leases. The Company is a lessor under certain of its lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and six months ended June 30, 2020, lease revenues from third-party tenants include $5 million and $15 million recorded within food and beverage revenue, respectively, and $14 million and $33 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and six months ended June 30, 2019, lease revenues from third-party tenants include $13 million and $25 million recorded within food and beverage revenue, respectively, and $22 million and $44 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$468,815	$568,879
MGP BREIT Venture (50.1% owned by the Operating Partnership)	805,583	—
Other	194,097	253,487
	$1,468,495	$822,366

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) from unconsolidated affiliates	$(8,353)	$27,004	$27,395	$65,753
Non-operating items from unconsolidated affiliates	(23,761)	(21,477)	(56,382)	(39,642)
	$(32,114)	$5,527	$(28,987)	$26,111

The following table summarizes information related to the Company’s share of income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
CityCenter	$(39,113)	$31,506	$(18,447)	$66,355
MGP BREIT Venture	38,861	—	58,811	—
Other	(8,101)	(4,502)	(12,969)	(602)
	$(8,353)	$27,004	$27,395	$65,753

CityCenter distributions. In April 2020, CityCenter paid a $101 million distribution, of which the Company received its 50% share, or approximately $51 million. In April 2019, CityCenter paid a $116 million distribution, of which the Company received its 50% share, or approximately $58 million. In March 2019, CityCenter paid a $64 million distribution, of which the Company received its 50% share, or approximately $32 million.

MGP BREIT Venture distributions. For the three and six months ended June 30, 2020, the Operating Partnership received $23 million and $35 million in distributions from MGP BREIT Venture, respectively.

Other. During the three and six months ended June 30, 2020, the Company recognized other-than-temporary impairment charges of $26 million and $64 million, respectively, within “Property transactions, net” in the consolidated statements of operations related to an investment in an unconsolidated affiliate classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Senior credit facility	$550,000	$—
Operating Partnership senior credit facility	200,000	1,703,750
MGM China credit facility	483,839	667,404
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	—
5.75% senior notes, due 2025	675,000	1,000,000
4.625% Operating Partnership senior notes, due 2025	800,000	—
5.25% MGM China senior notes, due 2025	500,000	—
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	500,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	1,000,000
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
7% debentures, due 2036	552	552
	11,434,391	11,271,706
Less: Premiums, discounts, and unamortized debt issuance costs, net	(94,830)	(102,802)
	$11,339,561	$11,168,904

Debt due within one year of the December 31, 2019 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving credit facilities.

Senior credit facility. At June 30, 2020, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At June 30, 2020, $550 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 2.75%.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company used proceeds from the transaction to repay and terminate the $1.5 billion outstanding on its existing revolving facility in full and entered into a new unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures in February 2025. As a result, the Company incurred a $4 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

In April 2020, the Company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides the Company a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date the Company delivers to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date the Company delivers to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, the Company pledged the Operating Partnership units held by loan parties to the lenders as collateral. The Company also agreed to certain limitations including, among other things, further restricting its ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, the Company agreed to a liquidity test that requires the Company’s borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at June 30, 2020.

Operating Partnership senior credit facility and bridge facility. At June 30, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At June 30, 2020, $200 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 2.35%. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 7 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the outstanding balance of $399 million on its term loan A facility in full. As a result, the Operating Partnership incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations. The Operating Partnership was in compliance with its credit facility covenants at June 30, 2020.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of June 30, 2020, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $111 million, with $10 million recorded as a current liability and $101 million recorded as a long-term liability as of June 30, 2020, and $7 million recorded as an asset and $28 million recorded as a long-term liability as of December 31, 2019. The fair value of interest rate swaps not designated as cash flow hedges was $29 million, with $20 million recorded as a current liability and $9 million recorded as a long-term liability as of June 30, 2020, and $3 million recorded as a long-term liability as of December 31, 2019, respectively. Interest rate swaps in an asset position are recorded within “Other long-term assets”, those in a current liability position are recorded within “Other accrued expenses”, and those in a long-term liability position are recorded within “Other long-term liabilities.”

MGM China credit facility. At June 30, 2020, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. At June 30, 2020, $484 million was drawn on the MGM China credit facility and the weighted average interest rate was 3.26%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of COVID-19, in April 2020, MGM China entered into an amendment of its credit agreement which provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio from the second quarter of 2020 through the second quarter of 2021. MGM China was in compliance with its applicable MGM China credit facility covenants at June 30, 2020.

MGM China second credit facility. In May 2020, MGM China entered into a second credit facility, which consisted of a $300 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. In June 2020, MGM China increased the amount of the second revolving credit facility by $100 million to $400 million as of June 30, 2020. The MGM China second credit facility bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China credit facility has been fully drawn. At June 30, 2020, no amounts were drawn on the MGM China second credit facility.

The MGM China second credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. MGM China was in compliance with its applicable MGM China second credit facility covenants at June 30, 2020.

Senior Notes. In May 2020, the Company issued $750 million in aggregate principal amount of 6.75% senior notes due 2025.

In March 2020, the Company completed cash tender offers for an aggregate amount of $750 million of its senior notes, comprised of $325 million principal amount of its outstanding 5.75% senior notes due 2025, $100 million principal amount of its outstanding 4.625% senior notes due 2026, and $325 million principal amount of its outstanding 5.5% senior notes due 2027. As a result, the Company incurred a $105 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

Operating Partnership senior notes. In June 2020, the Operating Partnership issued $800 million in aggregate principal amount of 4.625% senior notes due 2025.

MGM China senior notes. In June 2020, MGM China issued $500 million in aggregate principal amount of 5.25% senior notes due 2025.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $11.4 billion and $12.1 billion at June 30, 2020 and December 31, 2019, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 22.4% and 2.9% for the three and six months ended June 30, 2020, respectively, compared to 13.3% and 36.9% for the three and six months ended June 30, 2019, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Due to the impact of COVID-19 on its business operations, the Company increased its valuation allowance for its foreign tax credits (“FTCs”) by $13 million and $27 million in the three and six months ended June 30, 2020, respectively, and increased its valuation allowance for Macau deferred tax assets by $25 million in the six months ended June 30, 2020, with corresponding increases to provision for income taxes in each period. In addition, during the six months ended June 30, 2020, the Company recorded an income tax benefit of $6 million resulting from recently issued guidance related to deductions for employee dining facilities and income tax expense of $349 million related to the MGP BREIT Venture Transaction that closed on February 14, 2020.

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

On March 30, 2020, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through June 26, 2022, concurrent with the end of the term of its gaming subconcession. The prior exemption was set to expire on March 31, 2020. The Company previously re-measured its net deferred tax liability for MGM Grand Paradise during 2019 assuming it would receive the complementary tax exemption extension through June 26, 2022 as a result of required non-discriminatory treatment among gaming concessionaires and sub-concessionaires under Macanese law. As a result, no additional remeasurement is required for the three and six months ended June 30, 2020. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. MGM Grand Paradise has an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. MGM Grand Paradise has applied for an extension of the annual fee arrangement to cover distributions of gaming profits to be earned through June 26, 2022. Until the extension is granted, the 12% complementary tax will accrue on distributions of gaming profits earned after March 31, 2020; however, no amounts are accrued for the quarter ended June 30, 2020 since MGM Grand Paradise is generating losses due to the impact of COVID-19.

NOTE 6 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 11 for further discussion of the master lease with MGP.

Bellagio real estate assets. The lease provides for initial annual rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. The lease requires the Company to spend a specified percentage of net revenues at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding two-year period.  The Company was in compliance with its applicable covenants as of June 30, 2020.

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

In addition, the lease requires the Company to spend a specified percentage of net revenues at the properties on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, will require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. The Company was in compliance with its applicable covenants as of June 30, 2020.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$200,105	$25,909	$352,641	$50,257

Finance lease costs
Interest expense	$(12,854)	$204	$(13,806)	$412
Amortization expense	17,238	2,379	34,644	4,970
Total finance lease costs	$4,384	$2,583	$20,838	$5,382

(1)

For the three and six months ended June 30, 2020, operating lease cost includes $83 million and $166 million related to the Bellagio lease, respectively, and $99 million and $150 million related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.

	June 30,	December 31,
	2020	2019
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(2)	$8,379,607	$4,392,481
Operating lease liabilities - current, classified within "Other accrued liabilities"	$36,619	$67,473
Operating lease liabilities - long-term(3)	8,376,770	4,277,970
Total operating lease liabilities	$8,413,389	$4,345,443

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$225,897	$93,437
Finance lease liabilities - current, classified within "Other accrued liabilities"	$77,312	$27,975
Finance lease liabilities - long-term, classified within "Other long-term obligations"	160,912	67,182
Total finance lease liabilities	$238,224	$95,157

Weighted-average remaining lease term (years)
Operating leases	30	31
Finance leases	3	4

Weighted-average discount rate (%)
Operating leases	8	7
Finance leases	3	3

(2)

As of June 30, 2020 and December 31, 2019, operating lease right-of-use assets, net included $3.7 billion and $3.7 billion related to the Bellagio lease, respectively and $4.1 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

(3)

As of June 30, 2020 and December 31, 2019, operating lease liabilities – long-term included $3.8 billion and $3.7 billion related to the Bellagio lease, respectively and $4.1 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$273,162	$33,921
Operating cash outflows from finance leases	865	412
Financing cash outflows from finance leases	9,459	3,208

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,121,810	$40,929
Finance leases	167,089	4,180

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31, 2020	(In thousands)
2020 (excluding the six months ended June 30, 2020)	$301,958	$46,850
2021	613,280	71,240
2022	616,970	69,375
2023	625,303	61,060
2024	634,548	—
Thereafter	20,447,088	—
Total future minimum lease payments	23,239,147	248,525
Less: Amount of lease payments representing interest	(14,825,758)	(10,301)
Present value of future minimum lease payments	8,413,389	238,224
Less: Current portion	(36,619)	(77,312)
Long-term portion of lease liabilities	$8,376,770	$160,912

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

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, the Company’s insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, the total amount placed in the fund could range between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. Plaintiffs’ counsel have represented to the Company that they believe they have obtained 100% participation of the categories defined in the Settlement Agreement, such that the settlement amount is expected to be $800 million. The settlement amount is currently being reviewed by claims administrators. The Company has $751 million of insurance coverage available to fund the settlement. Following the mediation a few additional lawsuits were filed against the Company and/or certain of its subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be. Although the Company continues to believe it is not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, the Company believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, the Company believes that it is probable a loss will be incurred and, as of June 30, 2020, the Company accrued a liability of $800 million. In addition, the Company recorded an insurance receivable of $751 million. The difference of $49 million between the liability and insurance receivable was recorded as an expense reflected within “Corporate expense” on the accompanying consolidated statements of operations for the three and six months ended June 30, 2020. While the Company intends for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain lawsuits may not be resolved by the settlement.

If the conditions in the Settlement Agreement are not satisfied and the mediation stay is lifted, or if claims are litigated outside the settlement, the Company is currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. The Company will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. The Company intends to defend against any such lawsuits and believes it ultimately should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect the Company’s belief as to the possibility of liability, the Company currently believes that it is reasonably possible that it could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects the Company’s evaluation of potential losses in connection with these claims. The Company’s general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees.  The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At June 30, 2020, $10 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at June 30, 2020. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(857,257)	$43,405	$(50,388)	$74,702
Adjustment related to redeemable noncontrolling interests	32,182	992	40,251	(2,832)
Net income (loss) available to common stockholders - basic	(825,075)	44,397	(10,137)	71,870
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(20)	(35)	—	(86)
Net income (loss) attributable to common stockholders - diluted	$(825,095)	$44,362	$(10,137)	$71,784
Denominator:
Weighted-average common shares outstanding - basic	493,456	532,365	494,434	533,286
Potential dilution from share-based awards	—	3,052	—	3,170
Weighted-average common and common equivalent shares - diluted	493,456	535,417	494,434	536,456
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	5,370	2,411	4,623	2,170

NOTE 9 — STOCKHOLDERS’ EQUITY

Noncontrolling interest ownership transactions

Empire City transaction. On January 29, 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration that included the issuance of approximately 13 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Empire City transaction, the Company indirectly owned 74.6% of the partnership units in the Operating Partnership.

MGP Class A share issuance – January 2019. On January 31, 2019, MGP completed an offering of approximately 20 million of its Class A shares. In connection with the offering, the Operating Partnership issued approximately 20 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.7% of the partnership units in the Operating Partnership.

Park MGM transaction. On March 7, 2019, the Company entered into an amendment to the MGP master lease with respect to investments made by the Company related to Park MGM and NoMad Las Vegas property for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

Northfield OpCo transaction. In April 2019, the Company acquired the membership interests of Northfield Park Associates, LLC from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the quarter ended June 30, 2019, MGP issued approximately 2 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued 2 million Operating Partnership units to MGP. The Company has adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuances, the Company indirectly owned 68.3% of the partnership units in the Operating Partnership.

MGP Class A share issuance – Forward settlements. On February 11, 2020 through February 13, 2020, MGP settled approximately 13 million Class A shares issued under forward sales agreements. In connection with the settlements, the Operating Partnership issued approximately 13 million Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the settlements, the Company indirectly owned 61.2% of the partnership units in the Operating Partnership.

MGP Class A share issuance – BREIT. On February 14, 2020, in connection with MGP’s registered sale of approximately 5 million Class A shares to BREIT, the Operating Partnership issued approximately 5 million Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.3% of the partnership units in the Operating Partnership.

MGP Class A share issuance – MGP BREIT Venture Transaction. In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company as discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.6% of the partnership units in the Operating Partnership.

Redemption of Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed approximately 30 million Operating Partnership units from the Company for $700 million pursuant to the waiver agreement discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption, and as of June 30, 2020, the Company indirectly owned 56.7% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On July 30, 2020 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on September 15, 2020 to holders of record on September 10, 2020.

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

There were no repurchases made during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $4 million as of June 30, 2020 and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of June 30, 2020.

During the three and six months ended June 30, 2019, the Company repurchased approximately 11 million shares of its common stock at an average price of $25.61 per share for an aggregate amount of $282 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, March 31, 2020	$13,060	$(56,384)	$3,550	$(39,774)
Other comprehensive income (loss) before reclassifications	289	(15,062)	—	(14,773)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	7,948	—	7,948
Other comprehensive income (loss), net of tax	289	(7,114)	—	(6,825)
Other changes in accumulated other comprehensive income (loss):
Redemption of Operating Partnership units	—	—	4,772	4,772
Other	—	—	(47)	(47)
Changes in accumulated other comprehensive income (loss):	289	(7,114)	4,725	(2,100)
Other comprehensive loss (income) attributable to noncontrolling interest	(167)	3,011	—	2,844
Balances, June 30, 2020	$13,182	$(60,487)	$8,275	$(39,030)

Balances, January 1, 2020	$(2,747)	$(10,829)	$3,374	$(10,202)
Other comprehensive income (loss) before reclassifications	28,625	(99,611)	—	(70,986)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	9,411	—	9,411
Other comprehensive income (loss), net of tax	28,625	(90,200)	—	(61,575)
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuances	—	—	646	646
MGP BREIT Venture Transaction	—	—	(59)	(59)
Redemption of Operating Partnership units	—	—	4,772	4,772
Other	—	—	(458)	(458)
Changes in accumulated other comprehensive income (loss):	28,625	(90,200)	4,901	(56,674)
Other comprehensive loss (income) attributable to noncontrolling interest	(12,696)	40,542	—	27,846
Balances, June 30, 2020	$13,182	$(60,487)	$8,275	$(39,030)

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

As a result of the Bellagio transaction in the fourth quarter of 2019, the Company records rent expense associated with the triple-net operating lease with Bellagio BREIT Venture. In order to present profit and loss of each reportable segment on a similar economic basis, the rent expense associated with the triple-net operating leases and ground leases is added back within the financial information reviewed by the chief operating decision maker and as presented below, including recasting of prior year periods.

The Company’s management utilizes Adjusted Property EBITDAR as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$63,028	$308,183	$337,701	$632,887
Rooms	26,105	469,736	388,969	938,588
Food and beverage	21,026	389,773	309,789	755,295
Entertainment, retail and other	40,652	298,652	248,158	567,762
	150,811	1,466,344	1,284,617	2,894,532
Regional Operations
Casino	77,177	653,948	613,807	1,228,104
Rooms	4,181	81,454	60,060	153,252
Food and beverage	4,314	123,870	99,406	241,749
Entertainment, retail and other	3,592	51,681	41,651	91,793
	89,264	910,953	814,924	1,714,898
MGM China
Casino	23,284	633,179	263,698	1,296,744
Rooms	1,335	35,313	16,544	68,877
Food and beverage	4,431	30,909	17,211	61,622
Entertainment, retail and other	4,148	6,688	7,632	13,050
	33,198	706,089	305,085	1,440,293
Reportable segment net revenues	273,273	3,083,386	2,404,626	6,049,723
Corporate and other	16,536	139,857	138,000	350,431
	$289,809	$3,223,243	$2,542,626	$6,400,154
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$(104,447)	$418,339	$163,152	$821,990
Regional Operations	(112,085)	260,788	39,635	472,585
MGM China	(116,288)	172,803	(138,278)	365,614
Reportable segment Adjusted Property EBITDAR	(332,820)	851,930	64,509	1,660,189

Other operating income (expense)
Corporate and other	(159,342)	(87,606)	(261,579)	(148,137)
Preopening and start-up expenses	82	(879)	(40)	(4,166)
Property transactions, net	(26,349)	(5,790)	(81,324)	(14,566)
Gain on REIT transactions, net	—	—	1,491,945	—
Depreciation and amortization	(299,206)	(334,788)	(617,496)	(651,202)
CEO transition expense	—	—	(44,401)	—
October 1 litigation settlement	(49,000)	—	(49,000)	—
Restructuring	(19,882)	(42,990)	(19,882)	(84,088)
Triple-net operating lease and ground lease rent expense	(189,567)	(8,392)	(331,485)	(16,285)
Income from unconsolidated affiliates related to real estate ventures	41,555	—	65,069	—
Operating income (loss)	(1,034,529)	371,485	216,316	741,745
Non-operating income (expense)
Interest expense, net of amounts capitalized	(156,756)	(215,829)	(313,893)	(431,949)
Non-operating items from unconsolidated affiliates	(23,761)	(21,477)	(56,382)	(39,642)
Other, net	8,321	(46,276)	(115,943)	(44,583)
	(172,196)	(283,582)	(486,218)	(516,174)
Income (loss) before income taxes	(1,206,725)	87,903	(269,902)	225,571
Benefit (provision) for income taxes	270,238	(11,734)	7,934	(83,245)
Net income (loss)	(936,487)	76,169	(261,968)	142,326
Less: Net (income) loss attributable to noncontrolling interests	79,230	(32,764)	211,580	(67,624)
Net income (loss) attributable to MGM Resorts International	$(857,257)	$43,405	$(50,388)	$74,702

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

Additionally, refer to Note 1 for discussion relating to the waiver agreement with MGP and the Operating Partnership units redeemed thereunder.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as non-controlling interests in the Company’s consolidated financial statements.

Bellagio BREIT Venture

The Company has a 5% ownership interest in the Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 6 for further information related to the Bellagio lease.

MGP BREIT Venture

MGP has a 50.1% ownership interest in the MGP BREIT Venture, which owns the real estate assets of Mandalay Bay and MGM Grand Las Vegas and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 6 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

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

Description of our business and key performance indicators

Our primary business is the ownership and operation of casino resorts which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We own or invest in several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

Financial Impact of COVID-19

The spread of a novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition.

As of March 17, 2020, all of our domestic properties were temporarily closed to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. Throughout May, June, and July 2020, we re-opened most of our properties with limited amenities, and we expect to open additional venues and other properties as demand builds and if conditions permit. In addition, while certain properties have been able to re-open, such properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19. We have also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection and other measures to enforce social distancing, including property capacity restrictions. In addition, we have seen and expect to continue to see weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending and general economic uncertainty and increased rates of unemployment. We are also unable to predict if our properties will remain re-opened if the number of cases and hospitalizations continue to increase as a result of the pandemic. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand and pricing.

While we have engaged in aggressive cost reduction and cash conservation efforts in connection with the closures, we still face significant fixed and variable costs. Our efforts include:

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on a preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•

refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed, which we estimate will result in a $225 million to $250 million refund that we expect to receive in the second or third quarter of 2021;

•	relaxation of interest expense deduction limitation for income tax purposes, which is included in the estimate above;
•

reduction of employer Federal Insurance Contributions Act (“FICA”) taxes equal to 50 percent of wages paid and health care coverage provided to furloughed employees during 2020, which we estimate will result in permanent savings of approximately $95 million to $105 million, and of which $42 million and $91 million was recorded in the three and six months ended June 30, 2020, respectively; and

•

deferral of all employer FICA taxes from the date of enactment through December 31, 2020, 50 percent payable by December 2021 and the remainder payable by December 2022, which we estimate will result in a deferral of approximately $60 million to $70 million.

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

In January 2020, China implemented a temporary suspension of its visa scheme that permits mainland Chinese to travel to Macau, and on February 4, 2020, the Hong Kong government temporarily suspended all ferry services from Hong Kong to Macau, until further notice. The government of Macau also asked that all gaming operators in Macau suspend casino operations for a 15-day period that commenced on February 5, 2020. As a result, MGM China suspended all operations at MGM Macau and MGM Cotai, other than operations that were necessary to provide sufficient non-gaming facilities to serve any remaining hotel guests in that period. While the properties have since re-opened, certain health safeguards have been implemented, such as limiting the number of gaming tables allowed to operate and the number of seats available at each gaming table, as well as slot machine spacing, temperature checks, mask protection, and other measures to enforce social distancing. Effective July 15, 2020, guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. Although China has relaxed domestic travel restrictions in recent weeks several travel and entry restrictions in Macau, Hong Kong, and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme that permits mainland Chinese residents to travel to Macau, the temporary suspension of ferry services, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to our Macau properties, which continues to have a material adverse impact on MGM China’s results of operations.

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

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and terminates on the earlier of February 14, 2022 or us receiving cash proceeds of $1.4 billion as consideration for the redemption of the Operating Partnership units that we hold. On May 18, 2020, the Operating Partnership redeemed approximately 30 million Operating Partnership units that we held for $700 million.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Historically, our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the three and six months ended June 30, 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage.  Historically, win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in MGM China’s hold percentages.

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net revenues	$289,809	$3,223,243	$2,542,626	$6,400,154
Operating income (loss)	(1,034,529)	371,485	216,316	741,745
Net income (loss)	(936,487)	76,169	(261,968)	142,326
Net income (loss) attributable to MGM Resorts International	(857,257)	43,405	(50,388)	74,702

Summary Operating Results

During the three and six months ended June 30, 2020, and as of the date of this report, we re-opened the following properties to the general public:

Las Vegas Strip Resorts
Bellagio	June 4, 2020
MGM Grand Las Vegas	June 4, 2020
New York-New York	June 4, 2020
Excalibur	June 11, 2020
Luxor	June 25, 2020
Mandalay Bay	July 1, 2020
The Mirage	Remains closed
Park MGM	Remains closed
Regional Operations
Gold Strike	May 25, 2020
Beau Rivage	June 1, 2020
MGM Northfield Park	June 20, 2020
MGM National Harbor	June 29, 2020
MGM Springfield	July 13, 2020
Borgata	July 26, 2020
MGM Grand Detroit	Remains closed
Empire City	Remains closed

Consolidated net revenues decreased 91% for the quarter ended June 30, 2020 compared to the prior year quarter due primarily to the temporary suspension of our domestic casino operations, continued travel restrictions in Macau, restrictions on the number of table games allowed to operate in certain jurisdictions, and restrictions on the number of seats available at each table at both of our domestic and Macau properties, and other social distancing restrictions in place at our properties, including the number of slot machines available for use, property capacity restrictions, and venue/amenity limitations, as discussed above, which resulted in a 95% decrease in net revenues at MGM China,  a 90% decrease in net revenues at our Las Vegas Strip Resorts, and a 90% decrease in net revenues at our Regional Operations.

Consolidated operating loss was $1.0 billion for the quarter ended June 30, 2020 compared to consolidated operating income of $371 million in the prior year quarter, primarily driven by a decrease in net revenues discussed above, a $35 million increase in corporate expense, $20 million of restructuring costs, a portion of which was recorded to corporate expense, discussed below, and a $21 million increase in property transactions, net, partially offset by a decrease in operating expenses as a result of cost reduction efforts during property closures, as discussed below, as well as a $36 million decrease in depreciation and amortization. Corporate expense, including share-based compensation for corporate employees in the current quarter included $49 million of October 1 litigation settlement expense, $5 million of restructuring costs, and $9 million of corporate initiatives costs. The prior year quarter included $9 million of costs incurred to implement the MGM 2020 Plan, and $3 million of finance modernization initiative costs. Property transactions, net increased in the current quarter compared to the prior year quarter due primarily to a $26 million other-than-temporary non-cash impairment charge on an equity method investment. General and administrative expense decreased $51 million in the current quarter compared to the prior year quarter due primarily to aggressive efforts to reduce expenses at our domestic resorts during property closures, and primarily included a decrease in payroll expense and advertising expense, partially offset by $181 million of rent expense associated with the Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease. General and administrative expense in the prior year quarter included $37 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan. Depreciation and amortization decreased compared to the prior year quarter due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020 and the sale of the Bellagio real estate assets in November 2019.

Consolidated net revenues decreased 60% for the six months ended June 30, 2020 compared to the prior year period due primarily to the temporary suspension of our domestic and Macau casino operations and continued travel restrictions in Macau, discussed above, which resulted in a 79% decrease in net revenues at MGM China, a 56% decrease in net revenues at our Las Vegas Strip Resorts, and a 52% decrease in net revenues at our Regional Operations.

Consolidated operating income decreased $525 million to $216 million for the six months ended June 30, 2020 compared to the prior year period, primarily driven by a decrease in net revenues discussed above, a $49 million increase in corporate expense, $20 million of restructuring costs, a portion of which was recorded to corporate expense, discussed below, and a $67 million increase in property transactions, net, partially offset by a decrease in operating expenses as a result of cost reduction efforts during property closures, as discussed below, a $34 million decrease in depreciation and amortization, and a $1.5 billion gain related to the MGP BREIT Venture Transaction. Corporate expense, including share-based compensation for corporate employees, included $49 million of October 1 litigation settlement expense, $44 million of CEO transition expense, $5 million of restructuring costs, and $13 million of corporate initiatives costs in the current year period. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Corporate expense in the prior year period included $20 million of Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $21 million of costs incurred to implement the MGM 2020 Plan, and $6 million of finance modernization initiative costs. Property transactions, net increased in the current period compared to the prior year period due primarily to $64 million of other-than-temporary non-cash impairment charges on an equity method investment. General and administrative expense decreased slightly in the current period compared to the prior year period due primarily to aggressive efforts to reduce expenses at our domestic resorts during property closures, which primarily related to decrease in payroll expense and advertising expense, partially offset by $315 million of rent expense associated with the Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease. General and administrative expense in the prior year period included $72 million in restructuring costs related to severance, accelerated stock compensation expense and consulting fees directly related to the operating model component of the MGM 2020 Plan. Depreciation and amortization decreased compared to the prior year quarter due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020 and the sale of the Bellagio real estate assets in November 2019.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Las Vegas Strip Resorts
Table games win	$48,482	$179,427	$244,029	$402,451
Slots win	48,620	294,692	278,996	573,278
Other	545	15,128	15,062	34,293
Less: Incentives	(34,619)	(181,064)	(200,386)	(377,135)
Casino revenue	63,028	308,183	337,701	632,887
Rooms	26,105	469,736	388,969	938,588
Food and beverage	21,026	389,773	309,789	755,295
Entertainment, retail and other	40,652	298,652	248,158	567,762
Non-casino revenue	87,783	1,158,161	946,916	2,261,645
	150,811	1,466,344	1,284,617	2,894,532
Regional Operations
Table games win	12,741	203,171	176,939	401,246
Slots win	48,405	609,742	542,660	1,130,061
Other	46,668	77,854	128,521	144,465
Less: Incentives	(30,637)	(236,819)	(234,313)	(447,668)
Casino revenue	77,177	653,948	613,807	1,228,104
Rooms	4,181	81,454	60,060	153,252
Food and beverage	4,314	123,870	99,406	241,749
Entertainment, retail and other	3,592	51,681	41,651	91,793
Non-casino revenue	12,087	257,005	201,117	486,794
	89,264	910,953	814,924	1,714,898
MGM China
VIP table games win	11,762	287,183	120,305	629,590
Main floor table games win	11,511	457,562	199,121	902,164
Slots win	6,156	71,438	35,074	139,882
Less: Commissions and incentives	(6,145)	(183,004)	(90,802)	(374,892)
Casino revenue	23,284	633,179	263,698	1,296,744
Rooms	1,335	35,313	16,544	68,877
Food and beverage	4,431	30,909	17,211	61,622
Entertainment, retail and other	4,148	6,688	7,632	13,050
Non-casino revenue	9,914	72,910	41,387	143,549
	33,198	706,089	305,085	1,440,293
Reportable segment net revenues	273,273	3,083,386	2,404,626	6,049,723
Corporate and other	16,536	139,857	138,000	350,431
	$289,809	$3,223,243	$2,542,626	$6,400,154

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 80% for the quarter ended June 30, 2020 compared to the prior year quarter due primarily to the temporary closure of properties and other operational restrictions related to the pandemic, as discussed above, which resulted in decreases in table games win and slots win of 73% and 84%, respectively.

Las Vegas Strip Resorts casino revenue decreased 47% for the six months ended June 30, 2020 compared to the prior year period due primarily to the temporary closure of properties and other operational restrictions related to the pandemic, as discussed above, which resulted in decreases in table games win and slots win of 39% and 51%, respectively.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Table Games Drop	$149	$851	$991	$1,819
Table Games Win %	32.5%	21.1%	24.6%	22.1%
Slots Handle	$524	$3,127	$2,980	$6,178
Slots Hold %	9.3%	9.4%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue decreased 94% and 59% for the three and six months ended June 30, 2020 compared to the prior year periods, respectively, due primarily to the temporary closure of our properties and a decrease in REVPAR due primarily to a decrease in occupancy at re-opened properties.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Occupancy	43%	95%	81%	92%
Average Daily Rate (ADR)(1)	$154	$163	$181	$168
Revenue per Available Room (REVPAR)(1)	$66	$154	$146	$155

(1)

Rooms that were out of service during the three and six months ended June 30, 2020, as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue decreased 95% and 59% for the three and six months ended June 30, 2020 compared to the prior year periods, respectively, due primarily to the temporary closure of our properties and capacity and other restrictions at our re-opened properties, as discussed above.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 86% and 56% for the three and six months ended June 30, 2020 compared to the prior year periods, respectively, due primarily to the temporary closure of our properties and capacity and other restrictions at our re-opened properties, as discussed above. In addition, entertainment venues, such as theaters and nightclubs, remain closed.

Regional Operations

Regional Operations casino revenue decreased 88% for the quarter ended June 30, 2020 compared to the prior year quarter due primarily to the temporary closure of our properties and other operational restrictions related to the pandemic, which resulted in decreases in table games win and slots win of 94% and 92%, respectively.

Regional Operations casino revenue decreased 50% for the six months ended June 30, 2020 compared to the prior year period due primarily to the temporary closure of our properties and other operational restrictions related to the pandemic, which resulted in decreases in table games win and slots win of 56% and 52%, respectively.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Table Games Drop	$58	$1,023	$903	$2,036
Table Games Win %	21.9%	19.9%	19.6%	19.7%
Slots Handle	$485	$6,423	$5,656	$12,050
Slots Hold %	10.0%	9.5%	9.6%	9.4%

Regional Operations rooms revenue decreased 95% and 61% for the three and six months ended June 30, 2020 compared to the prior year periods, respectively, due primarily to the temporary closure of our properties and a decrease in REVPAR due primarily to a decrease in occupancy at re-opened properties.

Regional Operations food and beverage revenue decreased 97% and 59% for the three and six months ended June 30, 2020, compared to the prior year periods, respectively, due primarily to the temporary closure of our properties, and capacity restrictions at our re-opened properties, as discussed above.

Regional Operations entertainment, retail and other revenue decreased 93% and 55% for the three and six months ended June 30, 2020, compared to the prior year periods, respectively, due primarily to the temporary closure of our properties, and capacity restrictions at our re-opened properties, as discussed above. In addition, entertainment venues, such as theaters, remain closed.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
VIP Table Games Turnover	$450	$10,962	$3,875	$20,973
VIP Table Games Win %	2.6%	2.6%	3.1%	3.0%
Main Floor Table Games Drop	$66	$2,037	$843	$4,030
Main Floor Table Games Win %	17.5%	22.5%	23.6%	22.4%

MGM China net revenues decreased 95% for the quarter ended June 30, 2020 compared to the prior year quarter due primarily to ongoing travel and entry restrictions in Macau as well as other operational restrictions related to the pandemic, as discussed above. VIP table games win decreased 96% and main floor table games win decreased 97% compared to the prior year quarter.

MGM China net revenues decreased 79% for the six months ended June 30, 2020 compared to the prior year period due primarily to the suspension of operations for a 15-day period in February and ongoing travel and entry restrictions in Macau as well as other operational restrictions related to the pandemic, as discussed above. VIP table games win decreased 81% and main floor table games win decreased 78% compared to the prior year period.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue for the six months ended June 30, 2019 included $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $16 million and $111 million for the quarter ended June 30, 2020 and 2019, respectively and $114 million and $223 million for the six months ended June 30, 2020 and 2019, respectively, which declined for the respective comparative periods due primarily to property closures further discussed below. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted EBITDAR

The following table presents a detail of Adjusted EBITDAR. Management uses Adjusted Property EBITDAR as the primary profit measure for its reportable segments. See Note 10 – Segment Information in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Las Vegas Strip Resorts	$(104,447)	$418,339	$163,152	$821,990
Regional Operations	(112,085)	260,788	39,635	472,585
MGM China	(116,288)	172,803	(138,278)	365,614
Reportable segment Adjusted Property EBITDAR	(332,820)	851,930	64,509	1,660,189
Corporate and other	(159,342)	(87,606)	(261,579)	(148,137)
Adjusted EBITDAR	$(492,162)	$764,324	$(197,070)	$1,512,052

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR loss was $104 million for the quarter ended June 30, 2020 compared to Adjusted Property EBITDAR of $418 million in the prior year quarter. Cost reduction efforts resulted in a decrease in operating expenses compared to the prior year quarter during the temporary closure of our properties and after properties re-opened, however the decrease in revenue resulting from the closures and other operational restrictions related to the pandemic resulted in the decrease in Adjusted Property EBITDAR compared to the prior year quarter.

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 80% and Adjusted Property EBITDAR margin decreased to 12.7% for the six months ended June 30, 2020 compared to 28.4% in the prior year period. Cost reduction efforts resulted in a decrease in operating expenses compared to the prior year period during the temporary closure of our properties and after properties re-opened, however the decrease in revenue resulting from the closures and other operational restrictions related to the pandemic resulted in the decrease in Adjusted Property EBITDAR compared to the prior year period.

Regional Operations

Regional Operations Adjusted Property EBITDAR loss was $112 million for the quarter ended June 30, 2020 compared to Adjusted Property EBITDAR of $261 million in the prior year quarter. Cost reduction efforts resulted in a decrease in operating expenses compared to the prior year quarter during the temporary closure of our properties and after properties re-opened, however the decrease in revenue resulting from the closures and other operational restrictions related to the pandemic resulted in the decrease in Adjusted Property EBITDAR compared to the prior year quarter.

Adjusted Property EBITDAR at our Regional Operations decreased 92% and Adjusted Property EBITDAR margin decreased to 4.9% for the six months ended June 30, 2020 compared to 27.6% in the prior year period. Cost reduction efforts resulted in a decrease in operating expenses compared to the prior year period during the temporary closure of our properties and after properties re-opened, however the decrease in revenue resulting from the closures and other operational restrictions related to the pandemic resulted in the decrease in Adjusted Property EBITDAR compared to the prior year period.

MGM China

MGM China’s Adjusted Property EBITDAR loss was $116 million for the quarter ended June 30, 2020 compared to Adjusted Property EBITDAR of $173 million in the prior year quarter due primarily to a decrease in casino revenues, due primarily to the ongoing travel and entry restrictions in Macau, as well as other operational restrictions related to the pandemic. The current quarter included $1 million of license fee expense compared to $12 million in the prior year quarter.

MGM China’s Adjusted Property EBITDAR loss was $138 million for the six months ended June 30, 2020 compared to Adjusted Property EBITDAR of $366 million in the prior year period due primarily to a decrease in casino revenues resulting from the temporary suspension of casino operations for a 15-day period in February and ongoing travel and entry restrictions in Macau, as well as other operational restrictions related to the pandemic. The current period included $5 million of license fee expense compared to $25 million in the prior year period.

Corporate and other

Adjusted EBITDAR related to corporate and other for the quarter ended June 30, 2020 decreased $72 million compared to the prior year quarter due primarily to a decrease in operating results at CityCenter, an unconsolidated affiliate, in the current quarter as further discussed below.

Adjusted EBITDAR related to corporate and other for the six months ended June 30, 2020 decreased $113 million compared to the prior year period due primarily to a decrease in operating results at CityCenter in the current period and the inclusion of $23 million of Adjusted Property EBITDAR related to MGM Northfield Park prior to our acquisition of the operations from MGP on April 1, 2019, in the prior year period.

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
CityCenter	$(39,113)	$31,506	$(18,447)	$66,355
MGP BREIT Venture	38,861	—	58,811	—
Other	(8,101)	(4,502)	(12,969)	(602)
	$(8,353)	$27,004	$27,395	$65,753

On March 17, 2020, CityCenter temporarily closed to the public as a result of the unprecedented public health crisis from the COVID-19 pandemic described above. Aria re-opened on July 1, 2020 and Vdara re-opened on July 16, 2020. Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the quarter ended June 30, 2020 was $39 million compared to our share of CityCenter's operating income, including certain basis difference adjustments, of $32 million in the prior year quarter due primarily to a decrease in casino and non-casino revenues as a result of such closure.

Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the six months ended June 30, 2020 was $18 million compared to our share of CityCenter’s operating income, including certain basis difference adjustments, of $66 million in the prior year period due primarily to a decrease in casino and non-casino revenues as a result of the temporary closure.

Our share of MGP BREIT Venture’s operating income, which was formed on February 14, 2020, was $39 million and $59 million for the three and six months ended June 30, 2020, respectively.

Non-operating Results

Interest Expense

Gross interest expense for the three and six months ended June 30, 2020 decreased $59 million and $121 million, respectively, compared to the prior year periods due to the decrease in average debt outstanding under the credit facilities and senior notes due to early retirement of debt discussed below, partially offset by the May 2020 issuance of the $750 million 6.75% senior notes due 2025, the June 2020 issuance of the Operating Partnership’s $800 million 4.625% senior notes due 2025, and the June 2020 issuance of MGM China’s $500 million 5.25% senior notes due 2025. See Note 4 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $8 million for the quarter ended June 30, 2020 compared to other expense, net of $46 million in the prior year quarter. The prior year included a $53 million loss incurred on the early retirement of debt related to our senior notes and MGM China’s term loan facility, partially offset by a $7 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes.

Other expenses for the six months ended June 30, 2020 increased $71 million compared to the prior year period. The current year period included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes, and a $16 million increase in interest income resulting from an increase in cash and cash equivalents. The prior year period included a $53 million loss incurred on the early retirement of debt related to our senior notes and MGM China’s term loan facility, partially offset by a $7 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 4 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate was a benefit of 22.4% on loss before income taxes for the three months ended June 30, 2020, compared to a provision of 13.3% on income before income taxes in the prior year quarter. Our effective tax rate was a benefit of 2.9% on loss before income taxes for the six months ended June 30, 2020, compared to a provision of 36.9% on income before income taxes in the prior year period. The effective tax rate for the three months ended June 30, 2020 was unfavorably impacted by an increase in the foreign tax credit valuation allowance, while the prior year quarter was favorably impacted by deferred tax benefits recorded on Macau operations that were not recorded in the current year quarter because we determined that it was not more likely than not that such benefits would be realized due to the impact of COVID-19. The effective rate for the six months ended June 30, 2020 was unfavorably impacted by tax expense recorded on the MGP BREIT Venture Transaction and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits, while the prior year period was favorably impacted by Macau deferred tax benefit and unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City acquisition and adjustments to our foreign tax credit valuation allowance.

The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Reportable segment GAAP measure

We utilize “Adjusted Property EBITDAR” as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measure

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, CEO transition expense, October 1 litigation settlement, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net.

Adjusted EBITDAR information is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management changed its non-GAAP measure as a result of the Bellagio real estate transaction in the fourth quarter of 2019, including recasting prior periods, to exclude rent expense associated with triple-net operating leases and ground leases. We believe excluding rent expense associated with triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, considered in isolation, or as an alternative to net income, because this measure is not presented on a GAAP basis and exclude certain expenses, including the rent expense associated with our triple-net operating and ground leases, and are provided for the limited purposes discussed herein.

Adjusted EBITDAR should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDAR information may calculate Adjusted EBITDAR in a different manner and such differences may be material.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(857,257)	$43,405	$(50,388)	$74,702
Plus: Net income (loss) attributable to noncontrolling interests	(79,230)	32,764	(211,580)	67,624
Net income (loss)	(936,487)	76,169	(261,968)	142,326
Benefit (provision) for income taxes	(270,238)	11,734	(7,934)	83,245
Income (loss) before income taxes	(1,206,725)	87,903	(269,902)	225,571
Non-operating (income) expense
Interest expense, net of amounts capitalized	156,756	215,829	313,893	431,949
Non-operating items from unconsolidated affiliates	23,761	21,477	56,382	39,642
Other, net	(8,321)	46,276	115,943	44,583
	172,196	283,582	486,218	516,174
Operating income (loss)	(1,034,529)	371,485	216,316	741,745
Preopening and start-up expenses	(82)	879	40	4,166
Property transactions, net	26,349	5,790	81,324	14,566
Gain on REIT transactions, net	—	—	(1,491,945)	—
Depreciation and amortization	299,206	334,788	617,496	651,202
CEO transition expense	—	—	44,401	—
October 1 litigation settlement	49,000	—	49,000	—
Restructuring	19,882	42,990	19,882	84,088
Triple-net operating lease and ground lease rent expense	189,567	8,392	331,485	16,285
Income from unconsolidated affiliates related to real estate ventures	(41,555)	—	(65,069)	—
Adjusted EBITDAR	$(492,162)	$764,324	$(197,070)	$1,512,052

Guarantor Financial Information

As of June 30, 2020, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guaranty the senior notes. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

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

	June 30,	December 31,
	2020	2019
Balance Sheet	(In thousand)
Current assets	$5,141,302	$3,013,995
Investment in the MGP Operating Partnership	1,968,687	2,738,897
Intercompany accounts due from non-guarantor subsidiaries	44,926	40,368
MGP master lease right-of-use asset, net	6,764,256	8,479,721
Other long-term assets	12,519,230	9,477,605
MGP master lease operating lease liabilities - current	143,478	165,656
Other current liabilities	1,826,262	2,278,445
MGP master lease operating lease liabilities - noncurrent	7,258,244	8,960,267
Other long-term liabilities	15,705,746	10,858,422

Six Months Ended
June 30,
2020
Income Statement	(In thousand)
Net revenues	$1,880,791
MGP master lease rent expense	(317,660)
Operating income	634,718
Income from continuing operations	415,420
Net income	441,374
Net income attributable to MGM Resorts International	441,374

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash used in operating activities was $1.1 billion in the six months ended June 30, 2020 compared to cash provided by operating activities of $968 million in the six months ended June 30, 2019. Operating cash flows were significantly negatively impacted by the temporary suspension of our operations, continued travel restrictions in Macau and other operational restrictions resulting from the COVID-19 pandemic, discussed above. In addition to the decrease in our operating results across all properties, the current year period was negatively affected by a change in working capital primarily related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities, partially offset by a decrease in cash paid for interest, as discussed in “Non-operating Results”.

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

Cash provided by investing activities was $2.3 billion in the six months ended June 30, 2020 compared to cash used in investing activities of $878 million in the six months ended June 30, 2019. The change was due primarily to $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas in the current year compared to an outflow of $536 million for the Empire City acquisition in the prior year and a decrease of $181 million in capital expenditures, partially offset by a $27 million decrease in distributions from unconsolidated affiliates. In the current year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution paid by CityCenter. In the prior year period, distributions from unconsolidated affiliates included $90 million related to our share of a distribution paid by CityCenter. The decrease in capital expenditures primarily reflects our efforts to reduce or defer planned domestic capital expenditures as we mitigate the impact of the COVID-19 pandemic on our liquidity and the substantial completion of our MGM Springfield development project, the rebranding at Park MGM, and the expansion of the convention center at MGM Grand Las Vegas in the prior year, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $140 million in the six months ended June 30, 2020, of which $67 million related to MGM China. Capital expenditures at MGM China included $60 million related to construction close-out and projects at MGM Cotai and $8 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $73 million included expenditures relating to information technology, health and safety initiatives, and various room, restaurant, and entertainment venue remodels.

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

Financing activities. Cash provided by financing activities was $1.2 billion in the six months ended June 30, 2020 compared to cash used in financing activities of $458 million in the six months ended June 30, 2019. In the six months ended June 30, 2020, we received net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $62 million, as further discussed below, repurchased $354 million of our common stock, distributed $155 million to noncontrolling interest owners, and paid $75 million in dividends to our shareholders. In comparison, in the prior year period, we repaid net debt of $490 million, had net proceeds from MGP’s issuance of Class A shares of $613 million, repurchased $282 million of our common stock, distributed $102 million to noncontrolling interest owners, and paid $138 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2020, we had net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion and net debt borrowings of $62 million, which consisted of our net borrowings of $550 million on our senior credit facility, our issuance of $750 million of 6.75% senior notes, the Operating Partnership’s issuance of $800 million of 4.625% senior notes, and MGM China’s issuance of $500 million of 5.25% senior notes, partially offset by the tender of $750 million of our senior notes and corresponding $97 million of tender offer costs, the net repayment of $184 million on MGM China’s credit facility, and the net repayment of $1.5 billion on the Operating Partnership's senior credit facility using the proceeds from the $1.3 billion bridge loan facility, which was then assumed by the MGP BREIT Venture, the proceeds from MGP’s settlement of forward equity agreements, and the proceeds from the Operating Partnership’s issuance of $800 million of 4.625% senior notes.

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

In May 2020, we issued $750 million in aggregate principal amount of 6.750% senior notes due 2025. The proceeds were used to further increase our liquidity position.

In June 2020, the Operating Partnership issued $800 million in aggregate principal amount of 4.625% senior notes due 2025. The proceeds were used to repay borrowings on the Operating Partnership’s senior credit facility, discussed above.

In June 2020, MGM China issued $500 million in aggregate principal amount of 5.25% senior notes due 2025. The proceeds were used to partially repay amounts outstanding under the MGM China credit facility and general corporate purposes.

During the six months ended June 30, 2019, we repaid net debt of $490 million which consisted of the repayment of our $850 million 8.625% notes due 2019, the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027, $310 million of net borrowings on our senior credit facility, $231 million of net repayments on our MGM China revolving and term loan facilities, and $559 million of net repayments on the Operating Partnership’s senior credit facility. Additionally, in April 2019, we issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026 and used the proceeds to permanently repay approximately $1.0 billion on its term loan facility with the remainder used to pay down its revolving credit facility.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the six months ended June 30, 2020, we repurchased and retired $354 million of our common stock pursuant to our current $2.0 billion stock repurchase plan. During the six months ended June 30, 2019, we repurchased and retired $282 million of our common stock pursuant to our $2.0 billion stock repurchase plan. The remaining availability under our $2.0 billion stock repurchase program was approximately $4 million as of June 30, 2020, and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of June 30, 2020.

In March 2020, we paid a dividend of $0.15 per share, and in June 2020 we paid a dividend of $0.0025 per share, totaling $75 million paid during the six months ended June 30, 2020. In March 2019 and June 2019, we paid dividends of $0.13 per share, totaling $138 million paid during the six months ended June 30, 2019.

In June 2020, MGM China paid the final dividend for 2019 of $41 million, of which we received $23 million and noncontrolling interests received $18 million. In June 2019, MGM China paid the final dividend for 2018 of $16 million, of which we received $9 million and noncontrolling interests received $7 million.

The Operating Partnership paid the following distributions to its partnership unit holders during the six months ended June 30, 2020 and 2019:

•	$306 million of distributions paid in 2020, of which we received $190 million and MGP received $116 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$258 million of distributions paid in 2019, of which we received $185 million and MGP received $74 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity

Anticipated uses of cash. We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and has had, and we expect will continue to have, a significant impact on our business, financial condition and results of operations. While we believe our strong liquidity position, valuable unencumbered assets and aggressive cost reduction and cash conservation initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including when and how we are able to re-open our remaining properties and whether we will be required or it will be advisable to close any of our re-opened properties. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results and such impacts could be material.

We held cash and cash equivalents of $4.8 billion at June 30, 2020, of which MGM China held $294 million and the Operating Partnership held $726 million. In addition to our cash and cash equivalent balance, we have significant real estate assets and other holdings. We own MGM Springfield and a 50% interest in CityCenter in Las Vegas, an approximate 56% interest in MGM China, and a 56.7% economic interest in MGP. We have also entered into an agreement with MGP to receive cash for up to $1.4 billion of MGP’s operating partnership units held by us, of which we have $700 million remaining.

At June 30, 2020, we had $11.4 billion in principal amount of indebtedness, including $550 million outstanding under our $1.5 billion revolving credit facility, $200 million outstanding under the $1.35 billion Operating Partnership revolving credit facility, and $484 million outstanding under the $1.25 billion MGM China revolving credit facility. No amounts were drawn on the $400 million MGM China second revolving credit facility. We have no debt maturing prior to 2022.

While our properties return to previous levels and pricing and while certain of our domestic properties are closed, we still face significant fixed and variable costs. We have engaged in aggressive efforts to reduce operating expenses during this time and as we re-open and ramp, variable costs will return to closely match demand. We have also reduced planned capital expenditures expected over the remainder of the year to approximately $120 million to $140 million domestically and approximately $85 million to $105 million at MGM China. We also plan to invest approximately $170 million in our venture, Roar Digital, LLC, over the next twelve months. As of June 30, 2020, our expected cash interest payments over the next twelve months are approximately $330 million to $335 million, excluding MGP and MGM China, and approximately $665 million to $675 million on a consolidated basis. We are also required to make annual rent payments of $828 million under the master lease with MGP, or $493 million net of expected distributions of $335 million from MGP based on MGP’s current annualized dividend rate of $1.95 per share and our 56.7% economic ownership, annual rent payments of $245 million under the lease with Bellagio BREIT Venture, or $237 million net of expected distributions of $8 million from the venture, and annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators.

In April 2020, we amended our credit facility to provide us with certain relief from the effects of the COVID-19 pandemic. The amendment provides us a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date we deliver to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date we deliver to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, we pledged the Operating Partnership units held by loan parties to the lenders as collateral. We also agreed to certain limitations including, among other things, further restricting our ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, we agreed to a liquidity test that requires our borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

Additionally,  due to the continued impact of the COVID-19 pandemic, MGM China entered into a further amendment to its credit agreement, effective April 9, 2020 that provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio beginning in the second quarter of 2020 through the second quarter of 2021.

In July 2020, the Operating Partnership paid $148 million of distributions to its partnership unit holders, of which we received $84 million and MGP received $64 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On July 30, 2020, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on September 15, 2020 to holders of record on September 10, 2020. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies and estimates since year end.

In response to the COVID-19 pandemic and the corresponding significant economic and operational disruption discussed elsewhere, we considered whether circumstances triggered a quantitative review of our goodwill and indefinite-lived intangible assets. We considered the results of our 2019 impairment analysis in which we concluded, for those tested qualitatively, that it was more likely than not that the fair values of our reporting units and indefinite-lived intangibles exceeded their carrying values by a substantial margin and, for those tested quantitatively, that the fair value exceeded carrying value by a substantial margin. We also considered our current market capitalization which indicates a decline in fair values, however, the carrying values of our reporting units continue to be less than the corresponding implied fair values. As of June 30, 2020, we continue to conclude that it is more-likely-than-not that the fair values continue to exceed carrying values and, accordingly, an interim quantitative impairment review of our goodwill and indefinite-lived intangible assets was not triggered.

However, management makes significant judgments and estimates as part of these analyses. If our properties operations do not return to normal operations in the forecasted time period, or if such properties will be required to close again due to the COVID-19 pandemic, it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

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

As of June 30, 2020, variable rate borrowings represented approximately 9% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							June 30,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(In millions)
Fixed-rate	$—	$—	$1,000	$1,250	$1,800	$6,150	$10,200	$10,162
Average interest rate	N/A	N/A	7.8%	6.0%	5.5%	5.4%	5.7%
Variable rate	$—	$—	$—	$200	$484	$550	$1,234	$1,234
Average interest rate	N/A	N/A	N/A	2.4%	3.3%	2.8%	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of June 30, 2020, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $20 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our estimated cash outflows, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow and execute on ongoing and future projects, including the development of an integrated resort in Japan, amounts we will spend in capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter, our ability to deliver on our MGM 2020 Plan, benefits we expect to qualify for and recognize pursuant to the CARES Act, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•

although certain of our properties have re-opened to the public, and others are expected to re-open in the near term, we are unable to predict when the remaining properties will re-open, the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic;

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

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have commenced finance modernization initiatives to implement new accounting systems, which are expected to improve the efficiency of certain business processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.

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

In connection with the mediation of these matters, we and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, our insurance carriers will deposit funds into a settlement fund covering the plaintiffs and certain other cases that emerged or were filed prior to October 1, 2019. Pursuant to the terms of the Settlement Agreement, the total amount placed in the fund could range between $735 million and $800 million, subject to and depending on obtaining a minimum level of participation with escalators based on greater participation increasing the amount payable up to $800 million in the event of 100% participation by certain categories of claimants, as defined in the Settlement Agreement. Plaintiffs’ counsel have represented to us that they believe they have obtained 100% participation of the categories defined in the Settlement Agreement, such that the settlement amount is expected to be $800 million. The settlement amount is being reviewed by claims administrators. We have $751 million of insurance coverage available to fund the settlement. Following the mediation a few additional lawsuits were filed against us and/or certain of our subsidiaries. While it is possible that these lawsuits may be resolved as part of the Settlement Agreement, no assurances can be made that they will be. Although we continue to believe we are not legally responsible for the perpetrator’s criminal acts, in the interest of avoiding protracted litigation and the related impact on the community, we believed it was in the best interests of all parties involved to negotiate and enter into the Settlement Agreement. As a result of the foregoing, we believe that it is probable a loss will be incurred and, as of June 30, 2020, we accrued a liability of $800 million. In addition, we recorded an insurance receivable of $751 million. The difference of $49 million between the liability and insurance receivable was recorded as an expense reflected within “Corporate expense” on the accompanying consolidated statements of operations for the three and six months ended June 30, 2020. While we intend for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain lawsuits may not be resolved by the settlement.

If the conditions in the Settlement Agreement are not satisfied and the mediation stay is lifted, or if claims are litigated outside the settlement, we are currently unable to reliably predict the future developments in, outcome of, and economic costs and other consequences of any such litigation related to this matter. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We intend to defend against any such lawsuits and believe we ultimately should prevail, but litigation of this type is inherently unpredictable. Although there are significant procedural, factual and legal issues to be resolved that could significantly affect our belief as to the possibility of liability, we currently believe that it is reasonably possible that we could incur liability in connection with certain of these lawsuits. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on our part or any of our affiliates. Given that these cases would be in the early stages, and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. The insurance carriers have not expressed a reservation of rights or coverage defense that affects our evaluation of potential losses in connection with these claims. Our general liability insurance coverage provides, as part of the contractual “duty to defend”, payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

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

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three and six months ended June 30, 2020 and which we expect to impact results for the quarter ending September 30, 2020 and potentially thereafter as a result of the continued increased geographic spread of the pandemic. In particular, all of our properties were required to close for some period of time during the first six months of 2020 pursuant to various state and local government regulations and certain of our properties have remained closed. Our properties in Macau resumed operations on February 20, 2020, and effective July 15, 2020 travelers from Macau to Guangdong province are exempted from a 14-day medical observation if they test negative for COVID-19 within seven days prior to the departure and obtain appropriate health declarations from the Macau and Guangdong government health agencies; however, the properties are still subject to social distancing measures, including limitations on the number of tables allowed to operate and the number of seats available at each table, and effective July 15, 2020 guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. In addition, several travel and entry restrictions in Macau, Hong Kong and certain cities and regions in mainland China remain in place (including the temporary suspension of the visa scheme, the temporary suspension of ferry services and other modes of transportation, and bans on entry or enhanced quarantine requirements), significantly impacting visitation to our Macau properties, which continue to have a material impact on MGM China’s results of operations.

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

In addition, while we expect to benefit from certain payroll tax and income tax relief provided under the CARES Act, we have not applied for any of the other available benefits, although we may do so in the future to the extent such benefits remain available or new benefits become available. If we were to apply for such benefits, we cannot predict the manner in which such benefits would be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we may seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we may apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

Although most of our properties have re-opened to the public with limited amenities, and others are expected to re-open in the near term, we are unable to predict when the remaining properties will re-open, the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this filing, most of our domestic properties have re-opened to the public with limited amenities, although certain of our properties remain closed due to the pandemic. Accordingly, certain of our properties are effectively generating no revenue and those properties that have re-opened are generating revenues that are significantly lower than historical results. In addition, while certain properties have been able to re-open, such properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. We have also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity and other measures to enforce social distancing. While we have engaged in aggressive cost reduction efforts to minimize cash outflows while certain of our properties remain closed and others are operating with limited amenities, we still have significant fixed and variable expenses, which will adversely affect our profitability. In addition, we have seen, and continue to expect to see, weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, but we expect that the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees. As a result of the closure of all of our domestic properties, the limited amenity offerings upon re-opening of the properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including substantial furloughs and headcount reductions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

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

4.1

Eighth Supplemental Indenture, dated May 4, 2020, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 6.750% senior notes due 2025 (incorporated by reference to Exhibit 4.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on May 4, 2020).

4.2

Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on June 5, 2020).

4.3

Indenture governing the 5.25% senior notes due 2025, dated as of June 18. 2020, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on June 22, 2020).

10.1	First Amendment to Credit Agreement, dated as of April 29, 2020, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto.
10.2

Revolving Credit Facility Agreement, dated May 26, 2020, by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

10.3	Amendment Letter to Revolving Credit Facility Agreement, effective April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.
22	Subsidiary Guarantors.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: August 3, 2020	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2020		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)