Form 10-Q
period 2020-09-30
MGM Resorts International
filed 2020-11-03
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, $0.01 par value	493,939,099 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,593,872	$2,329,604
Accounts receivable, net	328,413	612,717
Inventories	97,316	102,888
Income tax receivable	170,377	27,167
October 1 litigation insurance receivable	751,000	735,000
Prepaid expenses and other	245,303	200,317
Total current assets	6,186,281	4,007,693

Property and equipment, net	14,792,378	18,285,955

Other assets
Investments in and advances to unconsolidated affiliates	1,473,955	822,366
Goodwill	2,091,769	2,084,564
Other intangible assets, net	3,697,549	3,826,504
Operating lease right-of-use assets, net	8,330,530	4,392,481
Other long-term assets, net	432,313	456,793
Total other assets	16,026,116	11,582,708
	$37,004,775	$33,876,356
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$150,445	$235,437
Construction payable	28,827	74,734
Accrued interest on long-term debt	150,729	122,250
October 1 litigation liability	800,000	735,000
Other accrued liabilities	1,636,783	2,024,002
Total current liabilities	2,766,784	3,191,423

Deferred income taxes, net	2,164,231	2,106,506
Long-term debt, net	11,414,730	11,168,904
Operating lease liabilities	8,380,341	4,277,970
Other long-term obligations	518,057	363,588
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	57,970	105,046
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 493,306,751 and 503,147,632 shares	4,933	5,031
Capital in excess of par value	3,355,693	3,531,099
Retained earnings	3,539,848	4,201,337
Accumulated other comprehensive loss	(39,370)	(10,202)
Total MGM Resorts International stockholders' equity	6,861,104	7,727,265
Noncontrolling interests	4,841,558	4,935,654
Total stockholders' equity	11,702,662	12,662,919
	$37,004,775	$33,876,356

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Casino	$690,218	$1,663,049	$1,907,893	$4,887,707
Rooms	175,450	595,636	641,024	1,756,354
Food and beverage	126,317	560,200	552,797	1,624,973
Entertainment, retail and other	101,618	387,596	420,132	1,114,708
Reimbursed costs	32,317	107,901	146,700	330,794
	1,125,920	3,314,382	3,668,546	9,714,536
Expenses
Casino	368,310	915,207	1,197,373	2,706,356
Rooms	107,361	211,292	321,221	623,929
Food and beverage	133,937	427,400	533,879	1,254,303
Entertainment, retail and other	87,592	274,850	342,878	788,463
Reimbursed costs	32,317	107,901	146,700	330,794
General and administrative	543,293	494,228	1,591,163	1,543,764
Corporate expense	70,437	108,545	356,823	346,042
Preopening and start-up expenses	11	925	51	5,091
Property transactions, net	4,116	249,858	85,440	264,424
Gain on REIT transactions, net	—	—	(1,491,945)	—
Depreciation and amortization	294,363	322,009	911,859	973,211
	1,641,737	3,112,215	3,995,442	8,836,377
Income from unconsolidated affiliates	20,635	36,214	48,030	101,967
Operating income (loss)	(495,182)	238,381	(278,866)	980,126
Non-operating income (expense)
Interest expense, net of amounts capitalized	(173,808)	(215,503)	(487,701)	(647,452)
Non-operating items from unconsolidated affiliates	(23,604)	(14,669)	(79,986)	(54,311)
Other, net	13,889	(9,381)	(102,054)	(53,964)
	(183,523)	(239,553)	(669,741)	(755,727)
Income (loss) before income taxes	(678,705)	(1,172)	(948,607)	224,399
Benefit (provision) for income taxes	76,734	7,276	84,668	(75,969)
Net income (loss)	(601,971)	6,104	(863,939)	148,430
Less: Net (income) loss attributable to noncontrolling interests	67,240	(43,237)	278,820	(110,861)
Net income (loss) attributable to MGM Resorts International	$(534,731)	$(37,133)	$(585,119)	$37,569
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(1.08)	$(0.08)	$(1.10)	$0.06
Diluted	$(1.08)	$(0.08)	$(1.10)	$0.06
Weighted average common shares outstanding
Basic	493,517	518,983	494,126	528,429
Diluted	493,517	518,983	494,126	531,873

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(601,971)	$6,104	$(863,939)	$148,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	538	(18,602)	29,163	(4,627)
Unrealized loss on cash flow hedges	(448)	(16,504)	(90,648)	(56,125)
Other comprehensive income (loss)	90	(35,106)	(61,485)	(60,752)
Comprehensive income (loss)	(601,881)	(29,002)	(925,424)	87,678
Less: Comprehensive (income) loss attributable to noncontrolling interests	66,810	(28,911)	306,236	(88,298)
Comprehensive loss attributable to MGM Resorts International	$(535,071)	$(57,913)	$(619,188)	$(620)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(863,939)	$148,430
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	911,859	973,211
Amortization of debt discounts, premiums and issuance costs	24,918	29,539
Loss on early retirement of debt	126,462	55,932
Provision for doubtful accounts	76,228	30,456
Stock-based compensation	77,681	64,518
Property transactions, net	85,440	264,424
Gain on REIT transactions, net	(1,491,945)	—
Noncash lease expense	139,914	47,753
Loss (income) from unconsolidated affiliates	31,956	(47,656)
Distributions from unconsolidated affiliates	62,399	—
Deferred income taxes	49,633	52,785
Change in operating assets and liabilities:
Accounts receivable	192,393	(655,786)
Inventories	5,692	7,734
Income taxes receivable and payable, net	(143,213)	4,555
Prepaid expenses and other	(44,895)	(23,105)
Accounts payable and accrued liabilities	(450,378)	436,494
Other	(39,810)	(33,176)
Net cash provided by (used in) operating activities	(1,249,605)	1,356,108
Cash flows from investing activities
Capital expenditures, net of construction payable	(177,571)	(482,786)
Dispositions of property and equipment	433	1,936
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	2,455,839	—
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)
Investments in unconsolidated affiliates	(71,110)	(81,271)
Distributions from unconsolidated affiliates	63,578	99,661
Other	385	(31,112)
Net cash provided by (used in) investing activities	2,271,554	(1,029,253)
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,071,180)	(1,711,007)
Issuance of long-term debt	2,050,000	3,250,000
Retirement of senior notes	(846,815)	(1,759,978)
Debt issuance costs	(42,030)	(63,391)
Proceeds from issuance of bridge loan facility	1,304,625	—
Issuance of MGM Growth Properties Class A shares, net	524,704	699,362
Dividends paid to common shareholders	(76,370)	(205,163)
Distributions to noncontrolling interest owners	(219,775)	(172,239)
Purchases of common stock	(353,720)	(638,815)
Other	(29,601)	(18,655)
Net cash provided by (used in) financing activities	1,239,838	(619,886)
Effect of exchange rate on cash	2,481	(162)
Cash and cash equivalents
Net increase (decrease) for the period	2,264,268	(293,193)
Balance, beginning of period	2,329,604	1,526,762
Balance, end of period	$4,593,872	$1,233,569
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$428,520	$597,785
Federal, state and foreign income taxes paid, net of refunds	8,595	18,222
Non-cash investing and financing activities
Investment in MGP BREIT Venture	$802,000	$—
MGP BREIT Venture assumption of bridge loan facility	1,304,625	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782
Net loss	—	—	—	(534,731)	—	(534,731)	(69,423)	(604,154)
Currency translation adjustment	—	—	—	—	424	424	114	538
Cash flow hedges	—	—	—	—	(764)	(764)	316	(448)
Stock-based compensation	—	—	19,739	—	—	19,739	2,209	21,948
Issuance of common stock pursuant to stock-based compensation awards	26	—	(129)	—	—	(129)	—	(129)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,044)	(1,044)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,233)	—	(1,233)	—	(1,233)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,009	—	—	3,009	—	3,009
Other	—	—	—	—	—	—	(522)	(522)
Balances, September 30, 2020	493,307	$4,933	$3,355,693	$3,539,848	$(39,370)	$6,861,104	$4,841,558	$11,702,662

Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net loss	—	—	—	(585,119)	—	(585,119)	(282,974)	(868,093)
Currency translation adjustment	—	—	—	—	16,353	16,353	12,810	29,163
Cash flow hedges	—	—	—	—	(50,422)	(50,422)	(40,226)	(90,648)
Stock-based compensation	—	—	73,062	—	—	73,062	4,619	77,681
Issuance of common stock pursuant to stock-based compensation awards	1,020	11	(7,140)	—	—	(7,129)	—	(7,129)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(155,081)	(155,081)
Dividends declared and paid to common shareholders ($0.155 per share)	—	—	—	(76,370)	—	(76,370)	—	(76,370)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Issuance of restricted stock units	—	—	2,142	—		2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	42,029	—	—	42,029	—	42,029
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture Transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,628)	—	(458)	(2,086)	(131)	(2,217)
Balances, September 30, 2020	493,307	$4,933	$3,355,693	$3,539,848	$(39,370)	$6,861,104	$4,841,558	$11,702,662

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, June 30, 2019	526,333	$5,263	$4,181,585	$2,359,966	$(26,330)	$6,520,484	$4,434,237	$10,954,721
Net income	—	—	—	(37,133)	—	(37,133)	40,920	3,787
Currency translation adjustment	—	—	—	—	(10,509)	(10,509)	(8,093)	(18,602)
Cash flow hedges	—	—	—	—	(10,271)	(10,271)	(6,233)	(16,504)
Stock-based compensation	—	—	13,891	—	—	13,891	1,429	15,320
Issuance of common stock pursuant to stock-based compensation awards	180	2	(1,982)	—	—	(1,980)	—	(1,980)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(26,529)	(26,529)
Dividends declared and paid to common shareholders ($0.13 per share)	—	—	—	(66,948)	—	(66,948)	—	(66,948)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(44,870)	(44,870)
Repurchases of common stock	(12,599)	(126)	(356,856)	—	—	(356,982)	—	(356,982)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,074)	—	—	(3,074)	—	(3,074)
MGP Class A share issuances	—	—	12,399	—	200	12,599	70,138	82,737
Other	—	—	406	—	69	475	(933)	(458)
Balances, September 30, 2019	513,914	$5,139	$3,846,369	$2,255,885	$(46,841)	$6,060,552	$4,460,066	$10,520,618

Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	37,569	—	37,569	104,031	141,600
Currency translation adjustment	—	—	—	—	(2,661)	(2,661)	(1,966)	(4,627)
Cash flow hedges	—	—	—	—	(35,528)	(35,528)	(20,597)	(56,125)
Stock-based compensation	—	—	60,832	—	—	60,832	3,688	64,520
Issuance of common stock pursuant to stock-based compensation awards	667	6	(7,401)	—	—	(7,395)	—	(7,395)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(130,752)	(130,752)
Dividends declared and paid to common shareholders ($0.39 per share)	—	—	—	(205,163)	—	(205,163)	—	(205,163)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(44,870)	(44,870)
Issuance of restricted stock units	—	—	1,546	—	—	1,546	—	1,546
Repurchases of common stock	(23,604)	(236)	(638,579)	—	—	(638,815)	—	(638,815)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(5,907)	—	—	(5,907)	—	(5,907)
Empire City acquisition	9,371	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuances	—	—	79,500	—	(469)	79,031	594,748	673,779
Park MGM transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
Other	—	—	(2,162)	—	164	(1,998)	(526)	(2,524)
Balances, September 30, 2019	513,914	$5,139	$3,846,369	$2,255,885	$(46,841)	$6,060,552	$4,460,066	$10,520,618

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

As of September 30, 2020, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly-owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share, except as otherwise agreed to in connection with the waiver agreement discussed below. As of September 30, 2020, the Company owned 56.7% of the Operating Partnership units, and MGP held the remaining 43.3% ownership interest in the Operating Partnership.

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

Financial Impact of COVID-19. The spread of coronavirus disease 2019 (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on the Company’s business, financial condition and results of operations. In March 2020, all of the Company’s domestic properties temporarily closed pursuant to state and local government requirements as a result of COVID-19. Throughout the second and third quarter of 2020, all of the Company’s properties re-opened to the public but are operating without certain amenities and subject to certain occupancy limitations. Accordingly, although the Company’s properties have re-opened, they are generating revenues that are significantly lower than historical results. In addition, the Company’s properties may be subject to temporary, complete, or partial shutdowns in the future due to COVID-19 related concerns. The Company has also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions, as well as other measures to enforce social distancing. The Company’s properties in Macau resumed operations on February 20, 2020 after a 15-day closure period and, effective July 15, 2020, travelers from Macau to Guangdong province are exempted from a 14-day medical observation if they test negative for COVID-19 within seven days prior to the departure and obtain appropriate health declarations from the Macau and Guangdong government health agencies; however, the properties are still subject to social distancing measures, including limitations on the number of tables allowed to operate, the number of seats available at each table and slot machine spacing, and effective July 15, 2020 guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. The individual visit scheme that permits mainland Chinese residents to travel from Guangdong to Macau resumed on August 26, 2020 and approval for travel from other provinces resumed on September 23, 2020. However, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau and bans on entry or quarantine requirements for visitors that have been to certain countries as well as Hong Kong or Taiwan in the 14 days prior to arriving in Macau), which may significantly impact visitation to the Company’s Macau properties.

While the Company has engaged in aggressive cost reduction efforts to minimize cash outflows while the Company’s properties were closed, and has continued to engage in such efforts as the properties have re-opened,  the Company still has significant fixed and variable expenses, which will adversely affect its profitability. In addition, the Company has seen, and expects to continue to see, weakened demand at its properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, the Company is unable to determine when its properties will return to pre-pandemic demand and pricing, or if the Company’s properties will remain re-opened, but the impact of COVID-19 will have a material impact on its consolidated results of operations during 2020 and potentially thereafter.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of September 30, 2020, on a consolidated basis MGP had total assets of $10.7 billion, primarily related to its real estate investments, and total liabilities of $4.4 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $60 million as of September 30, 2020. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, as further discussed in Note 7.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wagers transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the standalone selling price of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. During the three and nine months ended September 30, 2020, commissions and incentives provided to gaming customers were $276 million and $801 million, respectively. During the three and nine months ended September 30, 2019, commissions and incentives provided to gaming customers were $687 million and $1.9 billion, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2020	2019	2020	2019	2020	2019
	(in thousands)
Balance at January 1	$314,570	$323,811	$126,966	$113,293	$481,095	$667,285
Balance at September 30	350,848	328,061	138,785	125,518	359,877	444,573
Increase / (decrease)	$36,278	$4,250	$11,819	$12,225	$(121,218)	$(222,712)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10.

Leases. Refer to Note 6 for discussion of leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and nine months ended September 30, 2020, lease revenues from third-party tenants include $7 million and $21 million recorded within food and beverage revenue, respectively, and $14 million and $47 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and nine months ended September 30, 2019, lease revenues from third-party tenants include $14 million and $39 million recorded within food and beverage revenue, respectively, and $22 million and $67 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”), which simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company will adopt ASU 2019-12 on January 1, 2021 and, although the Company is currently evaluating the impact of the adoption of ASU 2019-12, the Company does not expect it to have a material impact on the consolidated financial statements.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$454,767	$568,879
MGP BREIT Venture (50.1% owned by the Operating Partnership)	807,936	—
Other	211,252	253,487
	$1,473,955	$822,366

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Income from unconsolidated affiliates	$20,635	$36,214	$48,030	$101,967
Non-operating items from unconsolidated affiliates	(23,604)	(14,669)	(79,986)	(54,311)
	$(2,969)	$21,545	$(31,956)	$47,656

The following table summarizes information related to the Company’s share of income (loss) from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
CityCenter	$(6,041)	$39,317	$(24,489)	$105,672
MGP BREIT Venture	38,976	—	97,787	—
Other	(12,300)	(3,103)	(25,268)	(3,705)
	$20,635	$36,214	$48,030	$101,967

MGP BREIT Venture distributions. For the three and nine months ended September 30, 2020, the Operating Partnership received $23 million and $58 million in distributions from MGP BREIT Venture, respectively.

Other. During the nine months ended September 30, 2020, the Company recognized other-than-temporary impairment charges of $64 million within “Property transactions, net” in the consolidated statements of operations related to an investment in an unconsolidated affiliate classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

CityCenter

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net revenues	$126,673	$320,352	$394,989	$993,215
Operating income (loss)	(29,254)	61,464	(100,491)	159,831
Net income (loss)	(45,267)	33,082	(178,588)	56,079

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

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Senior credit facility	$550,000	$—
Operating Partnership senior credit facility	100,000	1,703,750
MGM China credit facility	654,185	667,404
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	—
5.75% senior notes, due 2025	675,000	1,000,000
4.625% Operating Partnership senior notes, due 2025	800,000	—
5.25% MGM China senior notes, due 2025	500,000	—
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	500,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	1,000,000
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
7% debentures, due 2036	552	552
	11,504,737	11,271,706
Less: Premiums, discounts, and unamortized debt issuance costs, net	(90,007)	(102,802)
	$11,414,730	$11,168,904

Debt due within one year of the December 31, 2019 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving credit facilities.

Senior credit facility. At September 30, 2020, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At September 30, 2020, $550 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 2.75%.

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

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at September 30, 2020.

Operating Partnership senior credit facility and bridge facility. At September 30, 2020, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At September 30, 2020, $100 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 1.85%.

In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 7 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the outstanding balance of $399 million on its term loan A facility in full. As a result, the Operating Partnership incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations. The Operating Partnership was in compliance with its credit facility covenants at September 30, 2020.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of September 30, 2020, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $111 million, with $10 million recorded as a current liability and $101 million recorded as a long-term liability as of September 30, 2020, and $7 million recorded as an asset and $28 million recorded as a long-term liability as of December 31, 2019. The fair value of interest rate swaps not designated as cash flow hedges was $24 million, with $20 million recorded as a current liability and $4 million recorded as a long-term liability as of September 30, 2020, and $3 million recorded as a long-term liability as of December 31, 2019, respectively. Interest rate swaps in an asset position are recorded within “Other long-term assets”, those in a current liability position are recorded within “Other accrued expenses”, and those in a long-term liability position are recorded within “Other long-term liabilities.”

MGM China credit facility. At September 30, 2020, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. At September 30, 2020, $654 million was drawn on the MGM China credit facility and the weighted average interest rate was 3.20%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of COVID-19, in April 2020, MGM China entered into an amendment of its credit agreement which provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio from the second quarter of 2020 through the second quarter of 2021. In October 2020, MGM China further amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. MGM China was in compliance with its applicable MGM China credit facility covenants at September 30, 2020.

MGM China second credit facility. In May 2020, MGM China entered into a second credit facility, which consisted of a $300 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. In June 2020, MGM China increased the amount of the second revolving credit facility by $100 million to $400 million. The MGM China second credit facility bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China credit facility has been fully drawn. At September 30, 2020, no amounts were drawn on the MGM China second credit facility.

The MGM China second credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. Due to the impact of COVID-19, MGM China entered into an amendment of its second credit facility in October 2020 which provided for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. MGM China was in compliance with its applicable MGM China second credit facility covenants at September 30, 2020.

Senior Notes. In October 2020, the Company issued $750 million in aggregate principal amount of 4.75% senior notes due 2028.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $11.9 billion and $12.1 billion at September 30, 2020 and December 31, 2019, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 11.3% and 8.9% for the three and nine months ended September 30, 2020, respectively, compared to a benefit of 620.8% and a provision of 33.9% for the three and nine months ended September 30, 2019, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Due to the impact of COVID-19 on its business operations, the Company increased its valuation allowance for its foreign tax credits (“FTCs”) by $1 million and $28 million in the three and nine months ended September 30, 2020, respectively, and increased its valuation allowance for Macau deferred tax assets by $25 million in the nine months ended September 30, 2020, with corresponding increases to provision for income taxes in each period. In addition, during the nine months ended September 30, 2020, the Company recorded an income tax benefit of $6 million resulting from recently issued guidance related to deductions for employee dining facilities and income tax expense of $349 million related to the MGP BREIT Venture Transaction that closed on February 14, 2020.

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

On March 30, 2020, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through June 26, 2022, concurrent with the end of the term of its gaming subconcession. The prior exemption was set to expire on March 31, 2020. The Company previously re-measured its net deferred tax liability for MGM Grand Paradise during 2019 assuming it would receive the complementary tax exemption extension through June 26, 2022 as a result of required non-discriminatory treatment among gaming concessionaires and sub-concessionaires under Macanese law. As a result, no additional remeasurement is required for the three and nine months ended September 30, 2020. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. MGM Grand Paradise has an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. MGM Grand Paradise has applied for an extension of the annual fee arrangement to cover distributions of gaming profits to be earned through June 26, 2022. Until the extension is granted, the 12% complementary tax will accrue on distributions of gaming profits earned after March 31, 2020; however, no amounts are accrued for the three and nine months ended September 30, 2020 since MGM Grand Paradise is generating losses due to the impact of COVID-19.

NOTE 6 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 11 for further discussion of the master lease with MGP.

Bellagio real estate assets. The lease provides for an initial annual rent for the lease year beginning November 15, 2019 and ending November 30, 2020 of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. The lease requires the Company to spend a specified percentage of net revenues at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding two-year period. The Company was in compliance with its applicable covenants as of September 30, 2020.

Mandalay Bay and MGM Grand Las Vegas real estate assets. Pursuant to a lease agreement between a subsidiary of the Company and MGP BREIT Venture, the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from the MGP BREIT Venture. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for an initial annual rent for the lease year beginning February 14, 2020 and ending February 28, 2021 of $292 million with a fixed 2% escalator for the first fifteen years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. The Company does not consider the renewal options reasonably certain of being exercised and, accordingly, has determined the lease term to be 30 years. In consideration of such, the Company determined the expected lease term of 30 years to be less than 75% of the economic useful life of the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Further, the MGP BREIT Venture provided its implicit rate to the Company, with which the Company determined that the present value of the future lease payments is less than 90% of the fair market value of the Mandalay Bay and MGM Grand Las Vegas real estate assets.  Accordingly, in consideration of these lease classification tests, as well as the fact that the lease does not transfer ownership of the assets back to the Company at the end of the lease term or grant the Company a purchase option and the real estate assets have alternative uses at the end of the lease term, the Company classified the Mandalay Bay and MGM Grand Las Vegas lease as an operating lease.

In addition, the lease requires the Company to spend a specified percentage of net revenues at the properties on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, will require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. The Company was in compliance with its applicable covenants as of September 30, 2020.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$199,166	$25,520	$551,807	$75,777

Finance lease costs
Interest expense(2)	$(5,990)	$208	$(19,796)	$621
Amortization expense	17,851	2,277	52,495	7,247
Total finance lease costs	$11,861	$2,485	$32,699	$7,868

(1)

For the three and nine months ended September 30, 2020, operating lease cost includes $83 million and $248 million related to the Bellagio lease, respectively, and $99 million and $248 million related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.

(2)

For the three and nine months ended September 30, 2020, interest expense includes the effect of COVID-19 related rent concessions received on certain finance leases, for which such effect was recognized as negative variable rent expense.

	September 30,	December 31,
	2020	2019
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(3)	$8,330,530	$4,392,481
Operating lease liabilities - current, classified within "Other accrued liabilities"	$35,651	$67,473
Operating lease liabilities - long-term(4)	8,380,341	4,277,970
Total operating lease liabilities	$8,415,992	$4,345,443

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$217,321	$93,437
Finance lease liabilities - current, classified within "Other accrued liabilities"	$79,087	$27,975
Finance lease liabilities - long-term, classified within "Other long-term obligations"	151,472	67,182
Total finance lease liabilities	$230,559	$95,157

Weighted-average remaining lease term (years)
Operating leases	30	31
Finance leases	3	4

Weighted-average discount rate (%)
Operating leases	8	7
Finance leases	3	3

(3)

As of September 30, 2020 and December 31, 2019, operating lease right-of-use assets, net included $3.7 billion and $3.7 billion related to the Bellagio lease, respectively and $4.1 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

(4)

As of September 30, 2020 and December 31, 2019, operating lease liabilities – long-term included $3.8 billion and $3.7 billion related to the Bellagio lease, respectively and $4.1 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$421,932	$66,562
Operating cash outflows from finance leases	1,741	621
Financing cash outflows from finance leases	19,514	5,533

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,120,312	$45,387
Finance leases	175,446	4,215

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31, 2020	(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$152,226	$28,720
2021	610,886	73,951
2022	615,855	72,240
2023	625,365	63,718
2024	635,755	1,034
Thereafter	20,445,881	517
Total future minimum lease payments	23,085,968	240,180
Less: Amount of lease payments representing interest	(14,669,976)	(9,621)
Present value of future minimum lease payments	8,415,992	230,559
Less: Current portion	(35,651)	(79,087)
Long-term portion of lease liabilities	$8,380,341	$151,472

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

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, the Company’s insurance carriers will deposit funds into a settlement fund covering participating claimants. Claimants had to elect whether to participate in the settlement.  Substantially all claimants did elect to participate in the settlement, and that election is final. The Nevada court issued an order of good faith settlement determination with respect to the Settlement Agreement on September 30, 2020. The deadline for appeals to that decision was October 30, 2020. No such appeals have been filed. That determination was the last step, prior to funding, in the settlement process. As a result, the Company and its insurance carriers expect to deposit $800 million  by November 13, 2020 into a settlement fund covering the participating claimants, which the Company has accrued, and of which $751 million will be funded by the Company’s insurers, recorded as an insurance receivable, and $49 million will be funded by the Company, reflected within “Corporate expense” on the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

While the Company intends for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain lawsuits may not be resolved by the settlement. Following the mediation, a few additional lawsuits related to non-physical injury claims were filed against the Company and/or certain of its subsidiaries which are not included in the Settlement Agreement. The Company will continue to investigate the factual and legal defenses to any remaining claims, and evaluate these matters based on subsequent events, new information and future circumstances but the Company does not believe any remaining claims would be considered material. The Company intends to defend against any such lawsuits and believes it ultimately should prevail, but litigation of this type is inherently unpredictable. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. The Company’s general liability insurance coverage provides, as part of the contractual “duty to defend,” payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees.  The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At September 30, 2020, $28 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at September 30, 2020. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(534,731)	$(37,133)	$(585,119)	$37,569
Adjustment related to redeemable noncontrolling interests	1,777	(3,074)	42,028	(5,906)
Net income (loss) available to common stockholders - basic	(532,954)	(40,207)	(543,091)	31,663
Potentially dilutive effect due to MGP and MGM China stock compensation plans	(25)	(30)	(21)	(111)
Net income (loss) attributable to common stockholders - diluted	$(532,979)	$(40,237)	$(543,112)	$31,552
Denominator:
Weighted-average common shares outstanding - basic	493,517	518,983	494,126	528,429
Potential dilution from share-based awards	—	—	—	3,444
Weighted-average common and common equivalent shares - diluted	493,517	518,983	494,126	531,873
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	6,183	1,108	5,143	1,816

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

MGP Class A share issuance – January 2019. On January 31, 2019, MGP completed an offering of approximately 20 million of its Class A shares. In connection with the offering, the Operating Partnership issued approximately 20 million Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.7% of the partnership units in the Operating Partnership.

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

Northfield OpCo transaction. In April 2019, the Company acquired the membership interests of Northfield Park Associates, LLC (“Northfield OpCo”) from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the three and nine months ended September 30, 2019, MGP issued approximately 3 and 5 million Class A shares under its ATM program, respectively. In connection with the issuances, the Operating Partnership issued 3 and 5 million Operating Partnership units to MGP during the three and nine months ended September 30, 2019, respectively. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuances, the Company indirectly owned 67.7% of the partnership units in the Operating Partnership.

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

Redemption of Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed approximately 30 million Operating Partnership units from the Company for $700 million pursuant to the waiver agreement discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption, and as of September 30, 2020, the Company indirectly owned 56.7% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On October 29, 2020 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on December 15, 2020 to holders of record on December 10, 2020.

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

There were no repurchases made during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $4 million as of September 30, 2020 and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of September 30, 2020.

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

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, June 30, 2020	$13,182	$(60,487)	$8,275	$(39,030)
Other comprehensive income (loss) before reclassifications	538	(6,852)	—	(6,314)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	6,404	—	6,404
Other comprehensive income (loss), net of tax	538	(448)	—	90
Changes in accumulated other comprehensive income (loss):	538	(448)	—	90
Other comprehensive income attributable to noncontrolling interest	(114)	(316)	—	(430)
Balances, September 30, 2020	$13,606	$(61,251)	$8,275	$(39,370)

Balances, January 1, 2020	$(2,747)	$(10,829)	$3,374	$(10,202)
Other comprehensive income (loss) before reclassifications	29,163	(104,355)	—	(75,192)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	13,707	—	13,707
Other comprehensive income (loss), net of tax	29,163	(90,648)	—	(61,485)
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuances	—	—	646	646
MGP BREIT Venture Transaction	—	—	(59)	(59)
Redemption of Operating Partnership units	—	—	4,772	4,772
Other	—	—	(458)	(458)
Changes in accumulated other comprehensive income (loss):	29,163	(90,648)	4,901	(56,584)
Other comprehensive loss (income) attributable to noncontrolling interest	(12,810)	40,226	—	27,416
Balances, September 30, 2020	$13,606	$(61,251)	$8,275	$(39,370)

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

As a result of the Bellagio transaction in the fourth quarter of 2019, the Company records rent expense associated with the triple-net operating lease with Bellagio BREIT Venture. In order to present profit and loss of each reportable segment on a similar economic basis, the rent expense associated with the triple-net operating leases and ground leases is added back within the financial information reviewed by the chief operating decision maker as presented below, including recasting of prior year periods.

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$189,358	$336,262	$527,059	$969,149
Rooms	137,869	469,145	526,838	1,407,733
Food and beverage	81,429	401,362	391,218	1,156,657
Entertainment, retail and other	72,762	300,679	320,920	868,441
	481,418	1,507,448	1,766,035	4,401,980
Regional Operations
Casino	464,789	660,748	1,078,596	1,888,852
Rooms	34,782	90,197	94,842	243,449
Food and beverage	38,646	126,625	138,052	368,374
Entertainment, retail and other	18,609	57,448	60,260	149,241
	556,826	935,018	1,371,750	2,649,916
MGM China
Casino	35,297	662,838	298,995	1,959,582
Rooms	2,800	36,294	19,344	105,171
Food and beverage	6,240	32,214	23,451	93,836
Entertainment, retail and other	2,530	6,409	10,162	19,459
	46,867	737,755	351,952	2,178,048
Reportable segment net revenues	1,085,111	3,180,221	3,489,737	9,229,944
Corporate and other	40,809	134,161	178,809	484,592
	$1,125,920	$3,314,382	$3,668,546	$9,714,536
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$15,125	$441,281	$178,277	$1,263,271
Regional Operations	145,734	269,125	185,369	741,710
MGM China	(96,446)	183,989	(234,724)	549,603
Reportable segment Adjusted Property EBITDAR	64,413	894,395	128,922	2,554,584

Other operating income (expense)
Corporate and other	(113,190)	(72,707)	(374,769)	(220,844)
Preopening and start-up expenses	(11)	(925)	(51)	(5,091)
Property transactions, net	(4,116)	(249,858)	(85,440)	(264,424)
Gain on REIT transactions, net	—	—	1,491,945	—
Depreciation and amortization	(294,363)	(322,009)	(911,859)	(973,211)
CEO transition expense	—	—	(44,401)	—
October 1 litigation settlement	—	—	(49,000)	—
Restructuring	—	(2,491)	(19,882)	(86,579)
Triple-net operating lease and ground lease rent expense	(189,602)	(8,024)	(521,087)	(24,309)
Income from unconsolidated affiliates related to real estate ventures	41,687	—	106,756	—
Operating income (loss)	(495,182)	238,381	(278,866)	980,126
Non-operating income (expense)
Interest expense, net of amounts capitalized	(173,808)	(215,503)	(487,701)	(647,452)
Non-operating items from unconsolidated affiliates	(23,604)	(14,669)	(79,986)	(54,311)
Other, net	13,889	(9,381)	(102,054)	(53,964)
	(183,523)	(239,553)	(669,741)	(755,727)
Income (loss) before income taxes	(678,705)	(1,172)	(948,607)	224,399
Benefit (provision) for income taxes	76,734	7,276	84,668	(75,969)
Net income (loss)	(601,971)	6,104	(863,939)	148,430
Less: Net (income) loss attributable to noncontrolling interests	67,240	(43,237)	278,820	(110,861)
Net income (loss) attributable to MGM Resorts International	$(534,731)	$(37,133)	$(585,119)	$37,569

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

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as noncontrolling interests in the Company’s consolidated financial statements.

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

Financial Impact of COVID-19

The spread of coronavirus disease 2019 (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government requirements as a result of COVID-19. Throughout the second and third quarter of 2020 all of our properties that were temporarily closed re-opened to the public but are operating without certain amenities and subject to certain occupancy limitations. Accordingly, although our properties have re-opened, they are generating revenues that are significantly lower than historical results. In addition, our properties may be subject to temporary, complete, or partial shutdowns in the future due to COVID-19 related concerns. We have also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing. Our properties in Macau resumed operations on February 20, 2020 after a 15-day closure period and, effective July 15, 2020, travelers from Macau to Guangdong province are exempted from a 14-day medical observation if they test negative for COVID-19 within seven days prior to the departure and obtain appropriate health declarations from the Macau and Guangdong government health agencies; however, the properties are still subject to social distancing measures, including limitations on the number of tables allowed to operate, the number of seats available at each table and slot machine spacing, and effective July 15, 2020 guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. The individual visit scheme (“IVS”) that permits mainland Chinese residents to travel from Guangdong to Macau resumed on August 26, 2020 and approval for travel from other provinces resumed on September 23, 2020. However, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau and bans on entry or quarantine requirements for visitors that have been to certain countries as well as Hong Kong or Taiwan in the 14 days prior to arriving in Macau), which may significantly impact visitation to our Macau properties.

While we have engaged in aggressive cost reduction efforts to minimize cash outflows while our properties were closed, and have continued to engage in such efforts as the properties have re-opened, we still face significant fixed and variable expenses. Our efforts include:

•	reducing or deferring at least 50% of planned domestic capital expenditures in 2020;
•

reducing employee costs, including through hiring freezes, headcount reductions and substantial furloughs of employees (which have resulted in a number of employees being separated from us) and cancellation of merit pay increases;

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on a preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•

refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed, which we estimate will result in a $150 million to $175 million refund that we expect to receive in the second or third quarter of 2021;

•	relaxation of interest expense deduction limitation for income tax purposes, which is included in the estimate above;
•

reduction of employer Federal Insurance Contributions Act (“FICA”) taxes equal to 50 percent of wages paid and health care coverage provided to furloughed employees during 2020, which we estimate will result in permanent savings of approximately $115 million to $120 million, and of which $27 million and $113 million was recorded in the three and nine months ended September 30, 2020, respectively; and

•

deferral of all employer FICA taxes from the date of enactment through December 31, 2020, 50 percent payable by December 2021 and the remainder payable by December 2022, which we estimate will result in a deferral of approximately $50 million to $60 million.

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

In addition, we have seen and continue to expect to see weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, or if our properties will remain re-opened, but the impact of COVID-19 will have a material impact on our consolidated results of operations during 2020 and potentially thereafter.

Other Developments

On February 14, 2020, we completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to a newly formed venture (“MGP BREIT Venture”), owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”). In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of MGP BREIT Venture. In connection with the transactions, we provided a shortfall guaranty of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

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

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Historically, our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the three and nine months ended September 30, 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Financial Results

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net revenues	$1,125,920	$3,314,382	$3,668,546	$9,714,536
Operating income (loss)	(495,182)	238,381	(278,866)	980,126
Net income (loss)	(601,971)	6,104	(863,939)	148,430
Net income (loss) attributable to MGM Resorts International	(534,731)	(37,133)	(585,119)	37,569

Summary Operating Results

During the three and nine months ended September 30, 2020 we re-opened all of our domestic properties on the dates shown below:

Las Vegas Strip Resorts
Bellagio	June 4, 2020
MGM Grand Las Vegas	June 4, 2020
New York-New York	June 4, 2020
Excalibur	June 11, 2020
Luxor	June 25, 2020
Mandalay Bay	July 1, 2020
The Mirage	August 27, 2020
Park MGM	September 30, 2020
Regional Operations
Gold Strike	May 25, 2020
Beau Rivage	June 1, 2020
MGM Northfield Park	June 20, 2020
MGM National Harbor	June 29, 2020
MGM Springfield	July 13, 2020
Borgata	July 26, 2020
MGM Grand Detroit	August 7, 2020
Empire City	September 21, 2020

Consolidated net revenues decreased 66% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to the impact of COVID-19, which included a partial quarter of operations at certain of our domestic properties, travel restrictions to Macau, including the suspension of the IVS for part of the quarter, restrictions on the number of table games allowed to operate in certain jurisdictions, and restrictions on the number of seats available at each table at both of our domestic and Macau properties, and other social distancing restrictions in place at our properties, including the number of slot machines available for use, property capacity restrictions, and venue/amenity limitations, as discussed above, which resulted in a 94% decrease in net revenues at MGM China, a 68% decrease in net revenues at our Las Vegas Strip Resorts, and a 40% decrease in net revenues at our Regional Operations.

Consolidated operating loss was $495 million for the three months ended September 30, 2020 compared to consolidated operating income of $238 million in the prior year quarter, primarily driven by a decrease in net revenues discussed above and a $49 million increase in general and administrative expense, partially offset by a decrease in operating expenses as a result of cost reduction efforts during property closures, as discussed below, a $246 million decrease in property transactions, net, a $38 million decrease in corporate expense, discussed below, as well as a $28 million decrease in depreciation and amortization. General and administrative expense increased in the current quarter compared to the prior year quarter due primarily to $181 million of rent expense associated with the Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease recognized during the current quarter, partially offset by aggressive efforts to reduce expenses at our domestic resorts during property closures which primarily included a decrease in payroll expense, utilities, and advertising expense. Property transactions, net decreased in the current quarter due primarily to a $219 million non-cash impairment charge related to the long-lived assets of Circus Circus Las Vegas and the adjacent land included in the prior year quarter. The decrease in corporate expense compared to the prior year quarter is due primarily to reductions in other initiative costs. Corporate expense in the current quarter included $2 million in corporate initiatives costs compared to $15 million in costs to implement the MGM 2020 Plan, Real Estate Committee costs, and finance modernization costs in the prior year quarter. Depreciation and amortization decreased compared to the prior year quarter due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020 and the sale of the Bellagio real estate assets in November 2019.

Consolidated net revenues decreased 62% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary suspension of our domestic and Macau casino operations, travel restrictions to Macau and other operational restrictions, as discussed above, which resulted in a 84% decrease in net revenues at MGM China, a 60% decrease in net revenues at our Las Vegas Strip Resorts, and a 48% decrease in net revenues at our Regional Operations.

Consolidated operating loss was $279 million for the nine months ended September 30, 2020 compared to operating income of $980 million in the prior year period, due primarily to the impact of COVID-19, which included a decrease in net revenues discussed above, a $47 million increase in general and administrative expense, incurrence of $20 million of restructuring costs, a portion of which was recorded to corporate expense, discussed below, partially offset by a decrease in operating expenses as a result of cost reduction efforts during property closures, as discussed below, a $179 million decrease in property transactions, net, a $61 million decrease in depreciation and amortization, and a $1.5 billion gain related to the MGP BREIT Venture Transaction. General and administrative expense increased in the current year period compared to the prior year period due primarily to $497 million of rent expense associated with the Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease, largely offset by aggressive efforts to reduce expenses at our domestic resorts during property closures, which primarily related to decreases in payroll expense, utilities, and advertising expense. In addition, the prior year period included $71 million in restructuring costs related to severance and accelerated stock compensation expense associated with the MGM 2020 Plan. Corporate expense in the current year period included $49 million of October 1 litigation settlement expense, $44 million of CEO transition expense, $5 million of restructuring costs, and $15 million of corporate initiatives costs. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Corporate expense in the prior year period included $20 million of Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $28 million of costs incurred to implement the MGM 2020 Plan, and $10 million of finance modernization initiative costs. Property transactions, net decreased in the current period compared to the prior year period. As it relates to the decrease in property transactions, net, the current year period included a $64 million other-than-temporary non-cash impairment charge on an equity method investment and the prior year period included a $219 million non-cash impairment charge related to the long-lived assets of Circus Circus Las Vegas and the adjacent land. Depreciation and amortization decreased compared to the prior year period due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020 and the sale of the Bellagio real estate assets in November 2019.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Las Vegas Strip Resorts
Table games win	$107,860	$203,882	$351,889	$606,333
Slots win	182,788	308,780	461,784	882,058
Other	3,800	14,573	18,862	48,866
Less: Incentives	(105,090)	(190,973)	(305,476)	(568,108)
Casino revenue	189,358	336,262	527,059	969,149
Rooms	137,869	469,145	526,838	1,407,733
Food and beverage	81,429	401,362	391,218	1,156,657
Entertainment, retail and other	72,762	300,679	320,920	868,441
Non-casino revenue	292,060	1,171,186	1,238,976	3,432,831
	481,418	1,507,448	1,766,035	4,401,980
Regional Operations
Table games win	155,175	219,542	332,114	620,788
Slots win	426,264	627,325	968,924	1,757,386
Other	39,399	81,766	167,920	226,231
Less: Incentives	(156,049)	(267,885)	(390,362)	(715,553)
Casino revenue	464,789	660,748	1,078,596	1,888,852
Rooms	34,782	90,197	94,842	243,449
Food and beverage	38,646	126,625	138,052	368,374
Entertainment, retail and other	18,609	57,448	60,260	149,241
Non-casino revenue	92,037	274,270	293,154	761,064
	556,826	935,018	1,371,750	2,649,916
MGM China
VIP table games win	17,388	317,824	137,693	947,414
Main floor table games win	24,840	500,411	223,961	1,402,575
Slots win	7,653	73,102	42,727	212,984
Less: Commissions and incentives	(14,584)	(228,499)	(105,386)	(603,391)
Casino revenue	35,297	662,838	298,995	1,959,582
Rooms	2,800	36,294	19,344	105,171
Food and beverage	6,240	32,214	23,451	93,836
Entertainment, retail and other	2,530	6,409	10,162	19,459
Non-casino revenue	11,570	74,917	52,957	218,466
	46,867	737,755	351,952	2,178,048
Reportable segment net revenues	1,085,111	3,180,221	3,489,737	9,229,944
Corporate and other	40,809	134,161	178,809	484,592
	$1,125,920	$3,314,382	$3,668,546	$9,714,536

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 44% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to a partial quarter of operations at Park MGM and The Mirage, and operational restrictions related to the pandemic, as discussed above, which resulted in decreases in table games win and slots win of 47% and 41%, respectively.

Las Vegas Strip Resorts casino revenue decreased 46% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary closure of properties, and operational restrictions related to the pandemic, as discussed above, which resulted in decreases in table games win and slots win of 42% and 48%, respectively.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Table Games Drop	$498	$842	$1,489	$2,661
Table Games Win %	21.6%	24.2%	23.6%	22.8%
Slots Handle	$1,944	$3,280	$4,925	$9,458
Slots Hold %	9.4%	9.4%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue decreased 71% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to a partial quarter of operations at Park MGM and The Mirage and a decrease in REVPAR due primarily to a decrease in occupancy as a result of operational restrictions related to the pandemic, as discussed above.

Las Vegas Strip Resorts rooms revenue decreased 63% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary closure of our properties and a decrease in REVPAR due primarily to a decrease in occupancy as a result of operational restrictions related to the pandemic, as discussed above.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Occupancy	44%	92%	64%	92%
Average Daily Rate (ADR)(1)	$139	$164	$168	$167
Revenue per Available Room (REVPAR)(1)	$61	$152	$107	$154

(1)

Rooms that were out of service during the three and nine months ended September 30, 2020, as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue decreased 80% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to a partial quarter of operations at Park MGM and The Mirage, and capacity and other operational restrictions related to the pandemic, as discussed above.

Las Vegas Strip Resorts food and beverage revenue decreased 66% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary closure of our properties and capacity and other operational restrictions related to the pandemic, as discussed above.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 76% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to a partial quarter of operations at Park MGM and The Mirage, capacity and other operational restrictions related to the pandemic, as discussed above, including the closure of entertainment venues, such as theaters and nightclubs.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 63% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary closure of our properties and capacity and other operational restrictions related to the pandemic, as discussed above.

Regional Operations

Regional Operations casino revenue decreased 30% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to a partial quarter of operations at MGM Springfield, Borgata, MGM Grand Detroit, and Empire City, which resulted in decreases in table games win and slots win of 29% and 32%, respectively.

Regional Operations casino revenue decreased 43% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the temporary closure of our properties and other operational restrictions related to the pandemic, which resulted in decreases in table games win and slots win of 47% and 45%, respectively.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Table Games Drop	$739	$1,122	$1,641	$3,158
Table Games Win %	21.0%	19.6%	20.2%	19.7%
Slots Handle	$4,360	$6,666	$10,016	$18,717
Slots Hold %	9.8%	9.4%	9.7%	9.4%

Regional Operations rooms revenue decreased 61% for both the three and nine months ended September 30, 2020 compared to the prior year periods due primarily to the temporary closure of our properties and a decrease in REVPAR due primarily to a decrease in occupancy.

Regional Operations food and beverage revenue decreased 69% and 63% for the three and nine months ended September 30, 2020, compared to the prior year periods, respectively, due primarily to the temporary closure of our properties, and capacity and other operational restrictions, as discussed above.

Regional Operations entertainment, retail and other revenue decreased 68% and 60% for the three and nine months ended September 30, 2020, compared to the prior year periods, respectively, due primarily to the temporary closure of our properties, and capacity and other operational restrictions, as discussed above, including the closure of certain entertainment venues, such as theaters.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
VIP Table Games Turnover	$929	$8,646	$4,804	$29,619
VIP Table Games Win %	1.9%	3.7%	2.9%	3.2%
Main Floor Table Games Drop	$143	$2,117	$986	$6,147
Main Floor Table Games Win %	17.3%	23.6%	22.7%	22.8%

MGM China net revenues decreased 94% for the three months ended September 30, 2020 compared to the prior year quarter due primarily to travel restrictions to Macau, including the suspension of the IVS for part of the quarter, as well as other operational restrictions related to the pandemic, as discussed above. Both VIP table games win and main floor table games win decreased 95% compared to the prior year quarter.

MGM China net revenues decreased 84% for the nine months ended September 30, 2020 compared to the prior year period due primarily to the suspension of operations for a 15-day period in February, travel restrictions to Macau, including the suspension of the IVS for the majority of the current year period, as well as other operational restrictions related to the pandemic, as discussed above. VIP table games win decreased 85% and main floor table games win decreased 84% compared to the prior year period.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue for the nine months ended September 30, 2019 included $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $32 million and $108 million for the three months ended September 30, 2020 and 2019, respectively and $147 million and $331 million for the nine months ended September 30, 2020 and 2019, respectively, which declined for the respective comparative periods due primarily to property closures and other operational restrictions further discussed below. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 10 – Segment Information in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measure” below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Las Vegas Strip Resorts	$15,125	$441,281	$178,277	$1,263,271
Regional Operations	145,734	269,125	185,369	741,710
MGM China	(96,446)	183,989	(234,724)	549,603
Corporate and other	(113,190)	(72,707)	(374,769)	(220,844)
Adjusted EBITDAR	$(48,777)		$(245,847)

Las Vegas Strip Resorts

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 97% and Adjusted Property EBITDAR margin decreased to 3.1% for the three months ended September 30, 2020 compared to 29.3% in the prior year quarter. Adjusted Property EBITDAR decreased compared to the prior year quarter due primarily to a decrease in gaming and non-gaming revenues resulting from the partial quarter of operations at The Mirage and Park MGM, and other operational restrictions related to the pandemic,  partially offset by a decrease in operating expenses as a result of cost reduction efforts.

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 86% and Adjusted Property EBITDAR margin decreased to 10.1% for the nine months ended September 30, 2020 compared to 28.7% in the prior year period. Adjusted Property EBITDAR decreased compared to the prior year period due primarily to a decrease in gaming and non-gaming revenues resulting from the temporary closure of our properties, and other operational restrictions related to the pandemic, partially offset by a decrease in operating expenses as a result of cost reduction efforts.

Regional Operations

Adjusted Property EBITDAR at our Regional Operations decreased 46% and Adjusted Property EBITDAR margin decreased to 26.2% for the three months ended September 30, 2020 compared to 28.8% in the prior year quarter, due primarily to a partial quarter of operations at MGM Springfield, Borgata, MGM Grand Detroit, and Empire City.

Adjusted Property EBITDAR at our Regional Operations decreased 75% and Adjusted Property EBITDAR margin decreased to 13.5% for the nine months ended September 30, 2020 compared to 28.0% in the prior year period. Adjusted Property EBITDAR decreased compared to the prior year period due primarily to a decrease in gaming and non-gaming revenues resulting from the temporary closure of our properties and other operational restrictions related to the pandemic, partially offset by a decrease in operating expenses as a result of cost reduction efforts.

MGM China

MGM China’s Adjusted Property EBITDAR loss was $96 million for the three months ended September 30, 2020 compared to Adjusted Property EBITDAR of $184 million in the prior year quarter due primarily to travel restrictions to Macau, including the suspension of the IVS for part of the quarter, as well as other operational restrictions related to the pandemic. The current quarter included $1 million of license fee expense compared to $13 million in the prior year quarter.

MGM China’s Adjusted Property EBITDAR loss was $235 million for the nine months ended September 30, 2020 compared to Adjusted Property EBITDAR of $550 million in the prior year period due primarily to a decrease in casino revenues resulting from the temporary suspension of casino operations, and travel restrictions to Macau, including the suspension of the IVS for majority of the current year period, as well as other operational restrictions related to the pandemic. The current period included $6 million of license fee expense compared to $38 million in the prior year period.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
CityCenter	$(6,041)	$39,317	$(24,489)	$105,672
MGP BREIT Venture	38,976	—	97,787	—
Other	(12,300)	(3,103)	(25,268)	(3,705)
	$20,635	$36,214	$48,030	$101,967

On March 17, 2020, CityCenter temporarily closed to the public as a result of the unprecedented public health crisis from the COVID-19 pandemic described above. Aria re-opened on July 1, 2020 and Vdara re-opened on July 16, 2020.

Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the three months ended September 30, 2020 was $6 million compared to operating income of $39 million in the prior year quarter, primarily driven by the decrease in CityCenter’s casino and non-casino revenues as a result of the operational restrictions related to the pandemic.

Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the nine months ended September 30, 2020 was $24 million compared to operating income of $106 million in the prior year period, primarily driven by the decrease in CityCenter’s casino and non-casino revenues as a result of the temporary closure, and other operational restrictions related to the pandemic.

Non-operating Results

Interest Expense

Gross interest expense was $175 million and $216 million for the three months ended September 30, 2020 and 2019, respectively. Gross interest expense was $490 million and $652 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross interest expense when compared to the prior year periods is due primarily to the decrease in average debt outstanding under the credit facilities and senior notes due to early retirement of debt discussed below, partially offset by the May 2020 issuance of the $750 million 6.75% senior notes due 2025, the June 2020 issuance of the Operating Partnership’s $800 million 4.625% senior notes due 2025, and the June 2020 issuance of MGM China’s $500 million 5.25% senior notes due 2025. See Note 4 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $14 million for the quarter ended September 30, 2020 compared to other expense, net of $9 million in the prior year quarter. Other expenses, net for the nine months ended September 30, 2020 increased $48 million compared to the prior year period. The current year period included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, and a $3 million net loss on the Operating Partnership’s unhedged interest rate swaps, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes, and a $20 million increase in interest income resulting from an increase in cash and cash equivalents. The prior year period included a $56 million loss incurred on the early retirement of debt related to our senior notes and MGM China’s term loan facility, partially offset by a $2 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 4 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate was a benefit of 11.3% on loss before income taxes for the three months ended September 30, 2020, compared to a benefit of 620.8% on loss before income taxes in the prior year quarter. Our effective tax rate was a benefit of 8.9% on loss before income taxes for the nine months ended September 30, 2020, compared to a provision of 33.9% on income before income taxes in the prior year period. The high effective tax rate in the prior year quarter was primarily due to tax benefit recognized in such quarter on the $219 million non-cash impairment charge related to Circus Circus Las Vegas and adjacent land. The effective rate for the nine months ended September 30, 2020 was unfavorably impacted by tax expense recorded on the MGP BREIT Venture Transaction and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits, while the prior year period was unfavorably impacted by the remeasurement of Macau deferred taxes due to the extension of the subconcession agreement in Macau, the recording of deferred state taxes resulting from the Empire City acquisition and adjustments to our foreign tax credit valuation allowance, partially offset by Macau deferred tax benefit as well as tax benefit resulting from the Circus Circus Las Vegas and adjacent land.

The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

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

Adjusted EBITDAR information is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, we changed our non-GAAP measure, as a result of the Bellagio real estate transaction in the fourth quarter of 2019, to exclude rent expense associated with triple-net operating leases and ground leases. We believe excluding rent expense associated with triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, considered in isolation, or as an alternative to net income, because this measure is not presented on a GAAP basis and exclude certain expenses, including the rent expense associated with our triple-net operating and ground leases, and are provided for the limited purposes discussed herein.

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

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(534,731)	$(37,133)	$(585,119)	$37,569
Plus: Net income (loss) attributable to noncontrolling interests	(67,240)	43,237	(278,820)	110,861
Net income (loss)	(601,971)	6,104	(863,939)	148,430
Provision (benefit) for income taxes	(76,734)	(7,276)	(84,668)	75,969
Income (loss) before income taxes	(678,705)	(1,172)	(948,607)	224,399
Non-operating (income) expense
Interest expense, net of amounts capitalized	173,808	215,503	487,701	647,452
Non-operating items from unconsolidated affiliates	23,604	14,669	79,986	54,311
Other, net	(13,889)	9,381	102,054	53,964
	183,523	239,553	669,741	755,727
Operating income (loss)	(495,182)	238,381	(278,866)	980,126
Preopening and start-up expenses	11	925	51	5,091
Property transactions, net	4,116	249,858	85,440	264,424
Gain on REIT transactions, net	—	—	(1,491,945)	—
Depreciation and amortization	294,363	322,009	911,859	973,211
CEO transition expense	—	—	44,401	—
October 1 litigation settlement	—	—	49,000	—
Restructuring	—	2,491	19,882	86,579
Triple-net operating lease and ground lease rent expense	189,602	8,024	521,087	24,309
Income from unconsolidated affiliates related to real estate ventures	(41,687)	—	(106,756)	—
Adjusted EBITDAR	$(48,777)		$(245,847)

Guarantor Financial Information

As of September 30, 2020, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, MGM Springfield, and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	September 30,	December 31,
	2020	2019
Balance Sheet	(In thousand)
Current assets	$4,847,259	$3,013,995
Investment in the MGP Operating Partnership	1,954,300	2,738,897
Intercompany accounts due from non-guarantor subsidiaries	86,608	40,368
MGP master lease right-of-use asset, net	6,739,073	8,479,721
Other long-term assets	12,408,304	9,477,605
MGP master lease operating lease liabilities - current	148,427	165,656
Other current liabilities	1,919,084	2,278,445
MGP master lease operating lease liabilities - noncurrent	7,224,761	8,960,267
Other long-term liabilities	15,633,034	10,858,422

Nine Months Ended
September 30,
2020
Income Statement	(In thousand)
Net revenues	$2,672,499
MGP master lease rent expense	(484,987)
Operating income	194,206
Loss from continuing operations	(61,203)
Net income	40,134
Net income attributable to MGM Resorts International	40,134

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash used in operating activities was $1.2 billion in the nine months ended September 30, 2020 compared to cash provided by operating activities of $1.4 billion in the nine months ended September 30, 2019. Operating cash flows were significantly negatively impacted by the temporary suspension of our operations, travel restrictions to Macau and other operational restrictions resulting from the COVID-19 pandemic, as discussed above, and triple-net operating lease rent payments, partially offset by an increase in distributions from unconsolidated affiliates primarily received from the MGP BREIT Venture and a decrease in cash paid for interest, as discussed in “Non-operating Results”. In addition to the decrease in our operating results across all properties, the current year period was negatively affected by a change in working capital primarily related to non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities. The prior year period was also negatively affected by a change in working capital, primarily related to gaming deposits.

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

Cash provided by investing activities was $2.3 billion in the nine months ended September 30, 2020 compared to cash used in investing activities of $1.0 billion in the nine months ended September 30, 2019. The change was due primarily to $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas in the current year compared to an outflow of $536 million for the Empire City acquisition in the prior year and a decrease of $305 million in capital expenditures, partially offset by a $36 million decrease in distributions from unconsolidated affiliates. In the current year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution received from CityCenter. In the prior year period, distributions from unconsolidated affiliates included $90 million related to our share of a distribution received from CityCenter. The decrease in capital expenditures primarily reflects our efforts to reduce or defer planned domestic capital expenditures as we mitigate the impact of the COVID-19 pandemic on our liquidity and the substantial completion of our MGM Springfield development project, the rebranding at Park MGM, and the expansion of the convention center at MGM Grand Las Vegas in the prior year, as discussed in further detail below.

Capital Expenditures

We made capital expenditures of $178 million in the nine months ended September 30, 2020, of which $77 million related to MGM China. Capital expenditures at MGM China included $67 million primarily related to construction close-out and projects at MGM Cotai and $10 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $101 million included expenditures relating to information technology, health and safety initiatives, and various room, restaurant, and entertainment venue remodels.

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

Financing activities. Cash provided by financing activities was $1.2 billion in the nine months ended September 30, 2020 compared to cash used in financing activities of $620 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, we received net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $132 million, as further discussed below, repurchased $354 million of our common stock, distributed $220 million to noncontrolling interest owners, and paid $76 million in dividends to our shareholders. In comparison, in the prior year period, we repaid net debt of $221 million, had net proceeds from MGP’s issuance of Class A shares of $700 million, repurchased $639 million of our common stock, distributed $172 million to noncontrolling interest owners, and paid $205 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2020, we had net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion and net debt borrowings of $132 million, which consisted of our net borrowings of $550 million on our senior credit facility, our issuance of $750 million of 6.75% senior notes, the Operating Partnership’s issuance of $800 million of 4.625% senior notes, and MGM China’s issuance of $500 million of 5.25% senior notes, partially offset by the tender of $750 million of our senior notes and corresponding $97 million of tender offer costs, the net repayment of $13 million on MGM China’s credit facility, and the net repayment of $1.6 billion on the Operating Partnership's senior credit facility consisting of the repayment of $1.3 billion of its term loan B facility in full using the proceeds of the $1.3 billion bridge loan facility, which was then assumed by the MGP BREIT Venture the repayment of its $399 million term loan A facility in full using the net proceeds from MGP’s settlement of forward equity agreements, offset by a net draw of $100 million on its revolving credit facility.

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

In June 2020, the Operating Partnership issued $800 million in aggregate principal amount of 4.625% senior notes due 2025. The proceeds were used to repay borrowings on the Operating Partnership’s senior credit facility, which were used to fund the redemption of $700 million of Operating Partnership units by the Operating Partnership for cash.

In June 2020, MGM China issued $500 million in aggregate principal amount of 5.25% senior notes due 2025. The proceeds were used to partially repay amounts outstanding under the MGM China credit facility and for general corporate purposes.

During the nine months ended September 30, 2019, we repaid net debt of $221 million which consisted of the repayment of our $850 million 8.625% notes due 2019, the repayment of an aggregate $872 million of our senior notes pursuant to cash tender offers, $1.7 billion of net repayments on the previous MGM China senior secured credit facility, and $567 million of net repayments on the Operating Partnership’s senior credit facility, partially offset by our issuance of $1.0 billion of senior notes, the Operating Partnership’s issuance of $750 million of senior notes, MGM China’s issuance of $1.5 billion of senior notes, and $510 million of net borrowings on our senior credit facility. Additionally, in April 2019, we issued $1.0 billion in aggregate principal amount of 5.50% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026 and used the proceeds to permanently repay approximately $1.0 billion on its term loan facility with the remainder used to pay down its revolving credit facility. In August 2019, MGM China entered into a new $1.25 billion senior unsecured revolving credit facility, on which it drew $776 million and used the proceeds to fully repay the borrowings outstanding under its previous senior secured credit facility. The proceeds from the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027 along with the proceeds from MGP’s Class A share issuance were primarily used to finance MGP’s acquisition of the real property associated with Empire City, finance the Park MGM transaction, and repay amounts drawn under the Operating Partnership’s revolving credit facility. The draws under our senior credit facility were primarily used to repay our senior notes due 2019, partially finance our acquisition of Empire City, pay dividends, and repurchase shares of our common stock. Additionally, we paid $63 million of debt issuance costs related to the issuance of the Operating Partnership’s senior notes, our senior notes, and MGM China’s senior notes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the nine months ended September 30, 2020, we repurchased and retired $354 million of our common stock pursuant to our current $2.0 billion stock repurchase plan. During the nine months ended September 30, 2019, we repurchased and retired $639 million of our common stock pursuant to our $2.0 billion stock repurchase plan. The remaining availability under our $2.0 billion stock repurchase program was approximately $4 million as of September 30, 2020, and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of September 30, 2020.

In March 2020, we paid a dividend of $0.15 per share, and in June 2020 and September 2020, we paid dividends of $0.0025 per share, totaling $76 million paid during the nine months ended September 30, 2020. In March 2019, June 2019 and September 2019, we paid dividends of $0.13 per share, totaling $205 million paid during the nine months ended September 30, 2019.

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

The Operating Partnership paid the following distributions to its partnership unit holders during the nine months ended September 30, 2020 and 2019:

•	$454 million of distributions paid in 2020, of which we received $274 million and MGP received $180 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$395 million of distributions paid in 2019, of which we received $278 million and MGP received $117 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

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

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations, and financial conditions. During this time, we have remained committed to managing our expenses to strengthen our liquidity position. As of September 30, 2020, we had cash and cash equivalents of $4.6 billion, of which MGM China held $396 million and the Operating Partnership held $655 million. In addition to our cash and cash equivalent balance, we have significant real estate assets and other holdings: we own MGM Springfield, a 50% interest in CityCenter in Las Vegas, an approximate 56% interest in MGM China, and a 56.7% economic interest in MGP. We have also entered into an agreement with MGP to redeem for cash for up to $1.4 billion of MGP’s operating partnership units held by us, under which we have $700 million remaining.

At September 30, 2020, we had $11.5 billion in principal amount of indebtedness, including $550 million outstanding under our $1.5 billion revolving credit facility, $100 million outstanding under the $1.35 billion Operating Partnership revolving credit facility, and $654 million outstanding under the $1.25 billion MGM China revolving credit facility. No amounts were drawn on the $400 million MGM China second revolving credit facility. We have no debt maturing prior to 2022. Subsequent to September 30, 2020, in October 2020, we issued $750 million in aggregate principal amount of 4.75% senior notes due 2028. The proceeds will be used for general corporate purposes, which included repaying the $550 million outstanding under our senior credit facility in full.

We have planned capital expenditures expected over the remainder of the year of approximately $60 million to $70 million domestically and approximately $35 million to $45 million at MGM China. We also plan to invest approximately $145 million in our venture, BetMGM, LLC, over the next twelve months. As of September 30, 2020, our expected cash interest payments over the next twelve months are approximately $335 million to $340 million, excluding MGP and MGM China, and approximately $680 million to $690 million on a consolidated basis. We are also required as of September 30, 2020 to make annual rent payments of $828 million under the master lease with MGP, annual rent payments of $245 million under the lease with Bellagio BREIT Venture, and annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators.

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

Additionally,  due to the continued impact of the COVID-19 pandemic, in April 2020, MGM China entered into an amendment to its credit agreement, which provided for a waiver of its maximum leverage ratio through the second quarter of 2021, and a waiver of its minimum interest coverage ratio beginning in the second quarter of 2020 through the second quarter of 2021. In October 2020, MGM China further amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. Also, in October 2020, MGM China entered into an amendment of its second credit facility which provided for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021.

In October 2020, the Operating Partnership paid $148 million of distributions to its partnership unit holders, of which we received $84 million and MGP received $64 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On October 29, 2020, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on December 15, 2020 to holders of record on December 10, 2020. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and will continue to impact our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material.  While we believe our strong liquidity position, valuable real estate assets and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations.  Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies and estimates since year end.

In response to the COVID-19 pandemic and the corresponding significant economic and operational disruption discussed elsewhere, we considered whether circumstances triggered a quantitative review of our goodwill and indefinite-lived intangible assets. We considered the results of our 2019 impairment analysis in which we concluded, for those tested qualitatively, that it was more likely than not that the fair values of our reporting units and indefinite-lived intangibles exceeded their carrying values by a substantial margin and, for those tested quantitatively, that the fair value exceeded carrying value by a substantial margin. We also considered our current market capitalization which indicates a decline in fair values since the 2019 impairment analysis, however, the carrying values of our reporting units continue to be less than the corresponding implied fair values. As of September 30, 2020, we continue to conclude that it is more-likely-than-not that the fair values continue to exceed carrying values and, accordingly, an interim quantitative impairment review of our goodwill and indefinite-lived intangible assets was not triggered.

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

As of September 30, 2020, variable rate borrowings represented approximately 10% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							September 30,
	2020	2021	2022	2023	2024	Thereafter	Total	2020
	(In millions)
Fixed-rate	$—	$—	$1,000	$1,250	$1,800	$6,151	$10,201	$10,556
Average interest rate	N/A	N/A	7.8%	6.0%	5.5%	5.4%	5.7%
Variable rate	$—	$—	$—	$100	$654	$550	$1,304	$1,304
Average interest rate	N/A	N/A	N/A	1.9%	3.2%	2.8%	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of September 30, 2020, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $20 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow and execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in sports betting and iGaming, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter, our ability to deliver on our MGM 2020 Plan, any benefits we expect to receive from the CARES Act, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•

although our properties have re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic;

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

•

our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, rent payments to the Bellagio BREIT Venture and to the MGP BREIT Venture, and guarantees we provide of the indebtedness of the Bellagio BREIT Venture and the MGP BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;

•	the possibility that we may not realize all of the anticipated benefits of our MGM 2020 Plan or our asset light strategy;
•	the fact that our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new Enterprise Resource Planning system during the three months ended September 30, 2020. In connection with this implementation, we have updated certain control processes that were impacted. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting. There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the mediation of these matters, we and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to us (collectively, the “Claimants”) have entered into a settlement agreement (the “Settlement Agreement”) whereby, subject to the satisfaction of certain monetary and non-monetary conditions, our insurance carriers will deposit funds into a settlement fund covering participating claimants. Claimants had to elect whether to participate in the settlement.  Substantially all claimants did elect to participate in the settlement, and that election is final. The Nevada court issued an order of good faith settlement determination with respect to the Settlement Agreement on September 30, 2020. The deadline for appeals to that decision was October 30, 2020. No such appeals have been filed. That determination was the last step, prior to funding, in the settlement process. As a result, we and our insurance carriers expect to deposit $800 million  by November 13, 2020 into a settlement fund covering the plaintiffs who opted into the Settlement Agreement, which we have accrued, and of which $751 million will be funded by ours insurers, recorded as an insurance receivable, and $49 million will be funded by us, reflected within “Corporate expense” on the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

While we intend for substantially all claimants to be covered by the Settlement Agreement, it remains possible that certain lawsuits may not be resolved by the settlement.  Following the mediation, a few additional lawsuits related to non-physical injury claims were filed against us  and/or certain of our subsidiaries which are not included in the Settlement Agreement. We will continue to investigate the factual and legal defenses to any remaining claims, and evaluate these matters based on subsequent events, new information and future circumstances but we do not believe any remaining claims would be considered material. We intend to defend against any such lawsuits and believe we ultimately should prevail, but litigation of this type is inherently unpredictable. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on our part or any of our affiliates. Our general liability insurance coverage provides, as part of the contractual “duty to defend,” payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

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

The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three and nine months ended September  30, 2020 and which we expect to impact results for the quarter ending December 31, 2020 and potentially thereafter as a result of the continued increased geographic spread of the pandemic. In particular, although all of our properties have now re-opened as of the date of this filing, all of our properties were required to close for some periods of time during the first nine months of 2020 pursuant to various state and local government regulations, which had a negative impact on our results of operations during this period. Our properties are currently operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. See “—Although all of our properties have re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic.”

Our properties in Macau resumed operations on February 20, 2020, and effective July 15, 2020 travelers from Macau to Guangdong province are exempted from a 14-day medical observation if they test negative for COVID-19 within seven days prior to the departure and obtain appropriate health declarations from the Macau and Guangdong government health agencies; however, the properties are still subject to social distancing measures, including limitations on the number of tables allowed to operate, the number of seats available at each table and slot machine spacing, and effective July 15, 2020 guests entering casinos are required to provide negative COVID-19 test results and the appropriate health declaration from the Macau government health agency. The IVS that permits mainland Chinese residents to travel from Guangdong to Macau resumed on August 26, 2020 and approval for travel from other provinces resumed on September 23, 2020. However, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, and bans on entry or quarantine requirements for visitors that have been to certain countries as well as Hong Kong or Taiwan in the 14 days prior to arriving in Macau), which may significantly impact visitation to our Macau properties and continue to have a material impact on MGM China’s results of operations.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment (including sporting events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. We may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of health and safety compliance. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

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

Although all of our properties have re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for the re-opened properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this filing, all of our properties have re-opened to the public, but are operating without certain amenities and subject to certain occupancy limitations. Accordingly, although our properties have re-opened, they are generating revenues that are significantly lower than historical results. In addition, our properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. We have also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions and other measures to enforce social distancing. While we engaged in aggressive cost reduction efforts to minimize cash outflows while our properties were closed, and have continued to engage in such efforts as our properties have re-opened, we still have significant fixed and variable expenses, which will adversely affect our profitability. In addition, we have seen, and continue to expect to see, weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, but the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees. As a result of the temporary closures of all of our domestic properties, the limited amenity offerings upon re-opening of the properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including substantial furloughs (which have resulted in a number of employees being separated from the Company) and headcount reductions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

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

10.1

Employment Agreement, effective as of July 29, 2020, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on July 31, 2020).

22	Subsidiary Guarantors.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: November 3, 2020	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2020		/s/ COREY I. SANDERS
Corey I. Sanders
Chief Financial Officer and Treasurer (Principal Financial Officer)