Form 10-K
period 2020-12-31
MGM Resorts International
filed 2021-02-26
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes   ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2020 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2020) was $7.9 billion.  As of February 23, 2021, 494,853,355 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

MGM Growth Properties LLC (“MGP”), is a consolidated subsidiary of the Company. Substantially all of its assets are owned by and substantially all of its businesses are conducted through its subsidiary MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). As of December 31, 2020, pursuant to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, we lease the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements, and Note 18 in the accompanying consolidated financial statements for information regarding the master lease with MGP. Pursuant to a lease agreement between a subsidiary of ours and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”), we lease the real estate assets of Bellagio. Additionally, pursuant to a lease agreement between a subsidiary of ours and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”), we lease the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 11 for further discussion of the leases.

Business Developments

In August 2016, we acquired the remaining 50% ownership interest in Borgata, at which time Borgata became a wholly owned consolidated subsidiary of ours. Subsequently, MGP acquired Borgata’s real property from us and Borgata was added to the master lease between us and MGP. In December 2016, we opened MGM National Harbor and, in October 2017, MGP also acquired the long-term leasehold interest and real property associated with MGM National Harbor from us and MGM National Harbor was added to the master lease between us and MGP.

In February 2018, we opened MGM Cotai, an integrated casino, hotel and entertainment resort on the Cotai Strip in Macau, and in August 2018, we opened MGM Springfield in Springfield, Massachusetts.

In July 2018, MGP acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park (“Northfield Acquisition”). In April 2019, we acquired the membership interests of Northfield from MGP and MGP retained the associated real estate assets. We then rebranded the property to MGM Northfield Park and added it to the master lease between us and MGP.

In July 2018, we and Entain plc (“Entain”) formed BetMGM LLC (“BetMGM”), a venture that is owned 50% by each party. In connection with its formation, we provided BetMGM with exclusive access to all of our domestic land-based and online sports betting, major tournament poker, and online gaming operations and Entain provided BetMGM with exclusive access to its technology in the United States.

In January 2019, we acquired the real property and operations associated with Empire City Casino's racetrack and casino ("Empire City"). Subsequently, MGP acquired Empire City’s developed real property from us and Empire City was added to the master lease between us and MGP.

In March 2019, we entered into an amendment to the master lease between us and MGP with respect to improvements made by us related to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”).

Additionally, in November 2019, the Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from us and leased such assets back to us pursuant to a lease agreement. The lease provides for a term of thirty years with two ten year renewal options and has an initial annual base rent of $245 million, escalating annually at a rate of 2% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3% during the 11th through 20th years and 4% thereafter. In addition, the lease obligates us to spend a specified percentage of net revenues at the property on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to rent for the succeeding two year period. In exchange for the contribution of the real estate assets, we received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and approximately $4.2 billion in cash. We also provide a shortfall guarantee of the principal amount of indebtedness of the Bellagio BREIT Venture (and any interest accrued and unpaid thereon).

In December 2019, we completed the sale of Circus Circus Las Vegas and adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million.

On February 14, 2020, we completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed MGP BREIT Venture. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by the MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of the MGP BREIT Venture. We also provide a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease obligates us to spend a specified percentage of net revenues at the properties on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. Additionally, the master lease with MGP was modified to remove the Mandalay Bay property and the annual cash rent under the MGP master lease was reduced by $133 million.

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units that we hold, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and was scheduled to terminate on the earlier of February 14, 2022 or upon our receipt of cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units. On May 18, 2020 the Operating Partnership redeemed approximately 30 million Operating Partnership units that we held for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed approximately 24 million Operating Partnership units that we held for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations and cash flows in 2021. In March 2020, all of our domestic properties temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of our properties re-opened to the public but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for our properties or portions of our properties into the first quarter of 2021. In response to reduced demand, we temporarily closed the hotel tower operations at Mandalay Bay and Park MGM midweek and temporarily closed The Mirage midweek, which are expected to resume full week operations on March 3, 2021. Accordingly, our properties have continued to generate revenues that are significantly lower than historical results. In addition, as a result of the continued impact of the COVID-19 pandemic and the emergence of variant strains, our properties may be subject to temporary, complete, or partial shutdowns in the future. At this time, we cannot predict whether the jurisdictions in which our properties are located, states or the federal government will continue to impose operating restrictions on us or adopt similar or more restrictive measures in the future, including stay-at-home orders or ordering the temporary closures of all or a portion of our properties. We have implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions, as well as other measures to enforce social distancing. In addition, following a temporary closure of our properties in Macau on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, mask protection and the need to present negative COVID-19 test results and health declarations submitted through the Macau Health Code system which remain in effect. Effective July 15, 2020, all guests entering our casinos were required to provide a negative nucleic acid test result with a valid ‘green’ Macau Health Code. Although the issuance of tourist visas (including the individual visa scheme (“IVS”)) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, the nucleic acid test result certificate and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to our Macau properties.

While we have engaged in aggressive cost reduction efforts to minimize cash outflows while our properties were initially closed, and have continued to engage in such efforts as the properties have re-opened, we still have significant fixed and variable expenses, which have and will continue to adversely affect our profitability. In addition, we have seen, and expect to continue to see, weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand and pricing, or if our properties will remain re-opened. The COVID-19 pandemic has had a material impact on our consolidated results of operations during 2020 and we expect that it will continue to have a material impact on our consolidated results of operations during 2021 and potentially thereafter.

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as all of our casino resorts, except as otherwise described related to the impact of COVID-19, typically operate 24 hours a day, every day of the year, with the exception of Empire City Casino which operates 20 hours a day, every day of the year, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. Our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We also lease space to third party retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2020, we have three reportable segments: Las Vegas Strip Resorts, Regional Operations, and MGM China.

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

Over half of the net revenue from our domestic resorts is typically derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities. Although we have been operating without certain amenities and subject to certain limitations as a result of the COVID-19 pandemic, our long-term strategy is to market to different customers and utilize our significant convention and meeting facilities to allow us to maximize hotel occupancy and customer volumes which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities.

Our casino operations feature a variety of slots and table games, and, through BetMGM, we offer online sports betting and iGaming in certain jurisdictions in the United States. In addition, we provide our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere.

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and the related gaming subconcession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Although visitation during 2020 was significantly reduced by the COVID-19 pandemic, we expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., which expires in 2022. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos or gaming areas require government approval prior to commencing operations. See “Risk Factors — Risks Related to our Business — The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. Our unconsolidated affiliates include the ventures with BREIT discussed elsewhere, BetMGM, and CityCenter Holdings, LLC (“CityCenter”), which we also manage for a fee, among others.

See Note 17 in the accompanying consolidated financial statements for detailed financial information about our segments.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2020.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage (1)	Slots (2)	Tables (3)
Las Vegas Strip Resorts:
Bellagio	3,933	155,000	1,415	148
MGM Grand Las Vegas (4)	6,071	169,000	1,270	98
Mandalay Bay (5)	4,750	152,000	1,117	60
The Mirage	3,044	94,000	819	69
Luxor	4,397	101,000	859	48
Excalibur	3,981	94,000	927	41
New York-New York	2,024	81,000	992	51
Park MGM (6)	2,898	66,000	766	58
Subtotal	31,098	912,000	8,165	573
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (7)	400	151,000	3,079	127
Beau Rivage (Biloxi, Mississippi)	1,740	87,000	1,681	75
Gold Strike (Tunica, Mississippi)	1,133	48,000	948	66
Borgata (Atlantic City, New Jersey)	2,767	160,000	2,856	189
MGM National Harbor (Prince George's County, Maryland) (8)	308	146,000	2,603	171
MGM Springfield (Springfield, Massachusetts) (9)	240	126,000	1,841	38
MGM Northfield Park (Northfield, Ohio)	—	92,000	1,869	—
Empire City (Yonkers, New York)	—	137,000	4,693	—
Subtotal	6,588	947,000	19,570	666
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	582	307,000	1,079	279
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,390	298,000	1,098	273
Subtotal	1,972	605,000	2,177	552
Other Operations:
CityCenter – 50% owned (Las Vegas, Nevada) (10)	5,499	139,000	1,344	120
Subtotal	5,499	139,000	1,344	120
Grand total	45,157	2,603,000	31,256	1,911

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices. Also includes gaming devices temporarily out of service due to COVID-19 restrictions.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker. Also includes gaming tables temporarily out of service due to COVID-19 restrictions.
(4)	Includes 1,078 rooms at The Signature at MGM Grand Las Vegas.
(5)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(6)	Includes 293 rooms at NoMad Las Vegas.
(7)	Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(8)	Our local investors have a non-voting economic interest in MGM National Harbor. Refer to Note 2 in the accompanying consolidated financial statements for further description of such interest.
(9)	Our local investor has a non-voting economic interest in MGM Springfield.
(10)

Includes Aria with 4,004 rooms. Vdara includes 1,495 condo-hotel units, which are predominantly utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

Customers and Competition

Our properties operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, iGaming and other forms of legalized gaming in the United States and internationally. For further discussion of the potential impact of competitive conditions on our business, see “Risk Factors — Risks Related to our Business — We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow.”

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

Las Vegas Strip Resorts and Regional Operations

Our customers include premium gaming customers; leisure and wholesale travel customers; business travelers, and group customers, including conventions, trade associations, and small meetings. We have a diverse portfolio of properties, which appeal to the upper end of each market segment and also cater to leisure and value-oriented tour and travel customers. Many of our properties have significant convention and meeting space which we utilize to drive business to our properties during midweek and off-peak periods.

Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Las Vegas Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip Resorts also compete, in part, with each other. Major competitors, including new entrants, have either recently expanded their hotel room capacity and convention space offerings, or have plans to expand their capacity or construct new resorts in Las Vegas. Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas.

Outside Nevada, our resorts primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region.

MGM China

The three primary customer bases in the Macau gaming market are VIP gaming operations, main floor gaming operations and slot machine operations. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who assist VIP players with their travel and entertainment arrangements. Gaming promoters are compensated through payment of revenue-sharing arrangements and rolling chip turnover-based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor gaming operations exceeds the VIP gaming operations due to commission costs paid to gaming promoters. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion to attract ultra-high end customers.

VIP gaming at MGM China is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters purchase these nonnegotiable chips and in turn they sell these chips to their players. The nonnegotiable chips allow us to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are based on a percentage of the gross table games win or a percentage of the table games turnover they generate. They also receive a complimentary allowance based on a percentage of the table games turnover they generate, which can be applied to hotel rooms, food and beverage and other discretionary customer-related expenses. Gaming promoter commissions are recorded as a reduction of casino revenue. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

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

Strategy

We strive to be a leader in the global gaming, entertainment and hospitality industry that delivers extraordinary entertainment across a portfolio of properties in the United States and Macau. The quality of our properties and amenities is evidenced by our success in winning numerous awards, both domestic and globally, including several Four and Five Diamond designations from the American Automobile Association, multiple Four and Five Star designations from Forbes Travel Guide and numerous certifications of our Corporate Social Responsibility efforts.

Our strategic objectives include:

•

People. Implement programs to enhance recruitment, talent management and development, as well as diversity and inclusion, to support the achievement of key business drivers including guest experience, community engagement and financial goals.

•	Operational excellence. Exceed customer expectations through tailored experiences, innovative solutions and quality service to maximize financial results.
•

Growth. Execute a targeted approach to growth to become a premier global omni-channel gaming, hospitality and entertainment company, increasing global brand presence in international markets and through establishing ourselves as a data driven company focused on identifying high value customers, enhancing guest experiences through technology and service, growing brand loyalty and capturing greater market share.

•	Capital allocation. Disciplined investment of cashflows in growth opportunities.

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing properties, spending on strategic developments or initiatives, repaying long-term debt and returning capital to shareholders. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

We regularly evaluate possible expansion and acquisition opportunities in domestic and international markets, including the ownership, management and operation of gaming and other entertainment facilities and  accessing new markets for sports and interactive, as well as iGaming and online sports betting. We also leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands are well-suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

During 2019 and 2020, we delivered on our “MGM 2020 Plan”, a portfolio of improvement initiatives designed to improve the results of our operations, which were primarily comprised of labor, sourcing and revenue programs. We continued to invest in our operating model by expanding the footprint of our Centers of Excellence and enabling best in class operations through adjustments within corporate and property business units. In addition, as a result of the COVID-19 pandemic, we implemented several cost cutting initiatives in 2020 that have further improved our operating model and will, together with our MGM 2020 Plan, position us as a stronger company when our business volumes return to 2019 levels. Further detail on these cost reduction efforts can be found elsewhere in this Annual Report Form 10-K.

We have continued to focus on our key growth opportunities of developing an integrated resort in Japan and investing in our BetMGM venture. We believe that BetMGM is positioned as a long-term leader in the U.S. online sports betting and iGaming industries with growing market access and market share. As part of our commitment to the success of our BetMGM joint venture, we have integrated our M life program with BetMGM and have BetMGM branded on-property sportsbooks and kiosks to drive higher value customers at lower acquisition costs through a robust omni-channel strategy.

Technology

We utilize technology to maximize revenue and to drive efficiency in our operations. Additionally, technology is core to our ability to provide an enhanced customer and employee experience. We believe that digital platforms and customer experiences are critical to differentiation in our marketplace and are critical components to drive growth in our business. Keeping health and safety in mind, we accelerated and reimagined several aspects of the guest experience this year through self-service technology. This includes a newly revamped contactless check-in, which allows guests to complete the check-in process entirely themselves through our mobile app, digital menus, and virtual queues for guests when immediate seating is unavailable or for controlling occupancy at food and beverage outlets, pools and spa, and salon facilities. In addition, we now offer the option of contactless payments across our resort experience and have started piloting mobile order and pay solutions at select owned and operated restaurants. While we have started on this journey, key investments in technology are needed to continue to lay the groundwork for our initial ambition for the MGM 2020 Plan, focused on digital transformation to drive revenue growth.

Environmental & Social Responsibility

At MGM Resorts we have had a long-standing commitment to environmental and social responsibility. For over a decade, the Company has had a dedicated board committee focused on Corporate Social Responsibility (“CSR”). In 2019, we bolstered governance of these topics by uniting the key pillars of Diversity and Inclusion, Philanthropy and Community Engagement and Environmental Sustainability under one new, Executive Committee-level leader who manages the Social Impact and Sustainability Center of Excellence, reports directly to the Chief Executive Officer and President and serves as liaison to the CSR board committee.

The Social Impact and Sustainability team stewards our commitment to Focus on What Matters: Embracing Humanity and Protecting the Planet and helps us progress on our fourteen publicly stated 2025 goals. Examples of these goals include Ensure all employees have equal access to leadership opportunities; Donate 5 million meals through our Feeding Forward program; and Reduce carbon emissions per square foot by 45%. The full list of goals and performance against them are available at mgmresorts.com/focused. The content on this website is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K.

We are committed to aligning disclosures to prevailing Environmental, Social Governance (“ESG”) frameworks. Strategic priorities are mapped to the United Nations Sustainable Development Goals where we believe we can most positively impact our stakeholders and the planet. We have submitted to CDP Climate since 2010 and obtained an A- rating in the last two disclosure cycles. As of December 31, 2020, we had achieved the highest score possible (1/10) in both the environmental and social aspects of the Institutional Shareholder Services ESG QualityScore. In addition, we have conducted gap analyses against the Sustainability Accounting Standards Board and Taskforce for Climate Related Financial Disclosures, and we expect to provide public disclosures against both standards in the future.

Each year we strive to make enhancements to our social impact and sustainability program, and in 2020 we completed a formal Materiality Assessment to obtain stakeholder input to inform future changes. Climate change, water and circularity of food and plastics were deemed by stakeholders to be our most material environmental issues, and human capital management and diversity and inclusion were deemed our most material social issues. In line with these findings, we refreshed our environmental strategy in 2020 and we expect to announce additional environmental goals in 2021. We also introduced a refreshed diversity and inclusion strategy with new workforce diversity dashboards for leadership. These take a data-driven approach to work towards providing equal opportunity for female and racial/ ethnically diverse talent within our business units, corporate functions and properties.

Finally, given the unprecedented COVID-19 pandemic, our company dedicated significant resources to mitigating the impact of COVID-19 on our workforce and communities. We partnered with the State of Nevada COVID-19 Taskforce to provide product sourcing and logistical support for priority healthcare-related needs; supported our employees and their immediate families through the MGM Resorts Foundation Employee Emergency Grant Fund; and, we donated over 500,000 meals to our community partners to help the food insecure.

Trademarks

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

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold our core values of teamwork, inclusion, integrity, and excellence, to create an engaged and diverse workforce. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals.  Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship and management development programs.

Growth and Development

We invest significant resources to develop the talent needed, now and in the future, to continue to be a premier employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities and we support the long-term career aspirations of our employees through education and professional/personal development. Except as otherwise temporarily impacted due to COVID-19, we offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to allow employees to earn a degree online free of charge for all credit hours.

Equity, Diversity, and Inclusion (“ED&I”)

Our approach to ED&I is anchored by our corporate and people strategies and a social impact and sustainability approach that centers on embracing humanity and protecting the planet.  A concise framework lays out four strategic pillars to guide our work:  invest in people; build an inclusive culture; grow business and customer engagement and supplier diversity; and, enhance marketplace leadership and community relations.  As part of our commitment, we have committed to the following four long-range goals: (1) ensure that all employees have equal access to leadership opportunities, (2) spend at least 10% of our biddable procurement with diverse suppliers, (3) expand our Supplier Diversity Mentorship Program to achieve 50 graduates and (4) train 100% of management employees on social impact policies and goals.  In connection with each goal, we have established robust key performance indicators, which are tracked and published in our annual social impact and sustainability report, which is available at https://www.mgmresorts.com/en/company/csr.html. The content on this website is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K. In addition, we have detailed internal Human Capital workforce reports, which include demographic and diversity data, and are reviewed with the Corporate Social Responsibility Committee of the Board, leadership teams and executive management on a regular basis.

Internally, we use multiple channels to facilitate communication and to continuously advance our core value of inclusiveness. The channels include but are not limited to open forums with executives, employee engagement surveys with detailed action planning, and employee network groups.

Work in the area of equity, diversity and inclusion is advanced through a range of programs and initiatives which include education and training, community partnerships, recruitment and talent development, advocacy and outreach.  Responsibility is driven and led by the Company’s Chief People, Inclusion and Sustainability Officer, who reports directly to the Chief Executive Officer and President, and is supported by a centralized diversity and inclusion team and the Human Resources department.

Health, Safety, and Wellness

In order to promote our culture of overall employee health and wellness we provide benefits, tools and resources to help maintain or improve physical, mental, and financial health. We continue to align benefit offerings to the needs of a diverse workforce across an expanded regional presence and leverage innovative digital solutions to expand access to health and wellness resources, including the recent additions of virtual maternity coach, depression and anxiety counseling, and diabetic disease management and endocrinology care.

To ensure our employees' continued health, safety, and wellness in response to COVID-19, we coordinated with medical experts to put in place extensive protocols for our employees, including screening questions, employee temperature checks, and ongoing training programs on health and safety protocols. As a commitment to our employees impacted by the pandemic, we have maintained benefits eligibility for many employees who were furloughed in 2020 and unable to work enough hours to otherwise qualify. We also extended health coverage for those terminated as a result of the pandemic for varied periods of time following their separation from the Company.

Community Engagement and Philanthropy

Our philanthropic focus centers around: Embracing Humanity and Protecting the Planet. We organize our major programs and initiatives under the pillars of caring for one another and investing in the community.  We established the MGM Resorts Foundation in 2002 as an engagement opportunity for employees to contribute to charitable causes, which provides two types of grants (1) the Employee Emergency Grant, which benefits our employees, and (2) the Community Grant, which benefits local communities. We endeavor to care for our communities through volunteerism and philanthropy and encourage all of our employees to volunteer through a variety of programs. In addition, we offer opportunities for our employees to give back to their communities, including through programs such as VolunteerREWARDS, which provides employees with opportunities to earn grant money to their charity of choice based on volunteer hours.

Employees and Labor Relations

As of December 31, 2020, we had approximately 35,000 full-time and 7,000 part-time employees domestically (excluding approximately 5,000 and 6,000 furloughed employees, respectively, that are no longer receiving any compensation or benefits from the Company), of which approximately 4,000 and 1,000, respectively, support the Company’s management agreements with CityCenter (each excluding approximately 1,000 furloughed employees). In addition, we had approximately 10,000 employees at MGM China. We had collective bargaining agreements with unions covering approximately 24,000 of our employees as of December 31, 2020 (excluding approximately 10,000 furloughed employees). Collective bargaining agreements covering a number of employee job classifications in our Las Vegas properties are scheduled to expire in the first half of 2021. We anticipate negotiations for successor contracts covering those employees are scheduled to begin in the first and second quarters of 2021. In addition, in our regional properties, successor collective bargaining agreements are scheduled to be negotiated in 2021 for Empire City. Negotiations for first time collective bargaining agreements with several labor organizations were slowed or suspended during 2020. Those have resumed or are expected to resume in the first quarter of 2021. This includes employee bargaining units at MGM National Harbor, MGM Grand Las Vegas, MGM Northfield Park, and the MGM Resorts Operations Contact Center in Las Vegas. As of December 31, 2020, none of the employees of MGM China are part of a labor union and the resorts are not party to any collective bargaining agreements.

Government Regulation and Licensing

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2020 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow, execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	the global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time;
•

although all of our properties are open to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for our properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic;

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

•	significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•	the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;

•	the possibility that we may not realize all of the anticipated benefits of our cost savings initiatives, including our MGM 2020 Plan, or our asset light strategy;
•	the fact that our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
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

Any forward-looking statement made by us in this Form 10-K or our 2020 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 26, 2021, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	63	Chief Executive Officer and President
Corey I. Sanders	57	Chief Operating Officer
Jonathan S. Halkyard	56	Chief Financial Officer and Treasurer
John M. McManus	53	Executive Vice President, General Counsel and Secretary

Mr. Hornbuckle has served as Chief Executive Officer since July 2020 and as President since December 2012. He served as Acting Chief Executive Officer from March 2020 to July 2020, as Chief Operating Officer from March 2019 to March 2020, as President and Chief Customer Development Officer from December 2018 to February 2019, as Chief Marketing Officer from August 2009 to August 2014 and President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009.

Mr. Sanders has served as Chief Operating Officer since December 2020. Previously, he served as Chief Financial Officer and Treasurer from March 2019 to January 2021, as Chief Operating Officer from September 2010 through February 2019, as Chief Operating Officer for the Company’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, and as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007.

Mr. Halkyard has served as Chief Financial Officer and Treasurer since January 2021. Prior to joining the Company, Mr. Halkyard served as President and Chief Executive Officer of Extended Stay America, Inc. and its paired-share REIT, ESH Hospitality, Inc., from January 2018 through November 2019, as Chief Financial Officer of Extended Stay from January 2015 through December 2017, and as Chief Operating Officer of Extended Stay from September 2013 through January 2015. Prior to joining Extended Stay, Mr. Halkyard served as Chief Financial Officer of NV Energy, Inc. from July 2012 through September 2013 and, prior to that, he served in various executive, finance and managerial roles at Caesars Entertainment Inc. since 1999, including as Chief Financial Officer from 2006 through 2012.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide on the indebtedness of the Bellagio BREIT Venture and the MGP BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

•

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures.

•

The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

•

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes.

Risks Related to Our Business

•	The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.
•

Although all of our properties are open to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for our open properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic.

•

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

•

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows.

•	Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
•	Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside.
•	We may not realize all of the anticipated benefits of our cost savings initiatives, including those associated with our MGM 2020 Plan.
•

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

•

Paul Salem, our Chairman, Daniel J. Taylor, one of our directors, and Corey Sanders, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP.

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

•	We are subject to risks related to climate change.
•	Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.
•	We extend credit to a large portion of our customers and we may not be able to collect gaming receivables.
•	We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.
•

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or the outbreak of infectious diseases.

•	Co-investing in our properties, including our investments in CityCenter and BetMGM, decreases our ability to manage risk.
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

For a more complete discussion of the material risks facing our business, please see below.

Risks Relating to Our Substantial Indebtedness

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide of the indebtedness of the Bellagio BREIT Venture and the MGP BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2020, we had approximately $12.5 billion of principal amount of indebtedness outstanding on a consolidated basis, including $4.2 billion of outstanding indebtedness of the Operating Partnership and $2.8 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM China or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the Bellagio BREIT Venture and MGP BREIT Venture, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Our leases with MGP, the Bellagio BREIT Venture, and the MGP BREIT Venture have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM as a leader in online sports betting and iGaming, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Finally, our senior credit facility calculates interest on outstanding balances using the London Inter-Bank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority (the "FCA") announced it would phase out LIBOR as a benchmark by the end of 2021. Although our senior credit facility includes LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures. Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates (including CityCenter) and subsidiaries (including MGM China and the Operating Partnership), and borrow under our senior credit facility or incur new indebtedness. The COVID-19 pandemic has resulted in significant deterioration to regional, national and international economic conditions, which has resulted in substantial declines in our revenues from our operations and expected distributions from our unconsolidated affiliates and subsidiaries. We expect that the pandemic will continue to impact consumer spending levels in 2021 and potentially thereafter, and if we fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other covenants in our debt and lease instruments, we cannot assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional debt on terms favorable to us, or at all.

In addition, we have a significant amount of indebtedness maturing in 2022, and thereafter. Our ability to timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

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

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness. In April of 2020 we entered into an amendment to our senior secured credit facility to waive the rent adjusted net leverage and interest coverage covenants through (but excluding) the second quarter of 2021 and adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. In February 2021, we further amended the senior secured credit facility to extend the covenant relief period through (but excluding) the second quarter of 2022 and adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. Any default under our senior credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt and other financial commitments.

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

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes. As of December 31, 2020 we are required to make annual rent payments of $828 million under the master lease with MGP, annual rent payments of $250 million under the lease with Bellagio BREIT Venture, and annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. In addition, the leases governing the Bellagio, MGM Grand Las Vegas, and Mandalay Bay properties require us to comply with certain financial covenants which, if not met, will require us to deposit cash collateral or issue letters of credit for the benefit of the applicable landlord equal to one year of rent under the MGM Grand Las Vegas and Mandalay Bay lease and two years of rent under the Bellagio lease. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the leases may:

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

Any of the above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Business

The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs.

The COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our consolidated results of operations for the year ended December  31, 2020 and which we expect to impact our consolidated results of operations during 2021 and potentially thereafter. In particular, although all of our properties are open to the public, they were all required to be fully closed for some periods of time during 2020 pursuant to various state and local government regulations, which had a negative impact on our results of operations during this period. In addition, in light of the recent significant increases in reported cases of COVID-19 across the country, as well as the emergence of variant strains, additional restrictions have been imposed in certain of the jurisdictions in which we operate, including setting curfews and imposing restrictions on hotel and restaurant operations. In light of the continued impact of the pandemic on midweek visitation, the Company determined to temporarily close the hotel tower operations at Mandalay Bay and Park MGM midweek and determined to temporarily close The Mirage midweek, which are expected to resume full week operations on March 3, 2021. Further, our properties are continuing to operate without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for our properties to return to normal operations or if our properties or portions of our properties will be required to close again due to the COVID-19 pandemic and the emergence of variant strains of the virus. See “—Although all of our properties have re-opened to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for our properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic.”

Following a temporary closure of MGM China’s properties in Macau on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, mask protection and the need to present negative COVID-19 test results and health declarations submitted through the Macau Health Code system which remain in effect.  Effective July 15, 2020, all guests entering our casinos were required to provide a negative nucleic acid test result with a valid ‘green’ Macau Health Code.  Although the issuance of tourist visas (including the IVS) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, the nucleic acid test result certificate and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau). As a result of the foregoing, the COVID-19 pandemic has had a significant negative impact on MGM China’s results of operations for the year ended December 31, 2020 and will likely continue to negatively impact MGM China’s results of operations in 2021 given the uncertainty of the length of time of the pandemic, the emergence of variant strains of the virus and the continuation of operating restrictions and other limitations on visitation.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future); the availability of a vaccine and the efficacy of the vaccine against existing and new variants of the COVID-19 virus; the ability to effectively and efficiently distribute any vaccines domestically and internationally to allow travel to resume to pre-pandemic levels; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic (including the rise of variant strains of the virus), such as limiting or banning travel and limiting or banning leisure, casino and entertainment (including sporting events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. We may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of health and safety compliance. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this section or in any other filings with the SEC. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

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

Although all of our properties are open to the public, they are operating without certain amenities and subject to certain occupancy limitations, and we are unable to predict the length of time it will take for our properties to return to normal operations or if such properties will be required to close again due to the COVID-19 pandemic. As of the date of this filing, all of our properties are open or expected to be open to the public, but are operating without certain amenities and subject to certain occupancy limitations, including midweek hotel tower closures at Mandalay Bay and Park MGM and the full midweek closure of The Mirage, which are expected to resume full week operations on March 3, 2021. Accordingly, although our properties are open, they are generating revenues that are significantly lower than historical results. In addition, our properties may be subject to temporary, complete or partial shutdowns in the future due to COVID-19 related concerns. We have also implemented certain measures to mitigate the spread of COVID-19, including limits on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions and other measures to enforce social distancing. While we engaged in aggressive cost reduction efforts to minimize cash outflows while our properties were closed, and have continued to engage in such efforts as our properties have re-opened, we still have significant fixed and variable expenses, which will adversely affect our profitability. In addition, we have seen, and continue to expect to see, weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty and increased rates of unemployment. We also lease certain of our outlets to third parties that have been negatively impacted by the pandemic and there can be no assurance that these third parties will be able to pay rent or other obligations owed to us or continue to operate at our properties when we return to normalized operations. If we provide financial relief to existing tenants to assist them with continuing operations, fail to relet these properties, or if we are able to relet these properties on terms which are not as favorable to us as in our previous leases, our results of operations may be negatively impacted. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, but the impact had a material impact on our consolidated results of operations during 2020 and we expect that it will continue to have a material impact on our consolidated results of operations during 2021 and potentially thereafter.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees. As a result of the temporary closures of all of our domestic properties, the continued limitations on amenities offered at the properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including substantial furloughs (which have resulted in a number of employees being separated from the Company) and headcount reductions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows. The hotel, resort, entertainment, and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort, entertainment, and gaming operations in other states or countries, as well as the increased availability of online sports betting and iGaming, could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas and elsewhere. For instance, recently local referendums were passed to allow gaming in Virginia and Nebraska, with active lobbying occurring in additional states. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain customers and related business.

We have also seen significant expansion across the United States in legalized forms of iGaming and online sports betting and expect additional jurisdictions will likely legalize iGaming and online sports betting in the future. We participate in the domestic iGaming and online sports betting market through our joint venture, BetMGM which faces significant competition from other industry participants as well as the broader gaming and entertainment industries. If BetMGM is unable to sustain or grow interest in its offerings it may not be able to gain the scale necessary to successfully compete in the growing market and, as a result, we may not receive the anticipated benefits from our investment. In addition, the expansion of iGaming, online sports betting, and other types of gaming may further compete with our land-based operations by reducing customer visitation and spend at our properties.

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain countries in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or iGaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities, we would face increased competition.

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

In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flows.

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. Furthermore, our iGaming and online sports betting initiatives may be particularly subject to risks related to potential changes in the regulatory environment as a result of the continued development of regulations in this industry. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated DOJ’s new opinion. DOJ has appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit. An adverse ruling in the Court of Appeals or other disposition of the case may impact our ability to engage in iGaming in the future. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.1 to this Annual Report on Form 10-K.

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

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Energy Policy Act, the Safe Drinking Water Act, Renewable Portfolio Standards, the Oil Pollution Act of 1990, and many others. Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. In addition, effective January 1, 2019, smoking in casinos in Macau, including MGM Macau and MGM Cotai, is only permitted inside specially ventilated smoking rooms, rather than outside smoking areas or VIP areas. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

We also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act”, which, among other things, requires us to report to the Internal Revenue Service (“IRS”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report certain suspicious activity where we know, suspect or have reason to suspect transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic examinations by the IRS. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

Furthermore, the COVID-19 pandemic has resulted in governments, public institutions and other organizations imposing or recommending restrictions on various activities or other actions to combat its spread. See “—The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.” In addition to the pandemic-related restrictions that resulted in the temporary closures of our properties during 2020, governmental or other COVID-19-related restrictions may be extended, or new restrictions may be imposed in the future.

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

For example, in March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of its spread, and governmental authorities around the world implemented measures to reduce the spread of the outbreak, including the temporary suspension of gaming operations in Macau in February 2020, and the temporary closures of all of our domestic properties at times during 2020. As of the date hereof, while all of our properties are open to the public, they are operating without all amenities and subject to certain occupancy limitations, and accordingly, continue to generate revenues that are significantly lower than historical results. The full extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. See “—The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.”

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai (and, to a lesser extent, our domestic properties) from mainland China, general economic, regulatory and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including continued market impacts of the COVID-19 outbreak and market impacts resulting from China’s recent anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas imposed by the government), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend at our properties. Most recently, in July 2017, the Chinese government, along with Macau authorities, implemented new facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders and in November 2017 new rules were adopted to control the cross-border transportation of cash and bearer negotiable instruments. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources and our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of the opening of new developments in Macau. While we seek employees from outside of Macau to adequately staff our resorts, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase (including limitations on our ability to import labor as a result of temporary travel restrictions adopted as part of the COVID-19 mitigation efforts). Finally, because additional casino projects have commenced operations and other projects are under construction, the existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our developments in Macau, could be negatively impacted.

We may not realize all of the anticipated benefits of our cost savings initiatives, including those associated with our MGM 2020 Plan. As part of our MGM 2020 Plan, we undertook several initiatives to reduce costs and further position us for growth by the end of 2020. In addition, as a result of the COVID-19 pandemic, we implemented several additional cost savings initiatives in 2020 to improve our operating model. However, we cannot be sure that we will be able to successfully implement these cost savings initiatives in the time frames contemplated or at all, that we will ultimately be able to realize the expected benefits of these or any other cost savings initiatives, or that any new additional costs or increases in existing expenses will not offset any cost savings. If we fail to achieve the anticipated benefits of any current or future cost savings initiatives, our profitability and results of operations could be negatively impacted. Furthermore, as the impact of the COVID-19 pandemic on our business continues to evolve, we may need to adjust or expand our cost savings initiatives, which could have the effect of exacerbating the risks described above.

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

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements. As part of our cost savings initiatives during the pandemic, we significantly reduced our historic dividend rate. Although we intend to pay ongoing regular quarterly cash dividends on our common stock; our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our ability to pay dividends is restricted by certain covenants in our credit agreement, and because we are a holding company with no material direct operations, we are dependent on receiving cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Our subsidiaries ability to generate the cash flow necessary to maintain quarterly dividend payments on our common stock is be subject to their operating results, cash requirements and financial condition, which has been significantly impacted by the COVID-19 pandemic. In addition, our subsidiaries’ ability to make distributions to us is subject to any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing any indebtedness at such subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of their respective cash obligations. As a consequence of these various limitations and restrictions, future dividend payments may be further reduced or eliminated in their entirety. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

In addition, under the master lease with MGP, if some of our facilities should prove to be unprofitable or experience other issues that would warrant ceasing operations, or if we should otherwise decide to exit a particular property, we would remain obligated for lease payments and other obligations even if we decided to cease operations at those locations unless we are able to transfer the rights with respect to a particular property in accordance with the requirements of the MGP master lease. Furthermore, our ability to transfer our obligations under the MGP master lease to a third-party with respect to individual properties, should we decide to withdraw from a particular location, is limited to non-Las Vegas properties and no more than two Las Vegas gaming properties, and is subject to identifying a willing third-party who meets the requirements for a transferee set forth in the MGP master lease, which we may be unable to find. In addition, we could incur special charges relating to the closing of such facilities including sublease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Paul Salem, our Chairman, Daniel J. Taylor, one of our directors, and Corey Sanders, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP. Paul Salem serves as our Chairman and as the Chairman of MGP. In addition, Daniel J. Taylor, one of our directors, is also a director of MGP, and Corey Sanders and John M. McManus, members of our senior management, are also directors of MGP. While we have procedures in place to address such situations and the organizational documents with respect to MGP contain provisions that reduce or eliminate duties (including fiduciary duties) to any MGP shareholder to the fullest extent permitted by law, these overlapping positions could nonetheless create, or appear to create, potential conflicts of interest when our or MGP’s management and directors pursue the same corporate opportunities, such as potential acquisition targets, or face decisions that could have different implications for us and MGP. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and MGP (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and MGP, such as under the master lease. Potential conflicts of interest could also arise if we and MGP enter into any commercial or other adverse arrangements with each other in the future.

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

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to reduce taxes attributable to potential taxable foreign-sourced income in future periods, including the recapture of overall domestic losses to the extent of U.S. taxable income. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions concerning future U.S. operating profits and foreign source income. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

We are subject to risks related to climate change. Extreme weather conditions, potentially exacerbated by climate change may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornados and winter storms in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations or the operations of critical suppliers, damage our properties, and reduce the number of customers who visit our facilities in such areas. In addition, our operations or the operations of critical suppliers could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate or source critical supplies could adversely affect our business. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may result in reduced availability or increased price volatility of certain critical supplies, may interrupt or impede access to our affected properties, and may cause visits to our affected properties to decrease for an indefinite period.

Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand, as a result of limitations on travel imposed to address the COVID-19 pandemic or otherwise, can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or the outbreak of infectious diseases. We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act or other acts of violence, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows. In addition, the outbreak of infectious diseases, such as COVID-19, has severely disrupted, and is expected to continue to disrupt, domestic and international travel. The COVID-19 pandemic has resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. Although all of our properties are open to the public, we are still subject to capacity limitations on the size of gatherings in many of the jurisdictions in which we operate, which has had a significant impact on the willingness of our customers to come to our properties for conventions. Even when those restrictions are removed, consumer willingness to attend large scale conferences may be impacted for the foreseeable future due to continued concerns over safety and social distancing. See “—The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.”

Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

Co-investing in our properties, including our investments in CityCenter and BetMGM, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities.

For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations. If CityCenter is unable to meet its financial commitments and we and our co-investor are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us. In addition, the agreements governing CityCenter’s indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The CityCenter credit facility also includes certain financial covenants that require CityCenter to maintain a maximum total net leverage ratio (as defined in CityCenter’s credit facility) for each quarter, which covenants are subject to a waiver through the maturity date of its revolving credit facility in April 2022. We cannot be sure that CityCenter will be able to meet this test in the future or that the lenders will waive any failure to meet the test.

In addition, we share control of BetMGM with Entain with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, including with respect to the amount and timing of capital contributions. If we and Entain are unable to support the future funding of BetMGM, then BetMGM may not have the resources to execute on the development or implementation of its strategies, including funding efforts to increase its market share, which could result in us not receiving the anticipated benefits from our investment.

Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.

Any of our future construction, development or expansion projects, such as our proposed integrated resort in Japan, will be subject to a number of risks, including:

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake. In addition, the regulatory approvals associated with our development projects may require us to open future casino resorts by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction, or incur payment penalties in connection with any delays which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event. Furthermore, the leases we entered into in connection with the MGP BREIT Venture Transaction and the Bellagio sale-leaseback transaction require us to maintain specified insurance coverage. We cannot assure you that we will continue to be able to obtain the types and limits of insurance coverage required by these leases and, to the extent such required insurance coverage cannot be obtained at commercially reasonable cost or at all, then we would need to obtain amendments to the leases or face a default by the applicable tenant under the lease, which could have material adverse effect on our business.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

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

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM China or any future operations in which we may engage in any other foreign territories, include:

•	changes in laws and policies that govern operations of companies in Macau or other foreign jurisdictions;
•	changes in non-United States government programs;
•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	general economic conditions and policies in China, including restrictions on travel and currency movements;
•	difficulty in establishing, staffing and managing non-United States operations;
•	different labor regulations;
•	changes in environmental, health and safety laws;
•	outbreaks of diseases or epidemics, including the COVID-19 pandemic;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military and political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations; and
•	uncertainties regarding judicial systems and procedures.

These risks, individually or in the aggregate, could have an adverse effect on our business, financial condition, results of operations and cash flows. We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is denominated in the currencies of other such countries will decrease.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2020, approximately 24,000 (excluding approximately 10,000 furloughed employees) of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

We also rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. For instance, there has been an increase in criminal cyber security attacks against companies where customer and company information has been compromised and company data has been destroyed. Our information systems and data, including those we maintain with our third-party service providers, have been subject to cyber security breaches in the past and may be subject to cyber security breaches in the future. In addition, our third-party information system service providers face risks relating to cyber security similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance factors and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, climate change, responsible gaming, supply chain management, workplace conduct, human rights and many others, some of which may be unforeseen. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

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

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all. In addition, even if we are able to identify any such opportunities and complete transactions, we cannot assure you that we will realize the anticipated synergies and benefits of our acquisitions or that they will be accretive to our results of operations. Our estimates and assumptions regarding expected synergies and benefits of our acquisitions could materially change, including as a result of factors beyond our control, and could delay, decrease or eliminate the expected accretive effect of the acquisitions. In addition, even if we are able to successfully integrate new assets and businesses, the integration of such assets and businesses may result in unanticipated costs, competitive responses, loss or customer or other business relationships and the diversion of management attention, and the expansion of our operations in general, whether through acquisition, development or internal growth, could also cause us to incur substantial costs, including legal, professional and consulting fees.

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

The following table lists certain of our land holdings as of December 31, 2020.

Approximate
Name and Location	Acres
Las Vegas Strip Resorts
Bellagio(1)	75
MGM Grand Las Vegas(4)	102
Mandalay Bay(4)	124
The Mirage(2)	77
Luxor(2)(5)	73
Excalibur(2)	51
New York-New York(2)(6)	23
Park MGM(2)	21
Regional Operations
MGM Grand Detroit (Detroit, Michigan)(2)	27
Beau Rivage (Biloxi, Mississippi)(2)(7)	42
Gold Strike (Tunica, Mississippi)(2)	24
MGM National Harbor (Prince George's County, Maryland)(2)(8)	23
Borgata (Atlantic City, New Jersey)(2)(9)	46
MGM Springfield (Springfield, Massachusetts)	14
MGM Northfield Park (Northfield, Ohio)(2)	113
Empire City (Yonkers, New York)(2)(10)	97
MGM China
MGM Macau(3)	10
MGM Cotai(3)	18

(1)	Subject to a lease agreement between a subsidiary of ours and the Bellagio BREIT Venture, in which the land and the real estate assets are owned and leased from the Bellagio BREIT Venture.
(2)

Subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, in which the land and the real estate assets are leased from a subsidiary of the Operating Partnership.

(3)	Subject to separate land concession agreements with the Macau government.
(4)	Subject to a master lease agreement between a subsidiary of ours and MGP BREIT Venture, in which the land and the real estate assets are leased from MGP BREIT Venture.
(5)	Includes 15 acres of land located across the Las Vegas Strip from Luxor.
(6)	Includes 3 acres of land related to The Park entertainment district development located between Park MGM and New York-New York.
(7)	10 acres are subject to a tidelands lease.
(8)	All 23 acres are subject to a ground lease.
(9)	11 acres are subject to ground leases.
(10)	Includes 57 acres of land adjacent to the property.

The land and substantially all of the assets of MGP’s properties, indicated within the table above, other than MGM National Harbor and Empire City, secure the obligations under the Operating Partnership’s credit agreement. These borrowings are non-recourse to us.

Other than as described above, none of our properties are subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 12 – Commitments and Contingencies in the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MGM.”

There were approximately 3,446 record holders of our common stock as of February 23, 2021.

Dividend Policy

The Company implemented a dividend program in February 2017 pursuant to which it has paid regular quarterly dividends. To preserve liquidity in light of the impact of COVID-19 on its business operations, the Company temporarily reduced its dividend to an annual dividend of $0.01 per share starting with the dividend for the second quarter of 2020. The amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below. In addition, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock, which has been significantly impacted by the COVID-19 pandemic. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the Operating Partnership and MGM China credit facilities each contain limitations on the ability of the applicable subsidiary under each credit agreement to pay dividends to us. There can be no assurance that we will continue to pay dividends in the future.

PERFORMANCE GRAPH

The graph below matches our cumulative Five-Year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2015 to December 31, 2020. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6.	REMOVED AND RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2020 compared to December 31, 2019. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2019 compared to December 31, 2018 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

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

Financial Impact of COVID-19

The spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations and cash flows in 2021. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020 all of our properties that were temporarily closed re-opened to the public but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for our properties or portions of our properties into the first quarter of 2021. In response to reduced demand, we temporarily closed the hotel tower operations at Mandalay Bay and Park MGM midweek and temporarily closed The Mirage midweek, which are expected to resume full week operations on March 3, 2021. Accordingly, our properties continued to generate revenues that are significantly lower than historical results. In addition, as a result of the continued impact of the COVID-19 pandemic and the emergence of variant strains, our properties may be subject to temporary, complete, or partial shutdowns in the future. At this time, we cannot predict whether the jurisdictions in which our properties are located, states or the federal government will continue to impose operating restrictions on us or adopt similar or more restrictive measures in the future, including stay-at-home orders or ordering the temporary closures of all or a portion of our properties. We have implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing. In addition, following a temporary closure of our properties in Macau on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, mask protection and the need to present negative COVID-19 test results and health declarations submitted through the Macau Health Code system which remain in effect. Effective July 15, 2020, all guests entering our casinos were required to provide a negative nucleic acid test result with a valid ‘green’ Macau Health Code. Although the issuance of tourist visas (including the IVS) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, the nucleic acid test result certificate and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to our Macau properties.

During 2020, we engaged in aggressive cost reduction efforts to minimize cash outflows while our properties were initially closed and have continued to engage in such efforts as the properties have re-opened, we still face significant fixed and variable expenses. Our efforts included:

•	reducing or deferring at least 50% of planned domestic capital expenditures in 2020;
•

reducing employee costs, including through hiring freezes, headcount reductions and substantial furloughs of employees (which have resulted in a number of employees being separated from us) and cancellation of merit pay increases;

•	midweek closures of certain hotel towers and properties in response to reduced demand;
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on a preliminary analysis of the CARES Act, the benefits we expect to recognize include:

•	refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2020 that we estimate will result in a $205 million to $215 million refund;
•	relaxation of interest expense deduction limitation for income tax purposes, which is included in the estimate above;
•

reduction of employer Federal Insurance Contributions Act (“FICA”) taxes equal to 50% of wages paid and health care coverage provided to furloughed employees during 2020, which resulted in permanent savings of approximately $121 million that was recorded in the year ended December 31, 2020, including our share of the savings recorded by CityCenter; and

•

deferral of all employer FICA taxes from the date of enactment through December 31, 2020, 50% payable by December 2021 and the remainder payable by December 2022, which resulted in a deferral of approximately $51 million.

In addition, we have seen and continue to expect to see weakened demand at our properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, or if our properties will remain re-opened. The COVID-19 pandemic has had a material impact on our consolidated results of operations during 2020 and we expect that it will continue to have a material impact on our consolidated results of operations during 2021 and potentially thereafter.

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2020, Las Vegas visitor volume decreased 55% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. Although the Las Vegas market has had the addition of new sporting events and venues, the expansion of convention centers, as well as music and entertainment events, the COVID-19 pandemic has drastically impacted visitation.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2020 Macau visitor arrivals decreased 85% compared to the prior year period according to statistics published by the Statistics and Census Service of the Macau Government, as a result of the disruption caused by the COVID-19 pandemic.

Other Developments

As of December 31, 2020, pursuant to a master lease agreement with MGP, we lease the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements. All intercompany transactions, including transactions under the master lease with MGP, have been eliminated in consolidation. As further discussed below, pursuant to a lease agreement with the Bellagio BREIT Venture, we lease the real estate assets of Bellagio, and pursuant to a lease agreement with the MGP BREIT Venture, we lease the real estate assets of Mandalay Bay and MGM Grand Las Vegas.

In July 2018, MGP completed its Northfield Acquisition for approximately $1.1 billion. In April 2019, we acquired the membership interests of Northfield from MGP and MGP retained the real estate assets. We then rebranded the property to MGM Northfield Park, and added it to the master lease between us and MGP. See Note 4 and Note 18 in the accompanying financial statements for information regarding this acquisition.

In July 2018, we and Entain formed BetMGM, a venture that is owned 50% by each party. In connection with its formation, we provided BetMGM with exclusive access to all of our domestic land-based and online sports betting, major tournament poker, and online gaming operations and Entain provided BetMGM with exclusive access to its technology in the United States.

Also, in January 2019, we acquired the real property and operations associated with Empire City in Yonkers, New York for consideration of approximately $865 million. Subsequently, MGP acquired the developed real property associated with Empire City from us and Empire City was added to the master lease between us and MGP. In addition, pursuant to the master lease amendment, we agreed to provide MGP a right of first offer with respect to certain undeveloped land adjacent to the property to the extent that we develop additional gaming facilities and choose to sell or transfer such property in the future.  See Note 4 and Note 18 in the accompanying consolidated financial statements for information regarding this acquisition.

In March 2019, we entered into an amendment to the master lease between us and MGP with respect to improvements made by us related to rebranding of the Park MGM and NoMad Las Vegas. See Note 18 in the accompanying financial statements for information regarding this transaction with MGP, which is eliminated in consolidation.

In November 2019, we completed the Bellagio transaction, pursuant to which the Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from us and entered into a lease agreement to lease the real estate assets back to us. The Bellagio lease provides for a term of 30 years with two ten-year renewal options and has initial annual base rent of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. In exchange for the contribution of the real estate assets, we received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and approximately $4.2 billion in cash. We also provide a shortfall guarantee of the principal amount of indebtedness of the Bellagio BREIT Venture (and any interest accrued and unpaid thereon). As a result of the sale, we recorded a gain of approximately $2.7 billion. See Note 1, Note 11, and Note 12 in the accompanying consolidated financial statements for information regarding this transaction, lease agreement, and shortfall guarantee.

In December 2019, we sold Circus Circus Las Vegas and adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million. In connection with our review of the carrying value of assets to be sold due to the offer for sale received during the third quarter of 2019, we recorded a non-cash impairment charge of $219 million.  Upon completion of the sale in the fourth quarter, we recorded a loss of $2 million. See Note 1 and Note 16 in the accompanying consolidated financial statements for information regarding this transaction.

On February 14, 2020, we completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to MGP BREIT Venture, owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by the MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of the MGP BREIT Venture. We also provide a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million. See Note 1, Note 11, and Note 12 in the accompanying consolidated financial statements for information regarding this transaction, lease agreement, and shortfall guarantee.

In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease provides for a term of thirty years with two ten-year renewal options and has an initial annual base rent of $292 million, escalating annually at a rate of 2% per annum for the first fifteen years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. In addition, the lease obligates us to spend a specified percentage of net revenues at the properties on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. See Note 11 in the accompanying financial statements for information regarding this lease agreement.

In connection with the MGP BREIT Venture Transaction, the master lease with MGP was modified to remove the Mandalay Bay property and the annual cash rent under the MGP master lease was reduced by $133 million.

Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the applicable cash amount as calculated in accordance with the operating agreement. The waiver was scheduled to terminate on the earlier of 24 months following the closing of the MGP BREIT Venture Transaction or upon our receipt of cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units. On May 18, 2020 the Operating Partnership redeemed approximately 30 million Operating Partnership units that we held for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed approximately 24 million Operating Partnership units that we held for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

In January 2019, we announced the implementation of a company-wide business optimization initiative (the “MGM 2020 Plan”) to further reduce costs, improve efficiencies and position us for growth. With the impact of COVID-19, we further addressed our strategy and cost approach with the aggressive reduction in operating costs, as further discussed earlier.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat; however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the year ended December 31, 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Additional key performance indicators at MGM China are:

•

Gaming revenue indicators: MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover; however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in MGM China’s hold percentages.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.

Summary Financial Results

The following table summarizes our operating results:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net revenues	$5,162,082	$12,899,672	$11,763,096
Operating income (loss)	(642,434)	3,940,215	1,469,486
Net income (loss)	(1,319,907)	2,214,380	583,894
Net income (loss) attributable to MGM Resorts International	(1,032,724)	2,049,146	466,772

Summary Operating Results

Our domestic properties were temporarily closed due to COVID-19 on the dates shown below:

Las Vegas Strip Resorts	Closure Date	Initial Re-opening Date
Bellagio	March 17, 2020	June 4, 2020
MGM Grand Las Vegas	March 17, 2020	June 4, 2020
New York-New York	March 17, 2020	June 4, 2020
Excalibur	March 17, 2020	June 11, 2020
Luxor	March 17, 2020	June 25, 2020
Mandalay Bay(1)	March 17, 2020	July 1, 2020
The Mirage(2)	March 17, 2020	August 27, 2020
Park MGM(1)	March 17, 2020	September 30, 2020
Regional Operations
Gold Strike	March 17, 2020	May 25, 2020
Beau Rivage	March 17, 2020	June 1, 2020
MGM Northfield Park	March 14, 2020	June 20, 2020
MGM National Harbor	March 15, 2020	June 29, 2020
MGM Springfield(3)	March 15, 2020	July 13, 2020
Borgata	March 16, 2020	July 26, 2020
MGM Grand Detroit(4)	March 16, 2020	August 7, 2020
Empire City	March 14, 2020	September 21, 2020
(1)

Park MGM and Mandalay Bay’s hotel tower operations were closed midweek starting November 9, 2020 and November 30, 2020, respectively, with full week hotel tower operations expected to resume on March 3, 2021.

(2)

The Mirage’s hotel tower operations were closed midweek beginning November 30, 2020. The entire property was closed midweek starting January 4, 2021, with re-opening expected to occur on March 3, 2021.

(3)	MGM Springfield’s hotel was closed beginning November 2, 2020, with re-opening expected to occur on March 5, 2021.
(4)	MGM Grand Detroit re-closed on November 17, 2020 and re-opened on December 23, 2020, with the hotel tower operations remaining closed through February 8, 2021.

Consolidated net revenues in 2020 decreased 60% compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to temporary closures at our properties, midweek hotel closures at certain domestic properties subsequent to re-opening, travel restrictions to Macau, including the suspension of the IVS for part of the year, restrictions on the number of table games allowed to operate in certain jurisdictions, and restrictions on the number of seats available at each table at both our domestic resorts and Macau properties, and other social distancing restrictions in place at our properties, including the number of slot machines available for use, property capacity restrictions, and venue/amenity limitations, as discussed above, as well as a decrease in travel and business volume. These factors resulted in a 77% decrease in net revenues at MGM China, a 61% decrease in net revenues at our Las Vegas Strip Resorts, and a 45% decrease in net revenues at our Regional Operations.

Consolidated operating loss was $642 million for the year ended December 31, 2020 compared to operating income of $3.9 billion in 2019, due primarily to the impact of COVID-19 which included a decrease in net revenues discussed above, a $1.2 billion decrease in the gain related to our REIT transactions, and a $21 million increase in general and administrative expense, as discussed below, partially offset by a decrease in operating expenses as a result of cost reduction efforts during property closures, a $66 million decrease in restructuring costs of which a portion was recorded to corporate expense, discussed below, a $182 million decrease in property transactions, net, and a $94 million decrease in depreciation and amortization. General and administrative expense increased in the current year period compared to the prior year period due primarily to $678 million of rent expense in the current year period associated with the Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease compared to $42 million associated with the Bellagio lease in the prior year period, largely offset by aggressive efforts to reduce expenses at our domestic properties during the temporary closures, which primarily related to decreases in payroll expense, utilities, and advertising expense. In addition, general and administrative expense in the current year included $10 million of restructuring costs related to severance and accelerated stock compensation expense compared to $76 million in the prior year period. Corporate expense in the current year period included $49 million of October 1 litigation settlement expense, $44 million of CEO transition expense, and $11 million of restructuring costs. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Corporate expense in the prior year period included $20 million of Empire City acquisition costs, primarily related to transfer taxes and advisory fees, $29 million in costs incurred to implement the MGM 2020 Plan, and $11 million in finance modernization initiative costs. Property transactions, net in the current year period included a $64 million other-than-temporary non-cash impairment charge on an equity method investment and $17 million related to a loss on production show costs, and the prior year period included a $220 million loss related to the sale of Circus Circus Las Vegas and the adjacent land. Depreciation and amortization and the gain related to our REIT transactions decreased compared to the prior year period due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020 and the sale of the Bellagio real estate assets in November 2019.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Las Vegas Strip Resorts
Table games win	$470,432	$789,330	$949,055
Slots win	649,229	1,193,607	1,140,269
Other	31,014	64,834	62,249
Less: Incentives	(422,421)	(751,601)	(743,840)
Casino revenue	728,254	1,296,170	1,407,733
Rooms	662,813	1,863,521	1,776,029
Food and beverage	471,529	1,517,745	1,402,378
Entertainment, retail and other	383,189	1,153,615	1,130,532
Non-casino revenue	1,517,531	4,534,881	4,308,939
	2,245,785	5,831,051	5,716,672
Regional Operations
Table games win	487,942	827,155	793,754
Slots win	1,404,567	2,362,638	1,947,325
Other	177,086	313,710	108,690
Less: Incentives	(500,402)	(965,723)	(822,844)
Casino revenue	1,569,193	2,537,780	2,026,925
Rooms	130,945	316,753	318,017
Food and beverage	184,153	494,243	428,934
Entertainment, retail and other	82,880	201,008	160,645
Non-casino revenue	397,978	1,012,004	907,596
	1,967,171	3,549,784	2,934,521
MGM China
VIP table games win	212,560	1,237,297	1,235,387
Main floor table games win	467,209	1,906,600	1,391,454
Slots win	72,298	286,939	284,919
Less: Commissions and incentives	(186,396)	(821,030)	(716,616)
Casino revenue	565,671	2,609,806	2,195,144
Rooms	36,624	142,306	118,527
Food and beverage	40,284	127,152	114,862
Entertainment, retail and other	14,124	26,158	21,424
Non-casino revenue	91,032	295,616	254,813
	656,703	2,905,422	2,449,957
Reportable segment net revenues	4,869,659	12,286,257	11,101,150
Corporate and other	292,423	613,415	661,946
	$5,162,082	$12,899,672	$11,763,096

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 44% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as discussed above, as well as a decrease in travel and business volume, which resulted in decreases in table games win and slots win of 40% and 46%, respectively.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Table Games Drop	$2,001	$3,526	$3,857
Table Games Win %	23.5%	22.4%	24.6%
Slots Handle	$6,904	$12,874	$12,569
Slots Hold %	9.4%	9.3%	9.1%

Las Vegas Strip Resorts rooms revenue decreased 64% in 2020 compared to 2019 due primarily to the impacts of COVID-19, which included a partial year of operations due to the temporary closure of the properties, midweek hotel closures at certain properties, and a decrease in REVPAR due primarily to a decrease in occupancy as a result of operational restrictions and a decrease in travel and business volume related to the pandemic, as discussed above.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2020	2019	2018
Occupancy	55%	91%	91%
Average Daily Rate (ADR)(1)	$161	$167	$161
Revenue per Available Room (REVPAR)(1)	88	153	147

(1)

Rooms that were out of service during the year ended December 31, 2020 as a result of property and hotel tower closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue decreased 69% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as well as a decrease in travel and business volume, as discussed above.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 67% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as well as a decrease in travel and business volume, as discussed above, including the temporary closure of entertainment venues, such as theaters and nightclubs.

Regional Operations

Regional Operations casino revenue decreased 38% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as well as a decrease in business volume, as discussed above, which resulted in decreases in each of table games win and slots win of 41%.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Table Games Drop	$2,422	$4,226	$4,038
Table Games Win %	20.1%	19.6%	19.7%
Slots Handle	$14,527	$25,031	$21,468
Slots Hold %	9.7%	9.4%	9.1%

Regional Operations rooms revenue decreased 59% in 2020 compared to 2019 due primarily to the impacts of COVID-19, which included a partial year of operations due to the temporary closure of the properties, the temporary closure of the hotel at MGM Grand Detroit, and a decrease in REVPAR due primarily to a decrease in occupancy as a result of operational restrictions and a decrease in business volume related to the pandemic, as discussed above.

Regional Operations food and beverage revenue decreased 63% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as well as a decrease in business volume, as discussed above.

Regional Operations entertainment, retail and other revenue decreased 59% in 2020 compared to 2019 due primarily to the impact of COVID-19, which included a partial year of operations due to the temporary closure of properties, operational restrictions related to the pandemic, as well as a decrease in business volume, as discussed above, including the temporary closure of certain entertainment venues such as theaters.

MGM China

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
VIP Table Games Turnover	$7,015	$38,071	$40,599
VIP Table Games Win %	3.0%	3.2%	3.0%
Main Floor Table Games Drop	$2,037	$8,252	$7,566
Main Floor Table Games Win %	22.9%	23.1%	18.4%

MGM China net revenue decreased 77% in 2020 compared to 2019 due primarily to the suspension of operations for a 15-day period in February, travel restrictions to Macau, including the suspension of the IVS for the majority of the current year period, as well as other operational restrictions and a decrease in travel and business volume related to the pandemic, as discussed above. VIP table games win decreased 83% and main floor table games win decreased 75% compared to the prior year period.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other revenue in 2019 included $68 million in net revenues from MGP’s Northfield casino, which represents revenues prior to our acquisition of MGM Northfield Park’s operations from MGP on April 1, 2019. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $245 million, $437 million and $425 million for 2020, 2019 and 2018, respectively. Reimbursed costs revenue for the year ended December 31, 2020 decreased compared to the prior year due primarily to property closures and other operational restrictions caused by the COVID-19 pandemic. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment generally accepted accounting principles (“GAAP”) measure, which we utilize as the primary profit measure for our reportable segments. See Note 17 – Segment Information in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Las Vegas Strip Resorts	$232,188	$1,643,122	$1,706,315
Regional Operations	343,990	969,866	781,854
MGM China	(193,832)	734,729	574,333
Corporate and other	(530,843)	(331,621)	(224,800)
Adjusted EBITDAR	$(148,497)

Las Vegas Strip Resorts

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 86% and Adjusted Property EBITDAR margin decreased to 10.3% in 2020 from 28.2% in 2019. Adjusted Property EBITDAR decreased compared to the prior year period due primarily to a decrease in casino and non-casino revenues resulting from the temporary closure of our properties, operational restrictions related to the pandemic, and a decrease in travel and business volume, partially offset by a decrease in operating expenses as a result of cost reduction efforts.

Regional Operations

Adjusted Property EBITDAR at our Regional Operations decreased 65% in 2020 and Adjusted Property EBITDAR margin decreased to 17.5% in 2020 from 27.3% in 2019. Adjusted Property EBITDAR decreased compared to the prior year period due primarily to a decrease in casino and non-casino revenues resulting from the temporary closure of our properties, operational restrictions related to the pandemic, and a decrease in business volume, partially offset by a decrease in operating expenses as a result of cost reduction efforts.

MGM China

MGM China’s Adjusted Property EBITDAR loss was $194 million in 2020 compared to Adjusted Property EBITDAR of $735 million in 2019 due primarily to a decrease in casino revenues resulting from the temporary suspension of casino operations, travel restrictions to Macau, including the suspension of the IVS for majority of the current year period, operational restrictions related to the pandemic, and a decrease in travel and business volumes. The current period included $11 million of license fee expense compared to $51 million in the prior year period.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$—	$220,294	$—
Gain on sale of Grand Victoria	—	—	(44,703)
Other property transactions, net	93,567	55,508	53,850
	$93,567	$275,802	$9,147

See Note 16 to the accompanying consolidated financial statements for further discussion of property transactions, net.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income from unconsolidated affiliates:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CityCenter	$(29,753)	$128,421	$138,383
MGP BREIT Venture	136,755	—	—
Other	(64,064)	(8,900)	9,307
	$42,938	$119,521	$147,690

On March 17, 2020, CityCenter temporarily closed to the public as a result of the unprecedented public health crisis from the COVID-19 pandemic described above. Aria re-opened on July 1, 2020 and Vdara re-opened on July 16, 2020.

In 2020, our share of CityCenter’s operating loss, including certain basis difference adjustments, was $30 million compared to operating income of $128 million in 2019, primarily driven by the decrease in CityCenter’s casino and non-casino revenue as a result of the operational restrictions related to the COVID-19 pandemic, including the temporary closure, as well as a decrease in travel and business volume.

Non-operating Results

Interest expense. The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Total interest incurred	$679,251	$853,007	$821,229
Interest capitalized	(2,871)	(5,075)	(51,716)
	$676,380	$847,932	$769,513

Gross interest expense was $679 million in 2020 compared to $853 million in 2019. The decrease in gross interest expense was due primarily to a decrease in the average debt outstanding under the credit facilities and senior notes due to the early retirement of debt discussed below, partially offset by the May 2020 issuance of the $750 million 6.75% senior notes due 2025, the June 2020 issuance of the Operating Partnership’s $800 million 4.625% senior notes due 2025, the June 2020 issuance of MGM China’s $500 million 5.25% senior notes due 2025, the October 2020 issuance of the $750 million 4.75% senior notes due 2028, and the November 2020 issuance of the Operating Partnership’s $750 million 3.875% senior notes due 2029. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net. Other expenses, net in 2020 decreased $94 million compared to 2019. The current year period included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, partially offset by a $7 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes, and a $18 million increase in interest income resulting from an increase in cash and cash equivalents. The prior year period included a $198 million loss incurred on the early retirement of debt related to our senior notes and senior credit facility, the Operating Partnership’s prepayments on its senior credit facility, and the early retirement of debt related to MGM China’s senior secured credit facility, partially offset by a $11 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 9 for further discussion on long-term debt.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income (loss) before income taxes	$(1,511,479)	$2,846,725	$634,006
Benefit (provision) for income taxes	191,572	(632,345)	(50,112)
Effective income tax rate	12.7%	22.2%	7.9%
Federal, state and foreign income taxes paid, net of refunds	$8,543	$28,493	$(10,100)

Our effective rate for 2020 was unfavorably impacted by losses incurred on our Macau operations for which we could not provide tax benefit and increases to valuation allowances for Macau deferred tax assets and foreign tax credits, partially offset by tax benefit resulting from carrying back net operating losses to tax years with a higher tax rate than is currently in effect. Our effective tax rate for 2019 was driven primarily by the $2.7 billion gain recorded on the Bellagio transaction. Income tax expense recorded on this gain results in our effective tax rate approximating our federal and state combined statutory rate and minimizes the impact of other items.

Cash taxes paid decreased in 2020 compared to 2019 due to the impact of COVID-19 on business operations.  In addition, 2019 cash taxes paid included federal taxes paid on the liquidation of MGP OH, Inc., a consolidated subsidiary directly owned by MGM Growth Properties Operating Partnership LP.

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

Adjusted EBITDAR should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with GAAP. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDAR information may calculate Adjusted EBITDAR in a different manner and such differences may be material.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(1,032,724)	$2,049,146	$466,772
Plus: Net income (loss) attributable to noncontrolling interests	(287,183)	165,234	117,122
Net income (loss)	(1,319,907)	2,214,380	583,894
Provision (benefit) for income taxes	(191,572)	632,345	50,112
Income (loss) before income taxes	(1,511,479)	2,846,725	634,006
Non-operating expense
Interest expense, net of amounts capitalized	676,380	847,932	769,513
Non-operating items from unconsolidated affiliates	103,304	62,296	47,827
Other, net	89,361	183,262	18,140
	869,045	1,093,490	835,480
Operating income (loss)	(642,434)	3,940,215	1,469,486
Preopening and start-up expenses	84	7,175	151,392
Property transactions, net	93,567	275,802	9,147
Gain on REIT transactions, net	(1,491,945)	(2,677,996)	—
Depreciation and amortization	1,210,556	1,304,649	1,178,044
CEO transition expense	44,401	—	—
October 1 litigation settlement	49,000	—	—
Restructuring	26,025	92,139	—
Triple-net operating lease and ground lease rent expense	710,683	74,656	29,633
Income from unconsolidated affiliates related to real estate ventures	(148,434)	(544)	—
Adjusted EBITDAR	$(148,497)

Guarantor Financial Information

As of December 31, 2020, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guarantee the senior notes. In addition, the obligations of each subsidiary guarantor under its guarantee is limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

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

December 31,
2020
Balance Sheet	(In thousand)
Current assets	$4,749,542
Investment in the MGP Operating Partnership	1,617,055
Intercompany accounts due from non-guarantor subsidiaries	16,622
MGP master lease right-of-use asset, net	6,714,101
Other long-term assets	12,318,912
MGP master lease operating lease liabilities – current	153,415
Other current liabilities	1,123,814
MGP master lease operating lease liabilities – noncurrent	7,191,450
Other long-term liabilities	15,827,794

Year Ended
December 31,
2020
Income Statement	(In thousand)
Net revenues	$3,586,846
MGP master lease rent expense	(641,841)
Operating loss	(222,009)
Loss from continuing operations	(520,152)
Net loss	(310,705)
Net loss attributable to MGM Resorts International	(310,705)

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(1,493,043)	$1,810,401	$1,722,539
Net cash provided by (used in) investing activities	2,159,304	3,519,434	(2,083,021)
Net cash provided by (used in) financing activities	2,103,427	(4,529,594)	389,234

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash used in operating activities was $1.5 billion in 2020 compared to cash provided by operating activities of $1.8 billion in 2019. Operating cash flows were significantly negatively impacted by the temporary closures at our properties and hotels, travel restrictions to Macau, and other operational restrictions resulting from the COVID-19 pandemic, as discussed above, and triple-net operating lease rent payments, partially offset by an increase in distributions from unconsolidated affiliates primarily received from the MGP BREIT Venture and a decrease in cash paid for interest, as discussed in “Non-operating Results.” In addition to the decrease in our operating results across all properties, the current year period was negatively affected by a change in working capital primarily related to a decrease in accrued expenses, partially offset by a decrease in accounts receivable, each of which were impacted by the COVID-19 pandemic, discussed above, and the settlement of the October 1 litigation. The prior year period was negatively affected by a change in working capital, primarily related to gaming deposits.

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

Cash provided by investing activities decreased to $2.2 billion in 2020 from $3.5 billion in 2019. The change was due primarily to $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas in the current year compared to $4.2 billion of proceeds received related to the sale of Bellagio and $652 million of proceeds received related to the sale of Circus Circus Las Vegas and adjacent land that was partially offset by a $536 million outflow for the acquisition of Empire City in the prior year, and a decrease of $468 million in capital expenditures, partially offset by a $37 million decrease in distributions from unconsolidated affiliates. In the current year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution received from CityCenter. In the prior year period, distributions from unconsolidated affiliates included $90 million related to our share of a distribution received from CityCenter. The decrease in capital expenditures primarily reflects our efforts to reduce or defer planned domestic capital expenditures as we mitigate the impact of the COVID-19 pandemic on our liquidity, and the substantial completion of our MGM Springfield development project, the rebranding at Park MGM, and the expansion of the convention center at MGM Grand Las Vegas in the prior year, as discussed in further detail below.

Capital Expenditures

In 2020, we made capital expenditures of $271 million, of which $108 million related to MGM China. Capital expenditures at MGM China included $95 million primarily related to construction close-out and projects at MGM Cotai and $13 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $162 million included expenditures relating to information technology, health and safety initiatives, and various room, restaurant, and entertainment venue remodels.

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

Financing activities. Cash provided by financing activities was $2.1 billion in 2020 compared to cash used in financing activities of $4.5 billion in 2019. In 2020, we received net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $1.1 billion, as further discussed below, repurchased $354 million of our common stock, distributed $286 million to noncontrolling interest owners, and paid $78 million in dividends to our shareholders. In comparison, in the prior year period, we repaid net debt of $4.1 billion, had net proceeds from MGP’s issuance of Class A shares of $1.3 billion, repurchased $1.0 billion of our common stock, distributed $223 million to noncontrolling interest owners, and paid $271 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

In 2020, we had net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion and net debt borrowings of $1.1 billion, which consisted of net borrowings on MGM China’s credit facility of $103 million, our issuance of $750 million of 4.75% senior notes and $750 million of 6.75% senior notes, the Operating Partnership’s issuance of $750 million of 3.875% senior notes and $800 million of 4.625% senior notes, and MGM China’s issuance of $500 million of 5.25% senior notes, partially offset by the tender of $750 million of our senior notes and the corresponding $97 million of tender offer costs, and the net repayment of $1.7 billion on the Operating Partnership's senior credit facility consisting of the repayment of $1.3 billion of its term loan B facility in full using the proceeds of the $1.3 billion bridge loan facility, which was then assumed by the MGP BREIT Venture, the repayment of its $399 million term loan A facility in full using the net proceeds from MGP’s settlement of forward equity agreements, partially offset by a net draw of $10 million on its revolving credit facility.

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

In June 2020, the Operating Partnership issued $800 million in aggregate principal amount of 4.625% senior notes due 2025. The proceeds were used to repay borrowings on the Operating Partnership’s senior credit facility, which were used to fund the May 2020 redemption of $700 million of Operating Partnership units held by us.

In June 2020, MGM China issued $500 million in aggregate principal amount of 5.25% senior notes due 2025. The proceeds were used to partially repay amounts outstanding under the MGM China credit facility and for general corporate purposes.

In October 2020, we issued $750 million in aggregate principal amount of 4.75% senior notes due 2028. The proceeds were used for general corporate purposes.

In November 2020, the Operating Partnership issued $750 million in aggregate principal amount of 3.875% senior notes due 2029. The proceeds were used for general corporate purposes, which included the December 2020 redemption of $700 million of the Operating Partnership units held by us.

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

In April 2019, we issued $1.0 billion in aggregate principal amount of 5.5% senior notes due 2027. We used the net proceeds from the offering to fund the purchase of $639 million in aggregate principal amount of our outstanding 6.75% senior notes due 2020 and $233 million in aggregate principal amount of our outstanding 5.25% senior notes due 2020 through our cash tender offers. In December 2019, we used a portion of the net proceeds from the Bellagio transaction to redeem for cash the remaining $267 million principal amount of its outstanding 5.25% senior notes due 2020, the remaining $361 million principal amount of its outstanding 6.75% senior notes due 2020, all $1.25 billion principal amount of its outstanding 6.625% senior notes due 2021, permanently repay the $750 million outstanding on our term loan A facility, and fully repay amounts outstanding under our revolving credit facility.

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

In November 2019, the Operating Partnership used the proceeds from its November 2019 Class A share issuance to prepay $65 million on the term loan A facility and $476 million on the term loan B facility, which reflects all scheduled amortization plus additional principal, and fully repaid the outstanding balance on its revolving credit facility. The proceeds from the Operating Partnership’s issuance of $750 million 5.75% senior notes due 2027 in January 2019 along with the proceeds from MGP’s January 2019 Class A share issuance were primarily used to finance MGP’s acquisition of the real property associated with Empire City and finance the Park MGM Transaction.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In May 2018, our Board of Directors authorized a $2.0 billion stock repurchase program and completed the previously announced $1.0 billion stock repurchase program. In 2020, we repurchased and retired $354 million of our common stock pursuant to our current $2.0 billion stock repurchase plan. In 2019, we repurchased and retired $1.0 billion of our common stock pursuant to our current $2.0 billion stock repurchase plan. The remaining availability under our $2.0 billion stock repurchase program was approximately $4 million as of December 31, 2020, and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of December 31, 2020.

In March 2020, we paid a dividend of $0.15 per share, and in June 2020, September 2020 and December 2020, we paid dividends of $0.0025 per share, totaling $78 million for 2020. In March 2019, June 2019, September 2019 and December 2019, we paid dividends of $0.13 per share, totaling $271 million for 2019.

In 2020, MGM China paid the final dividend for 2019 of $41 million, of which we received $23 million and noncontrolling interests received $18 million. In 2019, MGM China paid dividends of $62 million, of which we received $35 million and noncontrolling interests received $27 million.

The Operating Partnership paid the following distributions to its partnership unit holders during 2020 and 2019:

•	$602 million of distributions paid in 2020, of which we received $358 million and MGP received $244 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$534 million of distributions paid in 2019, of which we received $372 million and MGP received $162 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and investments.

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations, and cash flows. During this time, we have remained committed to managing our expenses to strengthen our liquidity position. As of December 31, 2020, we had cash and cash equivalents of $5.1 billion, of which MGM China held $344 million and the Operating Partnership held $626 million. In addition to our cash and cash equivalent balance, we have significant real estate assets and other holdings: we own MGM Springfield, a 50% interest in CityCenter in Las Vegas, an approximate 56% interest in MGM China, and a 53% economic interest in MGP.

At December 31, 2020, we had $12.5 billion in principal amount of indebtedness, including $10 million outstanding under the $1.35 billion Operating Partnership revolving credit facility, and $770 million outstanding under the $1.25 billion MGM China revolving credit facility. No amounts were drawn on our $1.5 billion revolving credit facility or the $400 million MGM China second revolving credit facility. We have no debt maturing prior to 2022.

We have planned capital expenditures in 2021 of approximately $425 million to $450 million domestically and approximately $100 million to $125 million at MGM China. We also plan to invest approximately $220 million in BetMGM during 2021. As of December 31, 2020, our expected cash interest payments excluding MGP and MGM China for each of 2021, 2022, and 2023 was approximately $340 million, and our expected cash interest payments on a consolidated basis for 2021, 2022, and 2023 were approximately $720 million, $715 million, and $705 million, respectively. We are also required as of December 31, 2020 to make annual rent payments of $828 million under the master lease with MGP, annual rent payments of $250 million under the lease with Bellagio BREIT Venture, and annual rent payments of $292 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators.

In April 2020, we amended our credit facility to provide us with certain relief from the effects of the COVID-19 pandemic. The amendment provides us a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date we deliver to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date we deliver to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, we pledged the Operating Partnership units held by loan parties to the lenders as collateral. We also agreed to certain limitations including, among other things, further restricting our ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, we agreed to a liquidity test that requires our borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period. In February 2021, we further amended our credit facility to extend the covenant relief period through (but excluding) the second quarter of 2022 and adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. Pursuant to that amendment, we agreed to increase our total required minimum liquidity level to $1.0 billion.

Additionally, due to the continued impact of the COVID-19 pandemic, in April 2020, MGM China entered into an amendment to its credit agreement, which provided for a waiver of its maximum leverage ratio through the second quarter of 2021, and a waiver of its minimum interest coverage ratio beginning in the second quarter of 2020 through the second quarter of 2021. In October 2020, MGM China further amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. In October 2020, MGM China entered into an amendment of its second credit facility which provided for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. In February 2021, MGM China further amended each of its revolving credit facility and its second revolving credit facility to provide for waivers of the maximum leverage ratio and minimum interest coverage ratio through the fourth quarter of 2022.

In January 2021, the Operating Partnership paid $136 million of distributions to its partnership unit holders, of which we received $72 million and MGP received $64 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On February 10, 2021, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on March 15, 2021 to holders of record on March 10, 2021. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and will continue to impact our business, financial condition, results of operations and cash flows. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material.  While we believe our strong liquidity position, valuable real estate assets and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

For additional information related to our long-term obligations, refer to the maturities of long-term debt table in Note 9 and the lease liability maturity table in Note 11.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2020.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where the estimates and assumptions involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect on our financial condition or results of operations. However, by their nature, judgments are subject to an inherent degree of uncertainty and therefore actual results can differ from our estimates.

Loss Reserve for Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers and gaming promoters. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates the credit worthiness of gaming promoters and casino customers prior to issuing credit. Refer to Note 2 for further discussion of our casino receivables and those due from customers residing in foreign countries.

We maintain a loss reserve for casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the loss reserve. We regularly evaluate the loss reserve for casino accounts. At domestic resorts where marker play is not significant, the loss reserve is generally established by applying standard reserve percentages to aged account balances, which is supported by relevant historical analysis and any other known information such as the current economic conditions that could drive losses. At domestic resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s current and expected future financial condition, collection history and current and expected future economic conditions. MGM China specifically analyzes the collectability of casino receivables on an individual basis taking into account the age of the account, the financial condition and the collection history of the gaming promoter or casino customer.

In addition to enforceability issues, the collectability of unpaid markers given by foreign customers at our domestic resorts is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries. Because individual customer account balances can be significant, the loss reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy occur.

The following table shows key statistics related to our casino receivables, net of discounts:

	December 31,
	2020	2019
	(In thousands)
Casino receivables	$260,998	$394,163
Loss reserve for casino accounts receivable	107,723	88,338
Loss reserve as a percentage of casino accounts receivable	41%	22%

Approximately $54 million and $77 million of casino receivables and $18 million and $16 million of the loss reserve for casino accounts receivable relate to MGM China at December 31, 2020 and 2019, respectively. The loss reserve as a percentage of casino accounts receivable increased in the current year due to an increase in the age of outstanding account balances at our domestic resorts and MGM China primarily due to the COVID-19 pandemic. At December 31, 2020, a 100 basis-point change in the loss reserve as a percentage of casino accounts receivable would change income before income taxes by $3 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost. A significant amount of our property and equipment was acquired through business combinations and was therefore recognized at fair value at the acquisition date. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete, or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense, or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Impairment of Long-lived Assets, Goodwill and Indefinite-lived Intangible Assets

We evaluate our property and equipment and other long-lived assets for impairment based on our classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset. For operating assets, fair value is typically measured using a discounted cash flow model whereby future cash flows are discounted using a weighted average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2020 annual impairment tests, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We elected to perform a quantitative analysis for the Northfield gaming license in 2020 primarily using the discounted cash flow approach, for which the fair value exceeded its carrying value by 14%. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2020. For our 2020 annual impairment tests, we utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. For reporting units for which we elected to perform a quantitative analysis, the fair value of such reporting units exceeded their carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

Impairment of Investments in Unconsolidated Affiliates

See Note 2 to the accompanying consolidated financial statements for discussion of our evaluation of other-than-temporary impairment of investments in unconsolidated affiliates. During 2020, we recorded $64 million in other-than-temporary impairment charges on an equity method investment. Refer to Note 6 for further discussion. Our investments in unconsolidated affiliates had no material impairments in 2019 or 2018.

Income Taxes

We are subject to income taxes in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material.

 We recognize deferred tax assets and liabilities related to net operating losses, tax credit carryforwards and temporary differences with future tax consequences.  We reduce the carrying amount of deferred tax assets by a valuation allowance if it is more likely than not such assets will not be realized.  Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on such "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the scheduled reversal of deferred tax liabilities, the duration of statutory carryforward periods, and tax planning strategies.

We recorded a valuation allowance on the net deferred tax assets of our domestic jurisdictions of $2.7 billion and $2.5 billion as of December 31, 2020 and 2019, respectively, and a valuation allowance on certain net deferred tax assets of foreign jurisdictions of $156 million and $104 million as of December 31, 2020 and 2019, respectively. We reassess the realization of deferred tax assets each reporting period.  In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

Furthermore, we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows.

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

As of December 31, 2020, variable rate borrowings represented approximately 6% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2020
	(In millions except interest rates)
Fixed-rate	$—	$1,000	$1,250	$1,800	$2,725	$4,926	$11,701	$12,425
Average interest rate	N/A	7.8%	6.0%	5.5%	5.6%	5.0%	5.6%
Variable rate	$—	$—	$10	$770	$—	$—	$780	$780
Average interest rate	N/A	N/A	1.9%	3.0%	N/A	N/A	3.0%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of December 31, 2020, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $20 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	103

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

“MGP BREIT Venture Transaction – Investment in MGP BREIT Venture” — Refer to Notes 1, 2, and 6 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company completed the MGP BREIT Venture Transaction and in connection with the transaction, formed MGP BREIT Venture, which, following the transaction, is owned 50.1% by the MGM Growth Properties Operating Partnership LP and 49.9% by a subsidiary of Blackstone Real Estate Income Trust, Inc. The 50.1% equity interest in MGP BREIT Venture was obtained as partial consideration for the contribution of the real estate assets. The assessment of whether an investment is a variable interest entity (“VIE”) and whether the Company has a controlling financial interest in the investment involves management’s judgment and analysis. The Company concluded that the investment in MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model since MGP BREIT Venture is structured with substantive participating rights whereby both owners of MGP BREIT Venture participate in the decision making process, thereby preventing the Company from exerting a controlling financial interest, as defined in ASC 810. The Company concluded that the MGP BREIT Venture is therefore accounted for under the equity method.

We identified the assessment of whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation under the voting interest entity model as a critical audit matter because the VIE and consolidation accounting guidance under ASC 810 is complex and requires management to make significant judgments and assumptions to determine if the Company has a controlling financial interest, as defined in ASC 810, in MGP BREIT Venture based upon the terms of the ownership agreements.

Specifically, the significant judgments made by management include evaluating and concluding MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model and included the application of consolidation accounting guidance. Given these significant judgments, performing audit procedures to evaluate the reasonableness of management’s evaluation of whether the MGP BREIT Venture does not meet the definition of a VIE or qualify for consolidation under the voting interest entity model required a high degree of auditor judgment, including the need to involve technical accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of whether an investment is a VIE and whether an investment qualifies for consolidation under the voting interest entity model in connection with the MGP BREIT Venture Transaction under ASC 810 included the following, among others:

•

We tested the effectiveness of the control over management’s assessment of the investment in MGP BREIT Venture for consolidation, including the judgments and factors used in determining that the MGP BREIT Venture did not meet the definition of a VIE and did not qualify for consolidation under the voting interest entity model.

•

We inspected the underlying agreements and evaluated the reasonableness of the application of consolidation accounting guidance. With the assistance of technical accounting specialists, we evaluated the assumptions and judgments used by management to determine whether the investment in MGP BREIT Venture is a VIE and whether it qualifies for consolidation.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 26, 2021

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$5,101,637	$2,329,604
Accounts receivable, net	316,502	612,717
Inventories	88,323	102,888
Income tax receivable	243,415	27,167
October 1 litigation insurance receivable	—	735,000
Prepaid expenses and other	200,782	200,317
Total current assets	5,950,659	4,007,693

Property and equipment, net	14,632,091	18,285,955

Other assets
Investments in and advances to unconsolidated affiliates	1,447,043	822,366
Goodwill	2,091,278	2,084,564
Other intangible assets, net	3,643,748	3,826,504
Operating lease right-of-use assets, net	8,286,694	4,392,481
Other long-term assets, net	443,421	456,793
Total other assets	15,912,184	11,582,708
	$36,494,934	$33,876,356
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$142,523	$235,437
Construction payable	30,149	74,734
Accrued interest on long-term debt	138,832	122,250
October 1 litigation liability	—	735,000
Other accrued liabilities	1,545,079	2,024,002
Total current liabilities	1,856,583	3,191,423

Deferred income taxes, net	2,153,016	2,106,506
Long-term debt, net	12,376,684	11,168,904
Other long-term obligations	472,084	363,588
Operating lease liabilities	8,390,117	4,277,970
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	66,542	105,046
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 494,317,865 and 503,147,632 shares	4,943	5,031
Capital in excess of par value	3,439,453	3,531,099
Retained earnings	3,091,007	4,201,337
Accumulated other comprehensive loss	(30,677)	(10,202)
Total MGM Resorts International stockholders' equity	6,504,726	7,727,265
Noncontrolling interests	4,675,182	4,935,654
Total stockholders' equity	11,179,908	12,662,919
	$36,494,934	$33,876,356

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Casino	$2,871,720	$6,517,759	$5,753,150
Rooms	830,382	2,322,579	2,212,573
Food and beverage	696,040	2,145,247	1,959,021
Entertainment, retail and other	518,991	1,477,200	1,412,860
Reimbursed costs	244,949	436,887	425,492
	5,162,082	12,899,672	11,763,096
Expenses
Casino	1,701,783	3,623,899	3,199,775
Rooms	419,156	829,677	791,761
Food and beverage	674,118	1,661,626	1,501,868
Entertainment, retail and other	412,705	1,051,400	999,979
Reimbursed costs	244,949	436,887	425,492
General and administrative	2,122,333	2,101,217	1,764,638
Corporate expense	460,148	464,642	419,204
Preopening and start-up expenses	84	7,175	151,392
Property transactions, net	93,567	275,802	9,147
Gain on REIT transactions, net	(1,491,945)	(2,677,996)	—
Depreciation and amortization	1,210,556	1,304,649	1,178,044
	5,847,454	9,078,978	10,441,300
Income from unconsolidated affiliates	42,938	119,521	147,690
Operating income (loss)	(642,434)	3,940,215	1,469,486
Non-operating income (expense)
Interest expense, net of amounts capitalized	(676,380)	(847,932)	(769,513)
Non-operating items from unconsolidated affiliates	(103,304)	(62,296)	(47,827)
Other, net	(89,361)	(183,262)	(18,140)
	(869,045)	(1,093,490)	(835,480)
Income (loss) before income taxes	(1,511,479)	2,846,725	634,006
Benefit (provision) for income taxes	191,572	(632,345)	(50,112)
Net income (loss)	(1,319,907)	2,214,380	583,894
Less: Net (income) loss attributable to noncontrolling interests	287,183	(165,234)	(117,122)
Net income (loss) attributable to MGM Resorts International	$(1,032,724)	$2,049,146	$466,772

Earnings (loss) per share
Basic	$(2.02)	$3.90	$0.82
Diluted	$(2.02)	$3.88	$0.81
Weighted average common shares outstanding
Basic	494,152	524,173	544,253
Diluted	494,152	527,645	549,536

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,319,907)	$2,214,380	$583,894
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27,762	28,870	(13,022)
Other comprehensive income (loss) related to cash flow hedges	(79,365)	(29,505)	3,576
Other comprehensive loss	(51,603)	(635)	(9,446)
Comprehensive income (loss)	(1,371,510)	2,213,745	574,448
Less: Comprehensive (income) loss attributable to noncontrolling interests	309,969	(168,447)	(112,622)
Comprehensive income (loss) attributable to MGM Resorts International	$(1,061,541)	$2,045,298	$461,826

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(1,319,907)	$2,214,380	$583,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210,556	1,304,649	1,178,044
Amortization of debt discounts, premiums and issuance costs	34,363	38,972	41,102
Loss on early retirement of debt	126,462	198,151	3,619
Provision for credit losses	71,422	39,270	39,762
Stock-based compensation	106,956	88,838	70,177
Property transactions, net	93,567	275,802	9,147
Gain on REIT transactions, net	(1,491,945)	(2,677,996)	—
Noncash lease expense	183,399	71,784	—
Loss (income) from unconsolidated affiliates	60,366	(57,225)	(96,542)
Distributions from unconsolidated affiliates	86,584	299	11,563
Deferred income taxes	18,347	595,046	46,720
Change in operating assets and liabilities:
Accounts receivable	960,099	(726,610)	(149,554)
Inventories	14,705	6,522	(7,860)
Income taxes receivable and payable, net	(216,250)	1,259	14,120
Prepaid expenses and other	(37)	7,567	(8,656)
Accounts payable and accrued liabilities	(1,382,980)	465,602	21,508
Other	(48,750)	(35,909)	(34,505)
Net cash provided by (used in) operating activities	(1,493,043)	1,810,401	1,722,539
Cash flows from investing activities
Capital expenditures, net of construction payable	(270,579)	(739,006)	(1,486,843)
Dispositions of property and equipment	6,136	2,578	25,612
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	2,455,839	—	—
Proceeds from Bellagio transaction	—	4,151,499	—
Proceeds from sale of Circus Circus Las Vegas and adjacent land	—	652,333	—
Proceeds from sale of business units and investment in unconsolidated affiliate	—	—	163,616
Acquisition of Northfield, net of cash acquired	—	—	(1,034,534)
Acquisition of Empire City Casino, net of cash acquired	—	(535,681)	—
Investments in unconsolidated affiliates	(96,925)	(81,877)	(56,295)
Distributions from unconsolidated affiliates	63,960	100,700	322,631
Other	873	(31,112)	(17,208)
Net cash provided by (used in) investing activities	2,159,304	3,519,434	(2,083,021)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(1,595,089)	(3,634,049)	1,242,259
Issuance of long-term debt	3,550,000	3,250,000	1,000,000
Retirement of senior notes	(846,815)	(3,764,167)	(2,265)
Debt issuance costs	(62,348)	(63,391)	(76,519)
Proceeds from issuance of bridge loan facility	1,304,625	—	—
Issuance of MGM Growth Properties Class A shares, net	524,704	1,250,006	—
Dividends paid to common shareholders	(77,606)	(271,288)	(260,592)
Distributions to noncontrolling interest owners	(286,385)	(223,303)	(184,932)
Purchases of common stock	(353,720)	(1,031,534)	(1,283,333)
Other	(53,939)	(41,868)	(45,384)
Net cash provided by (used in) financing activities	2,103,427	(4,529,594)	389,234
Effect of exchange rate on cash	2,345	2,601	(1,985)
Cash and cash equivalents
Net increase for the period	2,772,033	802,842	26,767
Balance, beginning of period	2,329,604	1,526,762	1,499,995
Balance, end of period	$5,101,637	$2,329,604	$1,526,762
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$639,718	$826,970	$723,609
Federal, state and foreign income taxes paid (refunds received), net	8,543	28,493	(10,100)
Non-cash investing and financing activities
Note receivable related to sale of Circus Circus Las Vegas and adjacent land	$—	$133,689	$—
Investment in Bellagio BREIT Venture	—	62,133	—
Investment in MGP BREIT Venture	802,000	—	—
MGP BREIT Venture assumption of bridge loan facility	1,304,625	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2020, 2019 and 2018

(In thousands)

						Total
				Retained	Accumulated	MGM Resorts
	Common Stock		Capital in	Earnings	Other	International	Non-	Total
		Par	Excess of	(Accumulated	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balances, January 1, 2018	566,276	$5,663	$5,357,709	$2,217,299	$(3,610)	$7,577,061	$4,034,063	$11,611,124
Net income	—	—	—	466,772	—	466,772	108,114	574,886
Currency translation adjustment	—	—	—	—	(7,422)	(7,422)	(5,600)	(13,022)
Cash flow hedges	—	—	—	—	2,476	2,476	1,100	3,576
Stock-based compensation	—	—	65,072	—	—	65,072	5,124	70,196
Issuance of common stock pursuant to stock-based compensation awards	2,280	23	(32,225)	—	—	(32,202)	—	(32,202)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(147,321)	(147,321)
Dividends declared and paid to common shareholders ($0.48 per share)	—	—	—	(260,592)	—	(260,592)	—	(260,592)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(31,732)	(31,732)
Issuance of restricted stock units	—	—	3,609	—	—	3,609	107	3,716
Repurchases of common stock	(41,076)	(411)	(1,282,922)	—	—	(1,283,333)	—	(1,283,333)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(21,326)	—	—	(21,326)	—	(21,326)
Other	—	—	2,168	—	—	2,168	(6,347)	(4,179)
Balances, December 31, 2018	527,480	5,275	4,092,085	2,423,479	(8,556)	6,512,283	3,957,508	10,469,791
Net income	—	—	—	2,049,146	—	2,049,146	156,141	2,205,287
Currency translation adjustment	—	—	—	—	16,125	16,125	12,745	28,870
Cash flow hedges	—	—	—	—	(19,973)	(19,973)	(9,532)	(29,505)
Stock-based compensation	—	—	83,897	—	—	83,897	4,941	88,838
Issuance of common stock pursuant to stock-based compensation awards	2,150	20	(25,985)	—	—	(25,965)	—	(25,965)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(181,816)	(181,816)
Dividends declared and paid to common shareholders ($0.52 per share)	—	—	—	(271,288)	—	(271,288)	—	(271,288)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(53,489)	(53,489)
Issuance of restricted stock units	—	—	1,546	—	—	1,546	—	1,546
Repurchases of common stock	(35,854)	(358)	(1,031,176)	—	—	(1,031,534)	—	(1,031,534)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(2,714)	—	—	(2,714)	—	(2,714)
Empire City acquisition	9,372	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuances	—	—	150,464	—	1,512	151,976	1,049,582	1,201,558
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Northfield OpCo transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
Other	—	—	(3,473)	—	481	(2,992)	772	(2,220)
Balances, December 31, 2019	503,148	5,031	3,531,099	4,201,337	(10,202)	7,727,265	4,935,654	12,662,919
Net loss	—	—	—	(1,032,724)	—	(1,032,724)	(293,401)	(1,326,125)
Currency translation adjustment	—	—	—	—	15,711	15,711	12,051	27,762
Cash flow hedges	—	—	—	—	(44,528)	(44,528)	(34,837)	(79,365)
Stock-based compensation	—	—	100,907	—	—	100,907	6,049	106,956
Issuance of common stock pursuant to stock-based compensation awards	2,031	21	(16,424)	—	—	(16,403)	—	(16,403)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(221,690)	(221,690)
Dividends declared and paid to common shareholders ($0.1575 per share)	—	—	—	(77,606)	—	(77,606)	—	(77,606)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,086)	(64,086)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	35,520	—	—	35,520	—	35,520
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture Transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	83,859	—	8,773	92,632	(114,924)	(22,292)
Other	—	—	(1,724)	—	(1,018)	(2,742)	(638)	(3,380)
Balances, December 31, 2020	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908

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

As of December 31, 2020, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. As of December 31, 2020, the Company owned 53.0% of the Operating Partnership units, and MGP held the remaining 47.0% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. Pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”), the Company leases the real estate assets of Bellagio. Additionally, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”), the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 11 for further discussion of the leases.

In July 2018, MGP acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), a company that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park (“Northfield Acquisition”). In April 2019, the Company acquired the membership interests of Northfield from MGP and MGP retained the associated real estate assets. The Company then rebranded the property to MGM Northfield Park, and added it to the master lease between the Company and MGP. Refer to Note 4 and Note 18 for additional information.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's race track and casino ("Empire City"). Subsequently, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the master lease between the Company and MGP. Refer to Note 4 and Note 18 for additional information.

In March 2019, the Company entered into an amendment to the master lease with respect to improvements made by the Company related to the rebranding of the Park MGM and NoMad Las Vegas. Refer to Note 18 for additional information on this transaction.

On November 15, 2019, the Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from the Company and leased such assets back to the Company pursuant to a lease agreement. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and cash of approximately $4.2 billion. The Company recorded a gain of $2.7 billion related to sale of the Bellagio real estate assets, recorded in “Gain on REIT transactions, net” in the consolidated statements of operations, which primarily reflects the difference between the carrying value of the real estate assets sold and the consideration received. The Company also provides a shortfall guarantee of the principal amount of indebtedness of the debt of the Bellagio BREIT Venture’s $3.01 billion of debt (and any interest accrued and unpaid thereon). Refer to Note 11 and Note 12 for additional information relating to the lease and guarantee, respectively.

In December 2019, the Company completed the sale of Circus Circus Las Vegas and adjacent land. See Note 16 for additional information related to this transaction.

On February 14, 2020, the Company completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed MGP BREIT Venture. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by the MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in the MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company representing 5% of the equity value of the MGP BREIT Venture. The Company recorded the difference between consideration received of $2.5 billion and the carrying value of the MGM Grand Las Vegas real estate assets of $733 million and selling costs of $27 million as a net gain on sale of assets of $1.7 billion, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. The Company also recorded the difference between consideration received of $2.1 billion and the carrying value of the Mandalay Bay real estate assets of $2.3 billion and selling costs of $10 million as a net loss on sale of assets of $252 million, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. In connection with the transactions, the Company provides a shortfall guarantee of the principal amount of indebtedness of the MGP BREIT Venture (and any interest accrued and unpaid thereon) as further discussed in Note 12. On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with a subsidiary of the Company for the real estate assets of Mandalay Bay and MGM Grand Las Vegas as further discussed in Note 11. Additionally, the master lease with MGP was modified to remove the Mandalay Bay property and the annual cash rent under the MGP master lease was reduced by $133 million, as further discussed in Note 18.

Also, on January 14, 2020, the Company, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to the Company in connection with the Company exercising its right to require the Operating Partnership to redeem Operating Partnership units that the Company holds, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and was scheduled to terminate on the earlier of February 14, 2022 or upon the Company’s receipt of cash proceeds of $1.4 billion as consideration for the redemption of the Company’s Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed approximately 30 million Operating Partnership units that the Company held for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed approximately 24 million of the Operating Partnership units that the Company held for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

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

The Company owns 50% of BetMGM LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in the United States. The other 50% of BetMGM is owned by Entain plc.

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 17 for additional information about the Company’s segments.

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on the Company’s business, financial condition, results of operations and cash flows in 2021. In March 2020, all of the Company’s domestic properties temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties re-opened to the public but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for our properties or portions of our properties into the first quarter of 2021. In response to reduced demand, the Company temporarily closed the hotel tower operations at Mandalay Bay and Park MGM midweek and temporarily closed The Mirage midweek, which are expected to resume full week operations on March 3, 2021. Accordingly, the Company’s properties have continued to generate revenues that are significantly lower than historical results. In addition, as a result of the continued impact of the COVID-19 pandemic and the emergence of variant strains, our properties may be subject to temporary, complete, or partial shutdowns in the future. At this time, we cannot predict whether the jurisdictions in which our properties are located, states or the federal government will continue to impose operating restrictions on us or adopt similar or more restrictive measures in the future, including stay-at-home orders or ordering the temporary closures of all or a portion of our properties. The Company has implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions, as well as other measures to enforce social distancing. In addition, following a temporary closure of the Company’s Macau properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, mask protection and the need to present negative COVID-19 test results and health declarations submitted through the Macau Health Code system which remain in effect. Effective July 15, 2020, all guests entering our casinos were required to provide a negative nucleic acid test result with a valid ‘green’ Macau Health Code. Although the issuance of tourist visas (including the individual visa scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, the nucleic acid test result certificate and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to the Company’s Macau properties.

While the Company has engaged in aggressive cost reduction efforts to minimize cash outflows while the Company’s properties were initially closed, and has continued to engage in such efforts as the properties have re-opened,  the Company still has significant fixed and variable expenses, which have and will continue to adversely affect its profitability. In addition, the Company has seen, and expects to continue to see, weakened demand at its properties as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, the Company is unable to determine when its properties will return to pre-pandemic demand and pricing, or if the Company’s properties will remain re-opened. The COVID-19 pandemic has had a material impact on its consolidated results of operations during 2020 and we expect that it will continue to have a material impact on our consolidated results of operations during 2021 and potentially thereafter.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. For these VIEs, the Company records a noncontrolling interest in the consolidated balance sheets. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating

Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2020, on a consolidated basis MGP had total assets of $10.6 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $60 million as of December 31, 2020. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of December 31, 2020, as further discussed in Note 12.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method, such as the Company’s investments in CityCenter, MGP BREIT Venture, and BetMGM, which do not qualify for consolidation as the Company has joint control, given the entities are structured with substantive participating rights whereby both owners participate in the decision making process which prevents the Company from exerting a controlling financial interest in such entities, as defined in ASC 810.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 9;
•	Level 2 inputs when measuring the Operating Partnership’s fair value of its interest rate swaps. See Note 9;
•	Level 2 and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed during the Empire City acquisition. See Note 4;
•	Level 2 and Level 3 inputs when assessing the fair value of the note receivable relating to the Circus Circus Las Vegas and adjacent land sale. See Note 16.

Cash and cash equivalents. Cash and cash equivalents include cash on hand, investments and interest-bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as “Accounts payable” or “Construction payable” as applicable.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2020 and 2019, approximately 52% and 57%, respectively, of the Company’s gross casino accounts receivable were owed by customers from foreign countries, primarily within Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2020, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

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

Capitalized interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete, or development activity is suspended for more than a brief period.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2020, 2019, and 2018.

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

For casino wager transactions that include other goods and services provided by the Company to gaming patrons on a discretionary basis to incentivize gaming, the Company allocates revenue from the casino wager transaction to the good or service delivered based upon standalone selling price (“SSP”). Discretionary goods and services provided by the Company and supplied by third parties are recognized as an operating expense.

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. Commissions and incentives provided to gaming customers were $1.1 billion, $2.5 billion and $2.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such goods and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food & beverage and retail & other contracts. Sales and usage-based taxes are excluded from revenues. For some arrangements, the Company acts as an agent in that it arranges for another party to transfer goods and services and the Company is not the controlling entity, which primarily include certain of the Company’s entertainment shows and, in certain jurisdictions, the Company’s arrangement with BetMGM for online sports betting and iGaming.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2020	2019	2020	2019	2020	2019
	(in thousands)
Balance at January 1	$314,570	$323,811	$126,966	$113,293	$481,095	$667,285
Balance at December 31	212,671	314,570	139,756	126,966	382,287	481,095
Increase / (decrease)	$(101,899)	$(9,241)	$12,790	$13,673	$(98,808)	$(186,190)

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

For leases with terms greater than twelve months, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company typically uses its incremental borrowing rate to discount the lease payments based on the information available at the commencement date. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Refer to Note 11 for discussion of leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third party tenants include $24 million, $53 million and $51 million recorded within food and beverage revenue for 2020, 2019 and 2018, respectively, and $60 million, $89 million and $87 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as they are incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $88 million, $195 million and $226 million for 2020, 2019 and 2018, respectively.

Corporate expense. Corporate expense represents unallocated payroll, professional fees and various other expenses not directly related to the Company’s casino resort operations. In addition, corporate expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred.

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

Income per share of common stock. The table below reconciles basic and diluted income per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests. Diluted weighted average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Year Ended December 31,
	2020	2019	2018
Numerator:	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(1,032,724)	$2,049,146	$466,772
Adjustment related to redeemable noncontrolling interests	35,520	(2,713)	(21,326)
Net income (loss) available to common stockholders - basic	(997,204)	2,046,433	445,446
Other	—	(194)	(206)
Net income (loss) attributable to common stockholders - diluted	$(997,204)	$2,046,239	$445,240
Denominator:
Weighted average common shares outstanding basic	494,152	524,173	544,253
Potential dilution from share-based awards	—	3,472	5,283
Weighted average common and common equivalent shares - diluted	494,152	527,645	549,536
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	9,493	1,617	2,668

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

Recently issued accounting standards. In June 2016, the FASB issued ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (CECL) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASC 326 on January 1, 2020, which did not have a material impact on its financial statements or accounting policies. The Company now utilizes a forward-looking current expected credit loss model for accounts receivable, guarantees, and other financial instruments.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”), which simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company will adopt ASU 2019-12 on January 1, 2021, and it will not have a material impact on its financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Casino	$260,998	$394,163
Hotel	46,288	164,079
Other	135,805	149,036
	443,091	707,278
Less: Loss reserves	(126,589)	(94,561)
	$316,502	$612,717

NOTE 4 — ACQUISITION

Empire City

On January 29, 2019, the Company acquired the real property and operations associated with Empire City for total consideration of approximately $865 million, plus customary working capital and other adjustments. The fair value of consideration paid included the issuance of approximately $266 million of the Company’s common stock, the incurrence of a new bridge facility, and the remaining balance in cash. If Empire City is awarded a license for live table games on or prior to December 31, 2022 and the Company accepts such license by December 31, 2024, the Company will pay additional consideration of $50 million. The acquisition expands the Company’s presence in the northeast region and greater New York City market. Subsequent to the Company’s acquisition, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the master lease between the Company and MGP. See Note 18 for additional information.

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

In April 2019, the Company subsequently acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the master lease between the Company and MGP. Refer to Note 18 for additional information.

For the period from July 6, 2018 through December 31, 2018, Northfield’s net revenue was $133 million, operating income and net income were both $33 million. Pro forma results of operations for the acquisition have not been presented because it is not material to the consolidated results of operations.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Land	$4,081,029	$5,348,223
Buildings, building improvements and land improvements	12,053,422	15,291,801
Furniture, fixtures and equipment	5,600,579	5,924,439
Construction in progress	170,957	209,890
	21,905,987	26,774,353
Less: Accumulated depreciation	(7,474,876)	(8,581,835)
Finance lease ROU assets, net	200,980	93,437
	$14,632,091	$18,285,955

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2020	2019
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$441,893	$568,879
MGP BREIT Venture (50.1% owned by the Operating Partnership)	810,066	—
Other	195,084	253,487
	$1,447,043	$822,366

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income from unconsolidated affiliates	$42,938	$119,521	$147,690
Preopening and start-up expenses	—	—	(3,321)
Non-operating items from unconsolidated affiliates	(103,304)	(62,296)	(47,827)
	$(60,366)	$57,225	$96,542

The following table summarizes further information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CityCenter	$(29,753)	$128,421	$138,383
MGP BREIT Venture	136,755	—	—
Other	(64,064)	(8,900)	9,307
	$42,938	$119,521	$147,690

MGP BREIT Venture distributions. For year ended December 31, 2020, the Operating Partnership received $81 million in distributions from MGP BREIT Venture.

Other. During the year ended December 31, 2020, the Company recognized other-than-temporary impairment charges of $64 million within “Property transactions, net” in the consolidated statements of operations related to an investment in an unconsolidated affiliate classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

CityCenter

Mandarin Oriental sale. On August 30, 2018, CityCenter closed the sale of the Mandarin Oriental and adjacent retail parcels for approximately $214 million. During the year ended December 31, 2018, CityCenter recognized a loss on the sale of the Mandarin Oriental of $133 million and the Company recognized a $12 million gain on the sale related to the reversal of basis differences in excess of its share of the loss recorded by CityCenter, which is recorded within “Income from unconsolidated affiliates” in the consolidated statements of operations.

CityCenter distributions. During the year ended December 31, 2020, CityCenter paid $101 million in distributions, of which the Company received its 50% share, or approximately $51 million. During the year ended December 31, 2019, CityCenter paid $180 million in distributions, of which the Company received its 50% share, or approximately $90 million. During the year ended December 31, 2018, CityCenter paid $625 million in distributions, of which the Company received its 50% share, or approximately $313 million.

Grand Victoria

Grand Victoria sale. On August 7, 2018, the Company, along with its joint venture partner, completed the sale of Grand Victoria, of which a subsidiary of the Company owned a 50% interest, for $328 million in cash. The Company recorded a gain of $45 million related to the sale, which is recorded within “Property transactions, net” in the consolidated statements of operations.

Unconsolidated Affiliate Financial Information – CityCenter & MGP BREIT Venture

Summarized balance sheet information is as follows:

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$96,758	$246,269
Property and equipment, net	10,237,004	5,937,382
Other assets, net	256,813	204,326
Debt, net	4,715,997	1,734,770
Other liabilities	270,583	343,456

Summarized results of operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net revenues	$869,638	$1,294,861	$1,277,745
Income (loss) from continuing operations	(43,749)	69,143	97,091
Net income (loss)	(43,749)	69,143	(37,911)

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

	December 31,
	2020	2019
	(In thousands)
Venture-level equity attributable to the Company	$2,981,550	$2,399,993
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (1)	(504,171)	(509,382)
CityCenter capitalized interest (2)	168,966	177,898
CityCenter completion guarantee (3)	248,730	261,708
CityCenter deferred gain (4)	(208,204)	(210,240)
CityCenter capitalized interest on sponsor notes (5)	(33,010)	(34,755)
Other-than-temporary impairments of CityCenter investment (6)	(1,256,516)	(1,304,317)
Other adjustments	49,698	41,461
	$1,447,043	$822,366

(1)	Primarily relates to land and fixed assets.
(2)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(3)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)	Relates to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)	Relates to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)	The impairment of the Company’s CityCenter investment includes $352 million of impairments allocated to land.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Goodwill	$2,091,278	$2,084,564

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
MGM Northfield Park and Empire City racing and gaming licenses	280,000	280,000
Trademarks and other	299,238	300,212
Total indefinite-lived intangible assets	677,336	678,310
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,541,990	4,519,558
Less: Accumulated amortization	(1,697,481)	(1,514,772)
	2,844,509	3,004,786
MGM National Harbor and MGM Springfield gaming licenses	106,600	106,600
Less: Accumulated amortization	(19,102)	(11,996)
	87,498	94,604
Other finite-lived intangible assets	60,649	79,197
Less: Accumulated amortization	(26,244)	(30,393)
	34,405	48,804
Total finite-lived intangible assets, net	2,966,412	3,148,194
Total other intangible assets, net	$3,643,748	$3,826,504

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for 2020 and 2019:

	2020
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$—	$—	$—	$30,452
Regional Operations	701,463	—	—	—	701,463
MGM China	1,352,649	—	—	6,714	1,359,363
	$2,084,564	$—	$—	$6,714	$2,091,278

	2019
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$70,975	$—	$(40,523)	$—	$30,452
Regional Operations	386,892	256,133	58,438	—	701,463
MGM China	1,345,610	—	—	7,039	1,352,649
Corporate and other	17,915	—	(17,915)	—	—
	$1,821,392	$256,133	$—	$7,039	$2,084,564

Goodwill was recognized in 2019 related to the acquisition of Empire City, which is included in Regional Operations, as further discussed in Note 4.

The goodwill balance attributable to MGM Northfield Park, which was previously included within Corporate and other in 2018, was reclassed to Regional Operations in 2019 in connection with the Company’s acquisition of the membership interests of Northfield in 2019 as further discussed in Note 4. The presentation of the goodwill balance attributable to Gold Strike Tunica was reclassified in 2019 from Las Vegas Strip Resorts to Regional Operations.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJMSA”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. In March 2019, MGM Grand Paradise and SJMSA entered into a Subconcession Extension Contract (the “Extension Agreement”), pursuant to which the gaming subconcession was extended to June 26, 2022, which coincides with the current expiration of all the other concessionaires and subconcessionaires. MGM Grand Paradise paid the government of Macau approximately $25 million and paid SJMSA approximately $2 million as a contract premium for such extension. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the current terms; however, management believes that the gaming subconcession will be extended, given that the Cotai land concession agreement with the government extends significantly beyond the gaming subconcession. As such, as of December 31, 2020, the Company amortizes the gaming subconcession intangible asset on a straight-line basis over the initial term of the Cotai land concession, ending in January 2038.

MGM National Harbor and MGM Springfield gaming licenses. The license fee paid to the State of Maryland of $22 million is considered a finite-lived intangible asset that is amortized on a straight-line basis over a period of its initial term of 15 years, beginning in December 2016, when MGM National Harbor started operations. The license fee paid to the State of Massachusetts of $85 million is considered a finite-lived intangible asset that is amortized over a period of 15 years, beginning in August 2018, when MGM Springfield started operations.

Total amortization expense related to intangible assets was $194 million, $192 million and $176 million for 2020, 2019, and 2018, respectively. As of December 31, 2020, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2021	$197,104
2022	190,981
2023	178,672
2024	176,685
2025	174,900
Thereafter	2,048,070
$2,966,412

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$212,671	$314,570
Loyalty program obligations	139,756	126,966
Casino front money	133,114	176,827
Advance deposits and ticket sales	123,079	190,325
Unpaid wagers and other	126,094	113,943
Other accrued liabilities:
Payroll and related	327,644	507,041
Taxes, other than income taxes	109,100	218,027
Operating Partnership interest rate swaps - current	32,155	—
MGP dividend	64,086	53,489
Operating lease liabilities - current (Refer to Note 11)	31,843	67,473
Finance lease liabilities - current (Refer to Note 11)	80,193	27,975
Other	165,344	227,366
	$1,545,079	$2,024,002

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2020	2019

	(In thousands)
Senior credit facility	$—	$—
Operating Partnership senior credit facility	10,000	1,703,750
MGM China credit facility	770,034	667,404
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	—
5.75% senior notes, due 2025	675,000	1,000,000
4.625% Operating Partnership senior notes, due 2025	800,000	—
5.25% MGM China senior notes, due 2025	500,000	—
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	500,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	1,000,000
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	—
3.875% Operating Partnership senior notes, due 2029	750,000	—
7% debentures, due 2036	552	552
	12,480,586	11,271,706
Less: Premiums, discounts, and unamortized debt issuance costs, net	(103,902)	(102,802)
	$12,376,684	$11,168,904

Debt due within one year of the December 31, 2019 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving credit facilities.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Total interest incurred	$679,251	$853,007	$821,229
Interest capitalized	(2,871)	(5,075)	(51,716)
	$676,380	$847,932	$769,513

Senior credit facility. At December 31, 2020, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. The revolving facility bears interest of LIBOR plus 1.50% to 2.25% determined by reference to a total net leverage ratio pricing grid. At December 31, 2020, no amounts were drawn on the revolving credit facility.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company used proceeds from the transaction to repay and terminate the $1.5 billion outstanding on its existing revolving facility in full and entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that matures in February 2025. As a result, the Company incurred a $4 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

In April 2020, the Company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides the Company a waiver of the financial maintenance covenants for the period beginning with the quarter ending June 30, 2020 through the earlier of (x) the date the Company delivers to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2021 and (y) the date the Company delivers to the administrative agent an irrevocable notice terminating the covenant relief period (such period, the “covenant relief period”). In connection with the amendment, the Company pledged the Operating Partnership units held by loan parties to the lenders as collateral. The Company also agreed to certain limitations including, among other things, further restricting its ability to incur debt and liens, make restricted payments, make investments and prepay subordinated debt. In addition, in connection with the amendment, the Company agreed to a liquidity test that requires the Company’s borrower group (as defined in the credit agreement) to maintain a minimum liquidity level of not less than $600 million (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period. In February 2021, the Company further amended its credit facility to extend the covenant relief period through (but excluding) the second quarter of 2022 and adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. Pursuant to that amendment, the Company agreed to increase its total required minimum liquidity level to $1.0 billion.

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at December 31, 2020.

As of December 31, 2019, the senior credit facility was secured by (i) a mortgage on the real properties comprising the MGM Grand Las Vegas, (ii) a pledge of substantially all existing and future personal property of the subsidiaries of the Company that own the MGM Grand Las Vegas; and (iii) a pledge of the equity or limited liability company interests of the entities that own the MGM Grand Las Vegas and the Bellagio. In connection with the MGP BREIT Venture Transaction, on February 14, 2020, the Company entered into an unsecured credit agreement which provides that we will grant a security interest in our Operating Partnership units in the future to the extent our leverage ratio exceeds certain thresholds.

Operating Partnership senior credit facility and bridge facility. At December 31, 2020, the Operating Partnership’s senior secured credit facility consisted of a $1.35 billion revolving credit facility. The revolving facility bears interest of LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid and will mature in June 2023. At December 31, 2020, $10 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 1.90%.

In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of the MGP BREIT Venture (refer to Note 12 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by the MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the outstanding balance of $399 million on its term loan A facility in full. As a result, the Operating Partnership incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of December 31, 2020, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $41 million, with $1 million recorded as a current liability and $40 million recorded as a long-term liability as of December 31, 2020, and $7 million recorded as an asset and $28 million recorded as a long-term liability as of December 31, 2019. The fair value of interest rate swaps not designated as cash flow hedges was $78 million, with $31 million recorded as a current liability and $47 million recorded as a long-term liability as of December 31, 2020, and $3 million recorded as a long-term liability as of December 31, 2019, respectively. Interest rate swaps in an asset position are recorded within “Other long-term assets,” those in a current liability position are recorded within “Other accrued expenses,” and those in a long-term liability position are recorded within “Other long-term liabilities” on the consolidated balance sheets.

The Operating Partnership credit facility contains customary representations and warranties, events of default and positive and negative covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, a maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at December 31, 2020.

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

MGM China credit facility. At December 31, 2020, the MGM China credit facility consisted of a $1.25 billion unsecured revolving credit facility. The revolving credit facility bears interest at a fluctuating rate per annum based on Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio and will mature in May 2024. At December 31, 2020, $770 million was drawn on the MGM China credit facility and the weighted average interest rate was 2.98%.

The MGM China credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of COVID-19, in April 2020, MGM China entered into an amendment of its credit agreement which provided for a waiver of its maximum leverage ratio extending through the second quarter of 2021, and a waiver of its minimum interest coverage ratio from the second quarter of 2020 through the second quarter of 2021. In October 2020, MGM China further amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. MGM China was in compliance with its applicable MGM China credit facility covenants at December 31, 2020. In February 2021, MGM China further amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022.

MGM China second credit facility. In May 2020, MGM China entered into a second credit facility, which consisted of a $300 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. In June 2020, MGM China increased the amount of the second revolving credit facility by $100 million to $400 million. The MGM China second credit facility bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China credit facility has been fully drawn. At December 31, 2020, no amounts were drawn on the MGM China second credit facility.

The MGM China second credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. Due to the impact of COVID-19, MGM China entered into an amendment of its second credit facility in October 2020 which provided for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2021. MGM China was in compliance with its applicable MGM China second credit facility covenants at December 31, 2020. In February 2021, MGM China further amended its second credit facility agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022.

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

Operating Partnership senior notes. In November 2020, the Operating Partnership issued $750 million in aggregate principal amount of 3.875% senior notes due 2029.

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

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2020 are as follows:

Years ending December 31,	(In thousands)
2021	$—
2022	1,000,000
2023	1,260,000
2024	2,570,034
2025	2,725,000
Thereafter	4,925,552
$12,480,586

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.2 billion and $12.1 billion at December 31, 2020 and 2019, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Domestic operations	$(665,376)	$2,717,756	$660,832
Foreign operations	(846,103)	128,969	(26,826)
	$(1,511,479)	$2,846,725	$634,006

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal:	(In thousands)
Current	$207,544	$(4,928)	$11,991
Deferred (excluding separate components)	19,852	(537,993)	(143,468)
Deferred – valuation allowance	(42,109)	(20,175)	(19,753)
Other noncurrent	4,922	(5,745)	576
Benefit (provision) for federal income taxes	190,209	(568,841)	(150,654)
State:
Current	(816)	(22,685)	(12,564)
Deferred (excluding separate components)	(33,087)	(32,793)	(12,731)
Deferred – operating loss carryforward	47,728	(5,241)	(29,490)
Deferred – valuation allowance	(3,375)	(191)	41,068
Other noncurrent	(946)	(1,401)	(1,334)
Benefit (provision) for state income taxes	9,504	(62,311)	(15,051)
Foreign:
Current	(828)	(2,454)	(2,037)
Deferred (excluding separate components)	4,206	44,374	63,827
Deferred – operating loss carryforward	39,920	32,915	30,574
Deferred – valuation allowance	(51,439)	(76,028)	23,229
Benefit (provision) for foreign income taxes	(8,141)	(1,193)	115,593
	$191,572	$(632,345)	$(50,112)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	21.0%
Net operating loss carryback rate differential	5.5	—	—
Non-controlling interest	1.6	(0.8)	(2.4)
Foreign jurisdiction income/losses taxed at other than U.S. statutory rate	(12.5)	(0.5)	(9.5)
Federal valuation allowance	(2.8)	0.7	3.1
Macau dividend tax	—	—	(6.4)
State taxes, net	0.5	1.7	1.9
General business credits	0.3	(0.5)	(2.9)
Stock-based compensation	—	(0.1)	(1.2)
Non-deductible employee dining facility costs	0.2	0.2	1.4
Permanent and other items	(1.1)	0.5	2.9
	12.7%	22.2%	7.9%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2020	2019
Deferred tax assets – federal and state:	(In thousands)
Bad debt reserve	$25,287	$25,085
Deferred compensation	6,331	7,918
Net operating loss carryforward	57,419	19,265
Accruals, reserves and other	106,801	97,590
Stock-based compensation	18,227	18,882
Lease liabilities	1,972,343	1,020,171
Long-term debt	10,907	2,022
Tax credits	3,095,856	2,600,142
	5,293,171	3,791,075
Less: Valuation allowance	(2,720,008)	(2,469,907)
	2,573,163	1,321,168
Deferred tax assets – foreign:
Bad debt reserve	2,106	1,682
Net operating loss carryforward	180,143	140,223
Accruals, reserves and other	7,814	13,112
Property and equipment	17,890	10,125
Stock-based compensation	7,163	6,487
Lease liabilities	1,368	1,213
	216,484	172,842
Less: Valuation allowance	(155,587)	(104,149)
	60,897	68,693
Total deferred tax assets	$2,634,060	$1,389,861
Deferred tax liabilities – federal and state:
Property and equipment	$(1,349,355)	$(1,599,948)
Investments in unconsolidated affiliates	(1,158,342)	(496,501)
ROU assets	(1,860,195)	(977,870)
Intangibles	(108,728)	(112,380)
	(4,476,620)	(3,186,699)
Deferred tax liabilities – foreign:
Intangibles	(309,256)	(307,728)
ROU Assets	(1,200)	(1,940)
	(310,456)	(309,668)
Total deferred tax liability	$(4,787,076)	$(3,496,367)
Net deferred tax liability	$(2,153,016)	$(2,106,506)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains certain income tax provisions that are beneficial to the Company; namely, the relaxation of the interest expense deduction limitation for the 2019 and 2020 tax years and the allowance of a five-year carryback of net operating losses (“NOLs”) incurred during tax years 2018 through 2020. The Company has recorded a federal income tax receivable of $206 million to reflect the carryback of its 2020 NOL, with a corresponding increase in benefit for income taxes during the year ended December 31, 2020. Furthermore, since the NOL was carried back to tax years when the federal income tax rate was 35%, compared to the 21% rate currently in effect, the Company realized $83 million more income tax benefit than if it would have only been able to carry the NOL forward.

The Company has recorded a valuation allowance of $2.7 billion on its foreign tax credit (“FTC”) carryover of $3.1 billion as of December 31, 2020, resulting in an FTC net deferred tax asset of $379 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers to the extent that it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of U.S. taxable income, of overall domestic losses that totaled $1.5 billion at December 31, 2020. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $340 million in 2022; $976 million in 2023; $769 million in 2024; $674 million in 2025; $134 million in 2026; and $200 million in 2027.

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

On March 30, 2020, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through June 26, 2022, concurrent with the end of the term of its gaming subconcession. The prior exemption was set to expire on March 31, 2020. The Company previously re-measured its net deferred tax liability for MGM Grand Paradise during 2019 assuming it would receive the complementary tax exemption extension through June 26, 2022 as a result of required non-discriminatory treatment among gaming concessionaires and subconcessionaires under Macanese law. As a result, no additional remeasurement is required for the year ended December 31, 2020. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Absent the exemption from complementary tax on gaming profits, “Net income attributable to MGM Resorts International” would have increased by $4 million and decreased by $54 million in 2020 and 2019, respectively, and diluted earnings per share would have increased by $0.01 and decreased $0.10 in 2020 and 2019, respectively.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2020 a complementary tax NOL carryforward of $1.5 billion resulting from non-gaming operations that will expire if not utilized in years 2021 through 2023.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. MGM Grand Paradise has had an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement covers the distributions of gaming profits earned for the period of January 1, 2017 through March 31, 2020. Payments of approximately $1 million were made for 2017 through 2019 and a payment of approximately $0.3 million was made for the first quarter 2020. MGM Grand Paradise has applied for an extension of the annual fee arrangement to cover distributions of gaming profits to be earned through June 26, 2022. Until the extension is granted, the 12% complementary tax will accrue on distributions of gaming profits earned after March 31, 2020; however, no amounts are accrued for the year ended December 31, 2020 since MGM Grand Paradise generated losses due to the impact of COVID-19.

The Company has NOLs in certain of the states in which it operates that total $885 million as of December 31, 2020, which equates to deferred tax assets of $57 million after federal tax effect and before valuation allowance. The majority of these NOL carryforwards will expire if not utilized by 2025 through 2040 with the remaining being carried forward indefinitely. The Company has provided a valuation allowance of $6 million on certain of its state deferred tax assets, including a portion of NOLs described above.

In addition, there is a valuation allowance of $153 million on certain Macau deferred tax assets, and a valuation allowance of $3 million on Hong Kong NOLs because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Gross unrecognized tax benefits at January 1	$33,298	$24,464	$18,588
Gross increases - prior period tax positions	3,717	8,960	5,345
Gross decreases - prior period tax positions	(1,398)	(1,006)	(957)
Gross increases - current period tax positions	—	880	1,488
Gross unrecognized tax benefits at December 31	$35,617	$33,298	$24,464

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9 million at both December 31, 2020 and 2019.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material as of December 31, 2020, 2019 or 2018.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2020, the IRS can no longer assess tax with respect to years ended prior to 2014; however, the IRS may adjust NOLs generated in such years that were utilized in 2014. The IRS examination of the Company’s 2014 U.S. consolidated federal income tax return has been closed and the case has been submitted to the IRS Appeals Office for resolution. At issue are deductions the Company claimed as repairs expense when it implemented new tangible property regulations in such year. The Company has reached a tentative settlement with the IRS Appeals Office on these matters and anticipates signing a closing agreement during the first quarter of 2021. The Company does not anticipate any cash tax payments resulting from the settlement.

As of December 31, 2020, other than adjustments resulting from the federal and state income tax audits discussed herein, the various state and local tax jurisdictions in which the Company files tax returns can no longer assess tax with respect to years ended prior to 2016. However, such jurisdictions may adjust NOLs generated in such years that are utilized in subsequent years. The Company has received a preliminary audit determination with respect to the examination of income tax returns filed in the state of Michigan for tax years 2014 through 2018 and has requested an informal conference with the Michigan Department of Treasury Hearings Division to contest the findings of the audit. The Company does not anticipate any material adjustments upon resolution of this audit. In addition, one of the Company’s subsidiaries, Marina District Development Company, LLC, had income tax returns under examination in the state of New Jersey for tax years 2015 through 2018 which were closed during the first quarter of 2021 with no change.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2020 may decrease by up to $30 million within the next twelve months on the expectation during such period of settlements of the IRS and New Jersey examinations described above.

NOTE 11 – LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 18 for further discussion of the master lease with MGP.

Land. The Company is a lessee of land underlying MGM National Harbor and a portion of the land underlying Borgata and Beau Rivage. The Company is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2066 for Beau Rivage, through 2070 for Borgata, and through 2082 for MGM National Harbor.  Additionally, the Company has MGM Macau and MGM Cotai land concession contracts, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively. The Company’s land leases are classified as operating leases.

Bellagio real estate assets.  Pursuant to a lease agreement between a subsidiary of the Company and the Bellagio BREIT Venture, the Company leases the real estate assets of Bellagio from the Bellagio BREIT venture. The Bellagio lease has an initial term of 30 years with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for an initial annual rent for the lease year beginning November 15, 2019 and ending November 30, 2020 of $245 million with a fixed 2% escalator for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the second lease year that commenced on

December 1, 2020 increased to $250 million. The Company does not consider the renewal options reasonably certain of being exercised and, accordingly, has determined the lease term to be 30 years. In consideration of such, the Company determined that the expected lease term of 30 years to be less than 75% of the economic useful live of the real estate assets of Bellagio. Further, the Bellagio BREIT Venture provided its implicit rate to the Company, with which the Company determined that the present value of the future lease payments is less than 90% of the fair market value of the Bellagio real estate assets.  Accordingly, in consideration of these lease classification tests as well as that the lease does not transfer ownership of the assets back to the Company at the end of the lease term or grant the Company a purchase option and the real estate assets have alternative uses at the end of the lease term,  the Company classified Bellagio lease as an operating lease.

In addition, the lease obligates the Company to spend a specified percentage of net revenues at the property on capital expenditures and that the Company comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to rent for the succeeding two-year period. The Company was in compliance with its applicable covenants as of December 31, 2020.

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

In addition, the lease obligates the Company to spend a specified percentage of net revenues at the properties on capital expenditures and that the Company comply with certain financial covenants, which, if not met, will require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding one-year period. The Company was in compliance with its applicable covenants as of December 31, 2020.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$751,002	$143,954

Finance lease costs
Interest expense(2)	$(21,320)	$1,164
Amortization expense	70,476	13,341
Total finance lease costs	$49,156	$14,505
(1)

During the years ended December 31, 2020 and 2019, operating lease cost includes $331 million and $42 million related to the Bellagio lease, respectively, and $347 million and $0 million related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.

(2)

For the year ended December 31, 2020 interest expense includes the effect of COVID-19 related rent concessions received on certain finance leases, for which such effect was recognized as negative variable rent expense.

	December 31,
	2020	2019
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$8,286,694	$4,392,481
Operating lease liabilities - current, classified within "Other accrued liabilities"	$31,843	$67,473
Operating lease liabilities - long-term(2)	8,390,117	4,277,970
Total operating lease liabilities	$8,421,960	$4,345,443

Finance leases
Finance lease right-of-use assets, net, classified within "Property and equipment, net"	$200,980	$93,437
Finance lease liabilities - current, classified within "Other accrued liabilities"	$80,193	$27,975
Finance lease liabilities - long-term, classified within "Other long-term obligations"	134,287	67,182
Total finance lease liabilities	$214,480	$95,157

Weighted average remaining lease term (years)
Operating leases	30	31
Finance leases	3	4

Weighted average discount rate (%)
Operating leases	8	7
Finance leases	3	3

(1)

As of December 31, 2020 and 2019, operating lease right-of-use assets, net included $3.7 billion and $3.7 billion related to the Bellagio lease, respectively and $4.0 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

(2)

As of December 31, 2020 and 2019, operating lease liabilities – long-term included $3.8 billion and $3.7 billion related to the Bellagio lease, respectively and $4.1 billion and $0 related to the Mandalay Bay and MGM Grand lease, respectively.

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$572,186	$117,072
Operating cash outflows from finance leases	2,956	1,164
Financing cash outflows from finance leases(1)	34,494	10,311

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,120,955	$3,814,115
Finance leases	177,085	84,934

(1)	Included within “Other” within the “Cash flows from financing activities” on the accompanying consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2021	$612,823	$84,853
2022	616,235	72,524
2023	625,365	63,717
2024	635,755	1,033
2025	644,804	517
Thereafter	19,801,073	—
Total future minimum lease payments	22,936,055	222,644
Less: Amount of lease payments representing interest	(14,514,095)	(8,164)
Present value of future minimum lease payments	8,421,960	214,480
Less: Current portion	(31,843)	(80,193)
Long-term portion of lease liabilities	$8,390,117	$134,287

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

In connection with the mediation of these matters, the Company and law firms representing plaintiffs in the majority of pending matters and purporting to represent substantially all claimants known to the Company (collectively, the “Claimants”) entered into a settlement agreement (the “Settlement Agreement”) whereby the Company and its insurance carriers deposited funds into a settlement fund covering participating claimants. Claimants had to elect whether to participate in the settlement.  Substantially all claimants did elect to participate in the settlement, and that election is final. The Nevada court issued an order of good faith settlement determination with respect to the Settlement Agreement on September 30, 2020. The deadline for appeals to that decision was October 30, 2020. No such appeals were filed. That determination was the last step, prior to funding, in the settlement process. As a result, the Company and its insurance carriers deposited $800 million during November 2020 into a settlement fund covering the participating claimants, which the Company had accrued, and of which $751 million was funded by the Company’s insurers, which had been recorded as an insurance receivable, and $49 million was funded by the Company, reflected within “Corporate expense” on the consolidated statements of operations for the year ended December 31, 2020. As a result of the foregoing, the Participating Claimants lawsuits were dismissed with prejudice.

While the Company intends for substantially all claimants to be covered by the Settlement Agreement, certain lawsuits were not resolved by the settlement. Following the mediation, a few additional lawsuits related to non-physical injury claims were filed against the Company and/or certain of its subsidiaries which are not included in the Settlement Agreement. The Company will continue to investigate the factual and legal defenses to any remaining claims, and evaluate these matters based on subsequent events, new information and future circumstances but the Company does not believe any remaining claims would be considered material. The Company intends to defend against any such lawsuits and believes it ultimately should prevail, but litigation of this type is inherently unpredictable. The foregoing determination was made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its affiliates. The Company’s general liability insurance coverage provides, as part of the contractual “duty to defend,” payment of legal fees and associated costs incurred to defend covered lawsuits that are filed arising from the October 1, 2017 shooting in Las Vegas. Payment of such fees and costs is in addition to (and not limited by) the limits of the insurance policies and does not erode the total liability coverage available.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At December 31, 2020, $26 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at December 31, 2020. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China bank guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee in an amount of approximately $103 million (when giving effect to foreign currency exchange rate fluctuations) to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon the expiration of the gaming subconcession in June 2022.

Bellagio BREIT Venture shortfall guarantee. The Company provides a shortfall guarantee of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture, which matures in 2029. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Bellagio owned by Bellagio BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

MGP BREIT Venture shortfall guarantee. The Company provides a shortfall guarantee of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of MGP BREIT Venture, which has an initial term of twelve years, maturing in 2032, with an anticipated repayment date of March 2030. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Mandalay Bay and MGM Grand Las Vegas, owned by MGP BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

MGP BREIT Venture bad acts guarantee. The Operating Partnership provides a guarantee for the losses incurred by the lenders of the indebtedness of the MGP BREIT Venture arising out of certain bad acts by the Operating Partnership, its venture partner, or the venture, such as fraud or willful misconduct, based on the party’s percentage ownership of the MGP BREIT Venture. This guarantee is capped at 10% of the principal amount outstanding at the time of the loss. The Operating Partnership and its venture partner have separately indemnified each other for the other party’s share of the overall liability exposure, if at fault. The guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2018	$(11,450)	$6,668	$1,172	$(3,610)
Other comprehensive income (loss) before reclassifications	(13,022)	4,706	—	(8,316)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(1,130)	—	(1,130)
Other comprehensive income (loss), net of tax	(13,022)	3,576	—	(9,446)
Other comprehensive (income) loss attributable to noncontrolling interest	5,600	(1,100)	—	4,500
Balances, December 31, 2018	(18,872)	9,144	1,172	(8,556)
Other comprehensive income (loss) before reclassifications	28,870	(28,783)	—	87
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive loss related to de-designation of interest rate swaps to "Other, net"	—	4,877	—	4,877
Other comprehensive income (loss), net of tax	28,870	(29,505)	—	(635)
Other changes in accumulated other comprehensive loss:
Empire City MGP transaction	—	—	195	195
MGP Class A share issuances	—	—	1,512	1,512
Park MGM Transaction	—	—	16	16
Northfield OpCo transaction	—	—	(2)	(2)
Other	—	—	481	481
Changes in accumulated other comprehensive loss	28,870	(29,505)	2,202	1,567
Other comprehensive (income) loss attributable to noncontrolling interest	(12,745)	9,532	—	(3,213)
Balances, December 31, 2019	(2,747)	(10,829)	3,374	(10,202)
Other comprehensive income (loss) before reclassifications	27,762	(94,740)	—	(66,978)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive loss to "Other, net"	—	(2,547)	—	(2,547)
Other comprehensive income (loss), net of tax	27,762	(79,365)	—	(51,603)
Other changes in accumulated other comprehensive loss
MGP Class A share issuances	—	—	646	646
MGP BREIT Venture Transaction	—	—	(59)	(59)
Redemption of Operating Partnership units	—	—	8,773	8,773
Other	—	—	(1,018)	(1,018)
Changes in accumulated other comprehensive loss	27,762	(79,365)	8,342	(43,261)
Other comprehensive (income) loss attributable to noncontrolling interest	(12,051)	34,837	—	22,786
Balances, December 31, 2020	$12,964	$(55,357)	$11,716	$(30,677)

At December 31, 2020, the estimated amount currently recorded in accumulated other comprehensive loss that will be recognized in earnings over the next 12 months is not material.

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(1,032,724)	$2,049,146	$466,772
Transfers from/(to) noncontrolling interest:
MGP Class A share issuances	64,834	151,976	—
MGP BREIT Venture Transaction	(6,562)	—	—
Redemption of Operating Partnership units	92,632	—	—
Empire City MGP transaction	—	(18,718)	—
Park MGM Transaction	—	(1,968)	—
Northfield OpCo transaction	—	21,679	—
Other	(1,759)	(935)	(5,667)
Net transfers from/(to) noncontrolling interest	149,145	152,034	(5,667)
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$(883,579)	$2,201,180	$461,105

Noncontrolling interest ownership transactions

Empire City MGP transaction. As further discussed in Note 18, on January 29, 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration that included the issuance of approximately 13 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the Empire City MGP transaction, the Company indirectly owned 74.6% of the partnership units in the Operating Partnership.

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

Park MGM Transaction. As further discussed in Note 18, on March 7, 2019, the Company entered into an amendment to the MGP master lease with respect to improvements made by the Company related to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”) for which consideration included the issuance of approximately 1 million Operating Partnership units to a subsidiary of the Company. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.8% of the partnership units in the Operating Partnership.

Northfield OpCo transaction. As further discussed in Note 18, in April 2019, the Company acquired the membership interests of Northfield Park Associates, LLC (“Northfield OpCo”) from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the year ended December 31, 2019, MGP issued approximately 5 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued 5 million Operating Partnership units to MGP during the year ended December 31, 2019. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the collective issuances, the Company indirectly owned 67.6% of the partnership units in the Operating Partnership.

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

Redemption of Operating Partnership units. On May 18, 2020, the Operating Partnership redeemed approximately 30 million Operating Partnership units from the Company for $700 million pursuant to the waiver agreement discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption, the Company indirectly owned 56.7% of the partnership units in the Operating Partnership. Further, on December 2, 2020, the Operating Partnership redeemed approximately 24 million Operating Partnership units from the Company for $700 million pursuant to the waiver agreement discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption and as of December 31, 2020, the Company indirectly owned 53.0% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On February 10, 2021 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on March 15, 2021 to holders of record on March 10, 2021.

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

During the year ended December 31, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired. The remaining availability under the $2.0 billion stock repurchase program was approximately $4 million as of December 31, 2020 and the remaining availability under the $3.0 billion stock repurchase program was $3.0 billion as of December 31, 2020.

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

As of December 31, 2020, the Company had an aggregate of approximately 20 million shares of common stock available for grant as share-based awards under the Omnibus Plan. Additionally, as of December 31, 2020, the Company had approximately 3 million aggregate SARs outstanding and approximately 7 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

As of December 31, 2020, there was a total of $76 million of unamortized compensation related to SARs, RSUs, and PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of share-based awards to each subsidiary’s eligible recipients.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2020	2019	2018
Compensation cost:	(In thousands)
Omnibus Plan	$93,096	$76,995	$57,735
MGM Growth Properties Omnibus Incentive Plan	2,854	2,277	2,092
MGM China Share Option Plan	11,006	9,566	10,369
Total compensation cost	106,956	88,838	70,196
Less: Reimbursed costs and capitalized cost	(2,118)	(3,487)	(1,710)
Compensation cost after reimbursed costs and capitalized cost	104,838	85,351	68,486
Less: Related tax benefit	(20,605)	(16,752)	(13,218)
Compensation cost, net of tax benefit	$84,233	$68,599	$55,268

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund(1)	Plan Number	2019	2018	Status (3)	2020	2019	2018	Imposed	Agreements
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$24,610	$52,218	$47,825	No	3/31/2021(5); 5/31/2023(5); 5/31/2024(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)(6)	82-0994119/001	Red	Red	Yes	$5,151	$10,151	$9,794	Yes	5/31/2022

(1)

The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2019 and 2018 for both the Southern Nevada Culinary and Bartenders Pension Plan and UHF. At the date the financial statements were issued, Form 5500 was not available for the plan year 2020.

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

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $138 million, $206 million, and $191 million to the Health Fund in the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$—	$220,294	$—
Gain on sale of Grand Victoria	—	—	(44,703)
Other property transactions, net	93,567	55,508	53,850
	$93,567	$275,802	$9,147

Circus Circus Las Vegas and adjacent land. In December 2019, the Company completed the previously announced sale of Circus Circus Las Vegas and the adjacent land for $825 million, which consisted of $662.5 million paid in cash and a secured note due 2024 with a face value of $162.5 million and fair value of $133.7 million. The note has a stated interest rate of 3% for the first two years, 4% for following two years, and 4.5% for the fifth year and is secured by the borrower with the land adjacent to Circus Circus Las Vegas as collateral with an effective interest rate of 7.31%. The interest on the note, which is comprised of the stated interest and the discount on the note, will amortize into interest income using the effective interest method over the length of the agreement. The carrying value of the note receivable was $144 million and $134 million as of December 31, 2020 and 2019, respectively, and was recorded within “Other assets, net” in the consolidated balance sheets.

During the third quarter of 2019, the Company recorded a non-cash impairment charge of $219 million, which reflects the amount by which the assets’ carrying value exceeds the assets’ fair value (expected selling price). We further recognized a loss of $2 million during the fourth quarter of 2019 primarily relating to selling costs. The assets and liabilities of Circus Circus Las Vegas and the adjacent land sold of $810 million and $14 million, respectively, primarily consisted of property and equipment, net of $785 million. Circus Circus Las Vegas is not classified as discontinued operations for the year ended December 31, 2019 because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

Grand Victoria investment sale. See Note 6 for additional information related to the sale of Grand Victoria investment in 2018.

Other. Other property transactions, net in 2020 includes other-than-temporary impairment charges of $64 million related to an investment in an unconsolidated affiliate, as discussed in Note 6, as well as miscellaneous asset disposals and write-downs, including a loss of $17 million related to production show costs. Other property transactions, net for 2019 and 2018 includes miscellaneous asset disposals and demolition costs in the periods presented in the above table, including, a loss of $24 million related to MGM Cotai production show costs and a loss of $20 million related to the rebranding of the Monte Carlo Resort and Casino to Park MGM and NoMad Las Vegas in 2018.

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

The following tables present the Company’s segment information:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$728,254	$1,296,170	$1,407,733
Rooms	662,813	1,863,521	1,776,029
Food and beverage	471,529	1,517,745	1,402,378
Entertainment, retail and other	383,189	1,153,615	1,130,532
	2,245,785	5,831,051	5,716,672
Regional Operations
Casino	1,569,193	2,537,780	2,026,925
Rooms	130,945	316,753	318,017
Food and beverage	184,153	494,243	428,934
Entertainment, retail and other	82,880	201,008	160,645
	1,967,171	3,549,784	2,934,521
MGM China
Casino	565,671	2,609,806	2,195,144
Rooms	36,624	142,306	118,527
Food and beverage	40,284	127,152	114,862
Entertainment, retail and other	14,124	26,158	21,424
	656,703	2,905,422	2,449,957
Reportable segment net revenues	4,869,659	12,286,257	11,101,150
Corporate and other	292,423	613,415	661,946
	$5,162,082	$12,899,672	$11,763,096
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$232,188	$1,643,122	$1,706,315
Regional Operations	343,990	969,866	781,854
MGM China	(193,832)	734,729	574,333
Reportable segment Adjusted Property EBITDAR	382,346	3,347,717	3,062,502

Other operating income (expense)
Corporate and other, net	(530,843)	(331,621)	(224,800)
Preopening and start-up expenses	(84)	(7,175)	(151,392)
Property transactions, net	(93,567)	(275,802)	(9,147)
Gain on REIT transactions, net	1,491,945	2,677,996	—
Depreciation and amortization	(1,210,556)	(1,304,649)	(1,178,044)
CEO transition expense	(44,401)	—	—
October 1 litigation settlement	(49,000)	—	—
Restructuring	(26,025)	(92,139)	—
Triple-net operating lease and ground lease rent expense	(710,683)	(74,656)	(29,633)
Income from unconsolidated affiliates related to real estate ventures	148,434	544	—
Operating income (loss)	(642,434)	3,940,215	1,469,486
Non-operating income (expense)
Interest expense, net of amounts capitalized	(676,380)	(847,932)	(769,513)
Non-operating items from unconsolidated affiliates	(103,304)	(62,296)	(47,827)
Other, net	(89,361)	(183,262)	(18,140)
	(869,045)	(1,093,490)	(835,480)
Income (loss) before income taxes	(1,511,479)	2,846,725	634,006
Benefit (provision) for income taxes	191,572	(632,345)	(50,112)
Net income (loss)	(1,319,907)	2,214,380	583,894
Less: Net (income) loss attributable to noncontrolling interests	287,183	(165,234)	(117,122)
Net income (loss) attributable to MGM Resorts International	$(1,032,724)	$2,049,146	$466,772

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$87,511	$285,863	$501,044
Regional Operations	41,456	187,489	72,865
MGM China	108,352	145,634	390,212
Reportable segment capital expenditures	237,319	618,986	964,121
Corporate and other	33,260	120,020	537,347
Eliminated in consolidation	—	—	(14,625)
	$270,579	$739,006	$1,486,843

Total assets are not allocated to segments for internal reporting presentations or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net, operating and finance lease right-of-use assets, net, goodwill, and other intangible assets, net, presented by geographic region in which the Company holds assets are presented below:

	December 31,
	2020	2019	2018
Long-lived assets:	(In thousands)
United States	$21,035,992	$20,582,055	$18,228,939
China and all other foreign countries	7,617,819	8,007,449	8,266,804
	$28,653,811	$28,589,504	$26,495,743

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara. The Company earned fees of $16 million, $48 million and $47 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $212 million, $420 million and $409 million, respectively, of costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs. As of December 31, 2020 and 2019, CityCenter owed the Company $39 million and $66 million, respectively, for management services and reimbursable costs recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is the Co-Chairperson of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services and property cleaning services to MGM China. In addition, MGM China leases transportation equipment and office space from Shun Tak. MGM China incurred expenses relating to Shun Tak of $7 million, $16 million and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, Ms. Ho holds managing director positions with other companies that provide advertising services to MGM China, which totaled $1 million and $6 million for the years ended December 31, 2020 and 2019.

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho. As part of the consideration for the purchase, the Company agreed to pay GPM or its nominee a deferred cash payment of $50 million, which will be paid in amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction if any portion of the deferred cash payment remains unpaid at that time. Such amount was paid to Expert Angles Limited, an entity controlled by Ms. Ho through November 2018 and subsequently controlled by an immediate family member of Ms. Ho. As of December 31, 2020 and 2019, the Company recorded a remaining liability on a discounted basis of $33 million in “Other accrued liabilities” and $34 million in “Other long-term obligations,” respectively, in the accompanying consolidated balance sheets.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $5 million, $20 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

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

Rent under the MGP master lease consists of a “base rent” component and a “percentage rent” component. As of December 31, 2020, the base rent represents approximately 91% of the rent payments due and the percentage rent represents approximately 9% of the rent payments due under the MGP master lease. The MGP master lease also provides for fixed annual escalators of 2% on the base rent through the sixth lease year and the possibility for additional 2% increases thereafter subject to the Company meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period calculated in accordance with the terms under the master lease. The MGP master lease also contains customary events of default and financial covenants; provided that the tenant will not be in default of the financial covenants in the event there is an unavoidable delay (as such term is defined in the lease). The Company was in compliance with all applicable covenants as of December 31, 2020.

Subsequent to the Company completing its acquisition of Empire City in January 2019, MGP acquired the developed real property associated with Empire City from the Company for consideration of approximately $634 million, which included the assumption of debt of approximately $246 million, which was immediately repaid, and the remainder in issuance of Operating Partnership units. The real estate assets of Empire City were then leased to the Company pursuant to an amendment to the MGP master lease, increasing the annual rent payment to MGP by $50 million, prorated for the remainder of the lease year. Consistent with the MGP master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022. As disclosed above, the master lease provides MGP with a right of first offer with respect to certain undeveloped land adjacent to the property to the extent the Company develops additional gaming facilities, which MGP may exercise should the Company elect to sell this property in the future.

On March 7, 2019, the Company entered into an amendment to the existing MGP master lease with respect to the Park MGM Transaction. In connection with the transaction, the Company received consideration of $638 million, of which approximately $606 million was paid in cash and the remainder in issuance of Operating Partnership units. Additionally, the annual rent payment to MGP was increased by $50 million, prorated for the remainder of the lease year. Consistent with the master lease terms, 90% of this rent will be fixed and contractually grow at 2% per year until 2022.

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

The annual cash rent payments under the MGP master lease for the fifth lease year, which commenced on April 1, 2020, increased to $828 million from $813 million, as a result of the fourth 2.0% fixed annual rent escalator that went into effect on April 1, 2020.

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

MGP BREIT Venture

MGP has a 50.1% ownership interest in the MGP BREIT Venture, which owns the real estate assets of Mandalay Bay and MGM Grand Las Vegas and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 11 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Expected	Write-offs,
	Beginning of	Credit	Net of	Balance at
	Period	Losses	Recoveries	End of Period
Loss reserve:
Year Ended December 31, 2020	$94,561	$71,422	$(39,394)	$126,589
Year Ended December 31, 2019	90,775	39,270	(35,484)	94,561
Year Ended December 31, 2018	92,571	39,762	(41,558)	90,775

	Balance at
	Beginning of			Balance at
	Period	Increase	Decrease	End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2020	$2,574,056	$301,539	$—	$2,875,595
Year Ended December 31, 2019	2,477,703	96,353	—	2,574,056
Year Ended December 31, 2018	2,513,738	—	(36,035)	2,477,703

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its evaluation as of December 31, 2020, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2020 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2020:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans
(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	9,227	$23.87	19,573
Equity compensation plans not approved by security holders	—	—	—

(1)

As of December 31, 2020, we had 4.7 million restricted stock units and 2.0 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

Years Ended December 31, 2020, 2019 and 2018
Schedule II — Valuation and Qualifying Accounts	103

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

2.2

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

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3.2	Amended and Restated Bylaws of the Company, effective January 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021).
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

4.1(10)

Eighth Supplemental Indenture, dated May 4, 2020, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 6.750% senior notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2020).

4.1(11)

Ninth Supplemental Indenture, dated October 13, 2020, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 4.750% senior notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

4.1(12)

Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(13)

Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2016).

4.1(14)

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

4.1(15)

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

4.1(18)

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

4.1(19)

Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP, MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the  Company’s Quarterly Report on Form 10-Q filed on May 7, 2019).

4.1(20)

Indenture governing the 5.375% senior notes due 2024, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(21)

Indenture governing the 5.875% senior notes due 2026, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(22)

Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on June 5, 2020).

4.1(23)

Indenture governing the 5.25% senior notes due 2025, dated as of June 18. 2020, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on June 22, 2020).

4.1(24)

Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on November 20, 2020).

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

10.1(2)

First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on October 26, 2016).

10.1(3)

Second Amendment to Credit Agreement, dated May 1, 2017, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on May 1, 2017).

10.1(4)

Third Amendment to Credit Agreement, dated March 23, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on March 26, 2018).

10.1(5)

Fourth Amendment to Credit Agreement, dated June 14, 2018, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on June 18, 2018).

10.1(6)

Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of MGM Growth Properties LLC Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.1(7)

Credit Agreement, dated as of February 14, 2020, among MGM Resorts International, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.1(8)

First Amendment to Credit Agreement, dated as of April 29, 2020, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(9)

Revolving Credit Facility Agreement, dated August 12, 2019 (the “2019 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(10)

Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.1(11)

Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(12)

Revolving Credit Facility Agreement, dated May 26, 2020 (the “2020” Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

10.1(13)	Increase Confirmation to 2020 Revolving Credit Facility dated as of June 29, 2020 between the Increase Lender and the Facility Agent.
10.1(14)	Amendment Letter to the 2019 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.
10.1(15)	Amendment Letter to the 2020 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.1(16)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(17)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
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

10.4(8)

Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.4(9)

Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.4(10)

Tax Protection Agreement, by and among Bellagio, LLC, BCORE Paradise Parent LLC and BCORE Paradise JV LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.4(11)

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

*10.5(11)

Employment Agreement, effective as of March 25, 2019, between the Company and Atif Rafiq (incorporated by reference to Exhibit 10.5(14) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(12)

Employment Agreement, effective as of April 1, 2020, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

*10.5(13)

Employment Agreement, effective as of April 1, 2020, by and between the Company and John McManus (incorporated by reference to Exhibit 10.3 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

*10.5(14)

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

*10.5(20)	Form of RSU Agreement (Hornbuckle) (incorporated by reference to Exhibit 10.5 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on March 31, 2020).
*10.5(21)	Form of RSU Agreement (Equity Election Program) (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
*10.5(22)	Form of RSU Agreement (Director Equity Election Program) (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
*10.5(23)

Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 through March 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014).

*10.5(24)

Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(25)

Form of Bonus Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2016 and thereafter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

*10.5(26)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(27)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).
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

*10.5(31)	Retirement Policy for Senior Officers, adopted January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2017).
*10.5(32)

Amended and Restated Retirement Policy for Senior Officers, dated October 7, 2019 (incorporated by reference to Exhibit 10.5(31) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(33)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(34)	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(35)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(36)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(37)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(38)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2017).
*10.5(39)	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.5(40) to the Company’s Annual Report on Form 10 K filed on March 1, 2018).
*10.5(40)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.5(41)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) to the Company’s Annual Report on Form 10‑K filed on March 1, 2018).
*10.5(42)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(43)

Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(42) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(44)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5(43) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(45)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(46)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(47)

Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(46) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(48)

CEO Transition Agreement, between MGM Resorts International and James J. Murren, dated February 11, 2020 (incorporated by reference to Exhibit 10.1 of MGM Resort International’s Current Report on Form 8-K filed with the Commission on February 14, 2020).

21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International

By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2021
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2021
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Todd R. Meinert
/s/ Paul Salem	Chairman of the Board	February 26, 2021
Paul Salem
/s/ Mary Chris Jammet	Director	February 26, 2021
Mary Chris Jammet
/s/ Barry Diller	Director	February 26, 2021
Barry Diller
/s/ William W. Grounds	Director	February 26, 2021
William W. Grounds
/s/ Alexis M. Herman	Director	February 26, 2021
Alexis M. Herman
/s/ Roland Hernandez	Director	February 26, 2021
Roland Hernandez

Signature	Title	Date
/s/ John B. Kilroy, Jr.	Director	February 26, 2021
John B. Kilroy, Jr.
/s/ Joey Levin	Director	February 26, 2021
Joey Levin
/s/ Rose McKinney-James	Director	February 26, 2021
Rose McKinney-James
/s/ Keith A. Meister	Director	February 26, 2021
Keith A. Meister
/s/ Gregory M. Spierkel	Director	February 26, 2021
Gregory M. Spierkel
/s/ Jan Swartz	Director	February 26, 2021
Jan Swartz
/s/ Daniel J. Taylor	Director	February 26, 2021
Daniel J. Taylor