Form 10-Q
period 2021-03-31
MGM Resorts International
filed 2021-05-03
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2021
Common Stock, $0.01 par value	490,535,706 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$6,171,512	$5,101,637
Accounts receivable, net	360,188	316,502
Inventories	82,346	88,323
Income tax receivable	242,177	243,415
Prepaid expenses and other	227,644	200,782
Total current assets	7,083,867	5,950,659

Property and equipment, net	14,454,032	14,632,091

Other assets
Investments in and advances to unconsolidated affiliates	1,439,454	1,447,043
Goodwill	2,087,458	2,091,278
Other intangible assets, net	3,586,603	3,643,748
Operating lease right-of-use assets, net	8,240,897	8,286,694
Other long-term assets, net	438,456	443,421
Total other assets	15,792,868	15,912,184
	$37,330,767	$36,494,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$160,894	$142,523
Construction payable	24,395	30,149
Accrued interest on long-term debt	175,256	138,832
Other accrued liabilities	1,474,841	1,545,079
Total current liabilities	1,835,386	1,856,583

Deferred income taxes, net	2,154,832	2,153,016
Long-term debt, net	13,245,448	12,376,684
Operating lease liabilities	8,392,216	8,390,117
Other long-term obligations	399,357	472,084
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	71,009	66,542
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 491,873,793 and 494,317,865 shares	4,919	4,943
Capital in excess of par value	3,569,186	3,439,453
Retained earnings	2,757,941	3,091,007
Accumulated other comprehensive loss	(25,218)	(30,677)
Total MGM Resorts International stockholders' equity	6,306,828	6,504,726
Noncontrolling interests	4,925,691	4,675,182
Total stockholders' equity	11,232,519	11,179,908
	$37,330,767	$36,494,934

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Casino	$1,098,633	$1,054,026
Rooms	198,419	433,951
Food and beverage	157,412	396,709
Entertainment, retail and other	135,222	269,945
Reimbursed costs	58,061	98,186
	1,647,747	2,252,817
Expenses
Casino	551,905	628,670
Rooms	104,213	172,609
Food and beverage	135,227	339,636
Entertainment, retail and other	78,381	199,063
Reimbursed costs	58,061	98,186
General and administrative	546,407	574,306
Corporate expense	78,037	143,808
Preopening and start-up expenses	5	122
Property transactions, net	26,071	54,975
Gain on REIT transactions, net	—	(1,491,945)
Depreciation and amortization	290,551	318,290
	1,868,858	1,037,720
Income (loss) from unconsolidated affiliates	(25,579)	35,748
Operating income (loss)	(246,690)	1,250,845
Non-operating income (expense)
Interest expense, net of amounts capitalized	(195,295)	(157,137)
Non-operating items from unconsolidated affiliates	(20,836)	(32,621)
Other, net	32,185	(124,264)
	(183,946)	(314,022)
Income (loss) before income taxes	(430,636)	936,823
Benefit (provision) for income taxes	94,698	(262,304)
Net income (loss)	(335,938)	674,519
Less: Net loss attributable to noncontrolling interests	4,109	132,350
Net income (loss) attributable to MGM Resorts International	$(331,829)	$806,869
Earnings (loss) per share
Basic	$(0.69)	$1.64
Diluted	$(0.69)	$1.64
Weighted average common shares outstanding
Basic	494,864	495,415
Diluted	494,864	496,984

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(335,938)	$674,519
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,022)	28,336
Unrealized gain (loss) on cash flow hedges	15,298	(83,086)
Other comprehensive income (loss)	2,276	(54,750)
Comprehensive income (loss)	(333,662)	619,769
Less: Comprehensive loss attributable to noncontrolling interests	1,579	157,352
Comprehensive income (loss) attributable to MGM Resorts International	$(332,083)	$777,121

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(335,938)	$674,519
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	290,551	318,290
Amortization of debt discounts, premiums and issuance costs	9,734	7,935
Loss on early retirement of debt	—	126,743
Provision for credit losses	2,127	21,980
Stock-based compensation	16,549	36,898
Property transactions, net	26,071	54,975
Gain on REIT transaction, net	—	(1,491,945)
Noncash lease expense	44,467	51,096
Loss (income) from unconsolidated affiliates	46,415	(3,127)
Distributions from unconsolidated affiliates	16,294	13,886
Deferred income taxes	(80,293)	277,221
Change in operating assets and liabilities:
Accounts receivable	(45,970)	136,225
Inventories	5,911	(3,322)
Income taxes receivable and payable, net	1,238	(17,295)
Prepaid expenses and other	(27,258)	(40,111)
Accounts payable and accrued liabilities	(23,763)	(577,936)
Other	(33,745)	(8,969)
Net cash used in operating activities	(87,610)	(422,937)
Cash flows from investing activities
Capital expenditures, net of construction payable	(78,914)	(73,110)
Dispositions of property and equipment	505	175
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	—	2,455,839
Investments in unconsolidated affiliates	(76,845)	(20,649)
Distributions from unconsolidated affiliates	—	426
Other	342	—
Net cash provided by (used in) investing activities	(154,912)	2,362,681
Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	125,902	1,289,434
Issuance of long-term debt	749,775	—
Retirement of senior notes	—	(846,724)
Debt issuance costs	(9,212)	(9,339)
Proceeds from issuance of bridge loan facility	—	1,304,625
Issuance of MGM Growth Properties Class A shares, net	676,034	524,616
Dividends paid to common shareholders	(1,237)	(73,904)
Distributions to noncontrolling interest owners	(76,390)	(72,653)
Purchases of common stock	(119,269)	(353,720)
Other	(32,104)	(17,582)
Net cash provided by financing activities	1,313,499	1,744,753
Effect of exchange rate on cash	(1,102)	2,316
Cash and cash equivalents
Net increase for the period	1,069,875	3,686,813
Balance, beginning of period	5,101,637	2,329,604
Balance, end of period	$6,171,512	$6,016,417
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$146,631	$162,002
Federal, state and foreign income taxes paid (refunds received), net	(2,401)	2,439
Non-cash investing and financing activities
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	—	1,304,625

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net loss	—	—	—	(331,829)	—	(331,829)	(6,254)	(338,083)
Currency translation adjustment	—	—	—	—	(7,353)	(7,353)	(5,669)	(13,022)
Cash flow hedges	—	—	—	—	7,099	7,099	8,199	15,298
Stock-based compensation	—	—	15,503	—	—	15,503	1,046	16,549
Issuance of common stock pursuant to stock-based compensation awards	706	7	(9,351)	—	—	(9,344)	—	(9,344)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,112)	(3,112)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,237)	—	(1,237)	—	(1,237)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(75,895)	(75,895)
Repurchases of common stock	(3,150)	(31)	(119,238)	—	—	(119,269)	—	(119,269)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(9,428)	—	—	(9,428)	—	(9,428)
MGP Class A share issuance	—	—	83,142	—	2,868	86,010	561,744	647,754
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(2,227)	—	(2,482)	(4,709)	(2,063)	(6,772)
Balances, March 31, 2021	491,874	$4,919	$3,569,186	$2,757,941	$(25,218)	$6,306,828	$4,925,691	$11,232,519

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net income (loss)	—	—	—	806,869	—	806,869	(134,218)	672,651
Currency translation adjustment	—	—	—	—	15,807	15,807	12,529	28,336
Cash flow hedges	—	—	—	—	(45,555)	(45,555)	(37,531)	(83,086)
Stock-based compensation	—	—	35,626	—	—	35,626	1,272	36,898
Issuance of common stock pursuant to stock-based compensation awards	868	10	(6,436)	—	—	(6,426)	—	(6,426)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(7,962)	(7,962)
Dividends declared and paid to common shareholders ($0.15 per share)	—	—	—	(73,904)	—	(73,904)	—	(73,904)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(62,389)	(62,389)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	8,070	—	—	8,070	—	8,070
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Other	—	—	(121)	—	(411)	(532)	(272)	(804)
Balances, March 31, 2020	493,155	$4,932	$3,274,454	$4,934,302	$(39,774)	$8,173,914	$5,158,087	$13,332,001

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

As of March 31, 2021, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. As of March 31, 2021, the Company owned 42.1% of the Operating Partnership units, and MGP held the remaining 57.9% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. Pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”), the Company leases the real estate assets of Bellagio. Additionally, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”), the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 6 for further discussion of the leases.

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

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations and cash flows in 2021 and potentially thereafter. In March 2020, all of the Company’s domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties that were temporarily closed re-opened to the public, but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for the Company’s properties or portions thereof into the first quarter of 2021. Upon re-opening of the properties, the Company implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing. In the latter part of the first quarter of 2021, certain jurisdictions have loosened prior operating restrictions, including increased capacity limits applicable to restaurants and conventions as well as allowing limited entertainment events to resume, subject to continued COVID-19 safety measures.

Although we are continuing to see reduced operating restrictions at our properties, such properties may be subject to temporary, complete, or partial shutdowns in the future. At this time, the Company cannot predict whether the jurisdictions in which its properties are located, states or federal governments will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders. While business volumes have improved since operating restrictions loosened in the first quarter of 2021, our properties continued to generate revenues that are significantly lower than historical results.

The Company has seen and continues to expect to see weakened demand at its properties relative to pre-pandemic business volumes as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, the Company is unable to determine when its properties will return to pre-pandemic demand or pricing.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to the Company’s Macau properties.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2020 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2021, on a consolidated basis MGP had total assets of $10.1 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $60 million as of March 31, 2021. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of March 31, 2021, as further discussed in Note 7.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method, such as the Company’s investments in CityCenter, MGP BREIT Venture, and BetMGM, which do not qualify for consolidation as the Company has joint control, given the entities are structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entities, as defined in ASC 810.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 4; and
•	Level 2 inputs when measuring the Operating Partnership’s fair value of its interest rate swaps. See Note 4.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2021	2020	2021	2020	2021	2020
	(in thousands)
Balance at January 1	$212,671	$314,570	$139,756	$126,966	$382,287	$481,095
Balance at March 31	170,040	301,333	133,047	128,650	407,372	371,479
Increase / (decrease)	$(42,631)	$(13,237)	$(6,709)	$1,684	$25,085	$(109,616)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10.

Leases. Refer to Note 6 for discussion of leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three months ended March 31, 2021 and 2020 lease revenues from third-party tenants include $4 million and $10 million recorded within food and beverage revenue, respectively, and $16 million and $19 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$432,781	$441,893
MGP BREIT Venture (50.1% owned by the Operating Partnership)	820,390	810,066
BetMGM (50%)	43,054	27,310
Other	143,229	167,774
	$1,439,454	$1,447,043

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Income (loss) from unconsolidated affiliates	$(25,579)	$35,748
Non-operating items from unconsolidated affiliates	(20,836)	(32,621)
	$(46,415)	$3,127

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
CityCenter	$(2,831)	$20,666
MGP BREIT Venture	38,962	19,950
BetMGM	(59,236)	(10,677)
Other	(2,474)	5,809
	$(25,579)	$35,748

MGP BREIT Venture distributions. For the three months ended March 31, 2021 and 2020, the Operating Partnership received $15 million and $12 million in distributions from MGP BREIT Venture, respectively.

BetMGM contributions. For the three months ended March 31, 2021 and 2020, the Company contributed $75 million and $20 million to BetMGM, respectively.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Operating Partnership senior credit facility	$500	$10,000
MGM China first revolving credit facility	902,923	770,034
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	800,000	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	—
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	750,000	750,000
7% debentures, due 2036	552	552
	13,353,975	12,480,586
Less: Premiums, discounts, and unamortized debt issuance costs, net	(108,527)	(103,902)
	$13,245,448	$12,376,684

Debt due within one year of the March 31, 2021 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving credit facilities.

Senior credit facility. At March 31, 2021, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At March 31, 2021, no amounts were drawn on the revolving credit facility.

In February 2021, the Company amended its credit facility to extend the covenant relief period provided under the previous amendment related to its financial maintenance covenants through the earlier of (x) the day immediately following the date the Company delivers to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2022 and (y) the date the Company delivers to the administrative agent an irrevocable notice terminating the covenant relief period, and to adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. In addition, in connection with the February 2021 amendment, the Company agreed to an increase of the liquidity test such that the Company’s borrower group (as defined in the credit agreement) is required to maintain a minimum liquidity level of not less than $1.0 billion (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at March 31, 2021.

Operating Partnership senior credit facility and bridge facility. At March 31, 2021, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At March 31, 2021, $1 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 4.00%. The Operating Partnership was in compliance with its revolving credit facility covenants at March 31, 2021.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of March 31, 2021, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.821% on total notional amount of $1.9 billion. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $29 million, with $5 million recorded as a current liability and $24 million recorded as a long-term liability, as of March 31, 2021, and $41 million, with $1 million recorded as a current liability and $40 million recorded as a long-term liability, as of December 31, 2020. The fair value of interest rate swaps not designated as cash flow hedges was $43 million, with $24 million recorded as a current liability and $19 million recorded as a long-term liability, as of March 31, 2021, and $78 million, with $31 million recorded as a current liability and $47 million recorded as a long-term liability, as of December 31, 2020. Interest rate swaps in a current liability position are recorded within “Other accrued expenses” and those in a long-term liability position are recorded within “Other long-term liabilities” on the consolidated balance sheets.

MGM China first revolving credit facility. At March 31, 2021, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. At March 31, 2021, $903 million was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 2.88%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at March 31, 2021.

MGM China second revolving credit facility. At March 31, 2021, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At March 31, 2021, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at March 31, 2021.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $14.0 billion and $13.2 billion at March 31, 2021 and December 31, 2020, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 22.0% on loss before income taxes and a provision of 28.0% on income before income taxes for the three months ended March 31, 2021 and 2020, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company decreased its valuation allowance for its foreign tax credits (“FTCs”) by $3 million in the three months ended March 31, 2021 with a corresponding increase to benefit for income taxes. The Company's FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to assumptions used in this assessment could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

MGM Grand Paradise’s application for an extension of its annual fee arrangement with Macau covering distributions of gaming profits to be earned through June 26, 2022 is still pending. Until the extension is granted, the 12% complementary tax will accrue on distributions of gaming profits earned after March 31, 2020; however, no amounts are accrued for the three months ended March 31, 2021 since MGM Grand Paradise continues to generate losses due to the impact of COVID-19.

During the three months ended March 31, 2021 one of the Company's subsidiaries, Marina District Development Company, LLC, closed an examination in the state of New Jersey for tax years 2015 through 2018 with no change in tax due. As a result of the audit closure, the Company reversed $10 million of unrecognized tax benefits during the quarter. The Company believes it is reasonably possible that it will reverse an additional $20 million of unrecognized tax benefits within the next twelve months on the expectation during such period of a settlement with IRS Appeals for issues outstanding on the Company's 2014 U.S. consolidated federal income tax return.

NOTE 6 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 11 for further discussion of the master lease with MGP.

Bellagio real estate assets. The Bellagio lease has an initial term of 30 years that began on November 15, 2019, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for a fixed 2% escalator to rent for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. As a result of the fixed 2% escalator that went into effect on December 1, 2020 in connection with the commencement of the second lease year, annual cash rent payments increased to $250 million. The Company was in compliance with its applicable lease covenants as of March 31, 2021.

Mandalay Bay and MGM Grand Las Vegas real estate assets. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years that began on February 14, 2020, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The lease provides for a fixed 2% escalator to rent for the first fifteen years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. As a result of the fixed 2% escalator that went into effect on March 1, 2021 in connection with the commencement of the second lease year, annual cash rent payments increased to $298 million. The Company was in compliance with its applicable lease covenants as of March 31, 2021.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$198,991	$152,536

Finance lease costs
Interest expense(2)	$(656)	$(952)
Amortization expense	17,814	17,406
Total finance lease costs	$17,158	$16,454

(1)

For the three months ended March 31, 2021 and 2020, operating lease cost includes $83 million related to the Bellagio lease for each of the respective periods, and $99 million and $51 million related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.

(2)

For the three months ended March 31, 2021 and 2020, interest expense includes the effect of COVID-19 related rent concessions received on certain finance leases, for which such effect was recognized as negative variable rent expense.

	March 31,	December 31,
	2021	2020
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$8,240,897	$8,286,694
Operating lease liabilities - current, classified within "Other accrued liabilities"	$29,837	$31,843
Operating lease liabilities - long-term(2)	8,392,216	8,390,117
Total operating lease liabilities	$8,422,053	$8,421,960

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$183,155	$200,980
Finance lease liabilities - current, classified within "Other accrued liabilities"	$76,496	$80,193
Finance lease liabilities - long-term, classified within "Other long-term obligations"	116,591	134,287
Total finance lease liabilities	$193,087	$214,480

Weighted-average remaining lease term (years)
Operating leases	30	30
Finance leases	3	3

Weighted-average discount rate (%)
Operating leases	8	8
Finance leases	3	3

(1)

As of March 31, 2021 and December 31, 2020, operating lease right-of-use assets, net included $3.7 billion related to the Bellagio lease for each of the respective periods, and $4.0 billion related to the Mandalay Bay and MGM Grand lease for each of the respective periods.

(2)

As of March 31, 2021 and December 31, 2020, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods, and $4.1 billion related to the Mandalay Bay and MGM Grand lease for each of the respective periods.

	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$154,504	$122,906
Operating cash outflows from finance leases	1,456	1,722
Financing cash outflows from finance leases(1)	19,269	11,040

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$4,121,442
Finance leases	—	167,089

(1)	Included within “Other” within the “Cash flows from financing activities” on the accompanying consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31, 2021	(In thousands)
2021 (excluding the three months ended March 31, 2021)	$458,381	$62,116
2022	616,243	72,521
2023	625,359	63,714
2024	635,750	1,030
2025	644,801	515
Thereafter	19,801,045	—
Total future minimum lease payments	22,781,579	199,896
Less: Amount of lease payments representing interest	(14,359,526)	(6,809)
Present value of future minimum lease payments	8,422,053	193,087
Less: Current portion	(29,837)	(76,496)
Long-term portion of lease liabilities	$8,392,216	$116,591

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees.  The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At March 31, 2021, $30 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at March 31, 2021. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

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

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(331,829)	$806,869
Adjustment related to redeemable noncontrolling interests	(9,428)	8,070
Net income (loss) available to common stockholders – basic and diluted	$(341,257)	$814,939
Denominator:
Weighted-average common shares outstanding – basic	494,864	495,415
Potential dilution from share-based awards	—	1,569
Weighted-average common and common equivalent shares – diluted	494,864	496,984
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	8,484	3,876

NOTE 9 — STOCKHOLDERS’ EQUITY

Noncontrolling interest ownership transactions

MGP Class A share issuance – March 2021.  On March 15, 2021, MGP completed an offering of 22 million of its Class A shares, the proceeds of which were used to partially satisfy MGP’s obligations pursuant to that certain notice of redemption delivered by certain MGM subsidiaries, discussed below. Subsequent to MGP’s Class A share issuance and the redemption of Operating Partnership units, discussed below, the Company indirectly owned 42.1% of the partnership units in the Operating Partnership.

Redemption of Operating Partnership units – March 2021. In March 2021, subsidiaries of the Company delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that they held in accordance with the terms of the Operating Partnership’s partnership agreement. In accordance with the terms of such agreement, upon receipt of the notice of redemption, MGP formed a conflicts committee to determine the mix of consideration that it would provide for the Operating Partnership units. The conflicts committee determined that MGP would redeem approximately 15 million Operating Partnership units for cash (with such Operating Partnership units retired upon redemption) and would satisfy its remaining obligation under that notice covering the remaining 22 million Operating Partnership units using the proceeds, net of the underwriters’ discount, of MGP’s Class A offering, for aggregate cash proceeds received by the Company of approximately $1.2 billion. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive loss. Subsequent to the collective transactions, the Company indirectly owned 42.1% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On April 28, 2021 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on June 15, 2021 to holders of record on June 10, 2021.

MGM Resorts International stock repurchase program. In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under each stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2021, the Company repurchased approximately 3 million shares of its common stock at an average price of $37.87 per share for an aggregate amount of $119 million. Repurchased shares were retired. As a result of those repurchases, the Company completed its May 2018 $2.0 billion stock repurchase program and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.9 billion as of March 31, 2021.

Subsequent to the quarter ended March 31, 2021, the Company repurchased 1 million shares of its common stock at an average price of $39.10 per share for an aggregate amount of $56 million. Repurchased shares will be retired.

During the three months ended March 31, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, January 1, 2021	$12,964	$(55,357)	$11,716	$(30,677)
Other comprehensive income (loss) before reclassifications	(13,022)	10,680	—	(2,342)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	4,618	—	4,618
Other comprehensive income (loss), net of tax	(13,022)	15,298	—	2,276
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuance	—	—	2,868	2,868
Redemption of Operating Partnership units	—	—	5,327	5,327
Other	—	—	(2,482)	(2,482)
Changes in accumulated other comprehensive income (loss):	(13,022)	15,298	5,713	7,989
Other comprehensive loss (income) attributable to noncontrolling interest	5,669	(8,199)	—	(2,530)
Balances, March 31, 2021	$5,611	$(48,258)	$17,429	$(25,218)

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

Las Vegas Strip Resorts.  Las Vegas Strip Resorts consists of the following casino resorts: Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including The Park), Excalibur and Park MGM (including NoMad Las Vegas).

Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York; and MGM Northfield Park in Northfield Park, Ohio.

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

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$232,094	$274,673
Rooms	144,329	362,864
Food and beverage	90,419	288,763
Entertainment, retail and other	78,122	207,506
	544,964	1,133,806
Regional Operations
Casino	596,655	536,630
Rooms	40,579	55,879
Food and beverage	50,364	95,092
Entertainment, retail and other	23,753	38,059
	711,351	725,660
MGM China
Casino	261,604	240,414
Rooms	13,512	15,209
Food and beverage	16,629	12,780
Entertainment, retail and other	4,609	3,484
	296,354	271,887
Reportable segment net revenues	1,552,669	2,131,353
Corporate and other	95,078	121,464
	$1,647,747	$2,252,817
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$108,119	$267,599
Regional Operations	241,982	151,720
MGM China	4,775	(21,990)
Reportable segment Adjusted Property EBITDAR	354,876	397,329

Other operating income (expense)
Corporate and other, net	(136,991)	(102,237)
Preopening and start-up expenses	(5)	(122)
Property transactions, net	(26,071)	(54,975)
Gain on REIT transactions, net	—	1,491,945
Depreciation and amortization	(290,551)	(318,290)
CEO transition expense	—	(44,401)
Triple-net operating lease and ground lease rent expense	(189,620)	(141,918)
Income from unconsolidated affiliates related to real estate ventures	41,672	23,514
Operating income (loss)	(246,690)	1,250,845
Non-operating income (expense)
Interest expense, net of amounts capitalized	(195,295)	(157,137)
Non-operating items from unconsolidated affiliates	(20,836)	(32,621)
Other, net	32,185	(124,264)
	(183,946)	(314,022)
Income (loss) before income taxes	(430,636)	936,823
Benefit (provision) for income taxes	94,698	(262,304)
Net income (loss)	(335,938)	674,519
Less: Net loss attributable to noncontrolling interests	4,109	132,350
Net income (loss) attributable to MGM Resorts International	$(331,829)	$806,869

NOTE 11 — RELATED PARTY TRANSACTIONS

MGP

As further described in Note 1, pursuant to the master lease with MGP, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Northfield Park from MGP.

The annual rent payments under the MGP master lease for the sixth lease year, which commenced on April 1, 2021, increased to $843 million from $828 million, as a result of the fifth 2.0% fixed annual rent escalator that went into effect on April 1, 2021.

In March 2021, the Company delivered a notice of redemption covering approximately 37 million Operating Partnership units that it held which was satisfied with aggregate cash proceeds of approximately $1.2 billion. Refer to Note 9 for further discussion of such redemption.

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

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2020, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

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

Financial Impact of COVID-19

The spread of coronavirus disease 2019 (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations and cash flows in 2021 and potentially thereafter. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020 all of our properties that were temporarily closed re-opened to the public, but continue to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for our properties or portions thereof into the first quarter of 2021. Upon re-opening of the properties, we implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing. In the latter part of the first quarter of 2021, certain jurisdictions have loosened prior operating restrictions, including increased capacity limits applicable to restaurants and conventions as well as allowing limited entertainment events to resume, subject to continued COVID-19 safety measures.

Although we are continuing to see reduced operating restrictions at our properties, such properties may be subject to temporary, complete, or partial shutdowns in the future due to COVID-19 related concerns. At this time, we cannot predict whether the jurisdictions in which our properties are located, states or federal governments will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders. While business volumes have improved since operating restrictions loosened in the first quarter of 2021, our properties continued to generate revenues that are significantly lower than historical results.

We have seen and continue to expect to see weakened demand at our properties relative to pre-pandemic business volumes as a result of continued domestic and international travel restrictions or warnings, restrictions on amenity use, such as gaming, restaurant and pool capacity limitations, consumer fears and reduced consumer discretionary spending, general economic uncertainty, and increased rates of unemployment. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of gaming tables allowed to operate and the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme “IVS”) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to our Macau properties.

Other Developments

In March 2021, we delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion. See Note 9 in the accompanying consolidated financial statements for information regarding this transaction, which eliminates in consolidation.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Historically, our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the three months ended March 31, 2021 and 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Financial Results

The temporary closure of our properties due to COVID-19 in the current and comparative period impacted our financial results. Dates of temporary closure are shown below:

Las Vegas Strip Resorts	Closure Date	Initial Re-opening date
Bellagio	March 17, 2020	June 4, 2020
MGM Grand Las Vegas	March 17, 2020	June 4, 2020
New York-New York	March 17, 2020	June 4, 2020
Excalibur	March 17, 2020	June 11, 2020
Luxor	March 17, 2020	June 25, 2020
Mandalay Bay(1)	March 17, 2020	July 1, 2020
The Mirage(2)	March 17, 2020	August 27, 2020
Park MGM(1)	March 17, 2020	September 30, 2020
Regional Operations
Gold Strike	March 17, 2020	May 25, 2020
Beau Rivage	March 17, 2020	June 1, 2020
MGM Northfield Park	March 14, 2020	June 20, 2020
MGM National Harbor	March 15, 2020	June 29, 2020
MGM Springfield(3)	March 15, 2020	July 13, 2020
Borgata	March 16, 2020	July 26, 2020
MGM Grand Detroit(4)	March 16, 2020	August 7, 2020
Empire City	March 14, 2020	September 21, 2020
(1)	Park MGM and Mandalay Bay’s hotel tower operations were closed midweek starting November 9, 2020 and November 30, 2020, respectively, and full week hotel tower operations resumed on March 3, 2021.

(2)	The Mirage’s hotel tower operations were closed midweek beginning November 30, 2020. The entire property was closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
(3)	MGM Springfield’s hotel was closed beginning November 2, 2020, and partial hotel operations resumed with midweek closures on March 5, 2021.
(4)	MGM Grand Detroit re-closed on November 17, 2020 and re-opened on December 23, 2020, with the hotel tower operations resuming February 9, 2021.

The following table summarizes our consolidated financial results for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net revenues	$1,647,747	$2,252,817
Operating income (loss)	(246,690)	1,250,845
Net income (loss)	(335,938)	674,519
Net income (loss) attributable to MGM Resorts International	(331,829)	806,869

Summary Operating Results

Consolidated net revenues decreased 27% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the impact of COVID-19. While the prior year period was negatively affected by property closures for a portion of the quarter at our Las Vegas Strip Resorts and Regional Operations, the current year quarter was negatively affected by midweek property and hotel closures, lower business volume and travel activity, and ongoing operational restrictions due to the pandemic, primarily at our Las Vegas Strip Resorts. At MGM China, the prior year quarter was negatively affected by property closures and was more significantly impacted by travel restrictions to Macau than in the current quarter. These factors resulted in a 52% decrease in net revenues at our Las Vegas Strip Resorts, a 2% decrease in net revenues at our Regional Operations, and a 9% increase in net revenues at MGM China.

Consolidated operating loss was $247 million for the three months ended March 31, 2021 compared to consolidated operating income of $1.3 billion in the prior year quarter, due primarily to the prior year quarter including a $1.5 billion gain related to the MGM Grand Las Vegas and Mandalay Bay real estate transaction, the impact of COVID-19 which caused a decrease in net revenues, discussed above, partially offset by a $28 million decrease in general and administrative expense, a $28 million decrease in depreciation and amortization, a $29 million decrease in property transactions, net, and a $66 million decrease in corporate expense. General and administrative expense decreased in the current quarter compared to the prior quarter due primarily to aggressive cost reduction efforts to reduce expenses at our domestic properties, which primarily related to decreases in payroll expense, utilities, and advertising expense, which was partially offset by a full quarter of rent expense for the Mandalay Bay and MGM Grand Las Vegas lease. Corporate expense decreased to $78 million in the first quarter of 2021 from $144 million in the prior year quarter due primarily to a decrease in payroll costs. Corporate expense in the prior year quarter included $44 million in CEO transition expense and $4 million in corporate initiatives costs. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Property transactions, net in the prior year quarter included a $38 million other-than-temporary impairment charge on an equity method investment. Depreciation and amortization decreased compared to the prior year quarter due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets in February 2020.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Las Vegas Strip Resorts
Casino revenue	$232,094	$274,673
Rooms	144,329	362,864
Food and beverage	90,419	288,763
Entertainment, retail and other	78,122	207,506
	544,964	1,133,806
Regional Operations
Casino revenue	596,655	536,630
Rooms	40,579	55,879
Food and beverage	50,364	95,092
Entertainment, retail and other	23,753	38,059
	711,351	725,660
MGM China
Casino revenue	261,604	240,414
Rooms	13,512	15,209
Food and beverage	16,629	12,780
Entertainment, retail and other	4,609	3,484
	296,354	271,887
Reportable segment net revenues	1,552,669	2,131,353
Corporate and other	95,078	121,464
	$1,647,747	$2,252,817

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue decreased 16% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the lower business volume and travel activity due to the impact of COVID-19, which included continued operational restrictions related to the pandemic, as discussed above, resulting in decreases in table games win and slots win of 35% and 8%, respectively.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Table Games Drop	$529	$841
Table Games Win	$127	$196
Table Games Win %	24.1%	23.2%
Slots Handle	$2,301	$2,457
Slots Win	$212	$230
Slots Win %	9.2%	9.4%

Las Vegas Strip Resorts rooms revenue decreased 60% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the continued impact of COVID-19, which included a decrease in REVPAR as a result of reduced business volume and travel related to the pandemic, as discussed above.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended
	March 31,
	2021	2020
Occupancy(1)	46%	88%
Average daily rate (ADR)	$129	$183
Revenue per available room (REVPAR)(1)	$60	$160

(1)

Rooms that were out of service, including full and midweek closures, during the three months ended March 31, 2021 and 2020 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue decreased 69% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the continued impact of COVID-19, which included reduced business volume and travel, midweek property and hotel closures at certain properties, and capacity and other operational restrictions related to the pandemic, as discussed above.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 62% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the continued impact of COVID-19, which included capacity and other operational restrictions related to the pandemic, as discussed above, including the closure of entertainment venues, such as certain theaters and nightclubs during the current year quarter, with limited capacity for entertainment venues that were open.

Regional Operations

Regional Operations casino revenue increased 11% for the three months ended March 31, 2021 compared to the prior year quarter due to an increase in table games win and slots win of 6% and 7%, respectively.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
Table Games Drop	$819	$844
Table Games Win	$173	$164
Table Games Win %	21.2%	19.4%
Slots Handle	$5,384	$5,170
Slots Win	$526	$494
Slots Win%	9.8%	9.6%

Regional Operations rooms revenue decreased 27% for the three months ended March 31, 2021 compared to the prior year quarter due primarily to the impact of COVID-19, and a decrease in REVPAR as a result of reduced travel related to the pandemic as well as midweek hotel closures at certain properties, as discussed above.

Regional Operations food and beverage revenue decreased 47% for the three months ended March 31, 2021, compared to the prior year quarter due primarily to the impact of COVID-19, which included operational restrictions related to the pandemic as well as a result of reduced travel related to the pandemic as well as midweek hotel closures at certain properties, as discussed above.

Regional Operations entertainment, retail and other revenue decreased 38% for the three months ended March 31, 2021, compared to the prior year quarter due primarily to the impact of COVID-19, which included capacity and other operational restrictions, as discussed above, including the closure of certain entertainment venues, such as theaters.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in millions)
VIP Table Games Turnover	$2,373	$3,425
VIP Table Games Win	$78	$109
VIP Table Games Win %	3.3%	3.2%
Main Floor Table Games Drop	$1,044	$777
Main Floor Table Games Win	$230	$188
Main Floor Table Games Win %	22.0%	24.1%

MGM China net revenues increased 9% for the three months ended March 31, 2021 compared to the prior year quarter as the prior year quarter was negatively affected by property closures and was more significantly impacted by travel restrictions to Macau than in the current quarter. VIP table games win decreased 28% and main floor table games win increased 23% compared to the prior year quarter.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $58 million and $98 million for the three months ended March 31, 2021 and 2020, respectively, which declined for the respective comparative periods due primarily to the property closures and other operational restrictions related to the pandemic. See below for additional discussion of our share of operating results from unconsolidated affiliates.

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

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Las Vegas Strip Resorts	$108,119	$267,599
Regional Operations	241,982	151,720
MGM China	4,775	(21,990)
Corporate and other	(136,991)	(102,237)
Adjusted EBITDAR	$217,885

Las Vegas Strip Resorts

Adjusted Property EBITDAR at our Las Vegas Strip Resorts decreased 60% and Adjusted Property EBITDAR margin decreased to 19.8% for the three months ended March 31, 2021 compared to 23.6% in the prior year quarter. Adjusted Property EBITDAR decreased compared to the prior year quarter due primarily to a decrease in casino and non-casino revenues resulting from the operational restrictions related to the pandemic, and a decrease in travel and business volume, partially offset by a decrease in operating expenses as a result of cost reduction efforts.

Regional Operations

Adjusted Property EBITDAR at our Regional Operations increased 59% and Adjusted Property EBITDAR margin increased to 34.0% for the three months ended March 31, 2021 compared to 20.9% in the prior year quarter. Adjusted Property EBITDAR increased due to an increase in casino revenues, discussed above, and realized benefits of the Company’s cost saving initiatives.

MGM China

MGM China’s Adjusted Property EBITDAR was $5 million for the three months ended March 31, 2021 compared to Adjusted Property EBITDAR loss of $22 million in the prior year quarter, as the prior year quarter was negatively affected by property closures and was more significantly impacted by travel restrictions to Macau than in the current quarter. License fee expense was $5 million in each of the current and prior year quarters.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
CityCenter	$(2,831)	$20,666
MGP BREIT Venture	38,962	19,950
BetMGM	(59,236)	(10,677)
Other	(2,474)	5,809
	$(25,579)	$35,748

Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the three months ended March 31, 2021 was $2.8 million compared to our share of operating income of $21 million in the prior year quarter, primarily driven by the decrease in CityCenter’s casino and non-casino revenues as a result of the operational restrictions and reduced business volume and travel related to the pandemic.

Non-operating Results

Interest Expense

Gross interest expense was $196 million and $158 million for the three months ended March 31, 2021 and 2020, respectively. The increase in gross interest expense when compared to the prior year quarter is due primarily to the increase in average debt outstanding related to our senior notes, partially offset by a decrease in the weighted average interest rate related to our senior notes. See Note 4 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $32 million for the quarter ended March 31, 2021 compared to other expense, net of $124 million in the prior year quarter. The current quarter included a $35 million gain on unhedged interest rate swaps, a $6 million remeasurement loss on MGM China’s U.S. dollar-denominated senior notes and $5 million of interest income. The prior year quarter included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes. Refer to Note 4 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate was a benefit of 22.0% on loss before income taxes for the three months ended March 31, 2021, compared to a provision of 28.0% on income before income taxes in the prior year quarter. The effective rate for the three months ended March 31, 2021 was favorably impacted by a release of tax reserves in conjunction with the closure of the most recent New Jersey state audit for Marina District Development Company. The effective tax rate in the prior year quarter was driven primarily by tax expense recorded on the MGP BREIT Venture transaction and the unfavorable impact of adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits.

The annual effective tax rate calculation for all periods is impacted by assumptions made regarding projected foreign tax credit usage and valuation allowance. See Note 5 in the accompanying consolidated financial statements for further discussion.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measure

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, CEO transition expense, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net.

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

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(331,829)	$806,869
Plus: Net loss attributable to noncontrolling interests	(4,109)	(132,350)
Net income (loss)	(335,938)	674,519
Provision (benefit) for income taxes	(94,698)	262,304
Income (loss) before income taxes	(430,636)	936,823
Non-operating (income) expense
Interest expense, net of amounts capitalized	195,295	157,137
Non-operating items from unconsolidated affiliates	20,836	32,621
Other, net	(32,185)	124,264
	183,946	314,022
Operating income (loss)	(246,690)	1,250,845
Preopening and start-up expenses	5	122
Property transactions, net	26,071	54,975
Gain on REIT transactions, net	—	(1,491,945)
Depreciation and amortization	290,551	318,290
CEO transition expense	—	44,401
Triple-net operating lease and ground lease rent expense	189,620	141,918
Income from unconsolidated affiliates related to real estate ventures	(41,672)	(23,514)
Adjusted EBITDAR	$217,885

Guarantor Financial Information

As of March 31, 2021, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	March 31,	December 31,
	2021	2020
Balance Sheet	(In thousands)
Current assets	$5,544,478	$4,749,542
Investment in the MGP Operating Partnership	1,017,170	1,617,055
Intercompany accounts due from non-guarantor subsidiaries	18,768	16,622
MGP master lease right-of-use asset, net	6,688,690	6,714,101
Other long-term assets	12,201,256	12,318,912
MGP master lease operating lease liabilities – current	158,479	153,415
Other current liabilities	1,124,301	1,123,814
MGP master lease operating lease liabilities – noncurrent	7,157,624	7,191,450
Other long-term liabilities	15,814,152	15,827,794

Three Months Ended
March 31,
2021
Income Statement	(In thousands)
Net revenues	$1,013,466
MGP master lease rent expense	(160,156)
Operating loss	(285,778)
Loss from continuing operations	(241,533)
Net loss	(150,019)
Net loss attributable to MGM Resorts International	(150,019)

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash used in operating activities was $88 million in the three months ended March 31, 2021 compared to $423 million in the three months ended March 31, 2020. The decrease in cash used in operating activities over the prior year period is primarily due to the prior year period being negatively affected by a change in working capital related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities as a result of the COVID-19 pandemic, as well as a current year quarter decrease in cash paid for interest. Operating cash flows at our properties decreased compared to the prior year period as a result of the decrease at our Las Vegas Strip resorts, as discussed above.

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

Cash used in investing activities was $155 million in the three months ended March 31, 2021 compared to cash provided by investing activities of $2.4 billion in the three months ended March 31, 2020. In the three months ended March 31, 2021, we made $79 million in capital expenditures, as further discussed below, and contributed $75 million to our unconsolidated affiliate BetMGM LLC (“BetMGM”). In comparison, in the prior year quarter we received $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas, which was partially offset by $73 million in capital expenditures and a $20 million investment made in our unconsolidated affiliate BetMGM.

Capital Expenditures

We made capital expenditures of $79 million in the three months ended March 31, 2021, of which $30 million related to MGM China. Capital expenditures at MGM China included $23 million primarily related to construction of the south tower project at MGM Cotai and $7 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $49 million primarily relate to expenditures in information technology and room remodels.

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

Financing activities. Cash provided by financing activities was $1.3 billion in the three months ended March 31, 2021 compared to $1.7 billion in the three months ended March 31, 2020. In the three months ended March 31, 2021, we had net borrowings of debt of $876 million, as further discussed below, received net proceeds of $676 million from the issuance of MGP’s Class A shares, distributed $76 million to noncontrolling interest owners, and we repurchased $119 million of our common stock. In comparison, in the prior year period, we had net proceeds from the incurrence of a bridge loan facility of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net borrowings of debt of $443 million as further discussed below, and we repurchased $354 million of our common stock.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2021, we had net borrowings of debt of $876 million which consisted of  MGM China’s issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97% and $133 million of net borrowings on MGM China’s first revolving credit facility, partially offset by the Operating Partnership’s repayment of $9 million on its revolving credit facility. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility in April 2021, subsequent to March 31, 2021, and for general corporate purposes.

During the three months ended March 31, 2020, we had net borrowings of $443 million which consisted of $1.5 billion of borrowings on our senior credit facility, $1.35 billion of borrowings on the Operating Partnership's senior credit facility, and $158 million of net borrowings on MGM China’s first revolving credit facility, partially offset by the repayment of $399 million of the Operating Partnership’s term loan A facility and $1.3 billion of the Operating Partnership’s term loan B facility, and the purchase of $750 million in aggregate amount of our senior notes through our cash tender offers.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the three months ended March 31, 2021, we repurchased and retired $119 million of our common stock pursuant to our May 2018 $2.0 billion and February 2020 $3.0 billion stock repurchase plans. As a result of those repurchases, we completed our May 2018 $2.0 billion stock repurchase program, and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.9 billion as of March 31, 2021. During the three months ended March 31, 2020, we repurchased and retired $354 million of our common stock pursuant to our May 2018 $2.0 billion stock repurchase plan.

In March 2021, we paid a dividend of $0.0025 per share, totaling $1 million, paid during the three months ended March 31, 2021, compared to a dividend of $0.15 per share, totaling $74 million, paid during the three months ended March 31, 2020.

The Operating Partnership paid the following distributions to its partnership unit holders during the three months ended March 31, 2021 and 2020:

•	$136 million of distributions paid in January 2021, of which we received $72 million and MGP received $64 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$147 million of distributions paid in January 2020, of which we received $94 million and MGP received $53 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations, and cash flows. During this time, we have remained committed to managing our expenses to strengthen our liquidity position. As of March 31, 2021, we had cash and cash equivalents of $6.2 billion, of which MGM China held $1.1 billion and the Operating Partnership held $143 million. In addition to our cash and cash equivalent balance, we currently have significant real estate assets and other holdings: we own MGM Springfield, a 50% interest in CityCenter in Las Vegas, an approximate 56% interest in MGM China, and a 42.1% economic interest in MGP.

At March 31, 2021, we had $13.4 billion in principal amount of indebtedness, including $1 million outstanding under the $1.35 billion Operating Partnership revolving credit facility, and $903 million outstanding under the $1.25 billion MGM China first revolving credit facility. No amounts were drawn on our $1.5 billion revolving credit facility or the $400 million MGM China second revolving credit facility. We have no debt maturing prior to 2022.

Subsequent to the quarter ended March 31, 2021, we repurchased approximately 1 million shares of our common stock at an average price of $39.10 per share for an aggregate amount of $56 million. Repurchased shares will be retired.

We have planned capital expenditures expected over the remainder of the year of approximately $340 million to $360 million domestically and approximately $80 million to $90 million at MGM China. As of March 31, 2021, our expected cash interest payments over the next twelve months are approximately $345 million to $350 million, excluding MGP and MGM China, and approximately $735 million to $740 million on a consolidated basis. We are also currently required to make annual rent payments of $843 million under the master lease with MGP, annual rent payments of $250 million under the lease with Bellagio BREIT Venture, and annual rent payments of $298 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators.

In February 2021, we amended our credit facility to extend the covenant relief period provided under the previous amendment related to our financial maintenance covenants through the earlier of (x) the day immediately following the date we deliver to the administrative agent a compliance certificate with respect to the quarter ending June 30, 2022 and (y) the date we deliver to the administrative agent an irrevocable notice terminating the covenant relief period, and to adjust the required leverage and interest coverage levels for the covenant when it is reimposed at the end of the waiver period. In addition, in connection with the February 2021 amendment, we agreed to an increase of the liquidity test such that our borrower group (as defined in the credit agreement) is required to maintain a minimum liquidity level of not less than $1.0 billion (including unrestricted cash, cash equivalents and availability under the revolving credit facility), tested at the end of each month during the covenant relief period.

Additionally,  due to the continued impact of the COVID-19 pandemic, in February 2021, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to provide for waivers of the maximum leverage ratio and minimum interest coverage ratio through the fourth quarter of 2022.

In April 2021, the Operating Partnership paid $131 million of distributions to its partnership unit holders, of which we received $55 million and MGP received $76 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On April 28, 2021, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on June 15, 2021 to holders of record on June 10, 2021. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and continues to impact our business, financial condition and results of operations. As widespread vaccine distribution continues and operational restrictions have lessened, we have seen economic recovery in some of the market segments in which we operate, as shown in our summary operating results. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material.  We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2021, variable rate borrowings represented approximately 7% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.821% on a total notional amount of $1.9 billion. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							March 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2021
	(In millions)
Fixed-rate	$—	$1,000	$1,250	$1,800	$2,725	$5,675	$12,450	$13,077
Average interest rate	N/A	7.8%	6.0%	5.5%	5.6%	5.0%	5.5%
Variable rate	$—	$—	$1	$903	$–	$—	$904	$904
Average interest rate	N/A	N/A	4.0%	2.9%	N/A	N/A	2.9%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of March 31, 2021, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

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

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 7 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2021:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Programs
Period	Purchased	per Share	Announced Program	(In thousands)
January 1, 2021 — January 31, 2021	—	$—	—	$3,003,776
February 1, 2021 — February 28, 2021	—	$—	—	$3,003,776
March 1, 2021 — March 31, 2021	3,149,622	$37.87	3,149,622	$2,884,506

In February 2020, upon substantial completion of the $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended March 31, 2021 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired, and during the quarter ended March 31, 2021, the previously announced $2.0 billion stock repurchase program was completed.

Item 6.	Exhibits

4.1

Indenture governing the 4.75% senior notes due 2027, dated as of March 31, 2021, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on March 31, 2021).

10.1

Employment Agreement, effective as of January 11, 2021, by and between the Company and Jonathan Halkyard (incorporated by reference to Exhibit 10.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on January 6, 2021).

10.2

Second Amendment to Credit Agreement, dated as of February 26, 2021, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of MGM Resorts International’s Current Report on Form 8-K filed with the Commission on March 1, 2021).

10.3	Amendment Letter to the 2019 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.4	Amendment Letter to the 2020 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.5	Form of Omnibus Amendment to Relative Performance Share Unit Agreements

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: May 3, 2021	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2021		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)