Form 10-Q
period 2021-06-30
MGM Resorts International
filed 2021-08-06
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2021
Common Stock, $0.01 par value	481,880,377 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$5,626,232	$5,101,637
Accounts receivable, net	430,841	316,502
Inventories	79,019	88,323
Income tax receivable	226,193	243,415
Prepaid expenses and other	212,258	200,782
Total current assets	6,574,543	5,950,659

Property and equipment, net	14,344,684	14,632,091

Other assets
Investments in and advances to unconsolidated affiliates	1,484,717	1,447,043
Goodwill	2,089,212	2,091,278
Other intangible assets, net	3,545,815	3,643,748
Operating lease right-of-use assets, net	8,208,972	8,286,694
Other long-term assets, net	528,435	443,421
Total other assets	15,857,151	15,912,184
	$36,776,378	$36,494,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$210,654	$142,523
Construction payable	21,740	30,149
Accrued interest on long-term debt	161,568	138,832
Other accrued liabilities	1,642,409	1,545,079
Total current liabilities	2,036,371	1,856,583

Deferred income taxes, net	2,170,945	2,153,016
Long-term debt, net	12,574,939	12,376,684
Operating lease liabilities	8,403,862	8,390,117
Other long-term obligations	375,615	472,084
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	110,524	66,542
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 486,529,984 and 494,317,865 shares	4,865	4,943
Capital in excess of par value	3,335,015	3,439,453
Retained earnings	2,861,474	3,091,007
Accumulated other comprehensive loss	(21,173)	(30,677)
Total MGM Resorts International stockholders' equity	6,180,181	6,504,726
Noncontrolling interests	4,923,941	4,675,182
Total stockholders' equity	11,104,122	11,179,908
	$36,776,378	$36,494,934

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Casino	$1,336,124	$163,649	$2,434,757	$1,217,675
Rooms	365,028	31,623	563,447	465,574
Food and beverage	302,666	29,771	460,078	426,480
Entertainment, retail and other	189,011	48,569	324,233	318,514
Reimbursed costs	75,133	16,197	133,194	114,383
	2,267,962	289,809	3,915,709	2,542,626
Expenses
Casino	616,903	200,393	1,168,808	829,063
Rooms	137,287	41,251	241,500	213,860
Food and beverage	214,159	60,306	349,386	399,942
Entertainment, retail and other	102,170	56,223	180,551	255,286
Reimbursed costs	75,133	16,197	133,194	114,383
General and administrative	590,209	473,564	1,136,616	1,047,870
Corporate expense	96,870	142,578	174,907	286,386
Preopening and start-up expenses	90	(82)	95	40
Property transactions, net	(28,906)	26,349	(2,835)	81,324
Gain on REIT transactions, net	—	—	—	(1,491,945)
Depreciation and amortization	283,625	299,206	574,176	617,496
	2,087,540	1,315,985	3,956,398	2,353,705
Income (loss) from unconsolidated affiliates	83,338	(8,353)	57,759	27,395
Operating income (loss)	263,760	(1,034,529)	17,070	216,316
Non-operating income (expense)
Interest expense, net of amounts capitalized	(202,772)	(156,756)	(398,067)	(313,893)
Non-operating items from unconsolidated affiliates	(23,216)	(23,761)	(44,052)	(56,382)
Other, net	87,358	8,321	119,543	(115,943)
	(138,630)	(172,196)	(322,576)	(486,218)
Income (loss) before income taxes	125,130	(1,206,725)	(305,506)	(269,902)
Benefit (provision) for income taxes	(34,826)	270,238	59,872	7,934
Net income (loss)	90,304	(936,487)	(245,634)	(261,968)
Less: Net loss attributable to noncontrolling interests	14,449	79,230	18,558	211,580
Net income (loss) attributable to MGM Resorts International	$104,753	$(857,257)	$(227,076)	$(50,388)
Earnings (loss) per share
Basic	$0.14	$(1.67)	$(0.56)	$(0.02)
Diluted	$0.14	$(1.67)	$(0.56)	$(0.02)
Weighted average common shares outstanding
Basic	489,459	493,456	491,785	494,434
Diluted	495,302	493,456	491,785	494,434

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$90,304	$(936,487)	$(245,634)	$(261,968)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,811	289	(7,211)	28,625
Unrealized gain (loss) on cash flow hedges	2,090	(7,114)	17,388	(90,200)
Other comprehensive income (loss)	7,901	(6,825)	10,177	(61,575)
Comprehensive income (loss)	98,205	(943,312)	(235,457)	(323,543)
Less: Comprehensive loss attributable to noncontrolling interests	10,213	82,074	11,792	239,426
Comprehensive income (loss) attributable to MGM Resorts International	$108,418	$(861,238)	$(223,665)	$(84,117)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(245,634)	$(261,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	574,176	617,496
Amortization of debt discounts, premiums and issuance costs	19,938	15,903
Loss on early retirement of debt	37	126,664
Provision for credit losses	3,724	61,859
Stock-based compensation	27,407	55,733
Property transactions, net	(2,835)	81,324
Gain on REIT transaction, net	—	(1,491,945)
Noncash lease expense	88,029	96,664
Other investment gains	(86,183)	—
Loss (income) from unconsolidated affiliates	(13,707)	28,987
Distributions from unconsolidated affiliates	49,625	38,238
Deferred income taxes	(68,821)	129,301
Change in operating assets and liabilities:
Accounts receivable	(138,153)	248,109
Inventories	9,267	(3,784)
Income taxes receivable and payable, net	17,222	(139,343)
Prepaid expenses and other	(11,835)	(23,492)
Accounts payable and accrued liabilities	187,500	(641,370)
Other	(41,341)	(23,878)
Net cash provided by (used in) operating activities	368,416	(1,085,502)
Cash flows from investing activities
Capital expenditures, net of construction payable	(183,392)	(140,208)
Dispositions of property and equipment	9,370	192
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	—	2,455,839
Investments in unconsolidated affiliates	(101,845)	(38,344)
Distributions from unconsolidated affiliates	803	63,251
Other	1,342	385
Net cash provided by (used in) investing activities	(273,722)	2,341,115
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(551,600)	(1,141,500)
Issuance of long-term debt	749,775	2,050,000
Retirement of senior notes	—	(846,797)
Debt issuance costs	(11,346)	(40,208)
Proceeds from issuance of bridge loan facility	—	1,304,625
Issuance of MGM Growth Properties Class A shares, net	792,569	524,704
Dividends paid to common shareholders	(2,457)	(75,137)
Distributions to noncontrolling interest owners	(155,576)	(154,648)
Purchases of common stock	(339,661)	(353,720)
Other	(51,718)	(19,496)
Net cash provided by financing activities	429,986	1,247,823
Effect of exchange rate on cash	(85)	2,465
Cash and cash equivalents
Net increase for the period	524,595	2,505,901
Balance, beginning of period	5,101,637	2,329,604
Balance, end of period	$5,626,232	$4,835,505
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$347,551	$289,419
Federal, state and foreign income taxes paid, net	1,898	1,867
Non-cash investing and financing activities
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	—	1,304,625

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, April 1, 2021	491,874	$4,919	$3,569,186	$2,757,941	$(25,218)	$6,306,828	$4,925,691	$11,232,519
Net income (loss)	—	—	—	104,753	—	104,753	(16,953)	87,800
Currency translation adjustment	—	—	—	—	3,233	3,233	2,578	5,811
Cash flow hedges	—	—	—	—	432	432	1,658	2,090
Stock-based compensation	—	—	9,684	—	—	9,684	1,174	10,858
Issuance of common stock pursuant to stock-based compensation awards	238	2	(2,316)	—	—	(2,314)	—	(2,314)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,290)	(3,290)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,220)	—	(1,220)	—	(1,220)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(80,673)	(80,673)
Repurchases of common stock	(5,582)	(56)	(220,336)	—	—	(220,392)	—	(220,392)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(37,011)	—	—	(37,011)	—	(37,011)
MGP Class A share issuances	—	—	16,752	—	371	17,123	94,387	111,510
Other	—	—	(944)	—	9	(935)	(631)	(1,566)
Balances, June 30, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122

Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net loss	—	—	—	(227,076)	—	(227,076)	(23,207)	(250,283)
Currency translation adjustment	—	—	—	—	(4,120)	(4,120)	(3,091)	(7,211)
Cash flow hedges	—	—	—	—	7,531	7,531	9,857	17,388
Stock-based compensation	—	—	25,187	—	—	25,187	2,220	27,407
Issuance of common stock pursuant to stock-based compensation awards	944	9	(11,667)	—	—	(11,658)	—	(11,658)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(82,297)	(82,297)
Dividends declared and paid to common shareholders ($0.005 per share)	—	—	—	(2,457)	—	(2,457)	—	(2,457)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(80,673)	(80,673)
Repurchases of common stock	(8,732)	(87)	(339,574)	—	—	(339,661)	—	(339,661)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(46,439)	—	—	(46,439)	—	(46,439)
MGP Class A share issuances	—	—	99,894	—	3,239	103,133	656,131	759,264
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(3,171)	—	(2,473)	(5,644)	(2,694)	(8,338)
Balances, June 30, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

						Total
					Accumulated	MGM Resorts
	Common Stock		Capital in		Other	International	Non-	Total
		Par	Excess of	Retained	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Equity	Interests	Equity
Balances, April 1, 2020	493,155	$4,932	$3,274,454	$4,934,302	$(39,774)	$8,173,914	$5,158,087	$13,332,001
Net loss	—	—	—	(857,257)	—	(857,257)	(79,333)	(936,590)
Currency translation adjustment	—	—	—	—	122	122	167	289
Cash flow hedges	—	—	—	—	(4,103)	(4,103)	(3,011)	(7,114)
Stock-based compensation	—	—	17,697	—	—	17,697	1,138	18,835
Issuance of common stock pursuant to stock-based compensation awards	126	1	(575)	—	—	(574)	—	(574)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(19,601)	(19,601)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,233)	—	(1,233)	—	(1,233)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	30,950	—	—	30,950	—	30,950
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,507)	—	(47)	(1,554)	663	(891)
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782

Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net loss	—	—	—	(50,388)	—	(50,388)	(213,551)	(263,939)
Currency translation adjustment	—	—	—	—	15,929	15,929	12,696	28,625
Cash flow hedges	—	—	—	—	(49,658)	(49,658)	(40,542)	(90,200)
Stock-based compensation	—	—	53,323	—	—	53,323	2,410	55,733
Issuance of common stock pursuant to stock-based compensation awards	994	11	(7,011)	—	—	(7,000)	—	(7,000)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(89,952)	(89,952)
Dividends declared and paid to common shareholders ($0.1525 per share)	—	—	—	(75,137)	—	(75,137)	—	(75,137)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	39,020	—	—	39,020	—	39,020
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,628)	—	(458)	(2,086)	391	(1,695)
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782

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

As of June 30, 2021, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM and Excalibur. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. As of June 30, 2021, the Company owned 41.6% of the Operating Partnership units, and MGP held the remaining 58.4% ownership interest in the Operating Partnership.

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

On May 11, 2021, the Company entered into an agreement with MGP whereby MGP will acquire the real estate assets of MGM Springfield from the Company and MGM Springfield will be added to the MGP master lease between the Company and MGP through which MGP will lease the real property back to a subsidiary of the Company. Refer to Note 11 for additional information.

On August 4, 2021, the Company entered into an agreement with VICI Properties, Inc. (“VICI”) and MGP whereby VICI will acquire MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”).  Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. Subsequent to the exchange, VICI OP will redeem the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that is held by the Company will be cancelled.

As part of the transaction, the Company will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three ten-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2.0% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%.  The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

The Company owns 50% of and manages CityCenter Holdings, LLC (“CityCenter”), located between Bellagio and Park MGM. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. Refer to Note 3 for additional information on this investment in unconsolidated affiliate.

On June 30, 2021, the Company entered into an agreement pursuant to which the Company will purchase the 50% ownership interest in CityCenter held by Infinity World for cash consideration of $2.125 billion. The transaction is expected to close in the third quarter of 2021, subject to certain closing conditions. Upon close of the transaction, the Company will own 100% of CityCenter and, accordingly, will consolidate CityCenter in its financial statements.

On June 30, 2021, the Company also entered into an agreement pursuant to which a fund managed by Blackstone Group Inc. will acquire the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and lease the properties back to a subsidiary of the Company pursuant to a lease agreement. The Aria and Vdara lease will have an initial term of 30 years with three subsequent ten-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for an initial annual cash rent of $215 million with a fixed 2% escalator for the first fifteen years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Additionally, the lease will require the Company to spend a specified percentage of net revenues over a rolling five-year period at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding one-year period. The Company will provide a guarantee of the tenant’s obligations under the lease. The transaction is expected to close in the third quarter of 2021, subject to certain closing conditions, which include the requisite closing of the equity interest purchase of CityCenter, discussed above.

The Company owns 50% of BetMGM LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in the United States. The other 50% of BetMGM is owned by Entain plc.

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 10 for additional information about the Company’s segments.

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and the Company expects will continue to have, a significant impact on the Company’s business, financial condition, results of operations and cash flows in 2021 and potentially thereafter. In March 2020, all of the Company’s domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties that were temporarily closed re-opened to the public, but continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for the Company’s properties or portions thereof into the first quarter of 2021. Upon re-opening of the properties, the Company implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing.

Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, the Company’s domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits as well as social distancing policies. However, certain operations and amenities are limited or constrained due to available staffing and/or mid-week visitation levels, and in July 2021, certain jurisdictions reinstated mask protection guidelines as a result of the emergence and spread of certain COVID-19 variants.

Although all of the Company’s properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to temporary, complete or partial shutdowns in the future. At this time, the Company cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of the Company’s properties, and are unable to predict the length of time it will take for the properties to fully return to normal operations.

In Macau, following a temporary closure of the Company’s properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to the Company’s Macau properties. On August 3, 2021, four new COVID-19 cases were reported in Macau, the first of such cases since the onset of the pandemic in early 2020. As a result, the Macau government declared a state of immediate prevention and cancelled or suspended certain events and closed certain entertainment and leisure facilities throughout Macau, however gaming and hotel operations have remained open. On August 4, 2021, mass mandatory nucleic acid testing was imposed in Macau and the testing process is expected to take three days to complete. It is uncertain whether further closures, including the closure of the Company’s properties, or travel restrictions to Macau will be implemented based on the outcome of the test results.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of June 30, 2021, on a consolidated basis MGP had total assets of $10.1 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $59 million as of June 30, 2021. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of June 30, 2021, as further discussed in Note 7.

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

For equity interests in entities in which the Company does not have significant influence, the Company records its equity investment under ASC 321 and reflects such investments within “Other long-term assets, net” on the consolidated balance sheets. During both the three and six months ended June 30, 2021, the Company recorded a gain of $86 million within “Other, net” on the Company’s consolidated statement of operations related primarily to the change in measurement of an equity instrument that previously qualified for the measurement alternative under ASC 321, which was discontinued upon the equity interest having a readily determinable fair value as a result of becoming exchange traded. The fair value of such equity investment was $124 million as of June 30, 2021.

Reclassifications. Certain reclassifications have been made to conform the prior period presentation.

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates or in equity interests, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•	Level 1 inputs when measuring its equity investments under ASC 321;
•	Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 4; and
•	Level 2 inputs when measuring the Operating Partnership’s fair value of its interest rate swaps. See Note 4.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2021	2020	2021	2020	2021	2020
	(in thousands)
Balance at January 1	$212,671	$314,570	$139,756	$126,966	$382,287	$481,095
Balance at June 30	144,975	338,390	136,659	131,641	513,971	306,752
Increase / (decrease)	$(67,696)	$23,820	$(3,097)	$4,675	$131,684	$(174,343)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 10.

Leases. Refer to Note 6 for discussion of leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and six months ended June 30, 2021, lease revenues from third-party tenants include $11 million and $16 million recorded within food and beverage revenue, respectively, and $20 million and $36 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and six months ended June 30, 2020, lease revenues from third-party tenants include $5 million and $15 million recorded within food and beverage revenue, respectively, and $14 million and $33 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$515,472	$441,893
MGP BREIT Venture (50.1% owned by the Operating Partnership)	813,850	810,066
BetMGM (50%)	22,057	27,310
Other	133,338	167,774
	$1,484,717	$1,447,043

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Income (loss) from unconsolidated affiliates	$83,338	$(8,353)	$57,759	$27,395
Non-operating items from unconsolidated affiliates	(23,216)	(23,761)	(44,052)	(56,382)
	$60,122	$(32,114)	$13,707	$(28,987)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
CityCenter	$90,212	$(39,113)	$87,380	$(18,447)
MGP BREIT Venture	38,954	38,861	77,917	58,811
BetMGM	(45,979)	(5,241)	(105,215)	(15,918)
Other	151	(2,860)	(2,323)	2,949
	$83,338	$(8,353)	$57,759	$27,395

MGP BREIT Venture distributions. For the three and six months ended June 30, 2021, the Operating Partnership received $32 million and $47 million in distributions from MGP BREIT Venture, respectively. For the three and six months ended June 30, 2020, the Operating Partnership received $23 million and $35 million in distributions from MGP BREIT Venture, respectively.

BetMGM contributions. For the three and six months ended June 30, 2021, the Company contributed $25 million and $100 million to BetMGM, respectively. For the three and six months ended June 30, 2020, the Company contributed $10 million and $30 million to BetMGM, respectively.

CityCenter equity purchase. As further discussed in Note 1, in June 2021, the Company entered into an agreement pursuant to which the Company will purchase the 50% ownership interest in CityCenter held by Infinity World. The transaction is expected to close in the third quarter of 2021, subject to certain closing conditions. Upon close of the transaction, the Company will own 100% of CityCenter and, accordingly, will consolidate CityCenter in its financial statements.

CityCenter distributions. In April 2020, CityCenter paid a $101 million distribution, of which the Company received its 50% share, or approximately $51 million.

CityCenter sale of Harmon land. In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain.  The Company recorded a $50 million gain, which included $15 million of its 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences.

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Operating Partnership senior credit facility	$—	$10,000
MGM China first revolving credit facility	226,667	770,034
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	800,000	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	—
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	750,000	750,000
7% debentures, due 2036	552	552
	12,677,219	12,480,586
Less: Premiums, discounts, and unamortized debt issuance costs, net	(102,280)	(103,902)
	$12,574,939	$12,376,684

Debt due within one year of the June 30, 2021 balance sheet was classified as long-term as the Company had both the intent and ability to refinance current maturities on a long-term basis under its revolving credit facilities.

Senior credit facility. At June 30, 2021, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At June 30, 2021, no amounts were drawn on the revolving credit facility.

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

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at June 30, 2021.

Operating Partnership senior credit facility and bridge facility. At June 30, 2021, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At June 30, 2021, no amounts were drawn on the revolving credit facility. The Operating Partnership was in compliance with its revolving credit facility covenants at June 30, 2021.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of June 30, 2021, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.783% on total notional amount of $700 million. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $33 million, recorded as a long-term liability, as of June 30, 2021, and $41 million, with $1 million recorded as a current liability and $40 million recorded as a long-term liability, as of December 31, 2020. The fair value of interest rate swaps not designated as cash flow hedges was $38 million, with $11 million recorded as a current liability and $27 million recorded as a long-term liability, as of June 30, 2021, and $78 million, with $31 million recorded as a current liability and $47 million recorded as a long-term liability, as of December 31, 2020. Interest rate swaps in a current liability position are recorded within “Other accrued expenses” and those in a long-term liability position are recorded within “Other long-term liabilities” on the consolidated balance sheets.

MGM China first revolving credit facility. At June 30, 2021, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. At June 30, 2021, $227 million was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 2.84%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at June 30, 2021.

MGM China second revolving credit facility. At June 30, 2021, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At June 30, 2021, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at June 30, 2021.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.4 billion and $13.2 billion at June 30, 2021 and December 31, 2020, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 27.8% on income before income taxes and a benefit of 19.6% on loss before income taxes for the three and six months ended June 30, 2021, respectively, compared to benefits of 22.4% and 2.9% on loss before income taxes for the three and six months ended June 30, 2020, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company decreased its valuation allowance for its foreign tax credits (“FTCs”) by $2 million and $5 million in the three and six months ended June 30, 2021, respectively, with a corresponding increase to benefit for income taxes. The Company's FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to assumptions used in this assessment could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

MGM Grand Paradise accepted the terms of an extension of its annual fee arrangement on July 26, 2021.  The extension covers the distributions of profits earned for the period of April 1, 2020 through June 26, 2022.  The agreement with the Macau government allows MGM Grand Paradise to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual fee regardless of the amount of distributable dividends. The agreement requires payments of approximately $1.4 million for the period April 1, 2020 through December 31, 2020, $1.9 million for January 1, 2021 through December 31, 2021, and $0.9 million for the period January 1, 2022 through June 26, 2022.  No amounts have been accrued for the 12% complementary tax on distributions of gaming profits earned after March 31, 2020 through the period ending June 30, 2021 since MGM Grand Paradise generated losses and the extension of the annual fee arrangement is not effective during this period of time. The Company will accrue income tax expense for amounts due under the extension beginning in the period the extension is executed.

During the three months ended June 30, 2021, the Company reached a settlement with the IRS Appeals Office on the examination of its 2014 U.S. consolidated federal income tax return. No cash tax payments were due as a result of the settlement.  During the six months ended June 30, 2021, one of the Company's subsidiaries, Marina District Development Company, LLC, closed an examination in the state of New Jersey for tax years 2015 through 2018 with no change in tax due. As a result of the federal and New Jersey audit closures, the Company reversed $20 million and $30 million of unrecognized tax benefits during the three and six months ended June 30, 2021, respectively.

NOTE 6 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 11 for further discussion of the master lease with MGP.

Bellagio real estate assets. The Bellagio lease has an initial term of 30 years that began on November 15, 2019, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for a fixed 2% escalator to rent for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. As a result of the fixed 2% escalator that went into effect on December 1, 2020 in connection with the commencement of the second lease year, annual cash rent payments increased to $250 million. The Company was in compliance with its applicable lease covenants as of June 30, 2021.

Mandalay Bay and MGM Grand Las Vegas real estate assets. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years that began on February 14, 2020, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for a fixed 2% escalator to rent for the first fifteen years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. As a result of the fixed 2% escalator that went into effect on March 1, 2021 in connection with the commencement of the second lease year, annual cash rent payments increased to $298 million. The Company was in compliance with its applicable lease covenants as of June 30, 2021.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$198,963	$200,105	$397,954	$352,641

Finance lease costs
Interest expense(2)	$(396)	$(12,854)	$(1,052)	$(13,806)
Amortization expense	17,672	17,238	35,486	34,644
Total finance lease costs	$17,276	$4,384	$34,434	$20,838

(1)

Operating lease cost includes $83 million for each of the three months ended June 30, 2021 and 2020 and, $166 million for each of the six months ended June 30, 2021 and 2020 related to the Bellagio lease. Operating lease cost includes $99 million for each of the three months ended June 30, 2021 and 2020 and $197 million and $150 million for the six months ended June 30, 2021 and 2020, respectively, related to the Mandalay Bay and MGM Grand Las Vegas lease.

(2)

For the three and six months ended June 30, 2021 and 2020, interest expense includes the effect of COVID-19 related rent concessions received on certain finance leases, for which such effect was recognized as negative variable rent expense.

	June 30,	December 31,
	2021	2020
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$8,208,972	$8,286,694
Operating lease liabilities - current, classified within "Other accrued liabilities"	$31,402	$31,843
Operating lease liabilities - long-term(2)	8,403,862	8,390,117
Total operating lease liabilities	$8,435,264	$8,421,960

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$165,487	$200,980
Finance lease liabilities - current, classified within "Other accrued liabilities"	$76,681	$80,193
Finance lease liabilities - long-term, classified within "Other long-term obligations"	98,970	134,287
Total finance lease liabilities	$175,651	$214,480

Weighted-average remaining lease term (years)
Operating leases	29	30
Finance leases	2	3

Weighted-average discount rate (%)
Operating leases	8	8
Finance leases	3	3

(1)

As of June 30, 2021 and December 31, 2020, operating lease right-of-use assets, net included $3.6 billion and $3.7 billion related to the Bellagio lease, respectively, and $4.0 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.

(2)

As of June 30, 2021 and December 31, 2020, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods, and $4.1 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$309,321	$273,162
Operating cash outflows from finance leases	2,576	865
Financing cash outflows from finance leases(1)	35,194	9,459

ROU assets obtained in exchange for new lease liabilities
Operating leases	$1,651	$4,121,810
Finance leases	—	167,089

(1)	Included within “Other” within the “Cash flows from financing activities” on the accompanying consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2021 (excluding the six months ended June 30, 2021)	$305,183	$43,448
2022	619,521	72,523
2023	628,027	63,716
2024	638,031	1,032
2025	647,148	516
Thereafter	19,802,317	—
Total future minimum lease payments	22,640,227	181,235
Less: Amount of lease payments representing interest	(14,204,963)	(5,584)
Present value of future minimum lease payments	8,435,264	175,651
Less: Current portion	(31,402)	(76,681)
Long-term portion of lease liabilities	$8,403,862	$98,970

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees.  The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At June 30, 2021, $31 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at June 30, 2021. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China bank guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon the expiration of the gaming subconcession in June 2022. The amount of the bank guarantee was approximately $103 million as of June 30, 2021 when giving effect to foreign currency exchange rate fluctuation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$104,753	$(857,257)	$(227,076)	$(50,388)
Adjustment related to redeemable noncontrolling interests	(37,011)	32,182	(46,439)	40,251
Net income (loss) available to common stockholders – basic	67,742	(825,075)	(273,515)	(10,137)
Other	—	(20)	—	—
Net income (loss) attributable to common stockholders - diluted	$67,742	$(825,095)	$(273,515)	$(10,137)
Denominator:
Weighted-average common shares outstanding – basic	489,459	493,456	491,785	494,434
Potential dilution from share-based awards	5,843	—	—	—
Weighted-average common and common equivalent shares – diluted	495,302	493,456	491,785	494,434
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	1	5,370	8,040	4,623

NOTE 9 — STOCKHOLDERS’ EQUITY

Noncontrolling interest ownership transactions

MGP Class A share issuance – March 2021.  On March 15, 2021, MGP completed an offering of 22 million of its Class A shares, the proceeds of which were used to partially satisfy MGP’s obligations pursuant to the notice of redemption delivered by certain MGM subsidiaries, discussed below. Subsequent to MGP’s Class A share issuance and the redemption of Operating Partnership units, discussed below, the Company indirectly owned 42.1% of the partnership units in the Operating Partnership.

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

MGP Class A share issuances – At-the-Market (“ATM”) program.  During the three months ended June 30, 2021, MGP issued approximately 3 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued approximately 3 million Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the collective issuances, the Company indirectly owned 41.6% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On August 4, 2021 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on September 15, 2021 to holders of record on September 10, 2021.

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

During the three months ended June 30, 2021, the Company repurchased approximately 6 million shares of its common stock at an average price of $39.48 per share for an aggregate amount of $220 million. During the six months ended June 30, 2021, the Company repurchased approximately 9 million shares of its common stock at an average price of $38.90 per share for an aggregate amount of $340 million. Repurchased shares were retired. During the six months ended June 30, 2021, the Company completed its May 2018 $2.0 billion stock repurchase program and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.7 billion as of June 30, 2021.

Subsequent to the quarter ended June 30, 2021, the Company repurchased 7 million shares of its common stock at an average price of $38.72 per share for an aggregate amount of $275 million. Repurchased shares will be retired.

There were no repurchases made during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation	Cash Flow
	Adjustments	Hedges	Other	Total
	(In thousands)
Balances, April 1, 2021	$5,611	$(48,258)	$17,429	$(25,218)
Other comprehensive income (loss) before reclassifications	5,811	(4,674)	—	1,137
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	6,764	—	6,764
Other comprehensive income, net of tax	5,811	2,090	—	7,901
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuances	—	—	371	371
Other	—	—	9	9
Changes in accumulated other comprehensive income:	5,811	2,090	380	8,281
Other comprehensive income attributable to noncontrolling interest	(2,578)	(1,658)	—	(4,236)
Balances, June 30, 2021	$8,844	$(47,826)	$17,809	$(21,173)

Balances, January 1, 2021	$12,964	$(55,357)	$11,716	$(30,677)
Other comprehensive income (loss) before reclassifications	(7,211)	6,006	—	(1,205)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	11,382	—	11,382
Other comprehensive income (loss), net of tax	(7,211)	17,388	—	10,177
Other changes in accumulated other comprehensive income (loss):
MGP Class A share issuances	—	—	3,239	3,239
Redemption of Operating Partnership units	—	—	5,327	5,327
Other	—	—	(2,473)	(2,473)
Changes in accumulated other comprehensive income (loss):	(7,211)	17,388	6,093	16,270
Other comprehensive loss (income) attributable to noncontrolling interest	3,091	(9,857)	—	(6,766)
Balances, June 30, 2021	$8,844	$(47,826)	$17,809	$(21,173)

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

The following tables present the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$353,473	$63,028	$585,567	$337,701
Rooms	298,714	26,105	443,043	388,969
Food and beverage	215,631	21,026	306,050	309,789
Entertainment, retail and other	136,750	40,652	214,872	248,158
	1,004,568	150,811	1,549,532	1,284,617
Regional Operations
Casino	707,864	77,177	1,304,519	613,807
Rooms	48,924	4,181	89,503	60,060
Food and beverage	69,149	4,314	119,513	99,406
Entertainment, retail and other	30,345	3,592	54,098	41,651
	856,282	89,264	1,567,633	814,924
MGM China
Casino	270,935	23,284	532,539	263,698
Rooms	17,389	1,335	30,902	16,544
Food and beverage	17,886	4,431	34,515	17,211
Entertainment, retail and other	4,421	4,148	9,029	7,632
	310,631	33,198	606,985	305,085
Reportable segment net revenues	2,171,481	273,273	3,724,150	2,404,626
Corporate and other	96,481	16,536	191,559	138,000
	$2,267,962	$289,809	$3,915,709	$2,542,626
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$396,805	$(104,447)	$504,924	$163,152
Regional Operations	318,348	(112,085)	560,330	39,635
MGM China	8,581	(116,288)	13,356	(138,278)
Reportable segment Adjusted Property EBITDAR	723,734	(332,820)	1,078,610	64,509

Other operating income (expense)
Corporate and other, net	(106,977)	(159,342)	(243,968)	(261,579)
Preopening and start-up expenses	(90)	82	(95)	(40)
Property transactions, net	28,906	(26,349)	2,835	(81,324)
Gain on REIT transactions, net	—	—	—	1,491,945
Depreciation and amortization	(283,625)	(299,206)	(574,176)	(617,496)
CEO transition expense	—	—	—	(44,401)
October 1 litigation settlement	—	(49,000)	—	(49,000)
Restructuring	—	(19,882)	—	(19,882)
Triple-net operating lease and ground lease rent expense	(189,609)	(189,567)	(379,229)	(331,485)
Gain related to sale of Harmon land - unconsolidated affiliate	49,755	—	49,755	—
Income from unconsolidated affiliates related to real estate ventures	41,666	41,555	83,338	65,069
Operating income (loss)	263,760	(1,034,529)	17,070	216,316
Non-operating income (expense)
Interest expense, net of amounts capitalized	(202,772)	(156,756)	(398,067)	(313,893)
Non-operating items from unconsolidated affiliates	(23,216)	(23,761)	(44,052)	(56,382)
Other, net	87,358	8,321	119,543	(115,943)
	(138,630)	(172,196)	(322,576)	(486,218)
Income (loss) before income taxes	125,130	(1,206,725)	(305,506)	(269,902)
Benefit (provision) for income taxes	(34,826)	270,238	59,872	7,934
Net income (loss)	90,304	(936,487)	(245,634)	(261,968)
Less: Net loss attributable to noncontrolling interests	14,449	79,230	18,558	211,580
Net income (loss) attributable to MGM Resorts International	$104,753	$(857,257)	$(227,076)	$(50,388)

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

In May 2021, the Company entered into an agreement with MGP whereby MGP will acquire the real estate assets of MGM Springfield from the Company for $400 million of cash consideration. MGM Springfield will be added to the master lease between the Company and MGP. Following the closing of the transaction, the annual rent payment to MGP will increase by $30 million, $27 million of which will be fixed and contractually grow at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. The transaction is expected to close in the fourth quarter of 2021, upon receipt of interim regulatory approvals from the Massachusetts Gaming Commission and the satisfaction of other customary closing conditions. Final regulatory approvals, which are not necessary for the transaction to close, are expected to be received within nine to twelve months following the interim regulatory approval. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which will provide for the property to go into a trust (or, at the Company’s option, be returned to the Company) during the interim period in the event that the regulator finds reasonable cause to believe that MGP may not be found suitable. The property will then remain in trust until a final determination regarding MGP’s suitability is made.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as noncontrolling interests in the Company’s consolidated financial statements.

As further described in Note 1, in August 2021, the Company entered into an agreement with VICI and MGP whereby VICI will acquire MGP in a stock-for-stock transaction.  Pursuant to the agreement, MGP Class A shareholders will receive shares of newly issued VICI stock in exchange for each Class A share of MGP and the Company will receive VICI OP units in exchange for each Operating Partnership unit that the Company holds. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. Subsequent to the exchange, VICI OP will redeem the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate $370 million ownership interest in VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that is held by the Company will be cancelled. As part of the transaction, the Company will enter into an amended and restated master lease with VICI.  The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders.

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

Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, our domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits as well as social distancing policies. However, certain operations and amenities are limited or constrained due to available staffing and/or mid-week visitation levels, and in July 2021, certain jurisdictions reinstated mask protection guidelines as a result of the emergence and spread of certain COVID-19 variants.

Although all of our properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to temporary, complete or partial shutdowns in the future. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of our properties, and are unable to predict the length of time it will take for our properties to fully return to normal operations.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme “IVS”) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to our Macau properties. On August 3, 2021, four new COVID-19 cases were reported in Macau, the first of such cases since the onset of the pandemic in early 2020. As a result, the Macau government declared a state of immediate prevention and cancelled or suspended certain events and closed certain entertainment and leisure facilities throughout Macau, however gaming and hotel operations have remained open. On August 4, 2021, mass mandatory nucleic acid testing was imposed in Macau and the testing process is expected to take three days to complete.  It is uncertain whether further closures, including the closure of our properties, or travel restrictions to Macau will be implemented based on the outcome of the test results.

Other Developments

In March 2021, we delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion. See Note 9 in the accompanying consolidated financial statements for information regarding this transaction, which eliminates in consolidation.

In May 2021, we entered into an agreement with MGP whereby MGP will acquire the real estate assets of MGM Springfield from us for $400 million of cash consideration. MGM Springfield will be added to the master lease between us and MGP. The transaction is expected to close in the fourth quarter of 2021, upon receipt of interim regulatory approvals from the Massachusetts Gaming Commission and the satisfaction of other customary closing conditions. See Note 1 and Note 11 in the accompanying consolidated financial statements for information regarding this transaction. All intercompany transactions, including transactions under the master lease with MGP, eliminate in consolidation.

In June 2021, we entered into a definitive agreement to purchase the 50% interest in CityCenter held by Infinity World Development Corp ("Infinity World") for cash consideration of $2.125 billion. The transaction is expected to close in the third quarter of 2021, subject to certain closing conditions. See Note 1 in the accompanying consolidated financial statements for information regarding this transaction.

In June 2021, we also entered into an agreement pursuant to which a fund managed by Blackstone Group Inc. will acquire the real estate assets of Aria and Vdara from us for cash consideration of $3.89 billion and lease the properties back to us pursuant to a lease agreement.   The transaction is expected to close in the third quarter of 2021, subject to certain closing conditions, which include the requisite closing of the equity interest purchase of CityCenter, discussed above. See Note 1 in the accompanying consolidated financial statements for information regarding this transaction.

In August 2021, we entered into an agreement with VICI and MGP whereby VICI will acquire MGP.  Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit we hold. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. Subsequent to the exchange, VICI OP will redeem the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021).  MGP’s Class B share that we hold will be cancelled.

As part of the transaction, we will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three ten-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2.0% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%.  The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders.    See “Item 1A. Risk Factors — The VICI Transaction, the CityCenter transaction and the MGM Springfield transaction each remains subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.”

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Historically, our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•

Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the six months ended June 30, 2021 and the three and six months ended June 30, 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Financial Results

The temporary closure of our properties due to COVID-19 in the comparative periods impacted our financial results. Dates of temporary closure are shown below:

Las Vegas Strip Resorts	Closure Date	Initial Re-opening date
Bellagio	March 17, 2020	June 4, 2020
MGM Grand Las Vegas	March 17, 2020	June 4, 2020
New York-New York	March 17, 2020	June 4, 2020
Excalibur	March 17, 2020	June 11, 2020
Luxor	March 17, 2020	June 25, 2020
Mandalay Bay(1)	March 17, 2020	July 1, 2020
The Mirage(2)	March 17, 2020	August 27, 2020
Park MGM(1)	March 17, 2020	September 30, 2020
Regional Operations
Gold Strike	March 17, 2020	May 25, 2020
Beau Rivage	March 17, 2020	June 1, 2020
MGM Northfield Park	March 14, 2020	June 20, 2020
MGM National Harbor	March 15, 2020	June 29, 2020
MGM Springfield(3)	March 15, 2020	July 13, 2020
Borgata	March 16, 2020	July 26, 2020
MGM Grand Detroit(4)	March 16, 2020	August 7, 2020
Empire City	March 14, 2020	September 21, 2020
(1)	Park MGM and Mandalay Bay’s hotel tower operations were closed midweek starting November 9, 2020 and November 30, 2020, respectively, and full week hotel tower operations resumed on March 3, 2021.
(2)	The Mirage’s hotel tower operations were closed midweek beginning November 30, 2020. The entire property was closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
(3)	MGM Springfield’s hotel was re-closed beginning November 2, 2020, and partial hotel operations resumed with midweek closures on March 5, 2021.
(4)	MGM Grand Detroit re-closed on November 17, 2020 and re-opened on December 23, 2020, with the hotel tower operations resuming February 9, 2021.

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net revenues	$2,267,962	$289,809	$3,915,709	$2,542,626
Operating income (loss)	263,760	(1,034,529)	17,070	216,316
Net income (loss)	90,304	(936,487)	(245,634)	(261,968)
Net income (loss) attributable to MGM Resorts International	104,753	(857,257)	(227,076)	(50,388)

Summary Operating Results

Consolidated net revenues were $2.3 billion for the quarter ended June 30, 2021 compared to $290 million in the prior year quarter, an increase of 683%. While the current year quarter benefited from the easing of operational and capacity restrictions and an increase in travel, the prior year quarter was negatively affected by temporary property closures at our Las Vegas Strip Resorts and Regional Operations due to the pandemic. At MGM China, the prior year quarter was more significantly impacted by travel and entry restrictions in Macau than in the current quarter. These factors resulted in a 566% increase in net revenues at our Las Vegas Strip Resorts, an 859% increase in net revenues at our Regional Operations, and an 836% increase in net revenues at MGM China.

Consolidated operating income was $264 million for the quarter ended June 30, 2021 compared to a loss of $1.0 billion in the prior year quarter. The increase was primarily driven by an increase in net revenues discussed above. In addition, income from unconsolidated affiliates in the current year quarter included a $50 million gain related to CityCenter’s sale of the Harmon land.  Property transactions, net in the current year quarter included a gain of $29 million related to a reduction in the estimate of contingent consideration related to the Empire City acquisition.  Property transactions, net in the prior year quarter included a $26 million other-than-temporary non-cash impairment charge on an equity method investment. Corporate expense decreased $46 million compared to the prior year quarter.  The current year quarter included $6 million of transaction costs, while the prior year quarter included $49 million of October 1 litigation settlement expense, $5 million of restructuring costs, and $9 million of corporate initiatives costs. General and administrative expense increased $117 million in the current year quarter compared to the prior year quarter primarily due to the prior year quarter reflecting the temporary property closures due to the pandemic, partially offset by realized benefits from our cost savings initiatives at our domestic properties.

Consolidated net revenues were $3.9 billion for the six months ended June 30, 2021 compared to $2.5 billion in the prior year period, an increase of 54%. While the prior year was negatively affected by temporary property closures for a portion of the year due to the pandemic, the current year period benefited from the easing of operational and capacity restrictions and an increase in travel primarily within the current year quarter. Additionally, at MGM China, the prior year period was negatively affected by both property closures in the first quarter and more significantly impacted by travel and entry restrictions in Macau than in the current year period. As a result, net revenues at our Las Vegas Strip Resorts increased 21%, Regional Operations increased 92%, and MGM China increased 99%.

Consolidated operating income was $17 million for the six months ended June 30, 2021 compared to $216 million in the prior year period, a decrease of 92%, primarily due to the prior year period benefiting from a $1.5 billion gain related to the MGM Grand Las Vegas and Mandalay Bay real estate transaction in February 2020, partially offset by a current year period increase in net revenues discussed above.  In addition, corporate expense decreased $111 million compared to the prior year period.  Corporate expense in the current year period included $8 million of transaction costs, while the prior year period included $49 million of October 1 litigation settlement expense, $44 million of CEO transition expense, $5 million of restructuring costs, and $13 million of corporate initiatives costs. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Property transactions, net in the current year period included a gain of $29 million related to a reduction in the estimate of contingent consideration related to the Empire City acquisition.  Property transactions, net in the prior year quarter included a $64 million other-than-temporary non-cash impairment charge on an equity method investment. Depreciation expense decreased $43 million compared to the prior year period due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets. General and administrative expense increased $89 million in the current year period compared to the prior year period due primarily to the prior year period reflecting the temporary property closures and a full period of rent expense for the MGM Grand Las Vegas and Mandalay Bay lease in the current year, partially offset by a decrease in payroll expense due to realized benefits from our cost savings initiatives at our domestic properties.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Las Vegas Strip Resorts
Casino revenue	$353,473	$63,028	$585,567	$337,701
Rooms	298,714	26,105	443,043	388,969
Food and beverage	215,631	21,026	306,050	309,789
Entertainment, retail and other	136,750	40,652	214,872	248,158
	1,004,568	150,811	1,549,532	1,284,617
Regional Operations
Casino revenue	707,864	77,177	1,304,519	613,807
Rooms	48,924	4,181	89,503	60,060
Food and beverage	69,149	4,314	119,513	99,406
Entertainment, retail and other	30,345	3,592	54,098	41,651
	856,282	89,264	1,567,633	814,924
MGM China
Casino revenue	270,935	23,284	532,539	263,698
Rooms	17,389	1,335	30,902	16,544
Food and beverage	17,886	4,431	34,515	17,211
Entertainment, retail and other	4,421	4,148	9,029	7,632
	310,631	33,198	606,985	305,085
Reportable segment net revenues	2,171,481	273,273	3,724,150	2,404,626
Corporate and other	96,481	16,536	191,559	138,000
	$2,267,962	$289,809	$3,915,709	$2,542,626

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue was $353 million for the quarter ended June 30, 2021 compared to $63 million in the prior year quarter, an increase of 461%, and casino revenue was $586 million for the six months ended June 30, 2021 compared to $338 million in the prior year period, an increase of 73% due primarily to the temporary property closures for a portion of the prior year period and easing of capacity restrictions and an increase in travel primarily in the current year quarter.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Table Games Drop	$777	$149	$1,306	$991
Table Games Win	$173	$48	$300	$244
Table Games Win %	22.3%	32.5%	23.0%	24.6%
Slots Handle	$3,641	$524	$5,941	$2,980
Slots Win	$351	$49	$563	$279
Slots Win %	9.6%	9.3%	9.5%	9.4%

Las Vegas Strip Resorts rooms revenue was $299 million for the quarter ended June 30, 2021 compared to $26 million in the prior year quarter, an increase of 1,044%, and rooms revenue was $443 million for the six months ended June 30, 2021 compared to $389 million in the prior year period, an increase of 14%, due to the temporary property closures for a portion of the prior year period and easing of operational and capacity restrictions and an increase in travel primarily in the current year quarter.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Occupancy(1)	77%	43%	62%	81%
Average daily rate (ADR)	$149	$154	$142	$181
Revenue per available room (REVPAR)(1)	$115	$66	$88	$146

(1)

Rooms that were out of service, including full and midweek closures, during the six months ended June 30, 2021 and three and six months ended June 30, 2020 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $216 million for the quarter ended June 30, 2021 compared to $21 million in the prior year quarter, an increase of 926% due primarily to the temporary property closures in the prior year quarter.

Las Vegas Strip Resorts food and beverage revenue was $306 million for the six months ended June 30, 2021 compared to $310 million in the prior year period, a decrease of 1%.  The prior year period was negatively affected by temporary property closures for a portion of the prior year period however not all outlets were fully reopened during the current year period and the properties did not benefit from the easing of operational and capacity restrictions and an increase in travel primarily until the latter part of the current year period.

Las Vegas Strip Resorts entertainment, retail and other revenue was $137 million for the quarter ended June 30, 2021 compared to $41 million in the prior year quarter, an increase of 236% due primarily to the temporary property closures in the prior year quarter.

Las Vegas Strip Resorts entertainment, retail and other revenue was $215 million for the six months ended June 30, 2021 compared to $248 million in the prior year period, a decrease of 13% due primarily to the impact of COVID-19. The prior year period was negatively affected by temporary property closures for a portion of the period,  however, venue re-openings and events did not primarily occur until the latter part of the current year period.

Regional Operations

Regional Operations casino revenue was $708 million for the quarter ended June 30, 2021 compared to $77 million in the prior year quarter, an increase of 817%, and casino revenue was $1.3 billion for the six months ended June 30, 2021 compared to $614 million in the prior year period, an increase of 113%, due primarily to the temporary property closures in the prior year periods and easing of operational and capacity restrictions and an increase in travel primarily in the current year quarter.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Table Games Drop	$972	$58	$1,791	$903
Table Games Win	$203	$13	$376	$177
Table Games Win %	20.9%	21.9%	21.0%	19.6%
Slots Handle	$6,514	$485	$11,897	$5,656
Slots Win	$622	$48	$1,149	$543
Slots Win%	9.6%	10.0%	9.7%	9.6%

Regional Operations rooms revenue was $49 million for the quarter ended June 30, 2021 compared to $4 million in the prior year quarter, an increase of 1,070%, and rooms revenue was $90 million for the six months ended June 30, 2021 compared to $60 million in the prior year period, an increase of 49%, due primarily to the temporary property closures in the prior year periods and easing of operational and capacity restrictions and an increase in travel primarily in the current year quarter.

Regional Operations food and beverage revenue was $69 million for the quarter ended June 30, 2021 compared to $4 million in the prior year quarter, an increase of 1,503%, and food and beverage revenue was $120 million for the six months ended June 30, 2021 compared to $99 million in the prior year period, an increase of 20%, due primarily to the temporary property closures in the prior year periods and easing of capacity restrictions primarily in the current year quarter.

Regional Operations entertainment, retail and other revenue was $30 million for the quarter ended June 30, 2021 compared to $4 million in the prior year quarter, an increase of 745%, and entertainment, retail and other revenue was $54 million for the six months ended June 30, 2021 compared to $42 million in the prior year period, an increase of 30%, due primarily to temporary property closures in the prior year periods and easing of capacity restrictions primarily in the current year quarter.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in millions)
VIP Table Games Turnover	$2,590	$450	$4,963	$3,875
VIP Table Games Win	$71	$12	$149	$120
VIP Table Games Win %	2.7%	2.6%	3.0%	3.1%
Main Floor Table Games Drop	$1,258	$66	$2,302	$843
Main Floor Table Games Win	$252	$12	$482	$199
Main Floor Table Games Win %	20.1%	17.5%	21.0%	23.6%

MGM China net revenues were $311 million for the quarter ended June 30, 2021 compared to $33 million in the prior year quarter, an increase of 836%, and net revenues were $607 million for the six months ended June 30, 2021 compared to $305 million in the prior year period, an increase of 99%. The prior year was negatively affected by both property closures in February 2020 and was more significantly impacted by travel and entry restrictions in Macau than in the current year period.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $75 million and $16 million for the three months ended June 30, 2021 and 2020, respectively, and $133 million and $114 million for the six months ended June 30, 2020, respectively, which increased for the respective comparative periods due primarily to the property closures and other operational restrictions related to the pandemic in the prior year periods. See below for additional discussion of our share of operating results from unconsolidated affiliates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Las Vegas Strip Resorts	$396,805	$(104,447)	$504,924	$163,152
Regional Operations	318,348	(112,085)	560,330	39,635
MGM China	8,581	(116,288)	13,356	(138,278)
Corporate and other	(106,977)	(159,342)	(243,968)	(261,579)
Adjusted EBITDAR	$616,757		$834,642

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $397 million for the quarter ended June 30, 2021 compared to a loss of $104 million in the prior year quarter.  The current year quarter benefited from the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Adjusted Property EBITDAR of $505 million for the six months ended June 30, 2021 compared to $163 million in the prior year period, an increase of 209%. Adjusted Property EBITDAR margin increased to 32.6% for the six months ended June 30, 2021 compared to 12.7% in the prior year period as the current year period benefited from the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $318 million for the quarter ended June 30, 2021 compared to a loss of $112 million in the prior year quarter due to the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Adjusted Property EBITDAR of $560 million for the six months ended June 30, 2021 compared to $40 million in the prior year period, an increase of 1,314%. Regional Operations Adjusted Property EBITDAR margin increased to 35.7% for the six months ended June 30, 2021 compared to 4.9% in the prior year period as the current year benefitted from the increase in revenues, discussed above, as well as realized benefits from our cost saving initiatives.

MGM China

MGM China’s Adjusted Property EBITDAR was $9 million for the three months ended June 30, 2021 compared to a loss of $116 million in the prior year quarter, as the prior year quarter was more significantly impacted by travel and entry restrictions in Macau as well as other operational restrictions related to the pandemic than in the current quarter. License fee expense was $5 million in the current quarter and $1 million in the prior year quarter.

Adjusted Property EBITDAR of $13 million for the six months ended June 30, 2021 compared to a loss of $138 million in the prior year period. The increase was due primarily to the temporary property closures in the prior year period as well as being more significantly impacted by travel and entry restrictions in Macau and other operational restrictions related to the pandemic than in the current period. License fee expense was $11 million for the six months ended June 30, 2021 and $5 million in the prior year period.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
CityCenter	$90,212	$(39,113)	$87,380	$(18,447)
MGP BREIT Venture	38,954	38,861	77,917	58,811
BetMGM	(45,979)	(5,241)	(105,215)	(15,918)
Other	151	(2,860)	(2,323)	2,949
	$83,338	$(8,353)	$57,759	$27,395

In June, 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain.  We recorded a $50 million gain, which included $15 million of our 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences.

Our share of CityCenter’s operating income, including certain basis difference adjustments, was $90 million for the three months ended June 30, 2021 and CityCenter’s operating loss was $39 million for the three months ended June 30, 2020 due primarily to the gain related to the sale of its Harmon land in the current quarter, discussed above, and the temporary property closures in the prior year quarter.

Our share of CityCenter’s operating income, including certain basis difference adjustments, was $87 million for the six months ended June 30, 2021 and CityCenter’s operating loss was $18 million for the six months ended June 30, 2020, due primarily to the gain related to on the sale of its Harmon land in the current year period, discussed above, and the temporary property closures in the prior year period.

Non-operating Results

Interest Expense

Gross interest expense was $203 million and $157 million for the three months ended June 30, 2021 and 2020, respectively, and $399 million and $315 million for the six months ended June 30, 2021 and 2020, respectively. The increase in gross interest expense when compared to the respective prior year periods is due primarily to the increase in average debt outstanding related to senior notes due to the issuances by us, the Operating Partnership, and MGM China in 2020 and 2021, partially offset by a decrease in the weighted average interest rate of the senior notes. See Note 4 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $87 million and $8 million for the three months ended June 30, 2021 and 2020, respectively. The current quarter included an $86 million gain on investment which is related primarily to the change in measurement of an equity instrument that previously qualified for the measurement alternative under ASC 321, which was discontinued upon the equity interest having a readily determinable fair value as a result of becoming exchange traded, a $6 million loss on the Operating Partnership’s unhedged interest rate swaps, $5 million of foreign currency remeasurement gains primarily related to MGM China’s U.S. dollar-denominated senior notes, and $6 million of interest income.

Other income, net was $120 million for the six months ended June 30, 2021 compared to other expense, net of $116 million in the prior year period. The current year period included an $86 million gain on investment, discussed above, a $29 million gain on the Operating Partnership’s unhedged interest rate swaps, $1 million of foreign currency remeasurement losses primarily related to MGM China’s U.S. dollar-denominated senior notes, and $11 million of interest income. The prior year period included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility and a $11 million loss on the Operating Partnership’s unhedged interest rate swaps, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes, and $21 million of interest income. Refer to Note 4 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate was a provision of 27.8% on income before income taxes for the three months ended June 30, 2021, compared to a benefit of 22.4% on loss before income taxes in the prior year quarter.  The differing effective tax rates resulted primarily from changes in the mix of U.S. and foreign income and losses and the increase in the foreign tax credit valuation allowance recorded in the prior year quarter that reduced the benefit recorded on loss before income taxes in such quarter.

Our effective tax rate was a benefit of 19.6% on loss before income taxes for the six months ended June 30, 2021, compared to a benefit of 2.9% on loss before income taxes in the prior year period.  The effective rate for the prior year period was unfavorably impacted by tax expense recorded on the MGP BREIT Venture transaction and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits.

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

Non-GAAP measure

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, CEO transition expense, October 1 litigation settlement, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net.

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

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$104,753	$(857,257)	$(227,076)	$(50,388)
Plus: Net loss attributable to noncontrolling interests	(14,449)	(79,230)	(18,558)	(211,580)
Net income (loss)	90,304	(936,487)	(245,634)	(261,968)
Provision (benefit) for income taxes	34,826	(270,238)	(59,872)	(7,934)
Income (loss) before income taxes	125,130	(1,206,725)	(305,506)	(269,902)
Non-operating (income) expense
Interest expense, net of amounts capitalized	202,772	156,756	398,067	313,893
Non-operating items from unconsolidated affiliates	23,216	23,761	44,052	56,382
Other, net	(87,358)	(8,321)	(119,543)	115,943
	138,630	172,196	322,576	486,218
Operating income (loss)	263,760	(1,034,529)	17,070	216,316
Preopening and start-up expenses	90	(82)	95	40
Property transactions, net	(28,906)	26,349	(2,835)	81,324
Gain on REIT transactions, net	—	—	—	(1,491,945)
Depreciation and amortization	283,625	299,206	574,176	617,496
CEO transition expense	—	—	—	44,401
October 1 litigation settlement	—	49,000	—	49,000
Restructuring	—	19,882	—	19,882
Triple-net operating lease and ground lease rent expense	189,609	189,567	379,229	331,485
Gain related to sale of Harmon land - unconsolidated affiliate	(49,755)	—	(49,755)	—
Income from unconsolidated affiliates related to real estate ventures	(41,666)	(41,555)	(83,338)	(65,069)
Adjusted EBITDAR	$616,757		$834,642

Guarantor Financial Information

As of June 30, 2021, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	June 30,	December 31,
	2021	2020
Balance Sheet	(In thousands)
Current assets	$5,681,035	$4,749,542
Investment in the MGP Operating Partnership	2,204,437	1,617,055
Intercompany accounts due from non-guarantor subsidiaries	—	16,622
MGP master lease right-of-use asset, net	6,668,629	6,714,101
Other long-term assets	12,359,922	12,318,912
MGP master lease operating lease liabilities – current	155,510	153,415
Other current liabilities	1,368,104	1,123,814
Intercompany accounts due to non-guarantor subsidiaries	50,545	—
MGP master lease operating lease liabilities – noncurrent	7,134,278	7,191,450
Other long-term liabilities	15,809,364	15,827,794

Six Months Ended
June 30,
2021
Income Statement	(In thousands)
Net revenues	$2,565,707
MGP master lease rent expense	(317,024)
Operating loss	(104,384)
Loss from continuing operations	(11,592)
Net income	43,029
Net income attributable to MGM Resorts International	43,029

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $368 million in the six months ended June 30, 2021 compared to cash used in operating activities of $1.1 billion in the six months ended June 30, 2020. The change from the prior year period was due primarily to the increase in revenues discussed within the results of operations section above and additionally due to the prior year period being negatively affected by a change in working capital related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities as a result of the COVID-19 pandemic.

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

Cash used in investing activities was $274 million in the six months ended June 30, 2021 compared to cash provided by investing activities of $2.3 billion in the six months ended June 30, 2020. In the six months ended June 30, 2021, we made $183 million in capital expenditures, as further discussed below, and contributed $100 million to our unconsolidated affiliate, BetMGM LLC (“BetMGM”). In comparison, in the prior year we received $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas, which was partially offset by $140 million in capital expenditures and a $30 million investment made in BetMGM. In the prior year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution paid by CityCenter.

Capital Expenditures

We made capital expenditures of $183 million in the six months ended June 30, 2021, of which $42 million related to MGM China. Capital expenditures at MGM China included $33 million primarily related to construction of the south tower project at MGM Cotai and $9 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $141 million primarily relate to expenditures in information technology and room remodels.

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

Financing activities. Cash provided by financing activities was $430 million in the six months ended June 30, 2021 compared to $1.2 billion in the six months ended June 30, 2020. In the six months ended June 30, 2021, we had net borrowings of debt of $198 million, as further discussed below, received net proceeds of $793 million from the issuance of MGP’s Class A shares, distributed $156 million to noncontrolling interest owners, and we repurchased $340 million of our common stock. In comparison, in the prior year period, we had net proceeds from the incurrence of a bridge loan facility of $1.3 billion in connection with the Mandalay Bay and MGM Grand real estate transaction, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $62 million as further discussed below, repurchased $354 million of our common stock, distributed $155 million to noncontrolling interest owners, and paid $75 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2021, we had net borrowings of debt of $198 million which consisted of MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%, offset by $542 million of net repayments on MGM China’s first revolving credit facility and the Operating Partnership’s repayment of $10 million on its revolving credit facility. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

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

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the six months ended June 30, 2021, we repurchased and retired $340 million of our common stock pursuant to our May 2018 $2.0 billion and February 2020 $3.0 billion stock repurchase plans. As a result of those repurchases, we completed our May 2018 $2.0 billion stock repurchase program, and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.7 billion as of June 30, 2021. During the six months ended June 30, 2020, we repurchased and retired $354 million of our common stock pursuant to our May 2018 $2.0 billion stock repurchase plan.

In March 2021 and June 2021, we paid dividends of $0.0025 per share, totaling $2 million, paid during the six months ended June 30, 2021. In March 2020, we paid a dividend of $0.15 per share, and in June 2020 we paid a dividend of $0.0025 per share, totaling $75 million paid during the six months ended June 30, 2020.

The Operating Partnership paid the following distributions to its partnership unit holders during the six months ended June 30, 2021 and 2020:

•	$268 million of distributions paid in 2021, of which we received $128 million and MGP received $140 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•	$306 million of distributions paid in 2020, of which we received $190 million and MGP received $116 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, financial condition, results of operations, and cash flows. During this time, we have remained committed to managing our expenses to strengthen our liquidity position. As of June 30, 2021, we had cash and cash equivalents of $5.6 billion, of which MGM China held $331 million and the Operating Partnership held $298 million. In addition to our cash and cash equivalent balance, we currently have significant real estate assets and other holdings: we own MGM Springfield, (refer to Note 1 for discussion on our agreement entered into in May 2021 to sell the real estate assets of MGM Springfield to MGP), a 50% interest in CityCenter in Las Vegas (refer to Note 1 for discussion on our agreement entered into in June 2021 to acquire the 50% equity interest in CityCenter as well as the agreement to sell and lease back the real estate assets of Aria and Vdara), a 41.6% economic interest in MGP (refer to Note 1 for discussion on our agreement entered into in August 2021 regarding the VICI Transaction), and an approximate 56% interest in MGM China.

At June 30, 2021, we had $12.7 billion in principal amount of indebtedness, including $227 million outstanding under the $1.25 billion MGM China first revolving credit facility. No amounts were drawn on our $1.5 billion revolving credit facility, the $1.35 billion Operating Partnership revolving credit facility, or the $400 million MGM China second revolving credit facility. We have no debt maturing prior to 2022.

Subsequent to the quarter ended June 30, 2021, we repurchased approximately 7 million shares of our common stock at an average price of $38.72 per share for an aggregate amount of $275 million. Repurchased shares will be retired.

We have planned capital expenditures expected over the remainder of the year of approximately $285 million to $295 million domestically, as well as an additional $30 million to $40 million relating to CityCenter capital expenditures that are expected to occur in the fourth quarter of 2021, assuming the transaction closes in the third quarter of 2021. Additionally, we have planned capital expenditures over the remainder of the year of approximately $50 million to $60 million at MGM China. As of June 30, 2021, our expected cash interest payments over the next twelve months are approximately $340 million to $345 million, excluding MGP and MGM China, and approximately $735 million to $745 million on a consolidated basis. We are also currently required to make annual rent payments of $843 million under the master lease with MGP, annual rent payments of $250 million under the lease with Bellagio BREIT Venture, and annual rent payments of $298 million under the lease with MGP BREIT Venture, which leases are also subject to annual escalators.

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

In July 2021, the Operating Partnership paid $138 million of distributions to its partnership unit holders, of which we received $57 million and MGP received $81 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On August 4, 2021, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on September 15, 2021 to holders of record on September 10, 2021. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and continues to impact our business, financial condition and results of operations. As widespread vaccine distribution continues and operational restrictions have eased, we have seen economic recovery in some of the market segments in which we operate, as shown in our summary operating results. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

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

As of June 30, 2021, variable rate borrowings represented approximately 2% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.783% on a total notional amount of $700 million. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

								Fair Value
	Debt maturing in							June 30,
	2021	2022	2023	2024	2025	Thereafter	Total	2021
	(In millions)
Fixed-rate	$—	$1,000	$1,250	$1,800	$2,725	$5,675	$12,450	$13,207
Average interest rate	N/A	7.8%	6.0%	5.5%	5.6%	5.0%	5.5%
Variable rate	$—	$—	$—	$227	$–	$—	$227	$227
Average interest rate	N/A	N/A	N/A	2.8%	N/A	N/A	2.8%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of June 30, 2021, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow, execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, the closing of the VICI Transaction, the CityCenter transaction and the MGM Springfield transaction, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, the Operating Partnership or CityCenter, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•

although all of our properties are open to the public, we are unable to predict the length of time it will take for our properties to fully return to normal operations or if such properties will be required to close again or be subject to operating and other restrictions due to the COVID-19 pandemic, including due to the spread of COVID-19 variants;

•

we have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees;

•

the VICI Transaction, the CityCenter transaction and the MGM Springfield transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;

•

potential litigation instituted against us, our transaction counterparties, or our respective directors challenging the VICI Transaction may prevent such transaction from becoming effective within the expected timeframe or at all;

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

•	the fact that co-investing in properties, including our investment in CityCenter and BetMGM, decreases our ability to manage risk;
•	the fact that future construction, development, or expansion projects will be subject to significant development and construction risks;
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

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 7 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors previously disclosed in our 2020 Annual Report on Form 10-K, except as discussed below.

The VICI Transaction, the CityCenter transaction and the MGM Springfield transaction each remains subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.

Each of the VICI Transaction, the CityCenter transaction and the MGM Springfield transaction is subject to certain closing conditions, which may not be satisfied within the anticipated timeframe or at all. For example, completion of the transactions remains subject to the receipt of certain gaming regulatory approvals. There can be no assurance that any required gaming approvals will be obtained, and the regulatory authorities from which approvals are required may impose conditions on the consummation of the transaction or require changes to the terms of the transaction or agreements to be entered into in connection with the transaction. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding the completion of the transactions, which might reduce the anticipated benefits to us of the transaction or have an adverse effect on our business, financial condition and results of operations. The completion of the VICI Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of VICI’s shareholders, (ii) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the transaction, (iii) the effectiveness of the registration statement for VICI’s shares to be issued in the VICI Transaction and the authorization for listing of those shares on the New York Stock Exchange, (iv) the absence of a material adverse effect on the parties to the master transaction agreement, (v) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to customary materiality standards, and (vi) compliance of each party with its respective covenants under the master transaction agreement. No assurance can be given that these or any other required conditions to closing will be satisfied. If the conditions precedent to the VICI Transaction are not satisfied, the VICI Transaction will not be completed unless such conditions are validly waived. Such conditions may jeopardize or delay the completion of the transaction or may reduce the anticipated benefits of the transaction.

Similarly, the CityCenter equity purchase and the sale leaseback of the real estate assets of Aria and Vdara are expected to close in the third quarter of 2021, but remain subject to the satisfaction of the respective closing conditions set forth under the equity purchase agreement and master transaction agreement, including, but not limited to: the receipt of necessary approvals from applicable gaming authorities for the transactions; the performance and compliance of the applicable parties with their respective covenants and agreements under the agreements; the absence of any injunctions, laws or orders promulgated by relevant courts or governmental entities preventing the relevant transactions; and, in the case of the master transaction agreement, the closing of the transactions contemplated by the equity purchase agreement with Infinity World. As a result, the possible timing of the CityCenter transactions and the likelihood of the completion such transactions are uncertain, and there can be no assurance that the CityCenter transactions will be completed on the expected terms contemplated by the equity purchase agreement and master transaction agreement, on the currently anticipated timing, or at all.

In addition, although the sale of the real estate assets of MGM Springfield to MGP is expected to close in the fourth quarter of 2021, the transaction is subject to the receipt of interim regulatory approvals from the Massachusetts Gaming Commission and the satisfaction of the other customary closing conditions. There can be no assurance, however, that such interim regulatory approvals will be received, or that other closing conditions will be satisfied. Accordingly, the MGM Springfield transaction and the likelihood of the completion of such transaction also remain uncertain, and there can be no assurance that the MGM Springfield transaction will be completed on the expected terms contemplated by the agreement, on the currently anticipated timing, or at all.

If any of the transactions are not completed, or are not completed on a timely basis, our business may be adversely affected and, without realizing any of the benefits of having completed such transactions, we may be subject to additional risks, costs and expenses, including, but not limited to, the following:

•	we will be required to pay our costs relating to such transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•	the diversion of time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;

•	we may be subject to negative publicity or be negatively perceived by the investment or business communities as a result of the failure to consummate any or all of the transactions;

•

the price of our shares may decline to the extent that the current market price of our shares reflects a higher price than it otherwise would have based on the assumption that any or all of the transactions will be consummated;

•	we would have incurred significant expenses relating to such transactions that we may be unable to recover; and

•	we may be subject to litigation related to the failure to consummate the transactions or to perform our obligations under the respective transaction agreements.

In addition, we entered into the transactions as part of our current growth strategy to pursue and execute on an asset-light business model, which involves a comprehensive review of our owned real estate assets to determine whether those assets can be monetized efficiently to allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities and to return value to our shareholders. Even if the transactions are completed as currently anticipated, there can be no assurances that any anticipated benefits from the transactions will be realized as expected or that such benefits will be achieved within the anticipated time frame or at all. Failure to achieve the anticipated benefits of the transactions could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of such transactions and negatively impact the price of our common stock.

Potential litigation instituted against us, our transaction counterparties, or our respective directors challenging the proposed VICI Transaction may prevent such transaction from becoming effective within the expected timeframe or at all.

Potential litigation related to the VICI Transaction may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the VICI Transaction. One of the conditions to the VICI Transaction under the master transaction agreement is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any governmental authority of competent jurisdiction prohibiting consummation of the VICI Transaction or any other transactions contemplated by the master transaction agreement shall be in effect. Accordingly, any such injunctive or other relief may prevent the VICI Transaction from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect our business and the businesses of the counterparties to such transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2021:

			Total Number	Dollar Value of
	Total		of Shares	Shares that May
	Number of	Average	Purchased as	Yet be Purchased
	Shares	Price Paid	Part of a Publicly	Under the Programs
Period	Purchased	per Share	Announced Program	(In thousands)
April 1, 2021 — April 30, 2021	1,406,720	$39.09	1,406,720	$2,829,511
May 1, 2021 — May 31, 2021	2,973,140	$38.72	2,973,140	$2,714,380
June 1, 2021 — June 30, 2021	1,202,073	$41.82	1,202,073	$2,664,114

In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended June 30, 2021 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.	Exhibits

2.1

Equity Purchase Agreement by and between MGM CC Holdings, Inc., Infinity World Development Corp. and, solely for purposes of Article X thereof, MGM Resorts International, dated as of June 30, 2021 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on July 1, 2021).

2.2

Master Transaction Agreement by and among MGM Resorts International, CityCenter Land, LLC and BCORE Ace Holdings LLC, dated as of June 30, 2021 (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the Commission on July 1, 2021).

10.1	First Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of April 14, 2021.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MGM Resorts International agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

MGM Resorts International
Date: August 6, 2021	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2021		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)