Form 10-Q
period 2021-09-30
MGM Resorts International
filed 2021-11-03
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(702) 693-7120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock (Par Value $0.01)	MGM	New York Stock Exchange	NYSE
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Stock, $0.01 par value	468,959,843 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$5,570,833	$5,101,637
Accounts receivable, net	532,298	316,502
Inventories	94,198	88,323
Income tax receivable	199,010	243,415
Prepaid expenses and other	273,982	200,782
Total current assets	6,670,321	5,950,659

Property and equipment, net	14,528,041	14,632,091

Other assets
Investments in and advances to unconsolidated affiliates	941,145	1,447,043
Goodwill	3,484,966	2,091,278
Other intangible assets, net	3,669,107	3,643,748
Operating lease right-of-use assets, net	11,551,415	8,286,694
Other long-term assets, net	493,328	443,421
Total other assets	20,139,961	15,912,184
	$41,338,323	$36,494,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$273,447	$142,523
Construction payable	27,921	30,149
Current portion of long-term debt	1,000,000	—
Accrued interest on long-term debt	185,502	138,832
Other accrued liabilities	1,923,590	1,545,079
Total current liabilities	3,410,460	1,856,583

Deferred income taxes, net	2,389,277	2,153,016
Long-term debt, net	11,618,913	12,376,684
Operating lease liabilities	11,775,109	8,390,117
Other long-term obligations	362,823	472,084
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	120,764	66,542
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 469,728,258 and 494,317,865 shares	4,697	4,943
Capital in excess of par value	2,639,804	3,439,453
Retained earnings	4,210,726	3,091,007
Accumulated other comprehensive loss	(25,273)	(30,677)
Total MGM Resorts International stockholders' equity	6,829,954	6,504,726
Noncontrolling interests	4,831,023	4,675,182
Total stockholders' equity	11,660,977	11,179,908
	$41,338,323	$36,494,934
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Casino	$1,400,337	$690,218	$3,835,094	$1,907,893
Rooms	490,460	175,450	1,053,907	641,024
Food and beverage	416,478	126,317	876,556	552,797
Entertainment, retail and other	315,693	101,618	639,926	420,132
Reimbursed costs	84,571	32,317	217,765	146,700
	2,707,539	1,125,920	6,623,248	3,668,546
Expenses
Casino	640,041	368,310	1,808,849	1,197,373
Rooms	160,864	107,361	402,364	321,221
Food and beverage	301,963	133,937	651,349	533,879
Entertainment, retail and other	204,742	87,592	385,293	342,878
Reimbursed costs	84,571	32,317	217,765	146,700
General and administrative	623,275	543,293	1,759,891	1,591,163
Corporate expense	112,114	70,437	287,021	356,823
Preopening and start-up expenses	1,547	11	1,642	51
Property transactions, net	3,677	4,116	842	85,440
Gain on REIT transactions, net	—	—	—	(1,491,945)
Gain on consolidation of CityCenter, net	(1,562,329)	—	(1,562,329)	—
Depreciation and amortization	279,403	294,363	853,579	911,859
	849,868	1,641,737	4,806,266	3,995,442
Income from unconsolidated affiliates	35,111	20,635	92,870	48,030
Operating income (loss)	1,892,782	(495,182)	1,909,852	(278,866)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(200,049)	(173,808)	(598,116)	(487,701)
Non-operating items from unconsolidated affiliates	(23,421)	(23,604)	(67,473)	(79,986)
Other, net	(49,241)	13,889	70,302	(102,054)
	(272,711)	(183,523)	(595,287)	(669,741)
Income (loss) before income taxes	1,620,071	(678,705)	1,314,565	(948,607)
Benefit (provision) for income taxes	(282,135)	76,734	(222,263)	84,668
Net income (loss)	1,337,936	(601,971)	1,092,302	(863,939)
Less: Net loss attributable to noncontrolling interests	12,497	67,240	31,055	278,820
Net income (loss) attributable to MGM Resorts International	$1,350,433	$(534,731)	$1,123,357	$(585,119)
Earnings (loss) per share
Basic	$2.81	$(1.08)	$2.19	$(1.10)
Diluted	$2.77	$(1.08)	$2.17	$(1.10)
Weighted average common shares outstanding
Basic	478,405	493,517	487,509	494,126
Diluted	484,215	493,517	493,184	494,126
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,337,936	$(601,971)	$1,092,302	$(863,939)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,956)	538	(19,167)	29,163
Unrealized gain (loss) on cash flow hedges	7,241	(448)	24,629	(90,648)
Other comprehensive income (loss)	(4,715)	90	5,462	(61,485)
Comprehensive income (loss)	1,333,221	(601,881)	1,097,764	(925,424)
Less: Comprehensive loss attributable to noncontrolling interests	13,111	66,810	24,903	306,236
Comprehensive income (loss) attributable to MGM Resorts International	$1,346,332	$(535,071)	$1,122,667	$(619,188)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,092,302	$(863,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	853,579	911,859
Amortization of debt discounts, premiums and issuance costs	30,136	24,918
Loss on early retirement of debt	37	126,462
Provision for credit losses	5,815	76,228
Stock-based compensation	38,688	77,681
Property transactions, net	842	85,440
Gain on REIT transaction, net	—	(1,491,945)
Gain on consolidation of CityCenter, net	(1,562,329)	—
Noncash lease expense	131,586	139,914
Other investment gains	(38,572)	—
Loss (income) from unconsolidated affiliates	(25,397)	31,956
Distributions from unconsolidated affiliates	74,418	62,399
Deferred income taxes	153,464	49,633
Change in operating assets and liabilities:
Accounts receivable	(167,622)	192,393
Inventories	5,310	5,692
Income taxes receivable and payable, net	44,406	(143,213)
Prepaid expenses and other	(52,155)	(44,895)
Accounts payable and accrued liabilities	382,122	(450,378)
Other	(79,925)	(39,810)
Net cash provided by (used in) operating activities	886,705	(1,249,605)
Cash flows from investing activities
Capital expenditures, net of construction payable	(322,139)	(177,571)
Dispositions of property and equipment	10,191	433
Proceeds from sale of investments in unconsolidated affiliates	32,400	—
Proceeds from sale of Aria and Vdara real estate assets	3,888,431	—
Acquisition of CityCenter, net of cash acquired	(1,789,604)	—
Proceeds from Mandalay Bay and MGM Grand Las Vegas transaction	—	2,455,839
Investments in unconsolidated affiliates	(151,845)	(71,110)
Distributions from unconsolidated affiliates	9,245	63,578
Other	342	385
Net cash provided by investing activities	1,677,021	2,271,554
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(2,242,487)	(1,071,180)
Issuance of long-term debt	749,775	2,050,000
Retirement of senior notes	—	(846,815)
Debt issuance costs	(11,358)	(42,030)
Proceeds from issuance of bridge loan facility	—	1,304,625
Issuance of MGM Growth Properties Class A shares, net	792,851	524,704
Dividends paid to common shareholders	(3,638)	(76,370)
Distributions to noncontrolling interest owners	(239,514)	(219,775)
Purchases of common stock	(1,026,194)	(353,720)
Other	(112,862)	(29,601)
Net cash provided by (used in) financing activities	(2,093,427)	1,239,838
Effect of exchange rate on cash	(1,103)	2,481
Cash and cash equivalents
Net increase for the period	469,196	2,264,268
Balance, beginning of period	5,101,637	2,329,604
Balance, end of period	$5,570,833	$4,593,872

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$508,056	$428,520
Federal, state and foreign income taxes paid, net	34,836	8,595
Non-cash investing and financing activities
Investment in MGP BREIT Venture	$—	$802,000
MGP BREIT Venture assumption of bridge loan facility	—	1,304,625
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
Balances, June 30, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122
Net income (loss)	—	—	—	1,350,433	—	1,350,433	(15,157)	1,335,276
Currency translation adjustment	—	—	—	—	(6,686)	(6,686)	(5,270)	(11,956)
Cash flow hedges	—	—	—	—	2,585	2,585	4,656	7,241
Stock-based compensation	—	—	10,084	—	—	10,084	1,197	11,281
Issuance of common stock pursuant to stock-based compensation awards	408	4	(6,228)	—	—	(6,224)	—	(6,224)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,266)	(3,266)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,181)	—	(1,181)	—	(1,181)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(81,459)	(81,459)
Repurchases of common stock	(17,210)	(172)	(686,361)	—	—	(686,533)	—	(686,533)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(7,580)	—	—	(7,580)	—	(7,580)
MGP Class A share issuances	—	—	40	—	1	41	230	271
Other	—	—	(5,166)	—	—	(5,166)	6,151	985
Balances, September 30, 2021	469,728	$4,697	$2,639,804	$4,210,726	$(25,273)	$6,829,954	$4,831,023	$11,660,977

Balances, December 31, 2020	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net income (loss)	—	—	—	1,123,357	—	1,123,357	(38,364)	1,084,993
Currency translation adjustment	—	—	—	—	(10,806)	(10,806)	(8,361)	(19,167)
Cash flow hedges	—	—	—	—	10,116	10,116	14,513	24,629
Stock-based compensation	—	—	35,271	—	—	35,271	3,417	38,688
Issuance of common stock pursuant to stock-based compensation awards	1,352	13	(17,895)	—	—	(17,882)	—	(17,882)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(166,236)	(166,236)
Dividends declared and paid to common shareholders ($0.0075 per share)	—	—	—	(3,638)	—	(3,638)	—	(3,638)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(81,459)	(81,459)
Repurchases of common stock	(25,942)	(259)	(1,025,935)	—	—	(1,026,194)	—	(1,026,194)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(54,019)	—	—	(54,019)	—	(54,019)
MGP Class A share issuances	—	—	99,934	—	3,240	103,174	656,361	759,535
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(8,337)	—	(2,473)	(10,810)	3,457	(7,353)
Balances, September 30, 2021	469,728	$4,697	$2,639,804	$4,210,726	$(25,273)	$6,829,954	$4,831,023	$11,660,977

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
Balances, June 30, 2020	493,281	$4,933	$3,333,074	$4,075,812	$(39,030)	$7,374,789	$4,973,993	$12,348,782
Net loss	—	—	—	(534,731)	—	(534,731)	(69,423)	(604,154)
Currency translation adjustment	—	—	—	—	424	424	114	538
Cash flow hedges	—	—	—	—	(764)	(764)	316	(448)
Stock-based compensation	—	—	19,739	—	—	19,739	2,209	21,948
Issuance of common stock pursuant to stock-based compensation awards	26	—	(129)	—	—	(129)	—	(129)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,044)	(1,044)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,233)	—	(1,233)	—	(1,233)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,009	—	—	3,009	—	3,009
Other	—	—	—	—	—	—	(522)	(522)
Balances, September 30, 2020	493,307	$4,933	$3,355,693	$3,539,848	$(39,370)	$6,861,104	$4,841,558	$11,702,662

Balances, December 31, 2019	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net loss	—	—	—	(585,119)	—	(585,119)	(282,974)	(868,093)
Currency translation adjustment	—	—	—	—	16,353	16,353	12,810	29,163
Cash flow hedges	—	—	—	—	(50,422)	(50,422)	(40,226)	(90,648)
Stock-based compensation	—	—	73,062	—	—	73,062	4,619	77,681
Issuance of common stock pursuant to stock-based compensation awards	1,020	11	(7,140)	—	—	(7,129)	—	(7,129)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(155,081)	(155,081)
Dividends declared and paid to common shareholders ($0.1550 per share)	—	—	—	(76,370)	—	(76,370)	—	(76,370)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,085)	(64,085)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	42,029	—	—	42,029	—	42,029
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	12,055	—	4,772	16,827	(20,032)	(3,205)
Other	—	—	(1,628)	—	(458)	(2,086)	(131)	(2,217)
Balances, September 30, 2020	493,307	$4,933	$3,355,693	$3,539,848	$(39,370)	$6,861,104	$4,841,558	$11,702,662

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

As of September 30, 2021, the Company owns and operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company owns, along with local investors, and operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, and MGM Springfield in Springfield, Massachusetts. The Company also owns and operates Borgata located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike in Tunica. Additionally, the Company owns and operates The Park, a dining and entertainment district located between New York-New York and Park MGM, Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts, and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its businesses are conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. As of September 30, 2021, the Company owned 41.6% of the Operating Partnership units, and MGP held the remaining 58.4% ownership interest in the Operating Partnership.

Pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, and MGM Northfield Park. Pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”), the Company leases the real estate assets of Bellagio. Additionally, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”), the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 8 for further discussion of the leases.

On August 4, 2021, the Company entered into an agreement with VICI Properties, Inc. (“VICI”) and MGP whereby VICI will acquire MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that is held by the Company will be cancelled.

As part of the transaction, the Company will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three ten-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2.0% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021).

On September 27, 2021, the Company completed the acquisition of the 50% ownership interest in CityCenter Holdings, LLC ("CityCenter") held by Infinity World Development Corp ("Infinity World"), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter is located between Bellagio and Park MGM and consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. Refer to Note 3 for additional information on this acquisition.

On September 28, 2021, the Company sold the real estate assets of Aria and Vdara to an affiliate of Blackstone Group Inc. ("Blackstone") for cash consideration of $3.89 billion and entered into a lease through which the real property is leased back to a subsidiary of the Company, as further discussed in Note 8.

On September 26, 2021, the Company entered into an agreement to acquire the operations of The Cosmopolitan of Las Vegas ("The Cosmopolitan") for cash consideration of $1.625 billion, subject to customary working capital adjustments. Additionally, the Company will enter into a lease agreement for the real estate assets of The Cosmopolitan. The Cosmopolitan lease will have an initial term of 30 years with three subsequent 10-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for an initial annual cash rent of $200 million with a fixed 2% escalator for the first fifteen years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Additionally, the lease will require the Company to spend a specified percentage of net revenues over a rolling five-year period at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding one-year period. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

On October 29, 2021, MGP acquired the real estate assets of MGM Springfield from the Company and MGM Springfield was added to the MGP master lease between the Company and MGP through which MGP leases back the real property to a subsidiary of the Company. Transactions with MGP, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. Refer to Note 13 for additional information.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

Gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires, of which a subsidiary of MGM China is a subconcessionaire. Pursuant to the Macau gaming law, upon reaching the maximum duration of twenty years, the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, five years. In 2019, the expiration of MGM China’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. On September 14, 2021, the Macau government released a consultation paper on the revision of the Macau gaming law and commenced a 45-day public consultation process soliciting feedback. Unless the subconcession is extended or replaced with a similar governmental license, or legislation with regard to reversion of casino premises is amended, the casino area premises and gaming-related equipment subject to reversion will automatically be transferred to the Macau Government upon expiration, and MGM China will cease to generate any revenues from such gaming operations. In addition, certain events relating to the loss, termination, rescission, revocation or modification of MGM China’s gaming subconcession in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. MGM China continues to closely monitor developments regarding the gaming concessions retendering or extension including the issuance of guidance by the Macau Government. MGM China intends to respond proactively to all relevant Macau Government requirements when known relating to the gaming subconcession extension or retendering. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the current term; however, management believes that the gaming subconcession will be extended or replaced with a similar governmental license.

The Company owns 50% of BetMGM, LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in the United States. The other 50% of BetMGM is owned by Entain plc.

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 12 for additional information about the Company’s segments.

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had a significant impact on the Company’s business, financial condition, results of operations and cash flows in 2020 and 2021 and may potentially thereafter. In March 2020, all of the Company’s domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties that were temporarily closed re-opened to the public, but continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for the Company’s properties or portions thereof into the first quarter of 2021. Upon re-opening of the properties, the Company implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing.

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

Although all of the Company’s properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to temporary complete or partial shutdowns in the future. At this time, the Company cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of the Company’s properties.

In Macau, following a temporary closure of the Company’s properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to the Company’s Macau properties. In recent months, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances certain entertainment and leisure facilities were closed throughout Macau. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on the Company's operations and it is uncertain whether further closures, including the closure of the Company’s properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

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

Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of September 30, 2021, on a consolidated basis MGP had total assets of $10.1 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $58 million as of September 30, 2021. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of September 30, 2021, as further discussed in Note 9.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method, such as the Company’s investments in MGP BREIT Venture and BetMGM, which do not qualify for consolidation as the Company has joint control, given the entities are structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entities, as defined in ASC 810.

For equity interests in entities in which the Company does not have significant influence, the Company records its equity investment under ASC 321 and reflects such investments within “Other long-term assets, net” on the consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded a loss of $48 million and a gain of $39 million, respectively, within “Other, net” on the Company’s consolidated statement of operations related primarily to the change in fair value of an equity instrument that previously qualified for the measurement alternative under

ASC 321, which was discontinued upon the equity interest having a readily determinable fair value as a result of becoming exchange traded. The fair value of such equity investment was $76 million as of September 30, 2021.

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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates or in equity interests, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 1 inputs when measuring its equity investments under ASC 321;
•Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 6;
•Level 2 inputs when measuring the Operating Partnership’s fair value of its interest rate swaps. See Note 6; and
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in the CityCenter acquisition. See Note 3.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2021	2020	2021	2020	2021	2020
	(In thousands)
Balance at January 1	$212,671	$314,570	$139,756	$126,966	$382,287	$481,095
Balance at September 30	177,066	350,848	142,969	138,785	662,096	359,877
Increase / (decrease)	$(35,605)	$36,278	$3,213	$11,819	$279,809	$(121,218)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 12.

Leases. Refer to Note 8 for discussion of leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and nine months ended September 30, 2021, lease revenues from third-party tenants include $13 million and $29 million recorded within food and beverage revenue, respectively, and $22 million and $58 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and nine months ended September 30, 2020, lease revenues from third-party tenants include $7 million and $21 million recorded within food and beverage revenue, respectively, and $14 million and $47 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — ACQUISITION

On September 27, 2021, the Company completed the acquisition of Infinity World's 50% ownership interest in CityCenter for cash consideration of $2.125 billion.

Through the acquisition, the Company obtained 100% of the equity interests in CityCenter and therefore consolidated CityCenter as of September 27, 2021. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. The fair value of the equity interests of CityCenter was determined by the transaction price and equaled $4.25 billion. The carrying value of the Company's equity method investment was less than its share of the fair value of CityCenter at the acquisition date, resulting in a net gain of $1.6 billion upon consolidation, which is recognized as "Gain on consolidation of CityCenter, net" on the consolidated statements of operations.

On September 28, 2021, the Company sold the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. The Company classified the real estate assets as held for sale as of the acquisition date and accordingly measured the real estate assets at fair value less costs to sell, as reflected in the table below. See Note 8 for additional information regarding the lease.

The Company recognized 100% of the assets and liabilities of CityCenter at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. As the transaction closed on September 27, 2021, the allocation of fair value for substantially all of the assets and liabilities is preliminary as of September 30, 2021, and may be adjusted up to one year after the acquisition.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$335,396
Receivables and other current assets	106,417
Property and equipment - real estate assets held for sale	3,888,431
Property and equipment	320,826
Trademarks	180,000
Goodwill	1,399,484
Other assets	13,924
Accounts payable, accrued liabilities, and other current liabilities	(200,974)
Debt	(1,729,451)
Other liabilities	(64,054)
$4,250,000

The Company recognized the identifiable intangible assets of CityCenter at fair value, which consisted of indefinite-lived trade names, which was determined using methodologies under the relief from royalty method based on significant inputs that were not observable. The goodwill is primarily attributable to the profitability of CityCenter in excess of identifiable assets. Based upon preliminary tax determinations as of September 30, 2021, approximately 50% of the goodwill is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s Las Vegas Strip Resorts segment.

Results. CityCenter’s net revenue for the period from September 27, 2021 through September 30, 2021 was $14 million and operating income and net income were each $3 million.

Unaudited pro forma information. The operating results for CityCenter are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest had occurred as of January 1, 2020 and excludes the gain on consolidation discussed above. The pro forma information does not reflect transactions that occurred subsequent to acquisition, such as the subsequent sale-leaseback transaction or the repayment of CityCenter's assumed debt. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2020.

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net revenues	$7,096,711	$3,911,327
Net income attributable to MGM Resorts International	291,469	(600,236)

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
CityCenter (50% as of December 31, 2020)	$—	$441,893
MGP BREIT Venture (50.1% owned by the Operating Partnership)	815,399	810,066
BetMGM (50%)	22,983	27,310
Other	102,763	167,774
	$941,145	$1,447,043

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Income from unconsolidated affiliates	$35,111	$20,635	$92,870	$48,030
Non-operating items from unconsolidated affiliates	(23,421)	(23,604)	(67,473)	(79,986)
	$11,690	$(2,969)	$25,397	$(31,956)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
CityCenter (through September 26, 2021)	$40,747	$(6,041)	$128,127	$(24,489)
MGP BREIT Venture	38,959	38,976	116,876	97,787
BetMGM	(49,060)	(9,057)	(154,275)	(24,976)
Other	4,465	(3,243)	2,142	(292)
	$35,111	$20,635	$92,870	$48,030

MGP BREIT Venture distributions. For the three and nine months ended September 30, 2021, the Operating Partnership received $24 million and $70 million in distributions from MGP BREIT Venture, respectively. For the three and nine months ended September 30, 2020, the Operating Partnership received $23 million and $58 million in distributions from MGP BREIT Venture, respectively.

BetMGM contributions. For the three and nine months ended September 30, 2021, the Company contributed $50 million and $150 million to BetMGM, respectively. For the three and nine months ended September 30, 2020, the Company contributed $25 million and $55 million to BetMGM, respectively.

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

Other. During the nine months ended September 30, 2020, the Company recognized other-than-temporary impairment charges of $64 million within “Property transactions, net” in the consolidated statements of operations related to an investment in an unconsolidated affiliate previously classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Goodwill	$3,484,966	$2,091,278

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
MGM Northfield Park and Empire City racing and gaming licenses	280,000	280,000
Trademarks and other	479,238	299,238
Total indefinite-lived intangible assets	857,336	677,336
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,522,623	4,541,990
Less: Accumulated amortization	(1,823,362)	(1,697,481)
	2,699,261	2,844,509
MGM National Harbor and MGM Springfield gaming licenses	106,600	106,600
Less: Accumulated amortization	(24,432)	(19,102)
	82,168	87,498
Other finite-lived intangible assets	65,207	60,649
Less: Accumulated amortization	(34,865)	(26,244)
	30,342	34,405
Total finite-lived intangible assets, net	2,811,771	2,966,412
Total other intangible assets, net	$3,669,107	$3,643,748

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for the nine months ended September 30, 2021 and twelve months ended December 31, 2020:

	2021
	Balance at January 1	Acquisitions	Currency exchange	Balance at September 30
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$1,399,484	$—	$1,429,936
Regional Operations	701,463	—	—	701,463
MGM China	1,359,363	—	(5,796)	1,353,567
	$2,091,278	$1,399,484	$(5,796)	$3,484,966

	2020
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$—	$—	$30,452
Regional Operations	701,463	—	—	701,463
MGM China	1,352,649	—	6,714	1,359,363
	$2,084,564	$—	$6,714	$2,091,278

Goodwill was recognized in 2021 related to the acquisition of the 50% ownership interest in CityCenter, which is included in Las Vegas Strip Resorts, as further discussed in Note 3.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. (“SJMSA”, formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. In March 2019, MGM Grand Paradise and SJMSA entered into a Subconcession Extension Contract (the “Extension Agreement”), pursuant to which the gaming subconcession was extended to June 26, 2022, which coincides with the current expiration of all the other concessions and subconcessions. MGM Grand Paradise paid the government of Macau approximately $25 million and paid SJMSA approximately $2 million as a contract premium for such extension. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the current term; however, management believes that the gaming subconcession will be extended or replaced with a similar governmental license. As such, as of September 30, 2021 and December 31, 2020, the Company amortizes the gaming subconcession intangible asset on a straight-line basis over the initial term of the Cotai land concession, ending in January 2038.

NOTE 6 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Operating Partnership senior credit facility	$—	$10,000
MGM China first revolving credit facility	264,574	770,034
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	800,000	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	—
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	750,000	750,000
7% debentures, due 2036	552	552
	12,715,126	12,480,586
Less: Premiums, discounts, and unamortized debt issuance costs, net	(96,213)	(103,902)
	12,618,913	12,376,684
Less: Current portion	(1,000,000)	—
	$11,618,913	$12,376,684

Senior credit facility. At September 30, 2021, the Company’s senior credit facility consisted of a $1.5 billion revolving facility. At September 30, 2021, no amounts were drawn on the revolving credit facility.

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

The Company’s senior credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at September 30, 2021.

Operating Partnership senior credit facility and bridge facility. At September 30, 2021, the Operating Partnership senior credit facility consisted of a $1.35 billion revolving credit facility. At September 30, 2021, no amounts were drawn on the revolving credit facility. The Operating Partnership was in compliance with its revolving credit facility covenants at September 30, 2021.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of September 30, 2021, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.783% on total notional amount of $700 million. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $31 million, with $4 million recorded as a current liability and $27 million recorded as a long-term liability, as of September 30, 2021, and $41 million, with $1 million recorded as a current liability and $40 million recorded as a long-term liability, as of December 31, 2020. The fair value of interest rate swaps not designated as cash flow hedges was $33 million, with $11 million recorded as a current liability and $22 million recorded as a long-term liability, as of September 30, 2021, and $78 million, with $31 million recorded as a current liability and $47 million recorded as a long-term liability, as of December 31, 2020. Interest rate swaps in a current liability position are recorded within “Other accrued expenses” and those in a long-term liability position are recorded within “Other long-term liabilities” on the consolidated balance sheets.

MGM China first revolving credit facility. At September 30, 2021, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. At September 30, 2021, $265 million was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 2.81%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at September 30, 2021.

MGM China second revolving credit facility. At September 30, 2021, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At September 30, 2021, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at September 30, 2021.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

CityCenter senior credit facility. In connection with the CityCenter acquisition, the Company assumed $1.7 billion of CityCenter's indebtedness, which was repaid and extinguished in September 2021 with cash on hand.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.4 billion and $13.2 billion at September 30, 2021 and December 31, 2020, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 7 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 17.4% and 16.9% on income before income taxes for the three and nine months ended September 30, 2021, respectively, compared to benefits of 11.3% and 8.9% on loss before income taxes for the three and nine months ended September 30, 2020, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company increased its valuation allowance for its foreign tax credits (“FTCs”) by $10 million and $5 million in the three and nine months ended September 30, 2021, respectively, with a corresponding increase to provision for income taxes. The Company's FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Significant judgment is required in assessing the need for a valuation allowance and future changes to assumptions used in this assessment could result in material changes in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

An extension of the annual fee arrangement that covers distributions of profits earned for the period of April 1, 2020 through June 26, 2022 was accepted by MGM Grand Paradise and confirmed by the Macau government on July 26, 2021. The agreement with the Macau government allows MGM Grand Paradise to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual fee regardless of the amount of distributable dividends. The agreement requires payments of approximately $1 million for the period April 1, 2020 through December 31, 2020, $2 million for January 1, 2021 through December 31, 2021, and $1 million for the period January 1, 2022 through June 26, 2022. The Company accrued $3 million of income tax expense through the three and nine months ended September 30, 2021 under the extension, including $1 million for the April 1, 2020 through December 31, 2020 period.

During the nine months ended September 30, 2021, the Company reached a settlement with the IRS Appeals Office on the examination of its 2014 U.S. consolidated federal income tax return. No cash tax payments were due as a result of the settlement. In addition, one of the Company's subsidiaries, Marina District Development Company, LLC, closed an examination in the state of New Jersey for tax years 2015 through 2018 with no change in tax due. As a result of the federal and New Jersey audit closures, the Company reversed $30 million of unrecognized tax benefits during the nine months ended September 30, 2021, none of which was recognized during the current year quarter.

NOTE 8 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The master lease agreement with MGP is eliminated in consolidation and, accordingly is not included within the disclosures below; refer to Note 13 for further discussion of the master lease with MGP.

Bellagio real estate assets. The Bellagio lease has an initial term of 30 years that began on November 15, 2019, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for a fixed 2% escalator to rent for the first ten years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. As a result of the fixed 2% escalator that went into effect on December 1, 2020 in connection with the commencement of the second lease year, annual cash rent payments increased to $250 million. The Company was in compliance with its applicable lease covenants as of September 30, 2021.

Mandalay Bay and MGM Grand Las Vegas real estate assets. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years that began on February 14, 2020, with two subsequent ten-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for a fixed 2% escalator to rent for the first fifteen years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. As a result of the fixed 2% escalator that went into effect on March 1, 2021 in connection with the commencement of the second lease year, annual cash rent payments increased to $298 million. The Company was in compliance with its applicable lease covenants as of September 30, 2021.

Aria and Vdara real estate assets. The Aria and Vdara lease has an initial term of 30 years with three subsequent ten-year renewal periods, exercisable at the Company's option. The initial term of the lease provides for an initial annual cash rent of $215 million with a fixed 2% escalator for the first fifteen years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. The Company does not consider the renewal options reasonably certain of being exercised and, accordingly, has determined the lease term to be 30 years. In consideration of such, the Company determined the expected lease term of 30 years to be less than 75% of the economic useful life of the real estate assets of Aria and Vdara. Further, the lessor provided its implicit rate to the Company, with which the Company determined that the present value of the future minimum lease payments is less than 90% of the fair value of the real estate assets. Accordingly, in consideration of these lease classification tests, as well as the fact that the lease does not transfer ownership of the assets back to the Company at the end of the lease term or grant the Company a purchase option and the real estate assets have alternative uses at the end of the lease term, the Company classified the Aria and Vdara lease as an operating lease.

Additionally, the lease requires the Company to spend a specified percentage of net revenues over a rolling five-year period at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding one-year period. The Company was in compliance with its applicable lease covenants as of September 30, 2021.

Other information. Components of lease costs and other information related to the Company’s leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$201,265	$199,166	$599,219	$551,807

Finance lease costs
Interest expense(2)	$1,186	$(5,990)	$134	$(19,796)
Amortization expense	17,785	17,851	53,271	52,495
Total finance lease costs	$18,971	$11,861	$53,405	$32,699
(1)The Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease are held with related parties, as further discussed in Note 13. Operating lease cost includes $83 million for each of the three months ended September 30, 2021 and 2020 and, $248 million for each of the nine months ended September 30, 2021 and 2020 related to the Bellagio lease. Operating lease cost includes $99 million for each of the three months ended September 30, 2021 and 2020 and $296 million and $248 million for the nine months ended September 30, 2021 and 2020, respectively, related to the Mandalay Bay and MGM Grand Las Vegas lease.
(2)For the three and nine months ended September 30, 2021 and 2020, interest expense includes the effect of COVID-19 related rent concessions received on certain finance leases, for which such effect was recognized as negative variable rent expense.

	September 30, 2021	December 31, 2020
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$11,551,415	$8,286,694
Operating lease liabilities - current, classified within "Other accrued liabilities"	$31,632	$31,843
Operating lease liabilities - long-term(2)	11,775,109	8,390,117
Total operating lease liabilities	$11,806,741	$8,421,960

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$168,886	$200,980
Finance lease liabilities - current, classified within "Other accrued liabilities"	$84,298	$80,193
Finance lease liabilities - long-term, classified within "Other long-term obligations"	91,879	134,287
Total finance lease liabilities	$176,177	$214,480

Weighted-average remaining lease term (years)
Operating leases	29	30
Finance leases	2	3

Weighted-average discount rate (%)
Operating leases	7	8
Finance leases	3	3
(1)As of September 30, 2021 and December 31, 2020, operating lease right-of-use assets, net included $3.6 billion and $3.7 billion related to the Bellagio lease, respectively, and $4.0 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.
(2)As of September 30, 2021 and December 31, 2020, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods, and $4.1 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$483,031	$421,932
Operating cash outflows from finance leases	3,685	1,741
Financing cash outflows from finance leases(1)	55,815	19,514

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,388,103	$4,120,312
Finance leases	21,081	175,446
(1)Included within “Other” within the “Cash flows from financing activities” on the accompanying consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2021 (excluding the nine months ended September 30, 2021)	$187,052	$24,688
2022	836,616	81,942
2023	849,198	72,871
2024	863,096	1,029
2025	876,445	514
Thereafter	27,580,105	—
Total future minimum lease payments	31,192,512	181,044
Less: Amount of lease payments representing interest	(19,385,771)	(4,867)
Present value of future minimum lease payments	11,806,741	176,177
Less: Current portion	(31,632)	(84,298)
Long-term portion of lease liabilities	$11,775,109	$91,879

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $850 million. At September 30, 2021, $33 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at September 30, 2021. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China bank guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon the expiration of the gaming subconcession in June 2022. The amount of the bank guarantee was approximately $102 million as of September 30, 2021 when giving effect to foreign currency exchange rate fluctuation.

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

NOTE 10 — INCOME PER SHARE OF COMMON STOCK

The table below reconciles basic and diluted income per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$1,350,433	$(534,731)	$1,123,357	$(585,119)
Adjustment related to redeemable noncontrolling interests	(7,580)	1,777	(54,019)	42,028
Net income (loss) available to common stockholders – basic	1,342,853	(532,954)	1,069,338	(543,091)
Other	—	(25)	—	(21)
Net income (loss) attributable to common stockholders - diluted	$1,342,853	$(532,979)	$1,069,338	$(543,112)
Denominator:
Weighted-average common shares outstanding – basic	478,405	493,517	487,509	494,126
Potential dilution from share-based awards	5,810	—	5,675	—
Weighted-average common and common equivalent shares – diluted	484,215	493,517	493,184	494,126
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	77	6,183	32	5,143

NOTE 11 — STOCKHOLDERS’ EQUITY

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

MGP Class A share issuances – At-the-Market (“ATM”) program. During the three and nine months ended September 30, 2021, MGP issued less than 0.1 million and approximately 3 million Class A shares under its ATM program, which completed its ATM program. In connection with the issuances, the Operating Partnership issued an equal amount of Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive loss. Subsequent to the collective issuances, the Company indirectly owned 41.6% of the partnership units in the Operating Partnership.

Other equity activity

MGM Resorts International dividends. On November 3, 2021 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on December 15, 2021 to holders of record on December 10, 2021.

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

During the three months ended September 30, 2021, the Company repurchased approximately 17 million shares of its common stock at an average price of $39.89 per share for an aggregate amount of $687 million. During the nine months ended September 30, 2021, the Company repurchased approximately 26 million shares of its common stock at an average price of $39.56 per share for an aggregate amount of $1.0 billion. Repurchased shares were retired. During the nine months ended September 30, 2021, the Company completed its May 2018 $2.0 billion stock repurchase program and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.0 billion as of September 30, 2021.

Subsequent to the quarter ended September 30, 2021, the Company repurchased 2 million shares of its common stock at an average price of $44.51 per share for an aggregate amount of $80 million. Repurchased shares were retired.

There were no repurchases made during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, June 30, 2021	$8,844	$(47,826)	$17,809	$(21,173)
Other comprehensive income (loss) before reclassifications	(11,956)	1,818	—	(10,138)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	5,423	—	5,423
Other comprehensive income (loss), net of tax	(11,956)	7,241	—	(4,715)
Other changes in accumulated other comprehensive loss:
MGP Class A share issuances	—	—	1	1
Changes in accumulated other comprehensive loss:	(11,956)	7,241	1	(4,714)
Other comprehensive loss (income) attributable to noncontrolling interest	5,270	(4,656)	—	614
Balances, September 30, 2021	$2,158	$(45,241)	$17,810	$(25,273)

Balances, December 31, 2020	$12,964	$(55,357)	$11,716	$(30,677)
Other comprehensive income (loss) before reclassifications	(19,167)	7,824	—	(11,343)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	16,805	—	16,805
Other comprehensive income (loss), net of tax	(19,167)	24,629	—	5,462
Other changes in accumulated other comprehensive loss:
MGP Class A share issuances	—	—	3,240	3,240
Redemption of Operating Partnership units	—	—	5,327	5,327
Other	—	—	(2,473)	(2,473)
Changes in accumulated other comprehensive loss:	(19,167)	24,629	6,094	11,556
Other comprehensive loss (income) attributable to noncontrolling interest	8,361	(14,513)	—	(6,152)
Balances, September 30, 2021	$2,158	$(45,241)	$17,810	$(25,273)

NOTE 12 — SEGMENT INFORMATION

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

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara), Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, and corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$422,541	$189,358	$1,008,108	$527,059
Rooms	403,010	137,869	846,053	526,838
Food and beverage	308,522	81,429	614,572	391,218
Entertainment, retail and other	246,894	72,762	461,766	320,920
	1,380,967	481,418	2,930,499	1,766,035
Regional Operations
Casino	719,630	464,789	2,024,149	1,078,596
Rooms	70,766	34,782	160,269	94,842
Food and beverage	92,148	38,646	211,661	138,052
Entertainment, retail and other	42,579	18,609	96,677	60,260
	925,123	556,826	2,492,756	1,371,750
MGM China
Casino	252,445	35,297	784,984	298,995
Rooms	16,683	2,800	47,585	19,344
Food and beverage	15,808	6,240	50,323	23,451
Entertainment, retail and other	4,123	2,530	13,152	10,162
	289,059	46,867	896,044	351,952
Reportable segment net revenues	2,595,149	1,085,111	6,319,299	3,489,737
Corporate and other	112,390	40,809	303,949	178,809
	$2,707,539	$1,125,920	$6,623,248	$3,668,546
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$534,548	$15,125	$1,039,472	$178,277
Regional Operations	348,234	145,734	908,564	185,369
MGM China	6,996	(96,446)	20,352	(234,724)
Reportable segment Adjusted Property EBITDAR	889,778	64,413	1,968,388	128,922

Other operating income (expense)
Corporate and other, net	(124,745)	(113,190)	(368,713)	(374,769)

Preopening and start-up expenses	(1,547)	(11)	(1,642)	(51)
Property transactions, net	(3,677)	(4,116)	(842)	(85,440)
Depreciation and amortization	(279,403)	(294,363)	(853,579)	(911,859)
Gain on REIT transactions, net	—	—	—	1,491,945
Gain on consolidation of CityCenter, net	1,562,329	—	1,562,329	—
CEO transition expense	—	—	—	(44,401)
October 1 litigation settlement	—	—	—	(49,000)
Restructuring	—	—	—	(19,882)
Triple-net operating lease and ground lease rent expense	(191,622)	(189,602)	(570,851)	(521,087)
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	49,755	—
Income from unconsolidated affiliates related to real estate ventures	41,669	41,687	125,007	106,756
Operating income (loss)	1,892,782	(495,182)	1,909,852	(278,866)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(200,049)	(173,808)	(598,116)	(487,701)
Non-operating items from unconsolidated affiliates	(23,421)	(23,604)	(67,473)	(79,986)
Other, net	(49,241)	13,889	70,302	(102,054)
	(272,711)	(183,523)	(595,287)	(669,741)
Income (loss) before income taxes	1,620,071	(678,705)	1,314,565	(948,607)
Benefit (provision) for income taxes	(282,135)	76,734	(222,263)	84,668
Net income (loss)	1,337,936	(601,971)	1,092,302	(863,939)
Less: Net loss attributable to noncontrolling interests	12,497	67,240	31,055	278,820
Net income (loss) attributable to MGM Resorts International	$1,350,433	$(534,731)	$1,123,357	$(585,119)

NOTE 13 — RELATED PARTY TRANSACTIONS

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

In March 2021, the Company delivered a notice of redemption covering approximately 37 million Operating Partnership units that it held which was satisfied with aggregate cash proceeds of approximately $1.2 billion. Refer to Note 11 for further discussion of such redemption.

In October 2021, MGP acquired the real estate assets of MGM Springfield from the Company for $400 million of cash consideration. MGM Springfield was added to the master lease between the Company and MGP. Following the closing of the transaction, the annual rent payment to MGP increased by $30 million, $27 million of which will be fixed and contractually grow at 2% per year with escalators subject to the tenant meeting an adjusted net revenue to rent ratio. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which provides for the property to go into a trust (or, at the Company’s option, be returned to the Company) during the interim period in the event that the regulator finds reasonable cause to believe that MGP may not be found suitable. The property will then remain in trust until a final determination regarding MGP’s suitability is made.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as noncontrolling interests in the Company’s consolidated financial statements.

As further described in Note 1, in August 2021, the Company entered into an agreement with VICI and MGP whereby VICI will acquire MGP in a stock-for-stock transaction. Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each Class A share of MGP and the Company will receive 1.366 VICI OP units in exchange for each Operating Partnership unit that the Company holds. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate $370 million ownership interest in VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that is held by the Company will be cancelled. As part of the transaction, the Company will enter into an amended and restated master lease with VICI. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021).

Bellagio BREIT Venture

The Company has a 5% ownership interest in the Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 8 for further information related to the Bellagio lease.

MGP BREIT Venture

MGP has a 50.1% ownership interest in the MGP BREIT Venture, which owns the real estate assets of Mandalay Bay and MGM Grand Las Vegas and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 8 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

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

Description of our business and key performance indicators

Our primary business is the operation of casino resorts which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

Financial Impact of COVID-19

The spread of coronavirus disease 2019 (“COVID-19”) and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations and cash flows in 2020 and 2021 and may potentially thereafter. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020 all of our properties that were temporarily closed re-opened to the public, but continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction and with further temporary re-closures and re-openings occurring for our properties or portions thereof into the first quarter of 2021. Upon re-opening of the properties, we implemented certain measures to mitigate the spread of COVID-19, including limitations on the number of gaming tables allowed to operate and on the number of seats at each table game, as well as slot machine spacing, temperature checks, mask protection, limitations on restaurant capacity, entertainment events and conventions as well as other measures to enforce social distancing.

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

Although all of our properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to temporary, complete or partial shutdowns in the future. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of our properties.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme “IVS”) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services from Hong Kong to Macau, a negative nucleic acid test result, and mandatory quarantine requirements for visitors from Hong Kong and Taiwan, and bans on entry or enhanced quarantine requirements on other visitors into Macau), which have significantly impacted visitation to our Macau properties. In recent months, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances certain entertainment and leisure facilities were closed throughout Macau. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on our operations and it is uncertain whether further closures, including the closure of our properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

Other Developments

In March 2021, we delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion. See Note 11 in the accompanying consolidated financial statements for information regarding this transaction, which eliminates in consolidation.

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter Holdings, LLC ("CityCenter") held by Infinity World Development Corp ("Infinity World") for cash consideration of $2.125 billion. Upon the closing of the transaction, we own 100% of CityCenter and accordingly no longer account for our interest under the equity method of accounting, and we now consolidate CityCenter in our financial statements. See Note 3 in the accompanying consolidated financial statements for information regarding this transaction.

In September 2021, we sold the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and entered into a lease pursuant to which we lease back the real property. See Note 8 in the accompanying consolidated financial statements for information regarding this lease.

In August 2021, we entered into an agreement with VICI Properties, Inc. ("VICI") and MGP whereby VICI will acquire MGP. Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit we hold. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that we hold will be cancelled.

As part of the transaction, we will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three ten-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2.0% per annum for the first ten years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021). See “Item 1A. Risk Factors — The VICI Transaction and The Cosmopolitan acquisition each remains subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.”

In September 2021, we entered into an agreement to acquire the operations of The Cosmopolitan of Las Vegas ("The Cosmopolitan") for cash consideration of $1.625 billion, subject to customary working capital adjustments. Additionally, we will enter into a lease agreement for the real estate assets of The Cosmopolitan. The Cosmopolitan lease will have an initial term of 30 years with three subsequent ten-year renewal periods, exercisable at our option. The initial term of the lease provides for an initial annual cash rent of $200 million with a fixed 2% escalator for the first fifteen years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Additionally, the lease will require us to spend a specified percentage of net revenues over a rolling five-year period at the property on capital expenditures and for us to comply with certain financial covenants, which, if not met, would require us to maintain cash security or a letter of credit in favor of the landlord in an amount equal to rent for the succeeding one-year period. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

In October 2021, MGP acquired the real estate assets of MGM Springfield from us and MGM Springfield was added to the MGP master lease between us and MGP through which we lease back the real property. Refer to Note 13 for additional information.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Historically, our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Additional key performance indicators at MGM China are:

•Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Historically, win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in MGM China’s hold percentages.

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
(1)Park MGM and Mandalay Bay’s hotel tower operations were closed midweek starting November 9, 2020 and November 30, 2020, respectively, and full week hotel tower operations resumed on March 3, 2021.
(2)The Mirage’s hotel tower operations were closed midweek beginning November 30, 2020. The entire property was closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
(3)MGM Springfield’s hotel was re-closed beginning November 2, 2020, and partial hotel operations resumed with midweek closures on March 5, 2021. Full hotel operations have not yet resumed.
(4)MGM Grand Detroit re-closed on November 17, 2020 and re-opened on December 23, 2020, with the hotel tower operations resuming February 9, 2021.

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net revenues	$2,707,539	$1,125,920	$6,623,248	$3,668,546
Operating income (loss)	1,892,782	(495,182)	1,909,852	(278,866)
Net income (loss)	1,337,936	(601,971)	1,092,302	(863,939)
Net income (loss) attributable to MGM Resorts International	1,350,433	(534,731)	1,123,357	(585,119)

Summary Operating Results

Consolidated net revenues were $2.7 billion for the three months ended September 30, 2021 compared to $1.1 billion in the prior year period, an increase of 140%. While the current year quarter benefited from the removal of mandated operational and capacity restrictions as well as an increase in travel, the prior year quarter was negatively affected by temporary property closures at certain of our Las Vegas Strip Resorts and Regional Operations for a portion of the quarter due to the pandemic. At MGM China, the prior year quarter was more significantly impacted by travel and entry restrictions in Macau than in the current quarter. These factors resulted in a 187% increase in net revenues at our Las Vegas Strip Resorts, a 66% increase in net revenues at our Regional Operations, and a 517% increase in net revenues at MGM China.

Consolidated operating income was $1.9 billion for the three months ended September 30, 2021 compared to a loss of $495 million in the prior year period. The change was primarily driven by the temporary property closures in the prior year period discussed above and the current year quarter benefiting from the gain on consolidation of CityCenter, net of $1.6 billion. Corporate expense increased $42 million compared to the prior year quarter due primarily to the impact of the pandemic on the prior year quarter. In addition, corporate expense in the current year quarter included $18 million of transaction costs. General and administrative expense increased $80 million in the current year quarter compared to the prior year quarter primarily due to the prior year quarter reflecting the temporary property closures due to the pandemic, partially offset by realized benefits from our cost savings initiatives at our domestic properties.

Consolidated net revenues were $6.6 billion for the nine months ended September 30, 2021 compared to $3.7 billion in the prior year period, an increase of 81%. While the prior year was negatively affected by temporary property closures for a portion of the year due to the pandemic, the current year period benefited from the removal of mandated operational and capacity restrictions as well as an increase in travel primarily within the second and third quarters. Additionally, at MGM China, the prior year period was negatively affected by both property closures in the first quarter and more significantly impacted by travel and entry restrictions in Macau than in the current year period. As a result, net revenues at our Las Vegas Strip Resorts increased 66%, Regional Operations increased 82%, and MGM China increased 155%.

Consolidated operating income was $1.9 billion for the nine months ended September 30, 2021 compared to a loss of $279 million in the prior year period, primarily due to the temporary property closures in the prior year period discussed above. The current year period included a gain on consolidation of CityCenter, net of $1.6 billion and the prior year period included a $1.5 billion gain on REIT transactions, net and $20 million of restructuring costs. In addition, corporate expense decreased $70 million compared to the prior year period. Corporate expense in the current year period included $26 million in transaction costs, while the prior year period included $44 million of CEO transition expense, $15 million of corporate initiatives costs, and $49 million of October 1 litigation settlement expense. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Property transactions, net in the current year period included a gain of $29 million related to a reduction in the estimate of contingent consideration related to the Empire City acquisition. Property transactions, net in the prior year period included a $64 million other-than-temporary non-cash impairment charge on an equity method investment. Depreciation expense decreased $58 million compared to the prior year period due primarily to the sale of the MGM Grand Las Vegas and Mandalay Bay real estate assets. General and administrative expense increased $168 million compared to the prior year period due primarily to the prior year period reflecting the temporary property closures and a full period of rent expense for the MGM Grand Las Vegas and Mandalay Bay lease in the current year, partially offset by realized benefits from our cost savings initiatives at our domestic properties.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Las Vegas Strip Resorts
Casino revenue	$422,541	$189,358	$1,008,108	$527,059
Rooms	403,010	137,869	846,053	526,838
Food and beverage	308,522	81,429	614,572	391,218
Entertainment, retail and other	246,894	72,762	461,766	320,920
	1,380,967	481,418	2,930,499	1,766,035
Regional Operations
Casino revenue	719,630	464,789	2,024,149	1,078,596
Rooms	70,766	34,782	160,269	94,842
Food and beverage	92,148	38,646	211,661	138,052
Entertainment, retail and other	42,579	18,609	96,677	60,260
	925,123	556,826	2,492,756	1,371,750
MGM China
Casino revenue	252,445	35,297	784,984	298,995
Rooms	16,683	2,800	47,585	19,344
Food and beverage	15,808	6,240	50,323	23,451
Entertainment, retail and other	4,123	2,530	13,152	10,162
	289,059	46,867	896,044	351,952
Reportable segment net revenues	2,595,149	1,085,111	6,319,299	3,489,737
Corporate and other	112,390	40,809	303,949	178,809
	$2,707,539	$1,125,920	$6,623,248	$3,668,546

Las Vegas Strip Resorts
Las Vegas Strip Resorts casino revenue was $423 million for the three months ended September 30, 2021 compared to $189 million in the prior year quarter, an increase of 123%, and casino revenue was $1.0 billion for the nine months ended September 30, 2021 compared to $527 million in the prior year period, an increase of 91%, due primarily to the temporary property closures for a portion of the prior year periods and removal of mandated operational and capacity restrictions as well as an increase in travel primarily in the second and third quarter of the current year.
The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Table Games Drop	$917	$498	$2,223	$1,489
Table Games Win	$251	$108	$552	$352
Table Games Win %	27.4%	21.6%	24.8%	23.6%
Slots Handle	$3,863	$1,944	$9,804	$4,925
Slots Win	$369	$183	$932	$462
Slots Win %	9.6%	9.4%	9.5%	9.4%

Las Vegas Strip Resorts rooms revenue was $403 million for the three months ended September 30, 2021 compared to $138 million in the prior year quarter, an increase of 192%, and rooms revenue was $846 million for the nine months ended September 30, 2021 compared to $527 million in the prior year period, an increase of 61%, due to the temporary property closures for a portion of the prior year periods and removal of mandated operational and capacity restrictions as well as an increase in travel primarily in the second and third quarter of the current year.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Occupancy(1)	82%	44%	69%	64%
Average daily rate (ADR)	$181	$139	$158	$168
Revenue per available room (REVPAR)(1)	$148	$61	$109	$107
(1)Rooms that were out of service, including full and midweek closures, during the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $309 million for the three months ended September 30, 2021 compared to $81 million in the prior year quarter, an increase of 279%, and food and beverage revenue was $615 million for the nine months ended September 30, 2021 compared to $391 million in the prior year period, an increase of 57%, due primarily to the temporary closures at certain properties and operational restrictions in the prior year periods and removal of mandated operational and capacity restrictions as well as an increase in travel in the current year periods, however, not all outlets were fully reopened during the current year period and the properties did not benefit from the removal of mandated operational and capacity restrictions as well as an increase in travel primarily until the latter part of the second quarter of the current year.

Las Vegas Strip Resorts entertainment, retail and other revenue was $247 million for the three months ended September 30, 2021 compared to $73 million in the prior year quarter, an increase of 239%, and entertainment, retail and other revenue was $462 million for the nine months ended September 30, 2021 compared to $321 million in the prior year period, an increase of 44%, due to the temporary property closures for a portion of the prior year periods and removal of mandated operational and capacity restrictions as well as an increase in travel in the current year periods, however, venue re-openings and events did not primarily occur until beginning in the latter part of the second quarter of the current year.

Regional Operations

Regional Operations casino revenue was $720 million for the three months ended September 30, 2021 compared to $465 million in the prior year quarter, an increase of 55%, and casino revenue was $2.0 billion for the nine months ended September 30, 2021 compared to $1.1 billion in the prior year period, an increase of 88%, due primarily to the temporary property closures in the prior year periods and removal of mandated operational and capacity restrictions and, to a lesser extent, increase in travel in the current year periods.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Table Games Drop	$1,080	$739	$2,861	$1,641
Table Games Win	$214	$155	$590	$332
Table Games Win %	19.8%	21.0%	20.6%	20.2%
Slots Handle	$6,900	$4,360	$18,797	$10,016
Slots Win	$661	$426	$1,810	$969
Slots Win%	9.6%	9.8%	9.6%	9.7%

Regional Operations rooms revenue was $71 million for the three months ended September 30, 2021 compared to $35 million in the prior year quarter, an increase of 103%, and rooms revenue was $160 million for the nine months ended September 30, 2021 compared to $95 million in the prior year period, an increase of 69%, due primarily to the temporary property closures in the prior year periods and removal of mandated operational and capacity restrictions and, to a lesser extent, increase in travel in the current year periods.

Regional Operations food and beverage revenue was $92 million for the three months ended September 30, 2021 compared to $39 million in the prior year quarter, an increase of 138%, and food and beverage revenue was $212 million for the nine months ended September 30, 2021 compared to $138 million in the prior year period, an increase of 53%, due primarily to the temporary property closures in the prior year periods and removal of mandated operational and capacity restrictions primarily in the second and third quarter of the current year.

Regional Operations entertainment, retail and other revenue was $43 million for the three months ended September 30, 2021 compared to $19 million in the prior year quarter, an increase of 129%, and entertainment, retail and other revenue was $97 million for the nine months ended September 30, 2021 compared to $60 million in the prior year period, an increase of 60%, due primarily to temporary property closures in the prior year periods and removal of mandated operational and capacity restrictions primarily in the second and third quarter of the current year.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
VIP Table Games Turnover	$1,800	$929	$6,763	$4,804
VIP Table Games Win	$72	$17	$221	$138
VIP Table Games Win %	4.0%	1.9%	3.3%	2.9%
Main Floor Table Games Drop	$1,042	$143	$3,344	$986
Main Floor Table Games Win	$222	$25	$704	$224
Main Floor Table Games Win %	21.3%	17.3%	21.0%	22.7%

MGM China net revenues were $289 million for the three months ended September 30, 2021 compared to $47 million in the prior year quarter, an increase of 517%, and net revenues were $896 million for the nine months ended September 30, 2021 compared to $352 million in the prior year period, an increase of 155%. The prior year was negatively affected by both property closures in February 2020 and was more significantly impacted by travel and entry restrictions in Macau than in the current year period.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021). Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $85 million and $32 million for the three months ended September 30, 2021 and 2020, respectively, and $218 million and $147 million for the nine months ended September 30, 2021, respectively, which increased for the respective comparative periods due primarily to the property closures and other operational restrictions related to the pandemic in the prior year periods. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 12 – Segment Information in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measure” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Las Vegas Strip Resorts	$534,548	$15,125	$1,039,472	$178,277
Regional Operations	348,234	145,734	908,564	185,369
MGM China	6,996	(96,446)	20,352	(234,724)
Corporate and other	(124,745)	(113,190)	(368,713)	(374,769)
Adjusted EBITDAR	$765,033		$1,599,675

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $535 million for the three months ended September 30, 2021 compared to $15 million in the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 38.7% for three months ended September 30, 2021 compared to 3.1% in the prior year quarter. The current year quarter benefited from the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Las Vegas Strip Resorts Adjusted Property EBITDAR was $1.0 billion for the nine months ended September 30, 2021 compared to $178 million in the prior year period, an increase of 483%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 35.5% for the nine months ended September 30, 2021 compared to 10.1% in the prior year period as the current year period benefited from the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $348 million for the three months ended September 30, 2021 compared to $146 million in the prior year quarter. Regional Operations Adjusted Property EBITDAR margin increased to 37.6% for three months ended September 30, 2021 compared to 26.2% in the prior year quarter due to the increase in revenues, discussed above, as well as realized benefits from our cost savings initiatives.

Regional Operations Adjusted Property EBITDAR was $909 million for the nine months ended September 30, 2021 compared to $185 million in the prior year period, an increase of 390%. Regional Operations Adjusted Property EBITDAR margin increased to 36.4% for the nine months ended September 30, 2021 compared to 13.5% in the prior year period as the current year benefited from the increase in revenues, discussed above, as well as realized benefits from our cost saving initiatives.

MGM China

MGM China’s Adjusted Property EBITDAR was $7 million for the three months ended September 30, 2021 compared to a loss of $96 million in the prior year quarter, as the prior year quarter was more significantly impacted by travel and entry restrictions in Macau as well as other operational restrictions related to the pandemic than in the current quarter. License fee expense was $5 million in the current quarter and $1 million in the prior year quarter.

MGM China's Adjusted Property EBITDAR was $20 million for the nine months ended September 30, 2021 compared to a loss of $235 million in the prior year period. The increase was due primarily to the temporary property closures in the prior year period as well as being more significantly impacted by travel and entry restrictions in Macau and other operational restrictions related to the pandemic than in the current period. License fee expense was $16 million for the nine months ended September 30, 2021 and $6 million in the prior year period.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
CityCenter (through September 26, 2021)	$40,747	$(6,041)	$128,127	$(24,489)
MGP BREIT Venture	38,959	38,976	116,876	97,787
BetMGM	(49,060)	(9,057)	(154,275)	(24,976)
Other	4,465	(3,243)	2,142	(292)
	$35,111	$20,635	$92,870	$48,030

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. We recorded a $50 million gain, which included $15 million of our 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences in the nine months ending September 30, 2021.

Our share of CityCenter’s operating income, including certain basis difference adjustments, was $41 million for the current quarter period through September 26, 2021 and CityCenter’s operating loss was $6 million for the three months ended September 30, 2020 due primarily to removal of mandated operational and capacity restrictions as well as an increase in travel in the current year quarter.

Our share of CityCenter’s operating income, including certain basis difference adjustments, was $128 million for the current year period through September 26, 2021 and CityCenter’s operating loss was $24 million for the nine months ended September 30, 2020, due primarily to the gain related to the sale of its Harmon land in the current year period, discussed above, and the temporary property closures in the prior year period and removal of mandated operational and capacity restrictions as well as an increase in travel primarily in the second and third quarter of the current year.

Non-operating Results

Interest Expense

Gross interest expense was $200 million and $175 million for the three months ended September 30, 2021 and 2020, respectively, and $599 million and $490 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross interest expense when compared to the respective prior year periods is due primarily to the increase in average debt outstanding related to senior notes due to the issuances by us, the Operating Partnership, and MGM China in

2020 and 2021, partially offset by a decrease in the weighted average interest rate of the senior notes. See Note 6 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expense, net was $49 million for the three months ended September 30, 2021 compared to other income, net of $14 million for the three months ended September 30, 2020. The current quarter included a $48 million loss on investment in an equity instrument.

Other income, net was $70 million for the nine months ended September 30, 2021 compared to other expense, net of $102 million in the prior year period. The current year period included a $39 million gain on investment which is related primarily to the change in measurement of an equity instrument that previously qualified for the measurement alternative under ASC 321, which was discontinued upon the entity having a readily determinable fair value as a result of becoming exchange traded, partially offset by a loss related to subsequent adjustments to fair value, a $33 million gain on the Operating Partnership’s unhedged interest rate swaps, and $16 million of interest income, partially offset by $9 million of foreign currency remeasurement losses primarily related to MGM China’s U.S. dollar-denominated senior notes. The prior year period included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility and a $3 million net loss on the Operating Partnership’s unhedged interest rate swaps, partially offset by an $8 million remeasurement gain on MGM China’s U.S. dollar-denominated senior notes, and $27 million of interest income. Refer to Note 6 for further discussion of our long-term debt.

Income Taxes

Our effective tax rate was a provision of 17.4% and 16.9% on income before income taxes for the three and nine months ended September 30, 2021, respectively, compared to a benefit of 11.3% and 8.9% on loss before income taxes for the three and nine months ended September 30, 2020, respectively. The effective rates for the current year quarter and year-to-date period were favorably impacted by tax expense recorded on the "Gain on consolidation of CityCenter, net", at an approximately 12% effective rate due to the presence of goodwill. Both the current year quarter and prior year quarter were unfavorably impacted by losses in Macau that we could not benefit. The effective rate for the prior year-to-date period was unfavorably impacted by losses in Macau that we could not benefit and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter's sale of Harmon land recorded within income from unconsolidated affiliates and corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measure

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, gain on consolidation of CityCenter, net, CEO transition expense, October 1 litigation settlement, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net.

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

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,350,433	$(534,731)	$1,123,357	$(585,119)
Plus: Net loss attributable to noncontrolling interests	(12,497)	(67,240)	(31,055)	(278,820)
Net income (loss)	1,337,936	(601,971)	1,092,302	(863,939)
(Benefit) provision for income taxes	282,135	(76,734)	222,263	(84,668)
Income (loss) before income taxes	1,620,071	(678,705)	1,314,565	(948,607)
Non-operating (income) expense:
Interest expense, net of amounts capitalized	200,049	173,808	598,116	487,701
Non-operating items from unconsolidated affiliates	23,421	23,604	67,473	79,986
Other, net	49,241	(13,889)	(70,302)	102,054
	272,711	183,523	595,287	669,741
Operating income (loss)	1,892,782	(495,182)	1,909,852	(278,866)
Preopening and start-up expenses	1,547	11	1,642	51
Property transactions, net	3,677	4,116	842	85,440
Gain on REIT transactions, net	—	—	—	(1,491,945)
Gain on consolidation of CityCenter, net	(1,562,329)	—	(1,562,329)	—
Depreciation and amortization	279,403	294,363	853,579	911,859
CEO transition expense	—	—	—	44,401
October 1 litigation settlement	—	—	—	49,000
Restructuring	—	—	—	19,882
Triple net operating lease and ground lease rent expense	191,622	189,602	570,851	521,087
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	(49,755)	—
Income from unconsolidated affiliates related to real estate ventures	(41,669)	(41,687)	(125,007)	(106,756)
Adjusted EBITDAR	$765,033		$1,599,675

Guarantor Financial Information

As of September 30, 2021, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	September 30, 2021	December 31, 2020
Balance Sheet	(In thousands)
Current assets	$5,537,183	$4,749,542
Investment in the MGP Operating Partnership	2,179,895	1,617,055
Intercompany accounts due from non-guarantor subsidiaries	—	16,622
MGP master lease right-of-use asset, net	6,649,036	6,714,101
Other long-term assets	11,738,841	12,318,912
MGP master lease operating lease liabilities – current	154,088	153,415
Other current liabilities	2,518,189	1,123,814
Intercompany accounts due to non-guarantor subsidiaries	55,258	—
MGP master lease operating lease liabilities – noncurrent	7,109,854	7,191,450
Other long-term liabilities	15,022,863	15,827,794

Nine Months Ended September 30, 2021
Income Statement	(In thousands)
Net revenues	$4,524,050
MGP master lease rent expense	(473,495)
Operating income	1,710,981
Income from continuing operations	1,703,413
Net income	1,467,456
Net income attributable to MGM Resorts International	1,467,456

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $887 million in the nine months ended September 30, 2021 compared to cash used in operating activities of $1.2 billion in the nine months ended September 30, 2020. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR discussed within the results of operations section above and additionally due to the prior year period being negatively affected by a change in working capital related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities as a result of the COVID-19 pandemic, partially offset by an increase in cash paid for interest.

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

Cash provided by investing activities was $1.7 billion in the nine months ended September 30, 2021 compared to $2.3 billion in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, we received $3.9 billion in net cash proceeds from the sale of the real estate of Aria and Vdara and received $32 million in proceeds from the sale of investments in unconsolidated affiliates, which were partially offset by our payments of $1.8 billion to acquire CityCenter, net of cash acquired, $322 million in capital expenditures, as further discussed below, and contributions of

$150 million to our unconsolidated affiliate, BetMGM, LLC (“BetMGM”). In comparison, in the prior year we received $2.5 billion in net cash proceeds from the sale of the real estate of Mandalay Bay and MGM Grand Las Vegas, which were partially offset by $178 million in capital expenditures and a $55 million investment made in BetMGM. In the prior year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution paid by CityCenter.

Capital Expenditures

We made capital expenditures of $322 million in the nine months ended September 30, 2021, of which $58 million related to MGM China. Capital expenditures at MGM China included $44 million primarily related to construction of the south tower project at MGM Cotai and $14 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $264 million primarily relate to expenditures in information technology and room remodels.

We made capital expenditures of $178 million in the nine months ended September 30, 2020, of which $77 million related to MGM China. Capital expenditures at MGM China included $67 million related to construction close-out and projects at MGM Cotai and $10 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $101 million included expenditures relating to information technology, health and safety initiatives, and various room, restaurant, and entertainment venue remodels.

Financing activities. Cash used in financing activities was $2.1 billion in the nine months ended September 30, 2021 compared to cash provided by financing activities of $1.2 billion in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, we had net repayments of debt of $1.5 billion, as further discussed below, distributed $240 million to noncontrolling interest owners, and we repurchased $1.0 billion of our common stock, partially offset by net proceeds received of $793 million from the issuance of MGP’s Class A shares. In comparison, in the prior year period, we had net proceeds from the incurrence of a bridge loan facility of $1.3 billion in connection with the Mandalay Bay and MGM Grand real estate transaction, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $132 million as further discussed below, repurchased $354 million of our common stock, distributed $220 million to noncontrolling interest owners, and paid $76 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2021, we had net repayments of debt of $1.5 billion, which consisted of the repayment of the $1.7 billion outstanding on CityCenter's credit facility in full, which was assumed in the acquisition, using cash on hand, net repayments of $503 million on MGM China’s first revolving credit facility, and repayments of $10 million on the Operating Partnership’s revolving credit facility. These repayments were partially offset by MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

During the nine months ended September 30, 2020, we had net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion and net debt borrowings of $132 million, which consisted of our net borrowings of $550 million on our senior credit facility, our issuance of $750 million of 6.75% senior notes, the Operating Partnership’s issuance of $800 million of 4.625% senior notes, and MGM China’s issuance of $500 million of 5.25% senior notes, partially offset by the tender of $750 million of our senior notes and corresponding $97 million of tender offer costs, the net repayment of $13 million on MGM China’s credit facility, and the net repayment of $1.6 billion on the Operating Partnership's senior credit facility using the proceeds from the $1.3 billion bridge loan facility, which was then assumed by the MGP BREIT Venture the repayment of its $399 million term loan A facility in full using the net proceeds from MGP’s settlement of forward equity agreements, offset by a net draw of $100 million on its revolving credit facility.

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

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the nine months ended September 30, 2021, we repurchased and retired $1.0 billion of our common stock pursuant to our May 2018 $2.0 billion and February 2020 $3.0 billion stock repurchase plans. As a result of those repurchases, we completed our May 2018 $2.0 billion stock repurchase program, and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $2.0 billion as of September 30, 2021. During the nine months ended September 30, 2020, we repurchased and retired $354 million of our common stock pursuant to our May 2018 $2.0 billion stock repurchase plan.

In March 2021, June 2021, and September 2021 we paid dividends of $0.0025 per share, totaling $4 million, paid during the nine months ended September 30, 2021. In March 2020, we paid a dividend of $0.15 per share, and in June 2020 and September 2020 we paid dividends of $0.0025 per share, totaling $76 million paid during the nine months ended September 30, 2020.

The Operating Partnership paid the following distributions to its partnership unit holders during the nine months ended September 30, 2021 and 2020:

•$406 million of distributions paid in 2021, of which we received $185 million and MGP received $221 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•$454 million of distributions paid in 2020, of which we received $274 million and MGP received $180 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments, including acquiring the operations of The Cosmopolitan for cash consideration of $1.625 billion, as discussed further in Note 1.

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations, and cash flows. As of September 30, 2021, we had cash and cash equivalents of $5.6 billion, of which MGM China held $331 million and the Operating Partnership held $320 million. In addition to our cash and cash equivalent balance, we currently have significant real estate assets and other holdings: a 41.6% economic interest in MGP (refer to Note 1 for discussion on our agreement entered into in August 2021 regarding the VICI Transaction), and an approximate 56% interest in MGM China.

At September 30, 2021, we had $12.7 billion in principal amount of indebtedness, including $265 million outstanding under the $1.25 billion MGM China first revolving credit facility. No amounts were drawn on our $1.5 billion revolving credit facility, the $1.35 billion Operating Partnership revolving credit facility, or the $400 million MGM China second revolving credit facility. We have $1.0 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Subsequent to the quarter ended September 30, 2021, we repurchased approximately 2 million shares of our common stock at an average price of $44.51 per share for an aggregate amount of $80 million. Repurchased shares will be retired.

We have planned capital expenditures expected over the remainder of the year of approximately $180 million to $190 million domestically. Additionally, we have planned capital expenditures over the remainder of the year of approximately $20 million to $30 million at MGM China. As of September 30, 2021, our expected cash interest payments over the next twelve months are approximately $295 million to $305 million, excluding MGP and MGM China, and approximately $710 million to $720 million on a consolidated basis. We are also required, as of September 30, 2021, to make annual rent payments of $1.6 billion, in the aggregate, under the triple-net lease agreements, which leases are also subject to annual escalators. In addition, the Bellagio lease, the Mandalay Bay and MGM Grand Las Vegas lease, and the Aria and Vdara lease each require us to spend a specified percentage of net revenues, at the respective properties, on capital expenditures.

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

In October 2021, the Operating Partnership paid $139 million of distributions to its partnership unit holders, of which we received $58 million and MGP received $81 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On November 3, 2021, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on December 15, 2021 to holders of record on December 10, 2021. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and continues to impact our business, financial condition and results of operations. As widespread vaccine distribution continues and operational restrictions have been removed, we have seen economic recovery in some of the market segments in which we operate, as shown in our summary operating results. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

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
As of September 30, 2021, variable rate borrowings represented approximately 2% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.783% on a total notional amount of $700 million. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about our gross long-term debt subject to changes in interest rates excluding the effect of the Operating Partnership interest rate swaps discussed above:

	Debt maturing in							Fair Value September 30, 2021
	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Fixed-rate	$—	$1,000	$1,250	$1,800	$2,725	$5,675	$12,450	$13,156
Average interest rate	N/A	7.8%	6.0%	5.5%	5.6%	5.0%	5.5%
Variable rate	$—	$—	$—	$265	$—	$—	$265	$265
Average interest rate	N/A	N/A	N/A	2.8%	N/A	N/A	2.8%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of September 30, 2021, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow, execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, the closing of the VICI Transaction and the MGM Springfield transaction, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China or the Operating Partnership, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•the global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time;
•although all of our properties are open to the public, we are unable to predict if such properties will be required to close again or be subject to operating and other restrictions due to the COVID-19 pandemic, including due to the spread of COVID-19 variants;
•we undertook aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees;
•the VICI Transaction and The Cosmopolitan transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;
•potential litigation instituted against us, our transaction counterparties, or our respective directors challenging the VICI Transaction may prevent such transaction from becoming effective within the expected timeframe or at all;
•our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to MGP, rent payments under our triple-net leases, and guarantees we provide of the indebtedness of the Bellagio BREIT Venture and the MGP BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;
•current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments, including the fixed components of our rent payments, and to make planned expenditures;
•restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness could significantly affect our ability to operate our business, as well as significantly affect our liquidity;
•the fact that we are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes;
•significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
•the impact on our business of economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside;
•the possibility that we may not realize all of the anticipated benefits of our cost savings initiatives, including our MGM 2020 Plan, or our asset light strategy;
•the fact that our ability to pay ongoing regular dividends is subject to the discretion of our board of directors and certain other limitations;
•nearly all of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations;

•financial, operational, regulatory or other potential challenges that may arise with respect to MGP, as the lessor for a significant portion of our properties, may adversely impair our operations;
•the fact that MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved in accordance with certain specified procedures;
•restrictions on our ability to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China;
•the ability of the Macau government to terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022;
•the dependence of MGM Grand Paradise upon gaming promoters for a significant portion of gaming revenues in Macau;
•changes to fiscal and tax policies;
•our ability to recognize our foreign tax credit deferred tax asset and the variability of the valuation allowance we may apply against such deferred tax asset;
•extreme weather conditions or climate change may cause property damage or interrupt business;
•the concentration of a significant number of our major gaming resorts on the Las Vegas Strip;
•the fact that we extend credit to a large portion of our customers and we may not be able to collect such gaming receivables;
•the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence, acts of war or hostility or outbreaks of infectious disease (including the COVID-19 pandemic);
•the fact that co-investing in properties, including our investment in BetMGM, decreases our ability to manage risk;
•the fact that future construction, development, or expansion projects will be subject to significant development and construction risks;
•the fact that our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;
•the fact that a failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business;
•the risks associated with doing business outside of the United States and the impact of any potential violations of the Foreign Corrupt Practices Act or other similar anti-corruption laws;
•risks related to pending claims that have been, or future claims that may be brought against us;
•the fact that a significant portion of our labor force is covered by collective bargaining agreements;
•the sensitivity of our business to energy prices and a rise in energy prices could harm our operating results;
•the potential that failure to maintain the integrity of our computer systems and internal customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;
•the potential reputational harm as a result of increased scrutiny related to our corporate social responsibility efforts;

•the potential failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, or to divest some of our properties and other assets;
•increases in gaming taxes and fees in the jurisdictions in which we operate; and
•the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 9 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors previously disclosed in our 2020 Annual Report on Form 10-K, except as discussed below.

The VICI Transaction and The Cosmopolitan acquisition each remains subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.

Each of the VICI Transaction and The Cosmopolitan acquisition is subject to certain closing conditions, which may not be satisfied within the anticipated timeframe or at all. For example, completion of the transactions remains subject to the receipt of certain regulatory approvals. There can be no assurance that any required regulatory approvals will be obtained, and the regulatory authorities from which approvals are required may impose conditions on the consummation of the transaction or require changes to the terms of the transaction or agreements to be entered into in connection with the transaction. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding the completion of the transactions, which might reduce the anticipated benefits to us of the transaction or have an adverse effect on our business, financial condition and results of operations. The completion of the VICI Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of VICI’s shareholders (which was obtained on October 29, 2021), (ii) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the transaction, (iii) the effectiveness of the registration statement for VICI’s shares to be issued in the VICI Transaction and the authorization for listing of those shares on the New York Stock Exchange, (iv) the absence of a material adverse effect on the parties to the master transaction agreement, (v) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to customary materiality standards, and (vi) compliance of each party with its respective covenants under the master transaction agreement. No assurance can be given that these or any other required conditions to closing will be satisfied. If the conditions precedent to the VICI Transaction are not satisfied, the VICI Transaction will not be completed unless such conditions are validly waived. Such conditions may jeopardize or delay the completion of the transaction or may reduce the anticipated benefits of the transaction.

If any of the transactions are not completed, or are not completed on a timely basis, our business may be adversely affected and, without realizing any of the benefits of having completed such transactions, we may be subject to additional risks, costs and expenses, including, but not limited to, the following:

•we will be required to pay our costs relating to such transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•the diversion of time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;

•we may be subject to negative publicity or be negatively perceived by the investment or business communities as a result of the failure to consummate any or all of the transactions;

•the price of our shares may decline to the extent that the current market price of our shares reflects a higher price than it otherwise would have based on the assumption that any or all of the transactions will be consummated;

•we would have incurred significant expenses relating to such transactions that we may be unable to recover; and

•we may be subject to litigation related to the failure to consummate the transactions or to perform our obligations under the respective transaction agreements.

In addition, we entered into the transactions as part of our current growth strategy. Even if the transactions are completed as currently anticipated, there can be no assurances that any anticipated benefits from the transactions will be realized as expected or that such benefits will be achieved within the anticipated time frame or at all. Failure to achieve the anticipated benefits of the transactions could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of such transactions and negatively impact the price of our common stock.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
July 1, 2021 — July 31, 2021	4,662,908	$39.33	4,662,908	$2,480,700
August 1, 2021 — August 31, 2021	8,102,729	$38.95	8,102,729	$2,165,069
September 1, 2021 — September 30, 2021	4,444,420	$42.18	4,444,420	$1,977,581

In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended September 30, 2021 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.        Exhibits

2.1
Master Transaction Agreement, by and among MGM Resorts International, MGM Growth Properties LLC, MGM Growth Properties Operating Partnership LP, VICI Properties Inc., Venus Sub LLC, VICI Properties L.P. and VICI Properties OP LLC, dated as of August 4, 2021 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on August 5, 2021).*

2.2
Purchase Agreement by and among BRE Spade Parent LLC, BRE Spade PropCo Holdings LLC, BRE Spade Mezz 1 LLC, BRE Spade Voteco LLC and MGM Resorts International, dated as of September 26, 2021 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on September 28, 2021).*

4.1
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of April 20, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.2
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.3
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.4
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.5
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

4.6
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Commission on September 27, 2021)

10.1	Third Amendment to Credit Agreement, dated as of August 16, 2021, among the Company, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent.

10.2
Master Lease by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of September 28, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on September 28, 2021).*

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MGM Resorts International agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

MGM Resorts International
Date: November 3, 2021	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2021		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)