Form 10-K
period 2021-12-31
MGM Resorts International
filed 2022-02-25
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2021 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2021) was $17.5 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded. As of February 23, 2022, 439,172,269 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We believe we operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We believe we operate the highest quality resorts in each of the markets in which we operate. Ensuring our resorts are the premier resorts in their respective markets requires capital investments to maintain the best possible experiences for our guests.

MGM Growth Properties LLC (“MGP”), is a consolidated subsidiary of the Company. Substantially all of its assets are owned by and substantially all of its businesses are conducted through its subsidiary MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). As of December 31, 2021, we lease the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements, and Note 18 in the accompanying consolidated financial statements for information regarding the master lease with MGP, which eliminates in consolidation.

We lease the real estate assets of Bellagio pursuant to a lease agreement between a subsidiary of ours and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”). We lease the real estate assets of Mandalay Bay and MGM Grand Las Vegas pursuant to a lease agreement between a subsidiary of ours and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% owned by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”). We lease the real estate assets of Aria (including Vdara) pursuant to a lease agreement between a subsidiary of ours and funds managed by The Blackstone Group Inc. ("Blackstone"). Refer to Note 11 for further discussion of these leases.

Business Developments

In recent years, in furtherance of our vision to be the world’s premier gaming entertainment company, we have implemented an asset-light business model, which has involved a comprehensive review of our owned real estate assets to find opportunities to monetize those assets efficiently and allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities, and to return value to our shareholders. At the same time, we have continued to focus on key growth opportunities that align with our vision, particularly by investing in U.S. online sports betting and iGaming through BetMGM, expanding our digital capabilities, and seeking to diversify our Asia operations with development efforts in Japan.

As part of that business strategy, we have sought, and executed on, opportunities to invest in our growth areas, divest our real estate assets, and acquire, or enter into venture transactions with respect to the operations of integrated casino, hotel, and entertainment resorts, including through the following transactions:

•In July 2018, we and Entain plc (“Entain”) formed BetMGM, LLC (“BetMGM”), a venture that is owned 50% by each party. In connection with its formation, we provided BetMGM with exclusive access to all of our domestic landbased and online sports betting, major tournament poker, and online gaming operations and Entain provided BetMGM with exclusive access to its technology in the United States.

•In January 2019, we acquired the real property and operations associated with Empire City Casino's racetrack and casino ("Empire City") for total consideration of approximately $865 million. Subsequently, MGP acquired

Empire City’s developed real property from us and Empire City was added to the master lease between us and MGP. Refer to Note 4 and Note 18 for additional information.

•In March 2019, we entered into an amendment to the master lease between us and MGP with respect to improvements made by us related to the rebranding of the Park MGM and NoMad Las Vegas property (the “Park MGM Transaction”). Refer to Note 18 for additional information on this transaction, which eliminates in consolidation.

•Additionally, in November 2019, Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from us for total consideration of $4.25 billion, and leased such assets back to us pursuant to a lease agreement. Refer to Note 11 for additional information relating to the lease and Note 12 for the guarantee entered into in connection with the transaction.

•In December 2019, we completed the sale of Circus Circus Las Vegas and adjacent land for $825 million. See Note 16 for additional information related to this transaction.

•On February 14, 2020, we completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed MGP BREIT Venture in exchange for total consideration of $4.6 billion. See Note 1 for further discussion on the transaction and Note 12 for the guarantee entered into in connection with the transaction.

•In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Additionally, the master lease with MGP was modified to remove the Mandalay Bay property and the annual cash rent under the MGP master lease was reduced by $133 million, as further discussed in Note 18. Refer to Note 11 for additional information relating to the lease.

•Also, on January 14, 2020, we, the Operating Partnership, and MGP entered into a waiver agreement pursuant to which approximately 30 million Operating Partnership units that we held were redeemed for $700 million on May 18, 2020 and approximately 24 million Operating Partnership units that we held were redeemed for $700 million on December 2, 2020. As a result, the waiver terminated in accordance with its terms. Refer to Note 1 for further information regarding this transaction, which eliminates in consolidation.

•On March 4, 2021, we delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion, using cash on hand together with the proceeds from MGP's issuance of Class A shares. See Note 13 for information regarding this transaction, which eliminates in consolidation.

•On August 4, 2021, we entered into an agreement with VICI Properties, Inc. (“VICI”) and MGP whereby VICI will acquire MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by us. In connection with the exchange, VICI OP will redeem the majority of our VICI OP units for cash consideration of $4.4 billion. MGP’s Class B share that is held by us will be cancelled. As part of the transaction, we will enter into an amended and restated master lease with VICI. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021). Refer to Note 1 for further information.

•On September 26, 2021, we entered into an agreement to acquire the operations of The Cosmopolitan of Las Vegas ("The Cosmopolitan") for cash consideration of $1.625 billion, subject to customary working capital adjustments. Additionally, the Company will enter into a lease agreement for the real estate assets of The Cosmopolitan. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions. Refer to Note 1 for further information.

•On September 27, 2021, we completed the acquisition of the 50% ownership interest in CityCenter Holdings, LLC ("CityCenter") held by Infinity World Development Corp ("Infinity World"), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, for cash consideration of $2.125 billion. Refer to Note 4 for additional information on this acquisition.

•On September 28, 2021, we sold the real estate assets of Aria (including Vdara) to funds managed by Blackstone for cash consideration of $3.89 billion and entered into a lease through which the real property is leased back to a subsidiary of the Company. Refer to Note 11 for discussion of the lease agreement.

•On September 28, 2021, we announced that we, together with our venture partner, ORIX Corporation ("ORIX"), were selected by Osaka as the region’s integrated resort partner. In December 2021, we and ORIX formed a venture, through which we will bid to develop one of Japan's first integrated resorts.

•On October 29, 2021, MGP acquired the real estate assets of MGM Springfield from us for cash consideration of $400 million and MGM Springfield was added to the MGP master lease between us and MGP through which MGP leases back the real property to a subsidiary of ours. Transactions with MGP, including transactions under the MGP master lease, have been eliminated in our consolidation of MGP. Refer to Note 18 for further discussion of the master lease with MGP.

•On December 13, 2021, we entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. ("Hard Rock") for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between us and VICI (or MGP in the event that the VICI Transaction is terminated) will be amended and restated to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction and receipt of regulatory approvals. Refer to Note 1 for further information.

For additional information relating to our acquisitions, divestitures, venture transactions, and other arrangements, including those referred to above, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as the notes to our consolidated financial statements specified above.

Financial Impact of COVID-19. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of our business and key performance indicators — Financial Impact of COVID-19” for more information about the effect of the COVID-19 pandemic on our business and our recovery. For a discussion of the risks to our business resulting from COVID-19, see “Item 1A. Risk Factors — Risks Related to Our Business, Industry, and Market Conditions.”

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as all of our casino resorts, except as otherwise described related to the impact of COVID-19, typically operate 24 hours a day, every day of the year, with the exception of Empire City, which operates 20 hours a day, every day of the year, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. Our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We also lease space to third-party retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2021, we have three reportable segments: Las Vegas Strip Resorts, Regional Operations, and MGM China, as generally described below. See Note 17 for detailed financial information about our reportable segments.

Las Vegas Strip Resorts and Regional Operations
Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara) (upon acquisition in September 2021), Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including The Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas (until the sale of such property in December 2019).
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

Over half of the net revenue from our Las Vegas Strip Resorts is typically derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities and the majority of the net revenue from our Regional Operations is typically derived from gaming operations. Although our domestic customer mix has changed in the near term as a result of the COVID-19 pandemic, our long-term strategy continues to be to market to different customers and utilize our significant convention and meeting facilities to allow us to maximize hotel occupancy and customer volumes, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities.

Our casino operations feature a variety of slots and table games, and, through BetMGM, we offer online sports betting and iGaming in certain jurisdictions in the United States. In addition, we provide our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere.

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and holds the related gaming subconcession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Although visitation during 2020 and 2021 was significantly reduced by the COVID-19 pandemic, we expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise, a subsidiary of MGM China. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by SJM Resorts S.A. ("SJMSA", formerly Sociedade de Jogos de Macau, S.A.), which expires in June 2022. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos or gaming areas require government approval prior to commencing operations. See “Risk Factors — Risks Related to our Macau Operations — The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022, or MGM Grand Paradise may be unsuccessful in obtaining a gaming concession when a new public tender is held by the Macau government, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.”

As discussed above, gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires, of which a subsidiary of MGM China, MGM Grand Paradise, is a subconcessionaire. In 2019, the expiration of MGM Grand Paradise's subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. Pursuant to the current Macau gaming law, upon reaching the maximum duration of 20 years, the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. On January 14, 2022, the Macau Government disclosed the content of a bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. Under the bill, the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain circumstances. The bill is subject to debate and approval by the Macau Legislative Assembly. The approval of the new gaming law bill will precede the public tender for the awarding of new gaming concessions and to date the Macau Government has provided no indication as to whether the public tender will take place before expiry of the existing gaming concessions and subconcessions but acknowledged that it could consider the extension of the existing concessions and subconcessions beyond their current term if the public tender is held at a later date. Unless MGM Grand Paradise's gaming subconcession is extended or legislation with regard to reversion of casino premises is amended, the casino area premises and gaming-related equipment subject to reversion will automatically be transferred to the Macau Government upon expiration, and MGM Grand Paradise will cease to generate any revenues from such gaming operations. In addition, certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s gaming subconcession in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and an event of default under MGM China’s revolving credit facilities. MGM

China continues to closely monitor developments regarding the retendering process or concession extensions including the issuance of guidance by the Macau Government. MGM China intends to respond proactively to all relevant Macau Government requirements when known relating to the retendering process. We cannot provide any assurance that the gaming subconcession will be extended beyond the current term or that we will be able to obtain a gaming concession in a public tender; however, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession when a public tender is held.

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates, and certain other corporate and management operations. Our unconsolidated affiliates include the ventures with BREIT, discussed elsewhere, and BetMGM. In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2021.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage(1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip Resorts:
Aria(4)	5,497	142,000	1,316	121
Bellagio	3,933	152,000	1,312	146
MGM Grand Las Vegas (5)	6,071	169,000	1,245	122
Mandalay Bay (6)	4,750	152,000	990	69
The Mirage	3,044	94,000	835	71
Luxor	4,397	101,000	819	45
Excalibur	3,981	93,000	894	42
New York-New York	2,024	81,000	893	54
Park MGM (7)	2,898	66,000	745	65
Subtotal	36,595	1,050,000	9,049	735
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (8)	400	147,000	2,817	140
Beau Rivage (Biloxi, Mississippi)	1,740	85,000	1,516	75
Gold Strike Tunica (Tunica, Mississippi)	1,109	57,000	1,082	61
Borgata (Atlantic City, New Jersey)	2,767	213,000	2,816	163
MGM National Harbor (Prince George's County, Maryland) (9)	308	150,000	2,123	158
MGM Springfield (Springfield, Massachusetts)(10)	240	106,000	1,571	52
MGM Northfield Park (Northfield, Ohio)	—	73,000	1,669	—
Empire City (Yonkers, New York)	—	137,000	4,696	—
Subtotal	6,564	968,000	18,290	649
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	585	307,000	1,017	289
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,418	298,000	1,026	263
Subtotal	2,003	605,000	2,043	552
Grand total	45,162	2,623,000	29,382	1,936

(1)Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.
(2)Includes slot machines, video poker machines and other electronic gaming devices. Also include 172 and 187 gaming devices temporarily out of service due to COVID-19 restrictions at MGM Macau and MGM Cotai, respectively.
(3)Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker. MGM China gaming tables reflect the permanent table count, excludes temporary tables.
(4)Includes 1,495 condominium-hotel units at Vdara, which are predominantly utilized as company-owned hotel rooms.
(5)Includes 1,078 rooms at The Signature at MGM Grand Las Vegas.
(6)Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel.
(7)Includes 293 rooms at NoMad Las Vegas.
(8)Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(9)Our local investors have a non-voting economic interest in MGM National Harbor. Refer to Note 2 in the accompanying consolidated financial statements for further description of such interest.
(10)Our local investor has a non-voting economic interest in MGM Springfield.

Customers and Competition

Our properties operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, iGaming and other forms of legalized gaming in the United States and internationally. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors — Risks Related to our Business, Industry, and Market Conditions — We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow.”

Our primary methods of successful competition include:
•Locating our resorts in desirable leisure and business travel markets and operating at superior sites within those markets;
•Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms, state-of-the-art convention facilities and premier dining, entertainment, retail and other amenities;
•Recruiting, training and retaining well-qualified and motivated employees who provide superior customer service;
•Providing unique, “must-see” entertainment attractions; and
•Developing distinctive and memorable marketing, promotional and customer loyalty programs.

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

MGM China

The three primary customer bases in the Macau gaming market are VIP gaming operations, main floor gaming operations and slot machine operations. VIP gaming play has historically been sourced both internally and externally. Externally sourced VIP gaming play was obtained through external gaming promoters who assist VIP players with their travel and entertainment arrangements. Gaming promoters have been compensated through payment of revenue-sharing arrangements and rolling chip turnover-based commissions. In-house VIP players also typically receive a commission based on the program in which they participate. Unlike gaming promoters and in-house VIP players, main floor players do not receive commissions. The profit contribution from the main floor gaming operations has historically exceeded the VIP gaming operations due to commission costs paid to gaming promoters. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion and MGM Cotai Emerald Villa to attract ultra-high end customers.

VIP gaming at MGM China is conducted by the use of special purpose nonnegotiable gaming chips. Gaming promoters currently purchase these nonnegotiable chips and in turn they sell these chips to their players. The nonnegotiable chips allow us to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are currently based on a percentage of the gross table games win or a percentage of the table games turnover they generate. They also receive a complimentary allowance based on a percentage of the table games turnover they generate, which can be applied to hotel rooms, food and beverage and other discretionary customer-related expenses. Gaming promoter commissions are recorded as a reduction of casino revenue. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

In December 2021, we suspended operations with our primary gaming promoters. In January 2022, the Macau Government disclosed the content of a bill to amend the gaming law which includes some restrictions relating to gaming promoters, including: each gaming promoter can only exercise the activity of gaming promotion for one concessionaire, revenue sharing arrangements between concessionaires and gaming promoters are prohibited, gaming promoters are prohibited from having exclusive operation of casino reserved areas, and gaming promoters are restricted to only providing support to the concessionaires in the promotion of casino gaming activities through commissions. The bill is subject to debate and approval by the Macau Legislative Assembly.

We have focused our business on main floor gaming operations and, accordingly, we do not expect VIP gaming operations to be a significant source of revenue in future years. The majority of MGM China's casino revenue has been provided by main floor gaming operations in recent years and we expect this customer base will be the primary source of growth in the future.

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

MGM Rewards, our customer loyalty program, is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. In January 2022, we redesigned our loyalty program to expand the ways in which our customers can earn benefits. We also offer the Golden Lion Club for gaming focused customers, in addition to M life Rewards, at MGM China. The structured rewards systems based on member value and tier level ensure that customers can progressively access the full range of services that the resorts provide. Our loyalty programs focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend.

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

In order to achieve our vision of becoming the world's premier gaming entertainment company, we developed our strategic plan, which centers on four pillars:
•Strong People and Culture. Recruit, develop and retain the best talent. Foster a culture of diversity and inclusion. Invest in the employee experience.
•Customer-Centric Model. Leverage a customer-centric model reinforced by a strong brand and deep customer insights to provide unmatched entertainment experiences for our guests and drive top-line growth.
•Operational Excellence. Operating model refinement to maximize operating efficiencies and expand margins. Enhancement of digital capabilities to strengthen customer loyalty.
•Disciplined Capital Allocation to Maximize Shareholder Value. Pursuit of targeted, attractive ROI opportunities that align to our strategic vision. Focus on shareholder returns. Fortify balance sheet.

Due to the COVID-19 pandemic and the resulting rapidly changing environment, our strategic direction must allow for flexibility. The strategic plan was developed with the intent to regularly revisit, measure, and reevaluate for emerging opportunities.

In allocating resources, our financial strategy is focused on managing a proper mix of investments in our existing properties, strategic growth opportunities, debt repayment and shareholder returns. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns.

We regularly evaluate targeted opportunities that provide an attractive return on investment in domestic and international markets, including the ownership, management and operation of gaming facilities and accessing new markets for iGaming and online sports betting. We also leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands are well-suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

We continue to invest in our operating model by expanding the footprint of our Centers of Excellence and enabling best in class operations through adjustments within corporate and property business units. In addition, we have implemented several improvement and cost cutting initiatives comprised of labor, sourcing, and revenue programs that have further improved our operating model and have positioned us as a stronger company.

We have continued to focus on our key growth opportunities of developing an integrated resort in Japan and investing in BetMGM. In September 2021, we, together with our venture partner, ORIX, were selected by Osaka as the region’s integrated resort partner. This selection marks an important step in our long-term bid to develop one of Japan’s first integrated casino resorts. We are currently working with Osaka to submit an area development plan to the central government during the application period. As it relates to BetMGM, we believe that BetMGM is positioned as a long-term leader in the U.S. online sports betting and iGaming industries. As part of our commitment to the success of BetMGM, we have integrated our MGM Rewards program with BetMGM and have BetMGM branded on-property sportsbooks and kiosks to drive higher value customers at lower acquisition costs through a robust omni-channel strategy. Further, we continue to explore bringing full-scale commercial gaming to Empire City in New York.

Technology

We believe technology, digital and advanced data science/analytics capabilities are critical to optimizing customer experience and loyalty, employee productivity and engagement, operational efficiency and revenue growth. We are focused on using these capabilities to achieve specific goals of creating ‘only at MGM’ differentiation through unique content and experiences, establishing a perennial engagement with our guests for increased loyalty, digital diversification through enhanced e-commerce and seamless integration of the physical integrated resorts business with digital casino and sports betting businesses, creating cross-property experiences and promotions in Las Vegas to provide much better value to the consumer, enhancing our data driven decisioning capabilities in all aspects of our business for faster decision making, and optimizing our operations and employee productivity and experience through digitization.

Environmental & Social Responsibility

At MGM Resorts we have had a long-standing commitment to environmental and social responsibility. For over a decade, we have had a dedicated board committee focused on Corporate Social Responsibility (“CSR”). In 2019, we had bolstered governance of these topics by uniting our key pillars of Diversity and Inclusion, Philanthropy and Community Engagement and Environmental Sustainability under one Executive Committee-level leader who manages the MGM Resorts Social Impact and Sustainability Center of Excellence, reports directly to the Chief Executive Officer and President, and serves as liaison to the CSR and Sustainability board committee. This leader now also oversees the Human Resources function, and is thus able to integrate Environmental, Social and Governance (“ESG”) considerations more deeply into the core culture of our organization.

The year 2021 was a critical one in terms of progress on our ESG initiatives. In May 2021, we published our 2020 Social Impact & Sustainability Report containing our most robust ESG disclosures to date. In this report we showed the significant progress made towards many of our ESG goals that we had announced publicly in prior reports, and we expect to publish a report in 2022 reflecting our progress on these goals during 2021.

Importantly, 2021 saw the opening of the 100MW “MGM Resorts Mega Solar Array” in North Las Vegas. This is the hospitality industry’s largest direct-connect renewable electricity project world-wide and has significantly improved our trajectory to achieve our previously announced carbon reduction goals. In connection with the opening of this array, we enhanced our climate ambition by announcing two new 2030 goals: to cut global total operational carbon emissions by

50%, and source 100% renewable electricity in the USA. Beyond the environmental benefits associated with the renewable electricity generated, the array will also help us hedge our electricity costs and reduce our exposure to price volatility risks.

In 2021, we also made substantial progress against our commitment to aligning more of our ESG report disclosures to leading ESG frameworks by publishing our first ever disclosures informed by guidelines of the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) Hotels & Lodging and Casinos & Gaming Sector Standards.

Our full list of ESG goals and performance against them are available in our 2020 Social Impact & Sustainability Report, available at mgmresorts.com/focused. The content on this website and report is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K.

Trademarks

Our principal intellectual property consists of trademarks for, among others, Aria, Vdara, Bellagio, The Mirage, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Beau Rivage and Empire City, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold our core values, which in 2021 evolved to: captivate our audience, inspire excellence, champion inclusion, and win together, to create an engaged and diverse workforce. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals. Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship and management development programs.

Growth and Development

We invest significant resources to develop the talent needed, now and in the future, to continue to be a premier employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities and we support the long-term career aspirations of our employees through education and professional/personal development. In 2021, we introduced several new learning and development initiatives focused on a broad range of employee segments. Except as otherwise temporarily impacted due to COVID-19, we offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to allow employees to earn a degree online free of charge for all credit hours.

Equity, Diversity, and Inclusion (“ED&I”)

Our approach to ED&I is anchored by our corporate and people strategies and a social impact and sustainability approach that centers on embracing humanity and protecting the planet. A concise framework lays out four strategic pillars to guide our work: invest in people; build an inclusive culture; grow business and customer engagement and supplier diversity; and, enhance marketplace leadership and community relations. As part of our commitment, we have committed to the following four long-range goals: (1) ensure that all employees have equal access to leadership opportunities, (2) spend at least 10% of our biddable procurement with diverse suppliers, (3) expand our Supplier Diversity Mentorship Program to achieve 50 graduates and (4) train 100% of management employees on social impact policies and goals. In connection with each goal, we have established robust key performance indicators, which are tracked and published in our annual Social Impact and Sustainability Report.In addition, we have detailed internal Human Capital workforce reports, which include demographic and diversity data, and are reviewed with the Corporate Social Responsibility and Sustainability Committee of the Board, leadership teams and executive management on a regular basis.

Internally, we use multiple channels to facilitate communication and to continuously advance our core value of inclusiveness. The channels include but are not limited to open forums with executives, employee engagement surveys with detailed action planning, and employee network groups.

Work in the area of equity, diversity and inclusion is advanced through a range of programs and initiatives which include education and training, community partnerships, recruitment and talent development, advocacy, engagement and outreach. Responsibility is driven and led by the Company’s Chief People, Inclusion and Sustainability Officer, who reports directly to the Chief Executive Officer and President, and is supported by a centralized diversity and inclusion team and the Human Resources department.

Health, Safety, and Wellness

In order to promote our culture of overall employee health and wellness we provide benefits, tools and resources to help maintain or improve physical, mental, and financial health. We continue to align benefit offerings to the needs of a diverse workforce across an expanded regional presence and leverage innovative solutions to expand access to health and wellness resources, including the recent addition of a service to help connect LGBTQIA+ people and their loved ones with culturally and clinically competent health care providers.

To ensure our employees' continued health, safety, and wellness in response to COVID-19, we coordinated with medical experts to put in place extensive testing protocols for our employees and required COVID-19 vaccination as a condition of employment for all salaried employees and new hires throughout the United States. As a commitment to our employees impacted by the pandemic, we have maintained benefits eligibility for many employees who were furloughed in 2020 and were unable to work enough hours to qualify for benefits until business conditions improved.

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

Employees and Labor Relations

As of December 31, 2021, we had approximately 42,000 full-time and 17,000 part-time employees domestically. In addition, we had approximately 10,000 employees at MGM China. We had collective bargaining agreements with unions covering approximately 35,000 of our employees as of December 31, 2021. Collective bargaining agreements covering multiple bargaining units at our Regional Operations and Las Vegas Strip Resorts are scheduled to expire in 2022. This includes all bargaining units at Gold Strike Tunica in Mississippi, all bargaining units at Borgata in Atlantic City, our hotel/food & beverage bargaining unit at MGM National Harbor, and all valet operations in Las Vegas (with the exception of The Signature). Negotiations for successor contracts covering those employees are being scheduled as expiration dates approach and will continue throughout 2022. As of December 31, 2021, none of the employees of MGM China are part of a labor union and the MGM China resorts are not party to any collective bargaining agreements.

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

For a discussion of potential risks to our business relating to regulatory matters, including due to the potential impact of legislative and regulatory changes, please see “Item 1A. Risk Factors — Risks Related to Legal and Regulatory Matters and Changes in Public Policy.”

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2021 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow, execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, the closing of the VICI Transaction, The Cosmopolitan transaction, and The Mirage transaction, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China or the Operating Partnership, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments under our triple-net leases and guarantees we provide of the indebtedness of Bellagio BREIT Venture and MGP BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;
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
•the VICI Transaction, The Cosmopolitan transaction, and The Mirage transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;
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
•All of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations;
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
•the fact that co-investing in properties or businesses, including our investment in BetMGM, decreases our ability to manage risk;
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
•changes to fiscal and tax policies;
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

Any forward-looking statement made by us in this Form 10-K or our 2021 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 25, 2022, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	64	Chief Executive Officer and President
Corey I. Sanders	58	Chief Operating Officer
Jonathan S. Halkyard	57	Chief Financial Officer and Treasurer
John M. McManus	54	Executive Vice President, General Counsel and Secretary
Tilak Mandadi	58	Chief Strategy, Innovation and Technology Officer

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

Mr. Halkyard has served as Chief Financial Officer and Treasurer since January 2021. Prior to joining the Company, Mr. Halkyard served as President and Chief Executive Officer of Extended Stay America, Inc. ("Extended Stay") and its paired-share REIT, ESH Hospitality, Inc., from January 2018 through November 2019, as Chief Financial Officer of Extended Stay from January 2015 through December 2017, and as Chief Operating Officer of Extended Stay from September 2013 through January 2015. Prior to joining Extended Stay, Mr. Halkyard served as Chief Financial Officer of NV Energy, Inc. from July 2012 through September 2013 and, prior to that, he served in various executive, finance and managerial roles at Caesars Entertainment Inc. since 1999, including as Chief Financial Officer from 2006 through 2012.

Mr. McManus has served as Executive Vice President, General Counsel and Secretary since July 2010. He served as Acting General Counsel from December 2009 to July 2010, as a senior member of the Company’s Corporate Legal Department from July 2008 to December 2009, and he served as counsel to various MGM operating subsidiaries from May 2001 to July 2008.

Mr. Mandadi has served as Chief Strategy, Innovation and Technology Officer since July 2021. Prior to joining the Company, Mr. Mandadi served as Executive Vice President of Digital and Global Chief Technology Officer for Disney Parks, Experiences and Products, Inc. from March 2013. Prior to joining Disney, Mr. Mandadi served as Senior Vice President of Digital for American Express Company from July 2006 to March 2013.

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

Risks Related to Our Substantial Financial Commitments

•Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide on the indebtedness of Bellagio BREIT Venture and MGP BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations.
•Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures.
•The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.
•We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes.

Risks Related to Our Announced Transactions

•The VICI Transaction, The Cosmopolitan transaction, and The Mirage transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.
•The potential litigation instituted against us, our transaction counterparties, or our respective directors challenging the VICI Transaction may prevent such transaction from becoming effective within the expected timeframe or at all.

Risks Related to Our Business, Industry, and Market Conditions

•The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.
•We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows.
•Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside.
•We may not realize all of the anticipated benefits of our cost savings initiatives, including those associated with our MGM 2020 Plan.

•Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements.
•All of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations.
•Paul Salem, our Chairman, Daniel J. Taylor, one of our directors, and Corey Sanders, and John M. McManus, members of our senior management, may have actual or potential conflicts of interest because of their positions at MGP.
•Despite our ability to exercise control over the affairs of MGP as a result of our ownership of the single outstanding Class B share of MGP, MGP has adopted a policy under which certain transactions with us, including transactions involving consideration in excess of $25 million, must be approved in accordance with certain specified procedures, which could affect our ability to execute our operational and strategic objectives.
•Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.
•We extend credit to a large portion of our customers and we may not be able to collect gaming receivables.
•We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.
•Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or the outbreak of infectious diseases.
•Co-investing in properties or businesses, including our investment in BetMGM, decreases our ability to manage risk.
•Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.
•Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
•Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.
•A significant portion of our labor force is covered by collective bargaining agreements.
•Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
•We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful.
•The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
•We are subject to risks related to corporate social responsibility and reputation.
•We are subject to risks and costs related to climate change.

Risks Related to Legal and Regulatory Matters and Changes in Public Policy

•Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
•Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.
•If the jurisdictions in which we operate increase gaming taxes and fees, as well as other taxes and fees, our results could be adversely affected.
•The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods.
•We face risks related to pending claims that have been, or future claims that may be, brought against us.

Risks Related to Our Macau Operations

•We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China.
•The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022, or MGM Grand Paradise may be unsuccessful in obtaining a gaming concession when a new public tender is held by the Macau government, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We are subject to risks associated with doing business outside of the United States.
•Conflicts of interest may arise because certain of our directors and officers are also directors of MGM China, the holding company for MGM Grand Paradise which owns and operates MGM Macau and MGM Cotai.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Our Substantial Financial Commitments

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide of the indebtedness of Bellagio BREIT Venture and MGP BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2021, we had approximately $12.9 billion of principal amount of indebtedness outstanding on a consolidated basis, including $4.3 billion of outstanding indebtedness of the Operating Partnership and $3.1 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s or the Operating Partnership’s obligations under their respective debt agreements and, to the extent MGM China or the Operating Partnership were to cease to produce cash flow sufficient to service their indebtedness, our ability to make additional investments into such entities is limited by the covenants in our existing senior credit facility.

In addition, our substantial indebtedness and significant financial commitments could have important negative consequences on us, including:

•increasing our exposure to general adverse economic and industry conditions;
•limiting our flexibility to plan for, or react to, changes in our business and industry;
•limiting our ability to borrow additional funds for working capital requirements, capital expenditures, debt service requirements, execution of our business strategy (including returning value to our shareholders) or other general operating requirements;
•making it more difficult for us to make payments on our indebtedness; or
•placing us at a competitive disadvantage compared to less-leveraged competitors.

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture and MGP BREIT Venture, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM as a leader in online sports betting and iGaming, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures. Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates and subsidiaries (including MGM China and the Operating Partnership), and borrow under our senior credit facility or incur new indebtedness. In 2020 and 2021, the COVID-19 pandemic resulted in significant deterioration to the global economy, and substantial declines in our revenues from operations and expected distributions from our unconsolidated affiliates and subsidiaries. We expect that the recent emergence and global spread of COVID-19 variants may continue to impact consumer spending levels in 2022 and potentially thereafter, and if we fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other covenants in our debt and lease instruments, we cannot assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional debt on terms favorable to us, or at all.

In addition, we have a significant amount of indebtedness maturing in 2022, and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. Covenants governing our senior secured credit facility and certain of our debt securities restrict, among other things, our ability to:

•pay dividends or distributions, repurchase equity, prepay certain debt or make certain investments;
•incur additional debt;
•incur liens on assets;
•sell assets or consolidate with another company or sell all or substantially all of our assets;
•enter into transactions with affiliates;
•allow certain subsidiaries to transfer assets or enter into certain agreements; and
•enter into sale and lease-back transactions.

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

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes. As of December 31, 2021 we are required to make annual rent payments of $1.6 billion, in the aggregate, under the triple-net lease agreements, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. In addition, the leases governing the Bellagio, MGM Grand Las Vegas, Mandalay Bay, Aria (including Vdara) real estate assets require us to comply with certain financial covenants which, if not met, will require us to deposit cash collateral or issue letters of credit for the benefit of the applicable landlord equal to 1 year of rent under the MGM Grand Las Vegas and Mandalay Bay lease and the Aria lease and 2 years of rent under the Bellagio lease. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the leases may:

•make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;
•increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•require us to dedicate a substantial portion of our cash flow from operations to making rent payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, pay dividends, repurchase shares and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict our ability to make acquisitions, divestitures and engage in other significant transactions; and
•cause us to lose our rights with respect to the applicable leased properties if we fail to pay rent or other amounts or otherwise default on the leases.

Any of the above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Announced Transactions

The VICI Transaction, The Cosmopolitan transaction and The Mirage transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all. Each of the VICI Transaction, The Cosmopolitan transaction and The Mirage transaction is subject to certain closing conditions, which may not be satisfied within the anticipated timeframe or at all. For example, completion of the transactions remains subject to the receipt of certain regulatory approvals. There can be no assurance that any required regulatory approvals will be obtained, and the regulatory authorities from which approvals are required may impose conditions on the consummation of the transaction or require changes to the terms of the transaction or agreements to be entered into in connection with the transaction. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding the completion of the transactions, which might reduce the anticipated benefits to us of the transaction or have an adverse effect on our business, financial condition and results of operations. The completion of the VICI Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of VICI’s shareholders (which was obtained on October 29, 2021), (ii) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the transaction, (iii) the effectiveness of the registration statement for VICI’s shares to be issued in the VICI Transaction and the authorization for listing of those shares on the New York Stock Exchange, (iv) the absence of a material adverse effect on the parties to the master transaction agreement, (v) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to customary materiality standards, and (vi) compliance of each party with its respective covenants under the master transaction agreement. No assurance can be given that these or any other required conditions to closing will be satisfied. If the conditions precedent to the VICI Transaction are not satisfied, the VICI Transaction will not be completed unless such conditions are validly waived. Such conditions may jeopardize or delay the completion of the transaction or may reduce the anticipated benefits of the transaction.

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
•we would have incurred significant expenses relating to such transactions that we may be unable to recover, including termination fees if applicable; and
•we may be subject to litigation related to the failure to consummate the transactions or to perform our obligations under the respective transaction agreements.

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

The potential litigation instituted against us, our transaction counterparties, or our respective directors challenging the proposed VICI Transaction may prevent such transaction from becoming effective within the expected timeframe or at all. Potential litigation related to the VICI Transaction may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the VICI Transaction. One of the conditions to the

VICI Transaction under the master transaction agreement is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any governmental authority of competent jurisdiction prohibiting consummation of the VICI Transaction or any other transactions contemplated by the master transaction agreement shall be in effect. Accordingly, any such injunctive or other relief may prevent the VICI Transaction from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect our business and the businesses of the counterparties to such transactions.

Risks Related to Our Business, Industry, and Market Conditions

The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time. As of the date of this annual report, there continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The impact of the omicron variant, or of any other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” occupancy limitations, and travel and transportation restrictions. While restrictions have eased throughout 2021, new restrictions to combat the spread of the variants, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs may be put into place in the future. In addition, the spread of new variants, including omicron, has had a material impact on domestic and international travel, which has resulted in reduced demand for hotel rooms, convention space and other casino resorts amenities.
In Macau, while all of our properties were open during 2021, several travel and entry restrictions were in place in Macau, Hong Kong and mainland China (including the temporary suspension of ferry services between Hong Kong and Macau, the nucleic acid test result certificate and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors) which significantly impacted visitation to MGM Macau and MGM Cotai. In addition, from time to time during 2021 local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances certain entertainment and leisure facilities were closed throughout Macau. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on MGM Grand Paradise's operations and it is uncertain whether further closures, including the closure of MGM Grand Paradise's properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

The extent to which the COVID-19 pandemic and new variants continue to impact our business, results of operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to: the duration and scope of the pandemic (and whether there is a, or multiple, further resurgences in the future); the efficacy of the vaccine against existing and new variants of the COVID-19 virus; the adoption rate of vaccines and the ability to effectively and efficiently distribute vaccines domestically and internationally to allow travel to resume to pre-pandemic levels; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; our and our business partners' ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic (including the rise of variant strains of the virus), such as limiting or banning travel and limiting or banning leisure, casino and entertainment (including sporting events) activities, including the complete or partial closures of our properties; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. We may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of health and safety compliance. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this section or in any other filings with the SEC. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but it may continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows. The hotel, resort, entertainment, and gaming industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort, entertainment, and gaming operations in other states or countries, as well as the increased availability of online sports betting and iGaming, could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of retail gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas and elsewhere. For instance, local referendums were recently passed to allow retail gaming in Virginia and Nebraska, with active lobbying occurring in additional states. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain customers and related business.

We have also seen significant expansion across the United States in legalized forms of iGaming and online sports betting and expect additional jurisdictions will likely legalize iGaming and online sports betting in the future. We participate in the domestic iGaming and online sports betting market through our venture, BetMGM, which faces significant competition from other industry participants as well as the broader gaming and entertainment industries. If BetMGM is unable to sustain or grow interest in its offerings it may not be able to gain the scale necessary to successfully compete in the growing market and, as a result, we may not receive the anticipated benefits from our investment. In addition, the expansion of iGaming, online sports betting, and other types of gaming may further compete with our land-based operations by reducing customer visitation and spend at our properties.

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere are enacted, including the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain areas in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or iGaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaires open additional facilities, we would face increased competition. Similarly, as a result of Macau’s Gaming Inspection and Co-ordination Bureau increasing scrutiny and restrictions imposed on gaming promoters, we along with certain other casino operators in Macau, suspended our primary gaming promoters, which has led to substantial declines in revenues from gaming promoters. As a result, we expect competition for the mass market segment amongst Macau operators will grow and if we are unable to maintain and further develop our mass market business and replace revenue previously obtained through use of gaming promoters, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio and MGM Grand Las Vegas may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition, including inflationary pressures, affecting consumers, corporations, or the supply chain, generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. In addition, due to the COVID-19 pandemic, our business has also been impacted by labor shortages and global supply chain disruptions. If we are unable to hire and retain sufficient employees to operate our properties or procure necessary supplies, our business, results of operations and reputation could be negatively impacted.

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai (and, to a lesser extent, our domestic properties) from mainland China, general economic, regulatory, geopolitical and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency conversion or movements, including continued market impacts from the COVID-19 outbreak and market impacts resulting from China’s anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas and facial recognition technology on ATM machines in Macau to strictly enforce the "know your customer" regulations for mainland Chinese bank cardholders), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend at our properties. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.
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

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure, existing and future debt agreements entered into by us or our subsidiaries and state law requirements. During the COVID-19 pandemic we significantly reduced our historic dividend rate. Although we intend to pay ongoing regular quarterly cash dividends on our common stock; our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our ability to pay dividends is restricted by certain covenants in our credit agreement, and because we are a holding company with no material direct operations, we are dependent on receiving cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Our subsidiaries ability to generate the cash flow necessary to maintain quarterly dividend payments on our common stock is subject to their operating results, cash requirements and financial condition. In addition, our subsidiaries’ ability to make distributions to us is subject to any applicable provisions of state law that may limit the amount of funds available to us, and compliance with covenants and financial ratios related to existing or future agreements governing any indebtedness at such subsidiaries and any limitations in other agreements such subsidiaries may have with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of their respective cash obligations. As a consequence of these various limitations and restrictions, future dividend payments may be further reduced or eliminated in their entirety. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

All of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. All of our domestic properties are subject to triple-net leases that, in addition to rent, require us to pay: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to the landlords as the owners of the associated facilities. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation. Finally, our leases limit our ability to cease operations at our properties, subject to certain limited exceptions.

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

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables. We conduct a portion of our gaming activities on a credit basis through the issuance of markers which are unsecured instruments. Table games players typically are issued more markers than slot players, and high-end players typically are issued more markers than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. Furthermore, the loss or a reduction in the play of the most significant of these high-end customers could have an adverse effect on our business, financial condition, results of operations and cash flows. We issue markers to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. Uncollectible receivables from high-end customers could have a significant impact on our results of operations.

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

Furthermore, we expect that MGM China will be able to enforce its gaming debts only in a limited number of jurisdictions, including Macau. To the extent MGM China gaming customers are from other jurisdictions, MGM China may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM China may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM China remains obligated to pay taxes on uncollectible winnings from customers.

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

Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against physical loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

Co-investing in properties or businesses, including our investment in BetMGM, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities.

For example, we share control of BetMGM with Entain with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, including with respect to the amount and timing of capital contributions. If we and Entain are unable to support the future funding of BetMGM, then BetMGM may not have the resources to execute on the development or implementation of its strategies, including funding efforts to increase its market share, which could result in us not receiving the anticipated benefits from our investment. In addition, if we are awarded a concession to develop an integrated casino resort in Japan, we would do so in a consortium with ORIX and other local investors. As a result, we could be subject to additional risks related to being unable to directly control development activities or the timing of development completion, which may impact our ability to complete the project on our anticipated timeline, or at all, or within the agreed upon specifications.

Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.

Although our business model is primarily asset-light, we intend to continue to evaluate opportunities for future construction, development or expansion projects. Any of our future construction, development or expansion projects, such as our proposed integrated resort in Japan, will be subject to a number of risks, including:

•lack of sufficient, or delays in the availability of, financing;
•changes to plans and specifications;
•engineering problems, including defective plans and specifications;
•shortages of, and price increases in, energy, materials and skilled and unskilled labor;
•pricing inflation, including wage inflation, in key supply markets;
•delays in obtaining or inability to obtain necessary permits, licenses and approvals;
•changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, residential, real estate development or construction projects;
•labor disputes or work stoppages;
•availability of qualified contractors and subcontractors;
•disputes with and defaults by contractors and subcontractors;
•personal injuries to workers and other persons;
•environmental, health and safety issues, including site accidents and the spread of viruses;
•weather interferences or delays;
•fires, typhoons and other natural disasters;
•geological, construction, excavation, regulatory and equipment problems; and
•other unanticipated circumstances or cost increases.

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

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future. Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, or terrorism or other acts of violence), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism or other acts of violence, loss of electrical power due to catastrophic events, rolling blackouts or otherwise, deterioration or corrosion, insect or animal damage, and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles or self-insured retentions, or agree to certain exclusions from our coverage.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2021, approximately 35,000 of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,”

“seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful. We intend to consider strategic and complementary acquisitions and investments in other businesses, properties or other assets. Furthermore, we may pursue any of these opportunities in alliance with third parties, including MGP. Acquisitions and investments in businesses, properties or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

•spending cash and incurring debt;
•assuming contingent liabilities;
•unanticipated issues in integrating information, communications and other systems;
•unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
•retaining key employees; and
•consolidating corporate and administrative infrastructures.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all. In addition, even if we are able to identify any such opportunities and complete transactions, we cannot assure you that we will realize the anticipated synergies and benefits of our acquisitions or that they will be accretive to our results of operations. Our estimates and assumptions regarding expected synergies and benefits of our acquisitions could materially change, including as a result of factors beyond our control, and could delay, decrease or eliminate the expected accretive effect of the acquisitions. In addition, even if we are able to successfully integrate new assets and businesses, the integration of such assets and businesses may result in unanticipated costs, competitive responses, loss of customer or other business relationships and the diversion of management attention, and the expansion of our operations in general, whether through acquisition, development or internal growth, could also cause us to incur substantial costs, including legal, professional and consulting fees.

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

The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. California has enacted a comprehensive privacy law, known as the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020 and provides some of the strongest privacy requirements in the United States. In addition, new privacy requirements in California, Colorado, and Virginia generally go into effect on January 1, 2023.

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

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance factors and risk of damage to our reputation and the value of our brands if we fail to act responsibly in several areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, plastic pollution, climate change, responsible gaming, supply chain management, workplace conduct, human rights, and many others, some of which may be unforeseen. Any harm to our reputation could further impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

We are subject to risks and costs related to climate change. Extreme weather conditions, potentially exacerbated by climate change, may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations or the operations of critical suppliers, damage our properties, and reduce the number of customers who visit our facilities in such areas. In addition, our operations or the operations of critical suppliers could be adversely impacted by a drought or other cause of water stress or shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate or source critical supplies could adversely affect our business. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions.

Furthermore, such extreme weather conditions may result in reduced availability or increased price volatility of certain critical supplies, may interrupt or impede access to our affected properties, and may cause visits to our affected properties to decrease for an indefinite period. Additionally, many states and municipalities have begun to adopt laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures on our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations or business.

Risks Related to Legal and Regulatory Matters and Changes in Public Policy

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. Furthermore, our iGaming and online sports betting initiatives may be particularly subject to risks related to potential changes in the regulatory environment as a result of the continued development of regulations in this industry. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated DOJ’s new opinion. The DOJ appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit. In January 2021, the Court of Appeals essentially affirmed the decision of the district court, and the DOJ did not file a further appeal. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.1 to this Annual Report on Form 10-K.

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

Macau laws and regulations concerning gaming and gaming concessions are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China’s interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM Grand Paradise's activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM Grand Paradise will be able to obtain all necessary approvals, and any such failure to do so may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, to date such redress is largely untested in relation to gaming issues.

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

Furthermore, the COVID-19 pandemic has resulted in governments, public institutions and other organizations imposing or recommending restrictions on various activities or other actions to combat its spread. See “—The global COVID-19 pandemic has continued to materially impact our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.” In addition to the pandemic-related restrictions that resulted in the temporary closures of our properties during 2020, governmental or other COVID-19-related restrictions have been extended or reimposed from time-to-time and new restrictions may be imposed in the future.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us. Historically, a significant portion of our revenue was derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions as well as other penalties against us, and the SEC and U.S. Department of Justice continue to vigorously pursue enforcement of the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

If the jurisdictions in which we operate increase gaming taxes and fees, as well as other taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees, including taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming or other taxes, the imposition of new taxes or changes to tax laws that result in increased taxes to us. If the jurisdictions in which we operate were to increase taxes, impose new taxes or change existing tax laws, our financial condition and results of operations could be materially adversely affected.

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to reduce taxes attributable to potential taxable foreign-sourced income in future periods, including the recapture of overall domestic losses to the extent of 50 percent of U.S. taxable income per year. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent that we determine it is not more likely than not such asset will be recovered. This evaluation is based on all available evidence, including assumptions concerning future U.S. operating profits and foreign source income. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

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

Risks Related to Our Macau Operations

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. As a result of the extension of the Macau gaming subconcession, we entered into a First Renewed Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms.

Ho”), pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (ii) the last day of MGM Grand Paradise's subconcession for operation of casino games (or any extension thereof); or (iii) the date when our ownership of MGM China shares is less than 20% of the then-issued share capital of MGM China.

The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise an extension of the subconcession in 2022, or MGM Grand Paradise may be unsuccessful in obtaining a gaming concession when a new public tender is held by the Macau government, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

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

In addition, the subconcession contract expires on June 26, 2022. Pursuant to the current Macau gaming law, upon reaching the maximum duration of 20 years, the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. On January 14, 2022, the Macau Government disclosed the content of a bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. Under the bill, the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years, under certain circumstances. The bill is subject to debate and approval by the Macau Legislative Assembly. The approval of the new gaming law bill will precede the public tender for the awarding of new gaming concessions and to date the Macau Government has provided no indication as to whether the public tender will take place before expiry of the existing gaming concessions and subconcessions, which is on June 26, 2022, but acknowledged that it could consider the extension of the existing concessions and subconcessions beyond their current term if the public tender is held at a later date. Unless MGM Grand Paradise's gaming subconcession is extended, or legislation with regard to reversion of casino premises is amended, the casino area premises and gaming-related equipment subject to reversion will automatically be transferred to the Macau Government upon expiration, and MGM Grand Paradise will cease to generate any revenues from such gaming operations. In addition, certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s gaming subconcession in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and an event of default under MGM China’s revolving credit facilities. Beginning on April 20, 2017, the Macau government may redeem the subconcession contract by providing us at least 1 year prior notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by MGM Grand Paradise, excluding the convention and exhibition facilities, during the taxable year prior to the redemption, before deducting interest, depreciation and amortization, multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that MGM Grand Paradise will be able to obtain an extension of the subconcession contract or be awarded a new gaming concession on terms favorable to MGM Grand Paradise or at all. In addition, there is uncertainty on the terms associated with any extension, which could include additional fees or other financial commitments that may have an adverse impact on the financial position of MGM Grand Paradise. We also cannot assure you that if the subconcession is redeemed, the compensation paid to MGM Grand Paradise will be adequate to compensate for the loss of future revenues.

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM China or any future operations in which we may engage in any other foreign territories, include:

•changes in laws and policies that govern operations of companies in Macau or other foreign jurisdictions;
•changes in non-United States government programs;
•possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•general economic conditions and policies in China, including restrictions on travel and currency movements;
•difficulty in establishing, staffing and managing non-United States operations;
•different labor regulations;
•changes in environmental, health and safety laws;
•outbreaks of diseases or epidemics, including the COVID-19 pandemic;
•potentially negative consequences from changes in or interpretations of tax laws;
•political instability and actual or anticipated military and political conflicts;
•economic instability and inflation, recession or interest rate fluctuations; and
•uncertainties regarding judicial systems and procedures.

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
The following table lists certain of our principal land and leasehold holdings as of December 31, 2021.

Approximate
Name and Location	Acres
Las Vegas Strip Resorts
Aria(1)	64
Bellagio(2)	75
MGM Grand Las Vegas(3)	102
Mandalay Bay(3)	124
The Mirage(4)	77
Luxor(4)(5)	73
Excalibur(4)	51
New York-New York(4)(6)	23
Park MGM(4)	21
Regional Operations
MGM Grand Detroit (Detroit, Michigan)(4)(7)	27
Beau Rivage (Biloxi, Mississippi)(4)(8)	40
Gold Strike Tunica (Tunica, Mississippi)(4)	24
MGM National Harbor (Prince George's County, Maryland)(4)(9)	23
Borgata (Atlantic City, New Jersey)(4)(10)	46
MGM Springfield (Springfield, Massachusetts)(4)	14
MGM Northfield Park (Northfield, Ohio)(4)	113
Empire City (Yonkers, New York)(4)(11)	97
MGM China
MGM Macau(12)	10
MGM Cotai(12)	18
(1)Subject to a master lease agreement between a subsidiary of ours and funds managed by Blackstone.
(2)Subject to a lease agreement between a subsidiary of ours and Bellagio BREIT Venture.
(3)Subject to a master lease agreement between a subsidiary of ours and MGP BREIT Venture.
(4)Subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership.
(5)58 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership. We own an additional 15 acres of land located across the Las Vegas Strip from Luxor.
(6)Includes 3 acres of land related to The Park entertainment district development located between Park MGM and New York-New York.
(7)24 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership.
(8)26 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, which leases 10 acres pursuant to a tidelands lease with a third party.
(9)All 23 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, which leases all 23 acres pursuant to a ground lease with a third party.
(10)37 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership, which leases 11 acres pursuant to a ground lease with a third party.
(11)41 acres are subject to a master lease agreement between a subsidiary of ours and a subsidiary of the Operating Partnership. We own an additional 56 acres adjacent to the property retained for potential future development.
(12)Subject to separate land concession agreements with the Macau government.

The land and substantially all of the assets of MGP’s properties, indicated within the table above, other than MGM National Harbor, Empire City, and MGM Springfield, secure the obligations under the Operating Partnership’s credit agreement. These borrowings are non-recourse to us.

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

There were approximately 3,294 record holders of our common stock as of February 23, 2022.

Dividend Policy

The Company implemented a dividend program in February 2017 pursuant to which it has paid regular quarterly dividends. In the second quarter of 2020 the Company reduced its annual dividend to $0.01 per share in light of the impact of the COVID-19 pandemic on its operations at that time. The Company has maintained an annual dividend of $0.01 per share throughout 2021. The amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below. In addition, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of cash from our operating subsidiaries to generate the funds from operations necessary to pay dividends on our common stock. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the Operating Partnership and MGM China credit facilities each contain limitations on the ability of the applicable subsidiary under each credit agreement to pay dividends to us. There can be no assurance that we will continue to pay dividends in the future.

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (In thousands)
October 1, 2021 — October 31, 2021	1,800,000	$44.51	1,800,000	$1,897,460
November 1, 2021 — November 30, 2021	3,747,997	$43.71	3,747,997	$1,733,626
December 1, 2021 — December 31, 2021	11,598,650	$41.67	11,598,650	$1,250,266

In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase program, the Company’s Board of Directors authorized a $3.0 billion stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended December 31, 2021 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2016 to December 31, 2021. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
MGM Resorts International
Dow Jones US Total Return
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/16	12/17	12/18	12/19	12/20	12/21

MGM Resorts International	100.00	117.48	86.75	121.19	115.78	164.94
Dow Jones US Total Return	100.00	121.50	115.45	151.41	182.30	230.61
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones US Gambling	100.00	140.14	97.24	143.49	128.65	112.16
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2021 compared to December 31, 2020. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2020 compared to December 31, 2019 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

Description of our business and key performance indicators

Our primary business is the operation of casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

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

Financial Impact of COVID-19

The spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations and cash flows in 2020 and 2021 and may continue to impact our business in 2022 and thereafter. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of our properties that were temporarily closed re-opened to the public, with temporary re-closures and re-openings occurring for certain of our properties or portions thereof into the first quarter of 2021. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, our domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies.

Although all of our properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to new operating restrictions and/or temporary, complete, or partial shutdowns in the future. At this time, we cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of our properties as a result of the pandemic.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and mainland China, and bans on entry on other visitors), which significantly impacted visitation to our Macau properties. In the third and fourth quarters of 2021, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances, certain entertainment and leisure facilities were closed throughout Macau. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on our operations and it is uncertain whether further closures, including the closure of our properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2021, Las Vegas visitor volume increased 69% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. The Las Vegas market has had the addition of new sporting events and venues, the expansion of convention centers, as well as music and entertainment events, which have positively impacted visitation, along with the easing of COVID-19 related restrictions, as discussed above.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2021, Macau visitor arrivals increased 31% compared to the prior year period according to statistics published by the Statistics and Census Service of the Macau Government, as the prior year period was more negatively affected by travel and entry restrictions in Macau than in the current year period.

For a discussion of the risks to our business resulting from COVID-19, please see “Item 1A. Risk Factors — Risks Related to Our Business, Industry, and Market Conditions.”

Other Developments

As of December 31, 2021, we lease the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease agreement with MGP. See Note 1 in the accompanying consolidated financial statements for information regarding MGP and the Operating Partnership, which we consolidate in our financial statements. All intercompany transactions, including transactions under the master lease with MGP, have been eliminated in consolidation.

As further discussed below, we lease the real estate assets of Bellagio pursuant to a lease agreement with Bellagio BREIT Venture, the real estate assets of Mandalay Bay and MGM Grand Las Vegas pursuant to a lease agreement with MGP BREIT Venture, and the real estate assets of Aria (including Vdara) pursuant to a lease agreement with a fund managed by Blackstone, as further discussed below.

In April 2019, we acquired the membership interests of Northfield Park Associates, LLC (“Northfield”), an Ohio limited liability company that owned the real estate assets and operations of the Hard Rock Rocksino Northfield Park, from MGP and MGP retained the real estate assets. We then rebranded the property to MGM Northfield Park, and added it to the master lease between us and MGP. See Note 18 in the accompanying financial statements for information regarding this acquisition.

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

In March 2019, we entered into an amendment to the master lease between us and MGP with respect to improvements made by us related to the rebranding of the Park MGM and NoMad Las Vegas. See Note 18 in the accompanying financial statements for information regarding this transaction with MGP, which is eliminated in consolidation.

In November 2019, we completed the Bellagio transaction, pursuant to which Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from us and entered into a lease agreement to lease the real estate assets back to us. The Bellagio lease has an initial term of 30 years with two 10-year renewal periods, exercisable at our option. The initial term of the lease provides for an initial annual rent of $245 million with a fixed 2% escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. In addition, the lease obligates us to spend a specified percentage of net revenues at the property on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to rent for the succeeding 2-year period. In exchange for the contribution of the real estate assets, we received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and cash of approximately $4.2 billion. We also provide a shortfall guarantee of the principal amount of indebtedness of Bellagio BREIT Venture (and any interest accrued and unpaid thereon). As a result of the sale, we recorded a gain of approximately $2.7 billion. See Note 1, Note 11, and Note 12 in the accompanying consolidated financial statements for information regarding this transaction, lease agreement, and shortfall guarantee, respectively.

In December 2019, we sold Circus Circus Las Vegas and adjacent land for $825 million, which consisted of $663 million paid in cash and a secured note due 2024 with a face value of $163 million and fair value of $134 million. In connection with our review of the carrying value of assets to be sold due to the offer for sale received during the third quarter of 2019, we recorded a non-cash impairment charge of $219 million. Upon completion of the sale in the fourth quarter, we recorded a loss of $2 million. See Note 1 and Note 16 in the accompanying consolidated financial statements for information regarding this transaction.

In February 2020, we completed the MGP BREIT Venture Transaction pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to MGP BREIT Venture, owned 50.1% by the Operating Partnership and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to us representing 5% of the equity value of MGP BREIT Venture. We also provide a shortfall guarantee of the principal amount of indebtedness of MGP BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million. See Note 1, Note 11, and Note 12 in the accompanying consolidated financial statements for information regarding this transaction, lease agreement, and shortfall guarantee, respectively.

In connection with the MGP BREIT Venture Transaction, MGP BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The lease has an initial term of 30 years with two 10-year renewal periods, exercisable at our option. The initial term of the lease provides for an initial annual rent of $292 million with a fixed 2% escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. In addition, the lease obligates us to spend a specified percentage of net revenues at the properties on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to the rent for the succeeding 1-year period. See Note 11 in the accompanying financial statements for information regarding this lease agreement.

In connection with the MGP BREIT Venture Transaction, the master lease with MGP was modified to remove the Mandalay Bay property and the annual cash rent under the MGP master lease was reduced by $133 million, as further discussed in Note 18.

Also, in January 2020, we, the Operating Partnership, and MGP entered into an agreement for the Operating Partnership to waive its right following the closing of the MGP BREIT Venture Transaction to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require the Operating Partnership to redeem the Operating Partnership units we hold, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and was scheduled to terminate on the earlier of February 14, 2022 or upon our receipt of cash proceeds of $1.4 billion as consideration for the redemption of our Operating Partnership units. On May 18, 2020 the Operating Partnership redeemed approximately 30 million Operating Partnership units that we held for $700 million, or $23.10 per unit, and on December 2, 2020, the Operating Partnership redeemed approximately 24 million Operating Partnership units that we held for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

In March 2021, we delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion, using cash on hand together with the proceeds from MGP's issuance of Class A shares. See Note 13 in the accompanying consolidated financial statements for information regarding this transaction, which eliminates in consolidation.

In August 2021, we entered into an agreement with VICI and MGP whereby VICI will acquire MGP. Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we will receive 1.366 units of the new VICI OP in exchange for each Operating Partnership unit we hold. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that we hold will be cancelled. As part of the transaction, we will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three 10-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2% per annum for the first 10 years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021). See “Item 1A. Risk Factors — Risks Related to Our Announced Transactions — The VICI Transaction, The Cosmopolitan transaction, and The Mirage transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all.”

In September 2021, we entered into an agreement to acquire the operations of The Cosmopolitan for cash consideration of $1.625 billion, subject to customary working capital adjustments. Additionally, we will enter into a lease agreement for the real estate assets of The Cosmopolitan. The Cosmopolitan lease will have an initial term of 30 years with three subsequent 10-year renewal periods, exercisable at our option. The initial term of the lease provides for an initial annual cash rent of $200 million with a fixed 2% escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Additionally, the lease will require us to spend a specified percentage of net revenues over a rolling 5-year period at the property on capital expenditures and for us to comply with certain financial covenants, which, if not met, would require us to maintain cash security or one or more letters of credit in favor of the landlord in an amount equal to rent for the succeeding 1-year period. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World for cash consideration of $2.125 billion. Upon the closing of the transaction, we own 100% of CityCenter and accordingly no longer account for our interest under the equity method of accounting, and we now consolidate CityCenter in our financial statements. See Note 4 in the accompanying consolidated financial statements for information regarding this transaction.

In September 2021, we sold the real estate assets of Aria (including Vdara) for cash consideration of $3.89 billion and entered into a lease pursuant to which we lease back the real property. The lease has an initial term of 30 years with three 10-year renewal periods, exercisable at our option. The initial term of the lease provides for an initial annual rent of $215 million with a fixed 2% escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. In addition, the lease obligates us to spend a specified percentage of net revenues at the properties on capital expenditures and that we comply with certain financial covenants, which, if not met, would require us to maintain cash security or provide a letter of credit in favor of the landlord in an amount equal to the rent for the succeeding 1-year period. See Note 11 in the accompanying consolidated financial statements for information regarding this lease.

In October 2021, MGP acquired the real estate assets of MGM Springfield from us and MGM Springfield was added to the MGP master lease between us and MGP through which we lease back the real property. Transactions with MGP, including transactions under the MGP master lease, have been eliminated in our consolidation of MGP. Refer to Note 18 for further discussion of the master lease with MGP.

In December 2021, we entered into an agreement to sell the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Pursuant to the agreement, Hard Rock is obligated to use its reasonable best efforts to obtain the requisite antitrust and gaming regulatory approvals. The agreement may be terminated by either party if the closing has not occurred on or before December 13, 2022, which date may be extended by either party to March 13, 2023 under certain circumstances. The agreement contemplates a reverse termination fee of $322.5 million that is payable by Hard Rock to us in the event that the parties are unable to obtain antitrust or gaming regulatory approval. Upon closing, the master lease between us and VICI (or MGP in the event that the VICI Transaction is terminated) will be amended and restated to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction and receipt of regulatory approvals.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat; however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the years ended December 31, 2021 and 2020 as a result of closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Additional key performance indicators at MGM China are:

•Gaming revenue indicators: MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover; however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in MGM China’s hold percentages.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net revenues	$9,680,140	$5,162,082	$12,899,672
Operating income (loss)	2,278,699	(642,434)	3,940,215
Net income (loss)	1,208,389	(1,319,907)	2,214,380
Net income (loss) attributable to MGM Resorts International	1,254,370	(1,032,724)	2,049,146

Our domestic properties were temporarily closed due to COVID-19 on the dates shown below:

Las Vegas Strip Resorts(1)	Closure Date	Initial Re-opening Date
Bellagio	March 17, 2020	June 4, 2020
MGM Grand Las Vegas	March 17, 2020	June 4, 2020
New York-New York	March 17, 2020	June 4, 2020
Excalibur	March 17, 2020	June 11, 2020
Luxor	March 17, 2020	June 25, 2020
Mandalay Bay(2)	March 17, 2020	July 1, 2020
The Mirage(3)	March 17, 2020	August 27, 2020
Park MGM(2)	March 17, 2020	September 30, 2020
Regional Operations
Gold Strike Tunica	March 17, 2020	May 25, 2020
Beau Rivage	March 17, 2020	June 1, 2020
MGM Northfield Park	March 14, 2020	June 20, 2020
MGM National Harbor	March 15, 2020	June 29, 2020
MGM Springfield(4)	March 15, 2020	July 13, 2020
Borgata	March 16, 2020	July 26, 2020
MGM Grand Detroit(5)	March 16, 2020	August 7, 2020
Empire City	March 14, 2020	September 21, 2020

(1)	Aria was excluded from the table above, as it was not consolidated during 2020.
(2)	Park MGM and Mandalay Bay’s hotel tower operations were closed midweek starting November 9, 2020 and November 30, 2020, respectively, and full week hotel tower operations resumed on March 3, 2021.
(3)	The Mirage’s hotel tower operations were closed midweek beginning November 30, 2020. The entire property was closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
(4)	MGM Springfield’s hotel was re-closed beginning November 2, 2020, and partial hotel operations resumed with midweek closures on March 5, 2021. Full hotel operations resumed on December 13, 2021.
(5)	MGM Grand Detroit re-closed on November 17, 2020 and re-opened on December 23, 2020, with the hotel tower operations resuming February 9, 2021.

Consolidated net revenues were $9.7 billion in 2021 compared to $5.2 billion in 2020, an increase of 88%. The current year benefited from the inclusion of the net revenues of Aria subsequent to consolidation in September 2021 and the removal of mandated operational and capacity restrictions at our properties, as well as an increase in travel, while the prior year was negatively affected by temporary property closures at certain of our Las Vegas Strip Resorts and Regional Operations for a portion of the year due to the pandemic. At MGM China, the prior year was negatively affected by both property closures in the first quarter and was also more significantly impacted by travel and entry restrictions in Macau than in the current year. These factors resulted in a 111% increase in net revenues at our Las Vegas Strip Resorts, a 72% increase in net revenues at our Regional Operations, and an 84% increase in net revenues at MGM China.

Consolidated operating income was $2.3 billion for the year ended December 31, 2021 compared to a loss of $642 million in 2020, due primarily to the temporary property closures in the prior year as well as the inclusion of the operating income of Aria subsequent to consolidation in September 2021, as discussed above. The current year included a gain on consolidation of CityCenter, net of $1.6 billion and the prior year included a $1.5 billion gain on REIT transactions, net and $26 million in restructuring costs. In addition, corporate expense decreased $37 million compared to the prior year. Corporate expense in the current year included $34 million in transaction costs, while the prior year included $44 million of CEO transition expense and $49 million of October 1 litigation settlement expense. Included in the CEO transition expense is $20 million of stock compensation expense, of which approximately $13 million related to the modification and accelerated vesting of outstanding stock compensation awards. Property transactions, net in the current year included a gain of $29 million related to a reduction in the estimate of contingent consideration related to the Empire City acquisition, a gain of $76 million relating to the sale of art, and an other-than-temporary impairment charge of $22 million related to an investment in an unconsolidated affiliate. Property transactions, net in the prior year included a $64 million other-than-temporary non-cash impairment charge on an equity method investment and $17 million related to a loss on production show costs. Depreciation expense decreased $60 million compared to the prior year primarily as a result of certain assets becoming fully depreciated in the current year at MGM China, primarily at MGM Cotai. General and administrative expense increased $385 million compared to the prior year due primarily to the prior year reflecting the temporary property closures, the inclusion of rent expense for the Aria lease, which commenced in September 2021, and also due to a full period of rent expense for the MGM Grand Las Vegas and Mandalay Bay lease in the current year, partially offset by realized benefits from our cost savings initiatives at our domestic properties.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Las Vegas Strip Resorts
Casino	$1,549,419	$728,254	$1,296,170
Rooms	1,402,712	662,813	1,863,521
Food and beverage	1,015,366	471,529	1,517,745
Entertainment, retail and other	769,688	383,189	1,153,615
	4,737,185	2,245,785	5,831,051
Regional Operations
Casino	2,721,515	1,569,193	2,537,780
Rooms	220,828	130,945	316,753
Food and beverage	307,750	184,153	494,243
Entertainment, retail and other	142,270	82,880	201,008
	3,392,363	1,967,171	3,549,784
MGM China
Casino	1,057,962	565,671	2,609,806
Rooms	66,498	36,624	142,306
Food and beverage	68,489	40,284	127,152
Entertainment, retail and other	17,812	14,124	26,158
	1,210,761	656,703	2,905,422
Reportable segment net revenues	9,340,309	4,869,659	12,286,257
Corporate and other	339,831	292,423	613,415
	$9,680,140	$5,162,082	$12,899,672

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue was $1.5 billion in 2021, compared to $728 million in 2020, an increase of 113%, due primarily to the temporary property closures for a portion of 2020 and removal of mandated operational and capacity restrictions, as well as an increase in travel in the current year, and the inclusion of the operating results of Aria subsequent to consolidation in September 2021.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Table Games Drop	$3,597	$2,001	$3,526
Table Games Win	$885	$470	$789
Table Games Win %	24.6%	23.5%	22.4%
Slots Handle	$15,089	$6,904	$12,874
Slots Win	$1,417	$649	$1,194
Slots Hold %	9.4%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue was $1.4 billion in 2021, compared to $663 million in 2020, an increase of 112%, due primarily to the temporary property closures for a portion of the prior year and removal of mandated operational and capacity restrictions, as well as an increase in travel in the current year, and the inclusion of the operating results of Aria subsequent to consolidation in September 2021.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2021	2020	2019
Occupancy(1)	74%	55%	91%
Average Daily Rate (ADR)	$173	$161	$167
Revenue per Available Room (REVPAR)(1)	$128	$88	$153

(1)Rooms that were out of service, including full and midweek closures, during the years ended December 31, 2021 and 2020 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $1.0 billion in 2021, compared to $472 million in 2020, an increase of 115%, due primarily to the temporary closures at certain properties and operational and capacity restrictions in the prior year and removal of those restrictions in the current year as well as an increase in travel in the current year, and the inclusion of the operating results of Aria subsequent to consolidation in September 2021. However, not all outlets were fully re-opened during the current year and the properties did not benefit from the removal of mandated operational and capacity restrictions as well as an increase in travel primarily until the latter part of the second quarter of the current year.

Las Vegas Strip Resorts entertainment, retail and other revenue was $770 million in 2021, compared to $383 million in 2020, an increase of 101%, due primarily to the temporary property closures for a portion of the prior year and removal of mandated operational and capacity restrictions as well as an increase in travel in the current year, and the inclusion of the operating results of Aria subsequent to consolidation in September 2021. However, venue re-openings and events did not primarily occur until beginning in the latter part of the second quarter of the current year.

Regional Operations

Regional Operations casino revenue was $2.7 billion in 2021, compared to $1.6 billion in 2020, an increase of 73%, due primarily to the temporary property closures in the prior year and removal of mandated operational and capacity restrictions and, to a lesser extent, increase in travel in the current year.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Table Games Drop	$3,980	$2,422	$4,226
Table Games Win	$788	$488	$827
Table Games Win %	19.8%	20.1%	19.6%
Slots Handle	$25,566	$14,527	$25,031
Slots Win	$2,462	$1,405	$2,363
Slots Hold %	9.6%	9.7%	9.4%

Regional Operations rooms revenue was $221 million in 2021, compared to $131 million in 2020, an increase of 69%, due primarily to the temporary property closures in the prior year and removal of mandated operational and capacity restrictions and, to a lesser extent, increase in travel in the current year.

Regional Operations food and beverage revenue was $308 million in 2021, compared to $184 million in 2020, an increase of 67%, due primarily to the temporary property closures in the prior year and removal of mandated operational and capacity restrictions beginning primarily in the second quarter of the current year.

Regional Operations entertainment, retail and other revenue was $142 million in 2021, compared to $83 million in 2020, an increase of 72%, due primarily to temporary property closures in the prior year and removal of mandated operational and capacity restrictions beginning primarily in the second quarter of the current year.

MGM China

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
VIP Table Games Turnover	$8,499	$7,015	$38,071
VIP Table Games Win	$272	$213	$1,237
VIP Table Games Win %	3.2%	3.0%	3.2%
Main Floor Table Games Drop	$4,509	$2,037	$8,252
Main Floor Table Games Win	$966	$467	$1,907
Main Floor Table Games Win %	21.4%	22.9%	23.1%

MGM China net revenues were $1.2 billion in 2021, compared to $657 million in 2020, an increase of 84%. The prior year was negatively affected by both property closures in February 2020 and was more significantly impacted by travel and entry restrictions in Macau than in the current year.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021). Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $226 million, $245 million and $437 million for 2021, 2020 and 2019, respectively. Reimbursed costs revenue for the year ended December 31, 2021 decreased compared to the prior year due primarily to the termination of the CityCenter management agreement as discussed above. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment generally accepted accounting principles (“GAAP”) measure, which we utilize as the primary profit measure for our reportable segments. See Note 17 to the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Las Vegas Strip Resorts	$1,738,211	$232,188	$1,643,122
Regional Operations	1,217,814	343,990	969,866
MGM China	25,367	(193,832)	734,729
Corporate and other	(560,309)	(530,843)	(331,621)
Adjusted EBITDAR	$2,421,083

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $1.7 billion in 2021 compared to $232 million in 2020. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 36.7% in 2021 compared to 10.3% in 2020. The current year benefited from the increase in revenues, as discussed above, as well as realized benefits from our cost savings initiatives.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $1.2 billion in 2021 compared to $344 million in 2020. Regional Operations Adjusted Property EBITDAR margin increased to 35.9% in 2021 compared to 17.5% in 2020 as the current year benefited from the increase in revenues, as discussed above, as well as realized benefits from our cost saving initiatives.

MGM China

MGM China’s Adjusted Property EBITDAR was $25 million in 2021 compared to a loss of $194 million in 2020. The increase was due primarily to the temporary property closures in the prior year as well as the prior year being more significantly impacted by travel and entry restrictions in Macau and other operational restrictions related to the pandemic than in the current year. License fee expense was $21 million for 2021 and $11 million in the prior year.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$—	$—	$220,294
Other property transactions, net	(67,736)	93,567	55,508
	$(67,736)	$93,567	$275,802

See Note 16 to the accompanying consolidated financial statements for discussion of property transactions, net.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income from unconsolidated affiliates:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CityCenter (through September 26, 2021)	$128,127	$(29,753)	$128,421
MGP BREIT Venture	155,817	136,755	—
BetMGM	(211,182)	(61,663)	(15,804)
Other	12,061	(2,401)	6,904
	$84,823	$42,938	$119,521

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. We recorded a $50 million gain, which included $15 million of our 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences in 2021.

Our share of CityCenter’s operating income, including certain basis difference adjustments, was $128 million for the current year period through September 26, 2021 compared to our share of CityCenter's operating loss of $30 million in 2020, due primarily to the temporary property closures in the prior year and removal of mandated operational and capacity restrictions, an increase in travel beginning primarily in the second quarter of the current year, and the gain related to the sale of its Harmon land in the current year, as discussed above, partially offset by a shorter comparative period in the current year given that, as of September 2021, we no longer account for our interest in CityCenter under the equity method of accounting, as discussed above.

Non-operating Results

Interest expense. The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Total interest incurred	$800,156	$679,251	$853,007
Interest capitalized	(563)	(2,871)	(5,075)
	$799,593	$676,380	$847,932

Gross interest expense was $800 million in 2021 compared to $679 million in 2020. The increase in gross interest expense was due primarily to an increase in average debt outstanding related to senior notes due to the issuances by us, the Operating Partnership and MGM China in 2020 and 2021, partially offset by a decrease in the weighted average interest rate of the senior notes. See Note 9 to the accompanying consolidated financial statements for additional discussion on long-term debt and see “Liquidity and Capital Resources” for additional discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net. Other income, net was $66 million in 2021 compared to other expense, net of $89 million in 2020. The current year included a $28 million net gain on change in fair value of an equity instrument, a $39 million gain on the Operating Partnership’s unhedged interest rate swaps, and $22 million of interest income, partially offset by $13 million of foreign currency remeasurement losses primarily related to MGM China’s U.S. dollar-denominated senior notes. The prior year included a $109 million loss incurred on the early retirement of debt related to our senior notes and the termination of our revolving facility, as well as an $18 million loss incurred on the early retirement of debt related to the Operating Partnership’s repayment of its term loan A facility and its term loan B facility, partially offset by $9 million of foreign currency remeasurement gains primarily related to MGM China’s U.S. dollar-denominated senior notes, and $32 million in interest income.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income (loss) before income taxes	$1,461,804	$(1,511,479)	$2,846,725
Benefit (provision) for income taxes	(253,416)	191,572	(632,345)
Effective income tax rate	17.3%	12.7%	22.2%
Federal, state and foreign income taxes paid, net of refunds	$43,018	$8,543	$28,493

Our effective rate for 2021 was favorably impacted by the permanent exclusion of a portion of the gain on consolidation of CityCenter partially offset by the unfavorable impact of losses in Macau that we could not benefit. The effective rate for 2020 was unfavorably impacted by losses in Macau that we could not benefit and adjustments to valuation allowances for Macau deferred tax assets and foreign tax credits, partially offset by tax benefit resulting from carrying back net operating losses to tax years with a higher tax rate than is currently in effect.

Cash taxes paid increased in 2021 compared to 2020 primarily due to an increase in federal income taxes paid resulting from increased U.S. taxable income following the recovery of the business from the impacts of COVID-19.

Reportable Segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter's sale of Harmon land recorded within income from unconsolidated affiliates and corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP Measure

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, gain on consolidation of CityCenter, net, CEO transition expense, October 1 litigation settlement, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, gain related to CityCenter's sale of Harmon land recorded within income from unconsolidated affiliates, and income from unconsolidated affiliates related to investments in real estate ventures.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,254,370	$(1,032,724)	$2,049,146
Plus: Net income (loss) attributable to noncontrolling interests	(45,981)	(287,183)	165,234
Net income (loss)	1,208,389	(1,319,907)	2,214,380
Provision (benefit) for income taxes	253,415	(191,572)	632,345
Income (loss) before income taxes	1,461,804	(1,511,479)	2,846,725
Non-operating (income) expense
Interest expense, net of amounts capitalized	799,593	676,380	847,932
Non-operating items from unconsolidated affiliates	83,243	103,304	62,296
Other, net	(65,941)	89,361	183,262
	816,895	869,045	1,093,490
Operating income (loss)	2,278,699	(642,434)	3,940,215
Preopening and start-up expenses	5,094	84	7,175
Property transactions, net	(67,736)	93,567	275,802
Gain on REIT transactions, net	—	(1,491,945)	(2,677,996)
Gain on consolidation of CityCenter, net	(1,562,329)	—	—
Depreciation and amortization	1,150,610	1,210,556	1,304,649
CEO transition expense	—	44,401	—
October 1 litigation settlement	—	49,000	—
Restructuring	—	26,025	92,139
Triple-net operating lease and ground lease rent expense	833,158	710,683	74,656
Gain related to sale of Harmon land - unconsolidated affiliate	(49,755)	—	—
Income from unconsolidated affiliates related to real estate ventures	(166,658)	(148,434)	(544)
Adjusted EBITDAR	$2,421,083

Guarantor Financial Information

As of December 31, 2021, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

December 31,
2021
Balance Sheet	(In thousands)
Current assets	$5,663,171
Investment in the MGP Operating Partnership	2,284,222
Intercompany accounts due from non-guarantor subsidiaries	—
MGP master lease right-of-use asset, net	6,629,140
Other long-term assets	17,025,933
MGP master lease operating lease liabilities – current	154,287
Other current liabilities	2,752,185
Intercompany accounts due to non-guarantor subsidiaries	16,697
MGP master lease operating lease liabilities – noncurrent	7,083,505
Other long-term liabilities	18,472,138

Year Ended
December 31,
2021
Income Statement	(In thousands)
Net revenues	$6,841,788
MGP master lease rent expense	(630,364)
Operating income	2,025,160
Income from continuing operations	1,963,979
Net income	1,702,096
Net income attributable to MGM Resorts International	1,702,096

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$1,373,423	$(1,493,043)	$1,810,401
Net cash provided by investing activities	1,543,645	2,159,304	3,519,434
Net cash provided by (used in) financing activities	(2,814,095)	2,103,427	(4,529,594)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $1.4 billion in 2021 compared to cash used in operating activities of $1.5 billion in 2020. The change from the prior year was due primarily to the increase in Adjusted Property EBITDAR discussed within the results of operations section above, and due to the prior year being negatively affected by a change in working capital related to gaming and non-gaming deposits, gaming taxes and other gaming liabilities, and payroll related liabilities as a result of the COVID-19 pandemic, partially offset by an increase in triple-net lease rent payments and cash paid for interest and taxes.

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

Cash provided by investing activities was $1.5 billion in 2021 compared to $2.2 billion in 2020. In 2021, we received $3.9 billion in net cash proceeds from the sale of the real estate of Aria (including Vdara), received $107 million in net proceeds from the sale of property and equipment, primarily related to the sale of art, which were partially offset by our payments of $1.8 billion to acquire CityCenter, net of cash acquired, $491 million in capital expenditures, as further discussed below, and contributions of $225 million to BetMGM. In comparison, in the prior year we received $2.5 billion in net cash proceeds from the Mandalay Bay and MGM Grand Las Vegas real estate transaction, which were partially offset by $271 million in capital expenditures and $80 million in contributions to BetMGM. In the prior year period, distributions from unconsolidated affiliates included $51 million related to our share of a distribution paid by CityCenter.

Capital Expenditures

In 2021, we made capital expenditures of $491 million, of which $68 million related to MGM China. Capital expenditures at MGM China included $49 million primarily related to construction of the Emerald Tower project at MGM Cotai and $19 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $423 million primarily relate to expenditures in information technology and room remodels.

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

Financing activities. Cash used in financing activities was $2.8 billion in 2021 compared to cash provided by financing activities of $2.1 billion in 2020. In 2021, we had net repayments of debt of $1.3 billion, as further discussed below, distributed $324 million to noncontrolling interest owners, and we repurchased $1.8 billion of our common stock, partially offset by net proceeds received of $793 million from the issuance of MGP's Class A shares. In comparison, in the prior year period, we received net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion, net proceeds of $525 million from MGP’s Class A share issuances, net debt borrowings of $1.1 billion, as further discussed below, repurchased $354 million of our common stock, distributed $286 million to noncontrolling interest owners, and paid $78 million in dividends to our shareholders.

Borrowings and Repayments of Long-term Debt

In 2021, we had net repayments of debt of $1.3 billion, which consisted of the repayment of the $1.7 billion outstanding on CityCenter's credit facility in full, which was assumed in the acquisition, using cash on hand, and net repayments of $407 million on MGM China’s first revolving credit facility. These repayments were partially offset by MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97% and net draws of $40 million on the Operating Partnership's revolving credit facility, of which $35 million was used in connection with MGP's acquisition of MGM Springfield with the remainder used to fund the Operating Partnership's and MGP's distribution and dividend payments. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

In 2020, we had net proceeds from the incurrence of the bridge loan facility in connection with the MGP BREIT Venture Transaction of $1.3 billion and net debt borrowings of $1.1 billion, which consisted of net borrowings on MGM China’s credit facility of $103 million, our issuance of $750 million of 4.75% senior notes and $750 million of 6.75% senior notes, the Operating Partnership’s issuance of $750 million of 3.875% senior notes and $800 million of 4.625% senior notes, and MGM China’s issuance of $500 million of 5.25% senior notes, partially offset by the tender of $750 million of our senior notes and the corresponding $97 million of tender offer costs, and the net repayment of $1.7 billion on the Operating Partnership's senior credit facility consisting of the repayment of $1.3 billion of its term loan B facility in full using the proceeds of the $1.3 billion bridge loan facility, which was then assumed by MGP BREIT Venture, the repayment of its $399 million term loan A facility in full using the net proceeds from MGP’s settlement of forward equity agreements, partially offset by a net draw of $10 million on its revolving credit facility.

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

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In 2021, we repurchased and retired $1.8 billion of our common stock pursuant to our May 2018 $2.0 billion and February 2020 $3.0 billion stock repurchase programs. As a result of those repurchases, we completed our May 2018 $2.0 billion stock repurchase program, and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $1.3 billion as of December 31, 2021. In 2020, we repurchased and retired $354 million of our common stock pursuant to our May 2018 $2.0 billion stock repurchase program.

In March 2021, June 2021, September 2021, and December 2021, we paid dividends of $0.0025 per share, totaling $5 million for 2021. In March 2020, we paid a dividend of $0.15 per share, and in June 2020, September 2020 and December 2020, we paid dividends of $0.0025 per share, totaling $78 million for 2020.

In 2020, MGM China paid the final dividend for 2019 of $41 million, of which we received $23 million and noncontrolling interests received $18 million.

The Operating Partnership paid the following distributions to its partnership unit holders during 2021 and 2020:

•$545 million of distributions paid in 2021, of which we received $243 million and MGP received $302 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•$602 million of distributions paid in 2020, of which we received $358 million and MGP received $244 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations, and cash flows in 2020 and 2021 and may continue to impact our business in 2022 and thereafter. We require a certain amount of cash on hand to operate our resorts.

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

As of December 31, 2021, we had cash and cash equivalents of $4.7 billion, of which MGM China held $399 million and the Operating Partnership held $8 million. In addition to our cash and cash equivalent balance, we have significant holdings: a 41.5% economic interest in MGP (refer to Note 1 for discussion on our agreement entered into in August 2021 regarding the VICI Transaction) and an approximate 56% interest in MGM China.

At December 31, 2021, we had $12.9 billion in principal amount of indebtedness, including $360 million outstanding under the $1.25 billion MGM China first revolving credit facility and $50 million outstanding under the $1.35 billion Operating Partnership revolving credit facility. No amounts were drawn on our $1.675 billion revolving credit facility or the $400 million MGM China second revolving credit facility. We have $1.0 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Due to the continued impact of the COVID-19 pandemic, in February 2021, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to provide for waivers of the maximum leverage ratio and minimum interest coverage ratio through the fourth quarter of 2022. In February 2022, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity.

As of December 31, 2021, our expected cash interest payments, excluding MGP and MGM China, for 2022, 2023, and 2024 are approximately $300 million, $225 million, and $190 million, respectively, and our expected cash interest payments on a consolidated basis, which includes MGP if the VICI Transaction does not close and MGM China, for 2022, 2023, and 2024, are approximately $715 million, $625 million, and $585 million, respectively. We are also required as of December 31, 2021 to make annual cash rent payments of $1.6 billion, in the aggregate, under the triple-net lease agreements, which leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent.

We have planned capital expenditures in 2022 of approximately $775 million to $815 million domestically and approximately $110 million to $130 million at MGM China, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues, at the respective properties, on capital expenditures. We additionally have planned contributions to BetMGM in 2022 of approximately $225 million.

We also expect to continue to repurchase shares pursuant to our February 2020 $3.0 billion share repurchase program. Subsequent to December 31, 2021, we repurchased approximately 15 million shares of our common stock at an average price of $43.88 per share for an aggregate amount of $670 million. Repurchased shares were retired.

In January 2022, the Operating Partnership paid $141 million of distributions to its partnership unit holders, of which we received $59 million and MGP received $82 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On February 9, 2022, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on March 15, 2022 to holders of record on March 10, 2022. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and impacted our business, financial condition, results of operations and cash flows in 2020 and 2021 and may continue to impact our business in 2022 and thereafter. As widespread vaccine distribution continues and operational restrictions have been removed, we have seen economic recovery in some of the market segments in which we operate, as shown in our Summary Operating Results. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

For additional information related to our long-term obligations, refer to the maturities of long-term debt table in Note 9 and the lease liability maturity table in Note 11.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2021.

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

Loss Reserve for Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers and, historically, to gaming promoters. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates credit worthiness prior to issuing credit. Refer to Note 2 for further discussion of our casino receivables and those due from customers residing in foreign countries.

We maintain a loss reserve for casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the loss reserve. We regularly evaluate the loss reserve for casino accounts. At domestic resorts where marker play is not significant, the loss reserve is generally established by applying standard reserve percentages to aged account balances, which is supported by relevant historical analysis and any other known information such as the current economic conditions that could drive losses. At domestic resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s current and expected future financial condition, collection history and current and expected future economic conditions. MGM China specifically analyzes the collectability of casino receivables on an individual basis taking into account the age of the account, the financial condition and the collection history of the customer or, historically, the gaming promoter.

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

The following table shows key statistics related to our casino receivables, net of discounts:

	December 31,
	2021	2020
	(In thousands)
Casino receivables	$380,907	$260,998
Loss reserve for casino accounts receivable	117,539	107,723
Loss reserve as a percentage of casino accounts receivable	31%	41%

Approximately $63 million and $54 million of casino receivables and $31 million and $18 million of the loss reserve for casino accounts receivable relate to MGM China at December 31, 2021 and 2020, respectively. The loss reserve as a percentage of casino accounts receivable decreased in the current year due to a decrease in specific reserves at our domestic resorts, as well as the inclusion of Aria in the current year, which had a lower loss reserve compared to our other domestic resorts due to the age of its outstanding receivables, partially offset by an increase in the loss reserve at MGM China primarily due to an increase in its specific reserves. At December 31, 2021, a 100 basis-point change in the loss reserve as a percentage of casino accounts receivable would change income before income taxes by $4 million.

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2021 annual impairment tests, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We elected to perform a quantitative analysis for the MGM Northfield Park gaming license in 2021 primarily using the discounted cash flow approach, for which the fair value exceeded its carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2021. For our 2021 annual impairment tests, we utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

Impairment of Investments in Unconsolidated Affiliates

See Note 2 to the accompanying consolidated financial statements for discussion of our evaluation of other-than-temporary impairment of investments in unconsolidated affiliates. During 2021 and 2020, we recorded $22 million and $64 million, respectively, in other-than-temporary impairment charges on equity method investments. Refer to Note 6 for further discussion. Our investments in unconsolidated affiliates had no material impairments in 2019.

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

We recorded a valuation allowance on the net deferred tax assets of our domestic jurisdictions of $2.7 billion as of both December 31, 2021 and 2020, and a valuation allowance on certain net deferred tax assets of foreign jurisdictions of $149 million and $156 million as of December 31, 2021 and 2020, respectively. We reassess the realization of deferred tax assets each reporting period. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

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
As of December 31, 2021, variable rate borrowings represented approximately 3% of our total borrowings after giving effect on the Operating Partnership’s borrowings for the currently effective interest rate swap agreements on which the Operating Partnership pays a weighted average of 1.783% on a total notional amount of $700 million. Additionally, the Operating Partnership has $900 million of notional amount of forward starting swaps that are not currently effective. The following table provides additional information about the maturities of our debt subject to changes in interest rates, excluding the effect of the Operating Partnership interest rate swaps discussed above:

	Debt maturing in							Fair Value December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$1,000	$1,250	$1,800	$2,725	$1,650	$4,026	$12,451	$12,948
Average interest rate	7.8%	6.0%	5.5%	5.6%	5.2%	4.9%	5.5%
Variable rate	$—	$50	$360	$—	$—	$—	$410	$410
Average interest rate	N/A	1.9%	3.0%	N/A	N/A	N/A	2.8%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of December 31, 2021, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	107

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition and Goodwill and Other Intangible Assets Valuation of CityCenter — Refer to Notes 1 and 4 to the financial statements

On September 27, 2021, the Company completed the acquisition of the 50% ownership interest in CityCenter Holdings, LLC (“CityCenter”) held by Infinity World Development Corp for cash consideration of $2.125 billion. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. The Company accounted for the acquisition under the acquisition method of accounting for business combinations, and the fair value was allocated to the assets acquired and liabilities assumed at the acquisition date, which included $180.0 million of trademarks and $1.4 billion of goodwill. Management estimated the fair value of the trademarks using the relief from royalty method, which is a specific discounted cash flow method. Goodwill was recognized as the excess of the cash consideration and the acquisition-date fair value of the Company’s equity method investment over the identifiable assets acquired and liabilities assumed.

The fair value determination of the trademarks required management to make significant estimates and assumptions around expected cash flows and projected financial results, including forecasted revenues (collectively the “forecast”), as well as the selection of discount rates. Changes to these assumptions and estimates could have a significant impact on the fair value of the trademarks and the recognition of goodwill. Therefore, auditing the forecast and the selection of discount rates involved a higher degree of auditor judgment and subjectivity, as well as an increased level of audit effort, including the involvement of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast and selection of discount rates used by management to determine the fair value of the acquired intangible assets and the reporting unit assigned goodwill included the following, among others:

•We tested the effectiveness of controls over determining the fair value of the tradename, including those over management’s forecast and the selection of discount rates.

•We evaluated the assumptions and estimates included in the forecast by:
◦Comparing the forecasts to information included in the Company’s communications to the Board of Directors, earnings and press releases, gaming industry reports, investor presentations, and analyst reports for the Company and certain of its peer companies;
◦Comparing the forecasts to historical financial results;
◦Conducting inquiries with management; and
◦Evaluating whether the forecast was consistent with evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the market-based source information underlying the determination of the discount rates and the mathematical accuracy of the discount rate calculations.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 25, 2022

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$4,703,059	$5,101,637
Restricted cash	500,000	—
Accounts receivable, net	583,915	316,502
Inventories	96,374	88,323
Income tax receivable	273,862	243,415
Prepaid expenses and other	258,972	200,782
Total current assets	6,416,182	5,950,659

Property and equipment, net	14,435,493	14,632,091

Other assets
Investments in and advances to unconsolidated affiliates	967,044	1,447,043
Goodwill	3,480,997	2,091,278
Other intangible assets, net	3,616,385	3,643,748
Operating lease right-of-use assets, net	11,492,805	8,286,694
Other long-term assets, net	490,210	443,421
Total other assets	20,047,441	15,912,184
	$40,899,116	$36,494,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$263,097	$142,523
Construction payable	23,099	30,149
Current portion of long-term debt	1,000,000	—
Accrued interest on long-term debt	172,624	138,832
Other accrued liabilities	1,983,444	1,545,079
Total current liabilities	3,442,264	1,856,583

Deferred income taxes, net	2,439,364	2,153,016
Long-term debt, net	11,770,797	12,376,684
Operating lease liabilities	11,802,464	8,390,117
Other long-term obligations	319,914	472,084
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	147,547	66,542
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 453,803,759 and 494,317,865 shares	4,538	4,943
Capital in excess of par value	1,750,135	3,439,453
Retained earnings	4,340,588	3,091,007
Accumulated other comprehensive loss	(24,616)	(30,677)
Total MGM Resorts International stockholders' equity	6,070,645	6,504,726
Noncontrolling interests	4,906,121	4,675,182
Total stockholders' equity	10,976,766	11,179,908
	$40,899,116	$36,494,934
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Casino	$5,362,912	$2,871,720	$6,517,759
Rooms	1,690,037	830,382	2,322,579
Food and beverage	1,391,605	696,040	2,145,247
Entertainment, retail and other	1,009,503	518,991	1,477,200
Reimbursed costs	226,083	244,949	436,887
	9,680,140	5,162,082	12,899,672
Expenses
Casino	2,551,169	1,701,783	3,623,899
Rooms	600,942	419,156	829,677
Food and beverage	1,034,780	674,118	1,661,626
Entertainment, retail and other	617,635	412,705	1,051,400
Reimbursed costs	226,083	244,949	436,887
General and administrative	2,507,239	2,122,333	2,101,217
Corporate expense	422,777	460,148	464,642
Preopening and start-up expenses	5,094	84	7,175
Property transactions, net	(67,736)	93,567	275,802
Gain on REIT transactions, net	—	(1,491,945)	(2,677,996)
Gain on consolidation of CityCenter, net	(1,562,329)	—	—
Depreciation and amortization	1,150,610	1,210,556	1,304,649
	7,486,264	5,847,454	9,078,978
Income from unconsolidated affiliates	84,823	42,938	119,521
Operating income (loss)	2,278,699	(642,434)	3,940,215
Non-operating income (expense)
Interest expense, net of amounts capitalized	(799,593)	(676,380)	(847,932)
Non-operating items from unconsolidated affiliates	(83,243)	(103,304)	(62,296)
Other, net	65,941	(89,361)	(183,262)
	(816,895)	(869,045)	(1,093,490)
Income (loss) before income taxes	1,461,804	(1,511,479)	2,846,725
Benefit (provision) for income taxes	(253,415)	191,572	(632,345)
Net income (loss)	1,208,389	(1,319,907)	2,214,380
Less: Net (income) loss attributable to noncontrolling interests	45,981	287,183	(165,234)
Net income (loss) attributable to MGM Resorts International	$1,254,370	$(1,032,724)	$2,049,146

Earnings (loss) per share
Basic	$2.44	$(2.02)	$3.90
Diluted	$2.41	$(2.02)	$3.88
Weighted average common shares outstanding
Basic	481,930	494,152	524,173
Diluted	487,356	494,152	527,645

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$1,208,389	$(1,319,907)	$2,214,380
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(24,655)	27,762	28,870
Unrealized gain (loss) on cash flow hedges	34,788	(79,365)	(29,505)
Other comprehensive income (loss)	10,133	(51,603)	(635)
Comprehensive income (loss)	1,218,522	(1,371,510)	2,213,745
Less: Comprehensive (income) loss attributable to noncontrolling interests	35,700	309,969	(168,447)
Comprehensive income (loss) attributable to MGM Resorts International	$1,254,222	$(1,061,541)	$2,045,298

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$1,208,389	$(1,319,907)	$2,214,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,150,610	1,210,556	1,304,649
Amortization of debt discounts, premiums and issuance costs	40,328	34,363	38,972
Loss on early retirement of debt	37	126,462	198,151
Provision for credit losses	21,852	71,422	39,270
Stock-based compensation	65,183	106,956	88,838
Property transactions, net	(67,736)	93,567	275,802
Gain on REIT transactions, net	—	(1,491,945)	(2,677,996)
Gain on consolidation of CityCenter, net	(1,562,329)	—	—
Noncash lease expense	188,917	183,399	71,784
Other investment gains	(28,417)	—	—
Loss (income) from unconsolidated affiliates	(1,580)	60,366	(57,225)
Distributions from unconsolidated affiliates	99,370	86,584	299
Deferred income taxes	241,947	18,347	595,046
Change in operating assets and liabilities:
Accounts receivable	(236,182)	960,099	(726,610)
Inventories	3,107	14,705	6,522
Income taxes receivable and payable, net	(30,444)	(216,250)	1,259
Prepaid expenses and other	(36,608)	(37)	7,567
Accounts payable and accrued liabilities	442,626	(1,382,980)	465,602
Other	(125,647)	(48,750)	(35,909)
Net cash provided by (used in) operating activities	1,373,423	(1,493,043)	1,810,401
Cash flows from investing activities
Capital expenditures	(490,697)	(270,579)	(739,006)
Dispositions of property and equipment	106,600	6,136	2,578
Proceeds from real estate transactions	3,888,431	2,455,839	4,151,499
Proceeds from sale of Circus Circus Las Vegas and adjacent land	—	—	652,333
Acquisitions, net of cash acquired	(1,789,604)	—	(535,681)
Investments in unconsolidated affiliates	(226,889)	(96,925)	(81,877)
Distributions from unconsolidated affiliates	9,694	63,960	100,700
Other	46,110	873	(31,112)
Net cash provided by investing activities	1,543,645	2,159,304	3,519,434
Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(2,096,217)	(1,595,089)	(3,634,049)
Issuance of long-term debt	749,775	3,550,000	3,250,000
Retirement of senior notes	—	(846,815)	(3,764,167)
Debt issuance costs	(18,726)	(62,348)	(63,391)
Proceeds from issuance of bridge loan facility	—	1,304,625	—
Issuance of MGM Growth Properties Class A shares, net	792,851	524,704	1,250,006
Dividends paid to common shareholders	(4,789)	(77,606)	(271,288)
Distributions to noncontrolling interest owners	(324,190)	(286,385)	(223,303)
Purchases of common stock	(1,753,509)	(353,720)	(1,031,534)
Other	(159,290)	(53,939)	(41,868)
Net cash provided by (used in) financing activities	(2,814,095)	2,103,427	(4,529,594)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,551)	2,345	2,601
Cash, cash equivalents, and restricted cash
Net increase for the period	101,422	2,772,033	802,842
Balance, beginning of period	5,101,637	2,329,604	1,526,762
Balance, end of period	$5,203,059	$5,101,637	$2,329,604
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$705,680	$639,718	$826,970
Federal, state and foreign income taxes paid, net	43,018	8,543	28,493
Non-cash investing and financing activities
Note receivable related to sale of Circus Circus Las Vegas and adjacent land	$—	$—	$133,689
Investments in unconsolidated affiliates	—	802,000	62,133
MGP BREIT Venture assumption of bridge loan facility	—	1,304,625	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2021, 2020 and 2019
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Par Value
Balances, January 1, 2019	527,480	$5,275	$4,092,085	$2,423,479	$(8,556)	$6,512,283	$3,957,508	$10,469,791
Net income	—	—	—	2,049,146	—	2,049,146	156,141	2,205,287
Currency translation adjustment	—	—	—	—	16,125	16,125	12,745	28,870
Cash flow hedges	—	—	—	—	(19,973)	(19,973)	(9,532)	(29,505)
Stock-based compensation	—	—	83,897	—	—	83,897	4,941	88,838
Issuance of common stock pursuant to stock-based compensation awards	2,150	20	(25,985)	—	—	(25,965)	—	(25,965)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(181,816)	(181,816)
Dividends declared and paid to common shareholders ($0.52 per share)	—	—	—	(271,288)	—	(271,288)	—	(271,288)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(53,489)	(53,489)
Issuance of restricted stock units	—	—	1,546	—	—	1,546	—	1,546
Repurchases of common stock	(35,854)	(358)	(1,031,176)	—	—	(1,031,534)	—	(1,031,534)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(2,714)	—	—	(2,714)	—	(2,714)
Empire City acquisition	9,372	94	265,671	—	—	265,765	—	265,765
Empire City MGP transaction	—	—	(18,913)	—	195	(18,718)	23,745	5,027
MGP Class A share issuance	—	—	150,464	—	1,512	151,976	1,049,582	1,201,558
Park MGM Transaction	—	—	(1,984)	—	16	(1,968)	2,496	528
Northfield transaction	—	—	21,681	—	(2)	21,679	(27,439)	(5,760)
Other	—	—	(3,473)	—	481	(2,992)	772	(2,220)
Balances, December 31, 2019	503,148	5,031	3,531,099	4,201,337	(10,202)	7,727,265	4,935,654	12,662,919
Net loss	—	—	—	(1,032,724)	—	(1,032,724)	(293,401)	(1,326,125)
Currency translation adjustment	—	—	—	—	15,711	15,711	12,051	27,762
Cash flow hedges	—	—	—	—	(44,528)	(44,528)	(34,837)	(79,365)
Stock-based compensation	—	—	100,907	—	—	100,907	6,049	106,956
Issuance of common stock pursuant to stock-based compensation awards	2,031	21	(16,424)	—	—	(16,403)	—	(16,403)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(221,690)	(221,690)
Dividends declared and paid to common shareholders ($0.1575 per share)	—	—	—	(77,606)	—	(77,606)	—	(77,606)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,086)	(64,086)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	35,520	—	—	35,520	—	35,520
MGP Class A share issuances	—	—	64,188	—	646	64,834	442,717	507,551
MGP BREIT Venture Transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of Operating Partnership units	—	—	83,859	—	8,773	92,632	(114,924)	(22,292)
Other	—	—	(1,724)	—	(1,018)	(2,742)	(638)	(3,380)
Balances, December 31, 2020	494,318	4,943	3,439,453	3,091,007	(30,677)	6,504,726	4,675,182	11,179,908
Net income (loss)	—	—	—	1,254,370	—	1,254,370	(55,793)	1,198,577
Currency translation adjustment	—	—	—	—	(13,871)	(13,871)	(10,784)	(24,655)
Cash flow hedges	—	—	—	—	13,723	13,723	21,065	34,788
Stock-based compensation	—	—	59,492	—	—	59,492	5,691	65,183
Issuance of common stock pursuant to stock-based compensation awards	2,574	25	(44,543)	—	—	(44,518)	—	(44,518)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(250,910)	(250,910)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,789)	—	(4,789)	—	(4,789)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(82,294)	(82,294)
Repurchases of common stock	(43,088)	(430)	(1,753,079)	—	—	(1,753,509)	—	(1,753,509)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(78,298)	—	—	(78,298)	—	(78,298)
MGP Class A share issuances	—	—	99,934	—	3,240	103,174	656,361	759,535
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
MGM Springfield transaction	—	—	(133,844)	—	—	(133,844)	172,749	38,905
Other	—	—	(10,312)	—	(2,358)	(12,670)	2,341	(10,329)
Balances, December 31, 2021	453,804	$4,538	$1,750,135	$4,340,588	$(24,616)	$6,070,645	$4,906,121	$10,976,766

The accompanying notes are an integral part of these consolidated financial statements

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

As of December 31, 2021, the Company operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica in Tunica. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM, and the Company owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip Resorts and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company, is organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets are owned by and substantially all of its business is conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP has two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owns MGP’s Class B share, which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders are entitled to one vote per share, while the Company, as the owner of the Class B share, holds a controlling interest in MGP as it is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership does not fall below 30%. The Company and MGP each hold Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership is a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership's partnership agreement). The determination of settlement method is at the option of MGP’s independent conflicts committee. As of December 31, 2021, the Company owned 41.5% of the Operating Partnership units, and MGP held the remaining 58.5% ownership interest in the Operating Partnership.

The Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership. The Company leases the real estate assets of Bellagio pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”). Additionally, the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”). Further, the Company leases the real estate assets of Aria (including Vdara) pursuant to a lease agreement between a subsidiary of the Company and funds managed by The Blackstone Group ("Blackstone"), as further discussed below. Refer to Note 11 for further discussion of the leases.

In January 2019, the Company acquired the real property and operations associated with the Empire City Casino's racetrack and casino ("Empire City"). Subsequently, MGP acquired the developed real property associated with Empire City from the Company and Empire City was added to the master lease between the Company and MGP. Refer to Note 4 and Note 18 for additional information.

In March 2019, the Company entered into an amendment to the master lease with respect to improvements made by the Company related to the rebranding of the Park MGM and NoMad Las Vegas. Refer to Note 18 for additional information on this transaction, which eliminates in consolidation.

In April 2019, the Company acquired the membership interests of Northfield Park Associates, LLC ("Northfield") from MGP and MGP retained the associated real estate assets. The Company then rebranded the property to MGM

Northfield Park, and added it to the master lease between the Company and MGP. Refer to Note 18 for additional information.

On November 15, 2019, Bellagio BREIT Venture was formed, which acquired the Bellagio real estate assets from the Company and leased such assets back to the Company pursuant to a lease agreement. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.25 billion, which consisted of a 5% equity interest in the venture and cash of approximately $4.2 billion. The Company recorded a gain of $2.7 billion related to sale of the Bellagio real estate assets, recorded in “Gain on REIT transactions, net” in the consolidated statements of operations, which primarily reflects the difference between the carrying value of the real estate assets sold and the consideration received. The Company also provides a shortfall guarantee of the principal amount of indebtedness of the debt of Bellagio BREIT Venture’s $3.01 billion of debt (and any interest accrued and unpaid thereon). Refer to Note 11 and Note 12 for additional information relating to the lease and guarantee, respectively.

In December 2019, the Company completed the sale of Circus Circus Las Vegas and adjacent land. See Note 16 for additional information related to this transaction.

On February 14, 2020, the Company completed a series of transactions (collectively the “MGP BREIT Venture Transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed MGP BREIT Venture. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of the Operating Partnership’s secured indebtedness assumed by MGP BREIT Venture, and the Operating Partnership’s 50.1% equity interest in MGP BREIT Venture. In addition, the Operating Partnership issued approximately 3 million Operating Partnership units to the Company representing 5% of the equity value of MGP BREIT Venture. The Company recorded the difference between consideration received of $2.5 billion and the carrying value of the MGM Grand Las Vegas real estate assets of $733 million and selling costs of $27 million as a net gain on sale of assets of $1.7 billion, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. The Company also recorded the difference between consideration received of $2.1 billion and the carrying value of the Mandalay Bay real estate assets of $2.3 billion and selling costs of $10 million as a net loss on sale of assets of $252 million, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. In connection with the transactions, the Company provides a shortfall guarantee of the principal amount of indebtedness of MGP BREIT Venture (and any interest accrued and unpaid thereon) as further discussed in Note 12. On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

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

On March 4, 2021, certain subsidiaries of the Company delivered a notice of redemption to MGP covering approximately 37 million Operating Partnership units that they held, as further discussed in Note 13.

On August 4, 2021, the Company entered into an agreement with VICI Properties, Inc. (“VICI”) and MGP whereby VICI will acquire MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). Pursuant to the agreement, MGP Class A shareholders will receive 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company will receive 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP will redeem the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate $370 million ownership interest in the VICI OP (based upon the close price of VICI stock as of August 3, 2021). MGP’s Class B share that is held by the Company will be cancelled. As part of the transaction, the Company will enter into an amended and restated master lease with VICI. The new master lease will have an initial term of 25 years, with three 10-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2% per annum for the first 10 years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, regulatory approvals, and approval by VICI stockholders (which was obtained on October 29, 2021).

On September 26, 2021, the Company entered into an agreement to acquire the operations of The Cosmopolitan of Las Vegas ("The Cosmopolitan") for cash consideration of $1.625 billion, subject to customary working capital adjustments. Pursuant to the agreement, the Company is obligated to use its reasonable best efforts to obtain the requisite antitrust and gaming regulatory approvals. The agreement may be terminated by either party if the transaction has not closed on or before June 26, 2022, which date may be extended by either party to a date on or prior to September 26, 2022 under certain circumstances. The agreement contemplates a reverse termination fee of $500 million that is payable by the Company in the event that the parties are unable to obtain antitrust or gaming regulatory approval. Additionally, the Company will enter into a lease agreement for the real estate assets of The Cosmopolitan. The Cosmopolitan lease will have an initial term of 30 years with three subsequent 10-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for an initial annual cash rent of $200 million with a fixed 2% escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Additionally, the lease will require the Company to spend a specified percentage of net revenues over a rolling 5-year period at the property on capital expenditures and for the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or one or more letters of credit in favor of the landlord in an amount equal to rent for the succeeding 1-year period. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

On September 27, 2021, the Company completed the acquisition of the 50% ownership interest in CityCenter Holdings, LLC ("CityCenter") held by Infinity World Development Corp ("Infinity World"), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter is located between Bellagio and Park MGM and consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. Refer to Note 4 for additional information on this acquisition.

On September 28, 2021, the Company sold the real estate assets of Aria (including Vdara) to funds managed by The Blackstone Group Inc. ("Blackstone") for cash consideration of $3.89 billion and entered into a lease through which the real property is leased back to a subsidiary of the Company, as further discussed in Note 11.

On October 29, 2021, MGP acquired the real estate assets of MGM Springfield from the Company and MGM Springfield was added to the MGP master lease between the Company and MGP through which MGP leases back the real property to a subsidiary of the Company. Transactions with MGP, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. Refer to Note 18 for additional information.

On December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. ("Hard Rock") for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Pursuant to the agreement, Hard Rock is obligated to use its reasonable best efforts to obtain the requisite antitrust and gaming regulatory approvals. The agreement may be terminated by either party if the closing has not occurred on or before December 13, 2022, which date may be extended by either party to March 13, 2023 under certain circumstances. The agreement contemplates a reverse termination fee of $322.5 million that is payable by Hard Rock to the Company in the event that the parties are unable to obtain antitrust or gaming regulatory approval. Upon closing, the master lease between the Company and VICI (or MGP in the event that the VICI Transaction is terminated) will be amended and restated to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the consummation or termination of the VICI Transaction and receipt of regulatory approvals.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates the MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

Gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires, of which a subsidiary of MGM China, MGM Grand Paradise, is a subconcessionaire. In 2019, the expiration of MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. Pursuant to the

Macau gaming law, upon reaching the maximum duration of 20 years, the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. On January 14, 2022, the Macau Government disclosed the content of a bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. Under the bill the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain circumstances. The bill is subject to debate and approval by the Macau Legislative Assembly. The approval of the new gaming law bill will precede the public tender for the awarding of new gaming concessions and to date the Macau Government has provided no indication as to whether the public tender will take place before expiry of the existing gaming concessions and subconcessions but acknowledged that it could consider the extension of the existing concessions and subconcessions beyond their current term if the public tender is held at a later date. Unless MGM Grand Paradise's gaming subconcession is extended or legislation with regard to reversion of casino premises is amended the casino area premises and gaming-related equipment subject to reversion will automatically be transferred to the Macau Government upon expiration, and MGM China will cease to generate any revenues from such gaming operations. In addition, certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s gaming subconcession in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. MGM China continues to closely monitor developments regarding the retendering process or concession extensions including the issuance of guidance by the Macau Government. MGM China intends to respond proactively to all relevant Macau Government requirements when known relating to the process. Management cannot provide any assurance that the gaming subconcession will be extended beyond the current term or that it will be able to obtain a gaming concession in a public tender; however, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession when a public tender is held.

The Company owns 50% of BetMGM, LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in the United States. The other 50% of BetMGM is owned by Entain plc.

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 17 for additional information about the Company’s segments.

Financial Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had a significant impact on the Company’s business, financial condition, results of operations and cash flows in 2020 and 2021 and may continue to impact the Company's business in 2022 and thereafter. In March 2020, all of the Company’s domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties that were temporarily closed re-opened to the public, with temporary re-closures and re-openings occurring for certain of the Company’s properties or portions thereof into the first quarter of 2021. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, the Company’s domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies.

Although all of the Company’s properties have re-opened, in light of the unpredictable nature of the pandemic, including the emergence and spread of COVID-19 variants, the properties may be subject to new operating restrictions and/or temporary, complete, or partial shutdowns in the future. At this time, the Company cannot predict whether jurisdictions, states or the federal government will adopt similar or more restrictive measures in the future than in the past, including stay-at-home orders or the temporary closure of all or a portion of the Company’s properties as a result of the pandemic.

In Macau, following a temporary closure of the Company’s properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. Although the issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors), which significantly impacted visitation to the Company’s Macau properties. In the third and fourth quarters of 2021, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances, certain entertainment and leisure facilities were closed throughout Macau. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on the Company's operations and it is uncertain whether further closures, including the closure of the Company’s properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

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
Management has determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company has recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of December 31, 2021, on a consolidated basis MGP had total assets of $10.4 billion, primarily related to its real estate investments, and total liabilities of $5.1 billion, primarily related to its indebtedness.
Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $58 million as of December 31, 2021. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of December 31, 2021, as further discussed in Note 12.
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
For equity interests in entities in which the Company does not have significant influence, the Company records its equity investment under ASC 321 and reflects such investments within “Other long-term assets, net” on the consolidated balance sheets. The fair value of such equity investments was $66 million as of December 31, 2021.
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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates or equity interests, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 1 inputs when measuring its equity investments under ASC 321;
•Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 9;
•Level 2 inputs when measuring the Operating Partnership’s fair value of its interest rate swaps. See Note 9;
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in the CityCenter acquisition. See Note 4; and
•Level 2 and Level 3 inputs when assessing the fair value of the note receivable relating to the Circus Circus Las Vegas and adjacent land sale. See Note 16.

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

Restricted cash. Restricted cash reflects cash held in an escrow account related to the reverse termination fee that was contractually required to be prefunded for The Cosmopolitan acquisition and is reflected as "Restricted Cash" on the consolidated balance sheets as of December 31, 2021. "Restricted Cash" and "Cash and cash equivalents" on the consolidated balance sheets as of December 31, 2021 equal "Cash, cash equivalents, and restricted cash" on the consolidated statements of cash flows.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit following background checks and investigations of creditworthiness. At December 31, 2021 and 2020, approximately 43% and 52%, respectively, of the Company’s gross casino accounts receivable were owed by customers from foreign countries, primarily within Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2021, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

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

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an other-than-temporary decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2021, 2020, and 2019.

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

For casino wager transactions that include incentives earned by customers under the Company’s loyalty programs, the Company allocates a portion of net win based upon the SSP of such incentive (less estimated breakage). This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. Redemption of loyalty incentives at third-party outlets are deducted from the loyalty liability and amounts owed are paid to the third party, with any discount received recorded as other revenue. After allocating revenue to other goods and services provided as part of casino wager transactions, the Company records the residual amount to casino revenue.

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

Contract and Contract-Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) loyalty program obligations, which represents the deferred allocation of revenue relating to loyalty program incentives earned, as discussed above, and (3) customer advances and other, which is primarily funds deposited by customers before gaming play occurs (“casino front money”) and advance payments on goods and services yet to be provided such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the consolidated balance sheets.

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2021	2020	2021	2020	2021	2020
	(in thousands)
Balance at January 1	$212,671	$314,570	$139,756	$126,966	$382,287	$481,095
Balance at December 31	176,219	212,671	144,465	139,756	640,001	382,287
Increase / (decrease)	$(36,452)	$(101,899)	$4,709	$12,790	$257,714	$(98,808)

Reimbursed cost. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs related primarily to the Company’s management of CityCenter (such management agreement was terminated upon the acquisition of CityCenter in September 2021).

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

The Company classifies a lease with terms greater than twelve months as either operating or finance. At commencement date, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, such as for the Company’s triple-net operating leases for which the lessor has provided its implicit rate or provided the assumptions required for the Company to readily determine the rate implicit in the lease, the Company uses the rate implicit in the lease to discount lease payments to present value. However, for most of the Company’s leases, such as its equipment leases, the Company cannot readily determine the implicit rate. Accordingly, the Company uses its incremental borrowing rate to discount the lease payments for such leases based on the information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating leases each contain renewal periods at the Company’s option, each of which are not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Refer to Note 11 for discussion of leases under which the Company is a lessee. The master lease agreement with MGP is eliminated in consolidation; refer to Note 18 for further discussion of the master lease with MGP.

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third-party tenants include $43 million, $24 million and $53 million recorded within food and beverage revenue for 2021, 2020 and 2019, respectively, and $85 million, $60 million and $89 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $121 million, $88 million and $195 million for 2021, 2020 and 2019, respectively.

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

Redeemable noncontrolling interest. Certain noncontrolling interest parties have non-voting economic interests in MGM National Harbor which provide for annual preferred distributions by MGM National Harbor to the noncontrolling interest parties based on a percentage of its annual net gaming revenue (as defined in the MGM National Harbor operating agreement). Such distributions are accrued each quarter and are paid 90 days after the end of each fiscal year. The noncontrolling interest parties each have the ability to require MGM National Harbor to purchase all or a portion of their interests for a purchase price based on a contractually agreed upon formula.

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

	Year Ended December 31,
	2021	2020	2019
Numerator:	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,254,370	$(1,032,724)	$2,049,146
Adjustment related to redeemable noncontrolling interests	(78,298)	35,520	(2,713)
Net income (loss) available to common stockholders - basic	1,176,072	(997,204)	2,046,433
Other	—	—	(194)
Net income (loss) attributable to common stockholders - diluted	$1,176,072	$(997,204)	$2,046,239
Denominator:
Weighted average common shares outstanding basic	481,930	494,152	524,173
Potential dilution from share-based awards	5,426	—	3,472
Weighted average common and common equivalent shares - diluted	487,356	494,152	527,645
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	198	9,493	1,617

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

Accumulated other comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the consolidated statements of stockholders’ equity.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Casino	$380,907	$260,998
Hotel	180,098	46,288
Other	151,258	135,805
	712,263	443,091
Less: Loss reserves	(128,348)	(126,589)
	$583,915	$316,502

NOTE 4 — ACQUISITIONS

CityCenter

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

On September 28, 2021, the Company sold the real estate assets of Aria (including Vdara) for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. The Company classified the real estate assets as held for sale as of the acquisition date and accordingly measured the real estate assets at fair value less costs to sell, as reflected in the table below. See Note 11 for additional information regarding the lease.

The Company recognized 100% of the assets and liabilities of CityCenter at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs.

The following table sets forth the purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$335,396
Receivables and other current assets	106,417
Property and equipment - real estate assets held for sale	3,888,431
Property and equipment	323,093
Trademarks	180,000
Goodwill	1,397,338
Other long-term assets	13,923
Accounts payable, accrued liabilities, and other current liabilities	(201,093)
Debt	(1,729,451)
Other long-term liabilities	(64,054)
$4,250,000

The Company recognized the identifiable intangible assets of CityCenter at fair value, which consisted of indefinite-lived trade names, which was determined using methodologies under the relief from royalty method based on significant inputs that were not observable. The goodwill is primarily attributable to the profitability of CityCenter in excess of identifiable assets, of which approximately 50% of the goodwill is deductible for income tax purposes. All of the goodwill was assigned to the Company’s Las Vegas Strip Resorts segment.

Results. CityCenter’s net revenue for the period from September 27, 2021 through December 31, 2021 was $367 million and operating income and net income were $69 million and $68 million, respectively.

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

	Year Ended December 31,
	2021	2020
	(In thousands)
Net Revenues	$10,153,603	$5,456,763
Net income attributable to MGM Resorts International	137,773	(1,041,271)

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

Northfield

In April 2019, the Company acquired the membership interests of Northfield from MGP, and MGP retained the associated real estate assets. MGM Northfield Park was then added to the master lease between the Company and MGP. Refer to Note 18 for additional information.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Land	$4,082,842	$4,081,029
Buildings, building improvements and land improvements	12,236,042	12,053,422
Furniture, fixtures and equipment	5,722,565	5,600,579
Construction in progress	421,445	170,957
	22,462,894	21,905,987
Less: Accumulated depreciation	(8,179,310)	(7,474,876)
Finance lease ROU assets, net	151,909	200,980
	$14,435,493	$14,632,091

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2021	2020
	(In thousands)
CityCenter (50% as of December 31, 2020)	$—	$441,893
MGP BREIT Venture (50.1% owned by the Operating Partnership)	816,756	810,066
BetMGM (50%)	41,060	27,310
Other	109,228	167,774
	$967,044	$1,447,043

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income from unconsolidated affiliates	$84,823	$42,938	$119,521
Non-operating items from unconsolidated affiliates	(83,243)	(103,304)	(62,296)
	$1,580	$(60,366)	$57,225

The following table summarizes further information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CityCenter (through September 26, 2021)	$128,127	$(29,753)	$128,421
MGP BREIT Venture	155,817	136,755	—
BetMGM	(211,182)	(61,663)	(15,804)
Other	12,061	(2,401)	6,904
	$84,823	$42,938	$119,521

MGP BREIT Venture distributions. During the years ended December 31, 2021 and 2020, the Operating Partnership received $94 million and $81 million, respectively, in distributions from MGP BREIT Venture.

BetMGM contributions. During the years ended December 31, 2021 and 2020, the Company contributed $225 million and $80 million to BetMGM, respectively.

CityCenter acquisition. The Company obtained 100% of the equity interests in CityCenter and therefore consolidated CityCenter as of September 27, 2021. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. Refer to Note 4.

CityCenter distributions. During the year ended December 31, 2020, CityCenter paid $101 million in distributions, of which the Company received its 50% share, or approximately $51 million. During the year ended December 31, 2019, CityCenter paid $180 million in distributions, of which the Company received its 50% share, or approximately $90 million.

CityCenter sale of Harmon land. In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. The Company recorded a $50 million gain, which included $15 million of its 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences in 2021.

Other. During the years ended December 31, 2021 and 2020, the Company recognized other-than-temporary impairment charges of $22 million and $64 million, respectively, within “Property transactions, net” in the consolidated statements of operations related to investments in unconsolidated affiliates previously classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

Unconsolidated Affiliate Financial Information – CityCenter (as of December 31, 2020 and through September 26, 2021) & MGP BREIT Venture

Summarized balance sheet information is as follows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$16	$96,758
Property and equipment, net	4,439,851	10,237,004
Other assets, net	193,184	256,813
Debt, net	2,994,782	4,715,997
Other liabilities	8,018	270,583

Summarized results of operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net revenues	$1,084,503	$869,638	$1,294,861
Net income (loss)	294,797	(43,749)	69,143

Basis Differences

The Company’s investments in unconsolidated affiliates do not equal the Company’s share of venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities, and basis differences related to non–depreciable assets, such as land and indefinite-lived intangible assets, are not being amortized. Basis differences relating to the Company's investment in CityCenter were resolved in connection with the consolidation of CityCenter in 2021.

Differences between the Company’s share of venture-level equity and investment balances are as follows:

	December 31,
	2021	2020
	(In thousands)
Venture-level equity attributable to the Company	$961,787	$2,981,550
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International(1)	—	(504,171)
CityCenter capitalized interest(2)	—	168,966
CityCenter completion guarantee(3)	—	248,730
CityCenter deferred gain(4)	—	(208,204)
CityCenter capitalized interest on sponsor notes(5)	—	(33,010)
Other-than-temporary impairments of CityCenter investment(6)	—	(1,256,516)
Other adjustments	5,257	49,698
	$967,044	$1,447,043
(1)Primarily related to land and fixed assets.
(2)Related to interest capitalized on the Company’s investment balance during development and construction stages.
(3)Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by CityCenter split between the members.
(4)Related to a deferred gain on assets contributed to CityCenter upon formation of CityCenter.
(5)Related to interest on the sponsor notes capitalized by CityCenter during development. Such sponsor notes were converted to equity in 2013.
(6)The impairment of the Company’s CityCenter investment included $352 million of impairments allocated to land.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$3,480,997	$2,091,278

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
MGM Northfield Park and Empire City racing and gaming licenses	280,000	280,000
Trademarks and other	479,238	299,238
Total indefinite-lived intangible assets	857,336	677,336
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,516,532	4,541,990
Less: Accumulated amortization	(1,865,219)	(1,697,481)
	2,651,313	2,844,509
MGM National Harbor and MGM Springfield gaming licenses	106,600	106,600
Less: Accumulated amortization	(26,209)	(19,102)
	80,391	87,498
Other finite-lived intangible assets	65,207	60,649
Less: Accumulated amortization	(37,862)	(26,244)
	27,345	34,405
Total finite-lived intangible assets, net	2,759,049	2,966,412
Total other intangible assets, net	$3,616,385	$3,643,748

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows:

	2021
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$1,397,338	$—	$1,427,790
Regional Operations	701,463	—	—	701,463
MGM China	1,359,363	—	(7,619)	1,351,744
	$2,091,278	$1,397,338	$(7,619)	$3,480,997

	2020
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$—	$—	$30,452
Regional Operations	701,463	—	—	701,463
MGM China	1,352,649	—	6,714	1,359,363
	$2,084,564	$—	$6,714	$2,091,278

Goodwill was recognized in 2021 related to the acquisition of the 50% ownership interest in CityCenter, which is included in Las Vegas Strip Resorts, as further discussed in Note 4.

MGM Grand Paradise gaming subconcession. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. ("SJMSA", formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. In March 2019, MGM Grand Paradise and SJMSA entered into a Subconcession Extension Contract (the “Extension Agreement”), pursuant to which the gaming subconcession was extended to June 26, 2022, which coincides with the current expiration of all the other concessions and subconcessions. MGM Grand Paradise paid the government of Macau approximately $25 million and paid SJMSA approximately $2 million as a contract premium for such extension. The Company cannot provide any assurance that MGM Grand Paradise will be awarded a gaming concession subsequent to the expiration of its gaming subconcession; however, as further discussed in Note 1, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession when a public tender is held. Accordingly, as of December 31, 2021 and 2020, the Company amortizes the gaming subconcession intangible asset on a straight-line basis over the initial term of the Cotai land concession through January 2038.

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

Total amortization expense related to intangible assets was $197 million, $194 million and $192 million for 2021, 2020, and 2019, respectively. As of December 31, 2021, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2022	$190,257
2023	177,982
2024	175,995
2025	174,210
2026	172,424
Thereafter	1,868,181
$2,759,049

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$176,219	$212,671
Loyalty program obligations	144,465	139,756
Casino front money	206,244	133,114
Advance deposits and ticket sales	283,188	123,079
Unpaid wagers and other	150,569	126,094
Other accrued liabilities:
Payroll and related	429,797	327,644
Taxes, other than income taxes	195,973	109,100
Operating Partnership interest rate swaps - current	14,071	32,155
MGP dividend	82,294	64,086
Operating lease liabilities - current (Refer to Note 11)	31,706	31,843
Finance lease liabilities - current (Refer to Note 11)	87,665	80,193
Other	181,253	165,344
	$1,983,444	$1,545,079

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2021	2020

	(In thousands)
Operating Partnership senior credit facility	$50,000	$10,000
MGM China first revolving credit facility	360,414	770,034
7.75% senior notes, due 2022	1,000,000	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	800,000	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	—
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	750,000	750,000
7% debentures, due 2036	552	552
	12,860,966	12,480,586
Less: Premiums, discounts, and unamortized debt issuance costs, net	(90,169)	(103,902)
	12,770,797	12,376,684
Less: Current portion	(1,000,000)	—
	$11,770,797	$12,376,684

Interest expense, net consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Total interest incurred	$800,156	$679,251	$853,007
Interest capitalized	(563)	(2,871)	(5,075)
	$799,593	$676,380	$847,932

Senior credit facility. At December 31, 2021, the Company’s senior credit facility consisted of a $1.675 billion revolving facility of which no amounts were drawn.

On February 14, 2020, in connection with the MGP BREIT Venture Transaction, the Company used proceeds from the transaction to repay and terminate the $1.5 billion outstanding on its then existing revolving facility in full and entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that would mature in February 2025. As a result, the Company incurred a $4 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

In April 2020 and then in February 2021, the Company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic, including certain financial maintenance covenant waivers, agreeing to liquidity tests, and pledging the Operating Partnership units held by loan parties to the lenders as collateral. In November 2021, the Company terminated its existing revolving facility and entered into a new $1.675 billion secured revolving credit facility that matures in November 2026. The revolving credit facility bears interest of SOFR plus 1.50% to 2.25% determined by reference to a rent adjusted total net leverage ratio pricing grid.

The Company's senior revolving credit facility is, subject to gaming approval, guaranteed by each of the Company's existing direct and indirect wholly-owned material domestic restricted subsidiaries, subject to certain exclusions. The senior revolving credit facility is secured by a pledge of the equity in certain of the Company's domestic operating properties. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, subject to certain exceptions. The Company’s senior revolving credit facility also contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its applicable covenants at December 31, 2021.

Operating Partnership senior credit facility and bridge facility. At December 31, 2021, the Operating Partnership’s senior secured credit facility consisted of a $1.35 billion revolving credit facility. The revolving facility bears interest of LIBOR plus 1.75% to 2.25% determined by reference to a total net leverage ratio pricing grid and will mature in June 2023. At December 31, 2021, $50 million was drawn on the revolving credit facility and the interest rate on the revolving credit facility was 1.85%.

In February 2020, in connection with the MGP BREIT Venture Transaction, the Operating Partnership amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by the Operating Partnership of a nonrecourse guarantee relating to the debt of MGP BREIT Venture (refer to Note 12 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, the Operating Partnership repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by MGP BREIT Venture as partial consideration for the Operating Partnership’s contribution. Additionally, the Operating Partnership used the proceeds from the settlement of the forward equity issuances to pay off the outstanding balance of $399 million on its term loan A facility in full. As a result, the Operating Partnership incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

The Operating Partnership is party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. As of December 31, 2021, the Operating Partnership has currently effective interest rate swap agreements on which it pays a weighted average fixed rate of 1.783% on total notional amount of $700 million. The Operating Partnership has an additional $900 million total notional amount of forward starting interest rate swaps that are not currently effective. The fair value of interest rate swaps designated as cash flow hedges was $25 million, with $5 million recorded as a current liability and $20 million recorded as a long-term liability as of December 31, 2021, and $41 million, with $1 million recorded as a current liability and $40 million recorded as a long-term liability, as of December 31, 2020. The fair value of interest rate swaps not designated as cash flow hedges was $27 million, with $8 million recorded as a current liability and $19 million recorded as a long-term liability as of December 31, 2021, and $78 million, with $31 million recorded as a current liability and $47 million recorded as a long-term liability, as of December 31, 2020. Interest rate swaps in a current liability position are recorded within “Other accrued expenses,” and those in a long-term liability position are recorded within “Other long-term obligations” on the consolidated balance sheets.

The Operating Partnership credit facility contains customary representations and warranties, events of default and positive and negative covenants, including that the Operating Partnership maintain compliance with a maximum senior secured net debt to adjusted total assets ratio, a maximum total net debt to adjusted assets ratio and a minimum interest coverage ratio. The Operating Partnership was in compliance with its credit facility covenants at December 31, 2021.

The Operating Partnership senior credit facility is guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, except for MGM Springfield reDevelopment, which owns the real estate assets of MGM Springfield, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, excluding the real estate assets of MGM National Harbor, Empire City, and MGM Springfield and subject to other customary exclusions.

MGM China first revolving credit facility. At December 31, 2021, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. The MGM China first revolving credit facility bears interest at a fluctuating rate per annum based on Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio and will mature in May 2024. At December 31, 2021, $360 million was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 2.95%.
The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China credit facility covenants at December 31, 2021. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through maturity.
MGM China second revolving credit facility. At December 31, 2021, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. The MGM China second credit facility bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio and will mature in May 2024. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At December 31, 2021, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio beginning in the third quarter of 2021. In February 2021, MGM China further amended its second credit facility agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. MGM China was in compliance with its applicable MGM China second credit facility covenants at December 31, 2021. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through maturity.

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

In May 2019, MGM China issued $750 million in aggregate principal amount of 5.375% senior notes due 2024 and $750 million in aggregate principal amount of 5.875% senior notes due 2026. The Company primarily used the net proceeds from the offering to pay down outstanding borrowings under the MGM China first revolving credit facility. MGM China incurred a $16 million loss on the debt retirement recorded in “Other, net” in the consolidated statements of operations.

CityCenter senior credit facility. In connection with the CityCenter acquisition, the Company assumed $1.7 billion of CityCenter's indebtedness, which was repaid and extinguished in September 2021 with cash on hand.

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2021 are as follows:

Years ending December 31,	(In thousands)
2022	$1,000,000
2023	1,300,000
2024	2,160,414
2025	2,725,000
2026	1,650,000
Thereafter	4,025,552
$12,860,966

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $13.4 billion and $13.2 billion at December 31, 2021 and 2020, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Domestic operations	$2,094,324	$(665,376)	$2,717,756
Foreign operations	(632,520)	(846,103)	128,969
	$1,461,804	$(1,511,479)	$2,846,725

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal:	(In thousands)
Current	$(8,984)	$207,544	$(4,928)
Deferred (excluding separate components)	(189,657)	19,852	(537,993)
Deferred – valuation allowance	(14,967)	(42,109)	(20,175)
Other noncurrent	(14,262)	4,922	(5,745)
Benefit (provision) for federal income taxes	(227,870)	190,209	(568,841)
State:
Current	5	(816)	(22,685)
Deferred (excluding separate components)	(28,068)	(33,087)	(32,793)
Deferred – operating loss carryforward	(27,936)	47,728	(5,241)
Deferred – valuation allowance	(601)	(3,375)	(191)
Other noncurrent	13,260	(946)	(1,401)
Benefit (provision) for state income taxes	(43,340)	9,504	(62,311)
Foreign:
Current	(3,717)	(828)	(2,454)
Deferred (excluding separate components)	8,943	4,206	44,374
Deferred – operating loss carryforward	5,793	39,920	32,915
Deferred – valuation allowance	6,776	(51,439)	(76,028)
Benefit (provision) for foreign income taxes	17,795	(8,141)	(1,193)
	$(253,415)	$191,572	$(632,345)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income tax statutory rate	21.0%	21.0%	21.0%
Net operating loss carryback rate differential	—	5.5	—
Noncontrolling interest	(3.2)	1.6	(0.8)
Foreign jurisdiction income/losses taxed at other than U.S. statutory rate	8.2	(12.5)	(0.5)
Federal valuation allowance	1.0	(2.8)	0.7
State taxes, net	2.3	0.5	1.7
Gain on consolidation of CityCenter, net	(10.1)	—	—
Permanent and other items	(1.9)	(0.6)	0.1
	17.3%	12.7%	22.2%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2021	2020
Deferred tax assets – federal and state:	(In thousands)
Net operating loss carryforward	$35,350	$57,419
Accruals, reserves and other	39,163	167,553
Lease liabilities	2,714,308	1,972,343
Tax credits	3,060,733	3,095,856
	5,849,554	5,293,171
Less: Valuation allowance	(2,735,451)	(2,720,008)
	3,114,103	2,573,163
Deferred tax assets – foreign:
Net operating loss carryforward	185,936	180,143
Accruals, reserves and other	15,228	17,083
Property and equipment	27,366	17,890
Lease liabilities	1,458	1,368
	229,988	216,484
Less: Valuation allowance	(148,811)	(155,587)
	81,177	60,897
Total deferred tax assets	$3,195,280	$2,634,060
Deferred tax liabilities – federal and state:
Property and equipment	$(1,361,356)	$(1,349,355)
Investments in unconsolidated affiliates	(1,252,816)	(1,158,342)
ROU assets	(2,570,620)	(1,860,195)
Intangibles	(141,934)	(108,728)
	(5,326,726)	(4,476,620)
Deferred tax liabilities – foreign:
Intangibles	(307,522)	(309,256)
ROU Assets	(396)	(1,200)
	(307,918)	(310,456)
Total deferred tax liability	$(5,634,644)	$(4,787,076)
Net deferred tax liability	$(2,439,364)	$(2,153,016)

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains certain income tax provisions that are beneficial to the Company; namely, the relaxation of the interest expense deduction limitation for the 2019 and 2020 tax years and the allowance of a 5-year carryback of net operating losses (“NOLs”) incurred during tax years 2018 through 2020. The Company has recorded a federal income tax receivable of $226 million to reflect the carryback of its 2020 NOL. Furthermore, since the NOL was carried back to tax years when the federal income tax rate was 35%, compared to the 21% rate currently in effect, the Company realized $90 million more income tax benefit than if it would have only been able to carry the NOL forward.

The Company has recorded a valuation allowance of $2.7 billion on its foreign tax credit (“FTC”) carryover of $3.1 billion as of December 31, 2021, resulting in an FTC net deferred tax asset of $332 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers to the extent that it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of 50% of U.S. taxable income each year, of overall domestic losses that totaled $1.3 billion at December 31, 2021. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $297 million in 2022; $976 million in 2023; $780 million in 2024; $674 million in 2025; $134 million in 2026; and $200 million in 2027.

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

On March 30, 2020, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through June 26, 2022, concurrent with the end of the term of its current gaming subconcession. Absent the exemption from complementary tax on gaming profits, “Net income attributable to MGM Resorts International” would have decreased by $10 million in 2021 and increased by $4 million in 2020 and diluted earnings per share would have decreased by $0.02 in 2021 and increased by $0.01 in 2020. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond June 26, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Non-gaming operations remain subject to the Macau complementary tax. At December 31, 2021, MGM Grand Paradise had a complementary tax NOL carryforward of $1.5 billion resulting from non-gaming operations that will expire if not utilized in years 2022 through 2024.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. On July 26, 2021, MGM Grand Paradise extended its agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits by paying a flat annual payment regardless of the amount of distributable dividends. The extension covers distributions of gaming profits earned for the period April 1, 2020 through June 26, 2022. The agreement requires payments of approximately $1 million for the period April 1, 2020 through December 31, 2020, $2 million for January 1, 2021 through December 31, 2021, and $1 million for the period January 1, 2022 through June 26, 2022. The Company recorded $3 million of income tax expense during the year ended December 31, 2021 under the extension.

The Company has NOLs in certain of the states in which it operates that total $536 million as of December 31, 2021, which equates to deferred tax assets of $35 million after federal tax effect and before valuation allowance. The majority of these NOL carryforwards will expire if not utilized by 2025 through 2040 with the remaining being carried forward indefinitely. The Company has provided a valuation allowance of $6 million on certain of its state deferred tax assets, including a portion of NOLs described above.

In addition, there is a valuation allowance of $146 million on certain Macau deferred tax assets, and a valuation allowance of $3 million on Hong Kong NOLs because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Gross unrecognized tax benefits at January 1	$35,617	$33,298	$24,464
Gross increases - prior period tax positions	12,949	3,717	8,960
Gross decreases - prior period tax positions	(13,388)	(1,398)	(1,006)
Gross increases - current period tax positions	654	—	880
Settlements with Taxing Authorities	(16,264)	—	—
Gross unrecognized tax benefits at December 31	$19,568	$35,617	$33,298

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11 million and $9 million at December 31, 2021 and 2020, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material for each of the periods presented.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2021, the IRS can generally no longer assess tax with respect to years ended prior to 2016. During the twelve months ended December 31, 2021, the Company reached a settlement with the IRS Appeals Office on the examination of its 2014 U.S. consolidated federal income tax return. No cash tax payments were due as a result of the settlement.

As of December 31, 2021, other than adjustments resulting from the federal and state income tax audits discussed herein, the various state and local tax jurisdictions in which the Company files tax returns can no longer assess tax with respect to years ended prior to 2016. However, such state and local tax jurisdictions may adjust NOLs generated in such years that are utilized in subsequent years. During 2021, an examination of income tax returns filed in New Jersey for tax years 2015 through 2018 closed with no change and an examination of income tax returns filed in Massachusetts for tax years 2017 and 2018 closed with no material adjustments. Additionally, the Company's income tax returns filed in New York City for the tax years 2017 through 2019 are currently under examination. The Company does not anticipate any material adjustments upon resolution of this audit.

The Company received a final audit determination with respect to the examination of income tax returns filed in the state of Michigan for tax years 2014 through 2018. The Company had an informal conference with the Michigan Department of Treasury Hearings Division to contest the findings of the audit. The Hearings Division issued its decision and order and now the Company is determining its next course of action. Any final adjustments upon resolution of this matter are not expected to be material.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2021 may decrease by up to $13 million within the next twelve months on the expectation of resolution of a tax accounting method related to its customer loyalty program.

NOTE 11 – LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The MGP master lease, which is further discussed in Note 18, eliminates in consolidation and, accordingly, is not included within the disclosures below.

Land. The Company, through MGP, is a lessee of land underlying MGM National Harbor and a portion of the land underlying Borgata and Beau Rivage. MGP is obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2051 for Beau Rivage, through 2070 for Borgata, and through 2082 for MGM National Harbor. Additionally, MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively. The land leases are classified as operating leases.

Real Estate Assets. The Company leases the real estate assets of Bellagio, Mandalay Bay and MGM Grand Las Vegas, and Aria (including Vdara) pursuant to triple-net lease agreements, which are classified as operating leases. Each of the leases obligates the Company to spend a specified percentage of net revenues at the properties on capital expenditures and that the Company comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 1 year of rent under the Mandalay Bay and MGM Grand lease and Aria lease and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants as of December 31, 2021.

Bellagio lease. The Company leases the real estate assets of Bellagio from Bellagio BREIT Venture. The Bellagio lease has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the third lease year that commenced on December 1, 2021 increased to $255 million as a result of the second 2% fixed annual escalator.

Mandalay Bay and MGM Grand Las Vegas lease. The Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from MGP BREIT Venture. The Mandalay Bay and MGM Grand Las Vegas lease has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the second lease year that commenced on March 1, 2021 increased to $298 million as a result of the first 2% fixed annual escalator.

Aria lease. The Company leases the real estate assets of Aria (including Vdara) from funds managed by Blackstone. The Aria lease has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company's option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the first lease year that commenced on September 28, 2021 was $215 million.

Other information. Components of lease costs and other information related to the Company’s leases was:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$870,779	$751,002	$143,954

Finance lease costs
Interest expense(2)	$2,354	$(21,320)	$1,164
Amortization expense	73,475	70,476	13,341
Total finance lease costs	$75,829	$49,156	$14,505

(1)The Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease are held with related parties, as further discussed in Note 18. Operating lease cost includes $331 million for each of the years ended December 31, 2021 and 2020, and $42 million for the year ended December 31, 2019, related to the Bellagio lease. Operating lease cost includes $395 million, $347 million, and $0 for the years ended December 31, 2021, 2020, and December 31, 2019, respectively, related to the Mandalay Bay and MGM Grand Las Vegas lease.
(2)For the years ended December 31, 2021 and 2020, interest expense includes the effect of COVID-19 related rent concessions, which was recognized as negative variable rent expense.

	December 31,
	2021	2020
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$11,492,805	$8,286,694
Operating lease liabilities - current, classified within "Other accrued liabilities"	$31,706	$31,843
Operating lease liabilities - long-term(2)	11,802,464	8,390,117
Total operating lease liabilities	$11,834,170	$8,421,960

Finance leases
Finance lease right-of-use assets, net, classified within "Property and equipment, net"	$151,909	$200,980
Finance lease liabilities - current, classified within "Other accrued liabilities"	$87,665	$80,193
Finance lease liabilities - long-term, classified within "Other long-term obligations"	75,560	134,287
Total finance lease liabilities	$163,225	$214,480

Weighted average remaining lease term (years)
Operating leases	29	30
Finance leases	2	3

Weighted average discount rate (%)
Operating leases	7	8
Finance leases	3	3

(1)As of December 31, 2021 and 2020, operating lease right-of-use assets, net included $3.6 billion and $3.7 billion related to the Bellagio lease, respectively and $4.0 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.
(2)As of December 31, 2021 and 2020, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods, and $4.2 billion and $4.1 billion related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$669,681	$572,186	$117,072
Operating cash outflows from finance leases	4,761	2,956	1,164
Financing cash outflows from finance leases(1)	73,257	34,494	10,311

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,388,120	$4,120,955	$3,814,115
Finance leases	24,433	177,085	84,934

(1)Included within “Other” within cash flows from financing activities on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2022	$838,062	$90,633
2023	850,305	73,568
2024	862,796	1,747
2025	876,046	1,253
2026	885,863	24
Thereafter	26,660,145	—
Total future minimum lease payments	30,973,217	167,225
Less: Amount of lease payments representing interest	(19,139,047)	(4,000)
Present value of future minimum lease payments	11,834,170	163,225
Less: Current portion	(31,706)	(87,665)
Long-term portion of lease liabilities	$11,802,464	$75,560

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At December 31, 2021, $33 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limits the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at December 31, 2021. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China bank guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon expiration of the gaming subconcession in June 2022. The amount of the bank guarantee was approximately $102 million as of December 31, 2021 when giving effect to foreign currency exchange rate fluctuations.

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

MGP BREIT Venture shortfall guarantee. The Company provides a shortfall guarantee of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of MGP BREIT Venture, which has an initial term of 12 years, maturing in 2032, with an anticipated repayment date of March 2030. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Mandalay Bay and MGM Grand Las Vegas, owned by MGP BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

MGP BREIT Venture bad acts guarantee. The Operating Partnership provides a guarantee for the losses incurred by the lenders of the indebtedness of MGP BREIT Venture arising out of certain bad acts by the Operating Partnership, its venture partner, or the venture, such as fraud or willful misconduct, based on the party’s percentage ownership of MGP BREIT Venture. This guarantee is capped at 10% of the principal amount outstanding at the time of the loss. The Operating Partnership and its venture partner have separately indemnified each other for the other party’s share of the overall liability exposure, if at fault. The guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2019	$(18,872)	$9,144	$1,172	$(8,556)
Other comprehensive income (loss) before reclassifications	28,870	(28,783)	—	87
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	(5,599)	—	(5,599)
Amounts reclassified from accumulated other comprehensive loss related to de-designation of interest rate swaps to "Other, net"	—	4,877	—	4,877
Other comprehensive income (loss), net of tax	28,870	(29,505)	—	(635)
Other changes in accumulated other comprehensive loss:
Empire City MGP transaction	—	—	195	195
MGP Class A share issuances	—	—	1,512	1,512
Park MGM Transaction	—	—	16	16
Northfield transaction	—	—	(2)	(2)
Other	—	—	481	481
Changes in accumulated other comprehensive loss	28,870	(29,505)	2,202	1,567
Other comprehensive (income) loss attributable to noncontrolling interest	(12,745)	9,532	—	(3,213)
Balances, December 31, 2019	(2,747)	(10,829)	3,374	(10,202)
Other comprehensive income (loss) before reclassifications	27,762	(94,740)	—	(66,978)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive loss to "Other, net"	—	(2,547)	—	(2,547)
Other comprehensive income (loss), net of tax	27,762	(79,365)	—	(51,603)
Other changes in accumulated other comprehensive loss:
MGP Class A share issuances	—	—	646	646
MGP BREIT Venture Transaction	—	—	(59)	(59)
Redemption of Operating Partnership units	—	—	8,773	8,773
Other	—	—	(1,018)	(1,018)
Changes in accumulated other comprehensive loss	27,762	(79,365)	8,342	(43,261)
Other comprehensive (income) loss attributable to noncontrolling interest	(12,051)	34,837	—	22,786
Balances, December 31, 2020	12,964	(55,357)	11,716	(30,677)
Other comprehensive income (loss) before reclassifications	(24,655)	12,588	—	(12,067)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	22,200	—	22,200
Other comprehensive income (loss), net of tax	(24,655)	34,788	—	10,133
Other changes in accumulated other comprehensive loss
MGP Class A share issuances	—	—	3,240	3,240
Redemption of Operating Partnership units	—	—	5,327	5,327
Other	—	—	(2,358)	(2,358)
Changes in accumulated other comprehensive loss	(24,655)	34,788	6,209	16,342
Other comprehensive (income) loss attributable to noncontrolling interest	10,784	(21,065)	—	(10,281)
Balances, December 31, 2021	$(907)	$(41,634)	$17,925	$(24,616)

At December 31, 2021, the estimated amount currently recorded in accumulated other comprehensive loss that will be recognized in earnings over the next 12 months is not material.

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,254,370	$(1,032,724)	$2,049,146
Transfers from/(to) noncontrolling interest:
Empire City MGP transaction	—	—	(18,718)
MGP Class A share issuances	103,174	64,834	151,976
Park MGM Transaction	—	—	(1,968)
Northfield transaction	—	—	21,679
MGP BREIT Venture Transaction	—	(6,562)	—
Redemption of Operating Partnership units	176,659	92,632	—
Other	(5,062)	(1,759)	(935)
Net transfers from noncontrolling interest	274,771	149,145	152,034
Change from net income (loss) attributable to MGM Resorts International and transfers to noncontrolling interest	$1,529,141	$(883,579)	$2,201,180

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
MGP Class A share issuance – January 2019. On January 31, 2019, MGP completed an offering of approximately 20 million of its Class A shares. In connection with the offering, the Operating Partnership issued an equal amount of Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests as a result of MGP’s Class A share issuance to adjust for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 69.7% of the partnership units in the Operating Partnership.
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
Northfield transaction. As further discussed in Note 18, in April 2019, the Company acquired the membership interests of Northfield from MGP for consideration of approximately 9 million Operating Partnership units that were ultimately redeemed by the Operating Partnership and MGP retained the real estate assets. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the transaction, the Company indirectly owned 68.8% of the partnership units in the Operating Partnership.

MGP Class A share issuances – At-the-Market (“ATM”) program. During the year ended December 31, 2019, MGP issued approximately 5 million Class A shares under its ATM program. In connection with the issuances, the Operating Partnership issued an equal amount of Operating Partnership units to MGP during the year ended December 31, 2019. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the collective issuances, the Company indirectly owned 67.6% of the partnership units in the Operating Partnership.
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

MGP Class A share issuance – Forward settlements. On February 11, 2020 through February 13, 2020, MGP settled approximately 13 million Class A shares issued under forward sales agreements from MGP's November 2019 offering and under MGP's ATM program. In connection with the settlements, the Operating Partnership issued an equal amount of Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the settlements, the Company indirectly owned 61.2% of the partnership units in the Operating Partnership.

MGP Class A share issuance – BREIT. On February 14, 2020, in connection with MGP’s registered sale of approximately 5 million Class A shares to BREIT, the Operating Partnership issued an equal amount of Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.3% of the partnership units in the Operating Partnership.

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

MGP Class A share issuances – ATM program. During the year ended December 31, 2021, MGP issued approximately 3 million Class A shares under its ATM program, which completed its ATM program. In connection with the issuances, the Operating Partnership issued an equal amount of Operating Partnership units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the Operating Partnership’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive loss. Subsequent to the collective issuances, the Company indirectly owned 41.6% of the partnership units in the Operating Partnership.
Other equity activity

MGM Resorts International dividends. On February 9, 2022 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on March 15, 2022 to holders of record on March 10, 2022.

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

During the year ended December 31, 2020, the Company repurchased approximately 11 million shares of its common stock at an average purchase price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired.

During the year ended December 31, 2021, the Company repurchased approximately 43 million shares of its common stock at an average price of $40.70 per share for an aggregate amount of $1.8 billion. Repurchased shares were retired. During the year ended December 31, 2021, the Company completed its May 2018 $2.0 billion stock repurchase program and the remaining availability under the February 2020 $3.0 billion stock repurchase program was $1.3 billion as of December 31, 2021.

Subsequent to the year ended December 31, 2021, the Company repurchased approximately 15 million shares of its common stock at an average price of $43.88 per share for an aggregate amount of $670 million, which included the February 2022 repurchase of 4.5 million shares at a price of $45.00 per share for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired.

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

As of December 31, 2021, the Company had an aggregate of approximately 20 million shares of common stock available for grant as share-based awards under the Omnibus Plan. Additionally, as of December 31, 2021, the Company had approximately 1 million aggregate SARs outstanding and approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

As of December 31, 2021, there was $85 million of unamortized compensation related to SARs, RSUs, and PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of share-based awards to each subsidiary’s eligible recipients.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2021	2020	2019
Compensation cost:	(In thousands)
Omnibus Plan	$53,683	$93,096	$76,995
MGM Growth Properties Omnibus Incentive Plan	4,827	2,854	2,277
MGM China Share Option Plan	6,673	11,006	9,566
Total compensation cost	65,183	106,956	88,838
Less: Reimbursed costs and capitalized cost	(1,198)	(2,118)	(3,487)
Compensation cost after reimbursed costs and capitalized cost	63,985	104,838	85,351
Less: Related tax benefit	(12,982)	(20,605)	(16,752)
Compensation cost, net of tax benefit	$51,003	$84,233	$68,599

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

d)	If the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.
The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund(1)	Plan Number	2020	2019	Status (3)	2021	2020	2019	Imposed	Agreements
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$37,242	$24,610	$52,218	No	05/31/2023(5); 05/31/2024(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)	82-0994119/001	Red	Red	Implemented	$7,683	$5,151	$10,151	No	5/31/2022
(1)The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2020 and 2019 for both plans. At the date the financial statements were issued, Form 5500 was not available for the plan year 2021.
(2)The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded (critical status) and plans in the green zone are at least 80% funded.
(3)Indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented.
(4)There have been no significant changes that affect the comparability of contributions.
(5)The Company is party to eleven collective bargaining agreements (CBA) that require contributions with the Local Joint Executive Board of Las Vegas, which is made up of the Culinary Workers Union and Bartenders Union. The agreements between Aria, Bellagio, Mandalay Bay, and MGM Grand Las Vegas are the most significant because more than half of the Company’s employee participants in this plan are covered by those four agreements.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $143 million, $138 million, and $206 million to the Health Fund in the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Loss related to sale of Circus Circus Las Vegas and adjacent land	$—	$—	$220,294
Other property transactions, net	(67,736)	93,567	55,508
	$(67,736)	$93,567	$275,802

Circus Circus Las Vegas and adjacent land. In December 2019, the Company completed the sale of Circus Circus Las Vegas and the adjacent land for $825 million, which consisted of $663 million paid in cash and a secured note due 2024 with a face value of $163 million and fair value of $134 million. The note has a stated interest rate of 3% for the first two years, 4% for following two years, and 4.5% for the fifth year and is secured by the borrower with the land adjacent to Circus Circus Las Vegas as collateral with an effective interest rate of 7.31%. The interest on the note, which is comprised of the stated interest and the discount on the note, amortizes into interest income using the effective interest method over the length of the agreement. The carrying value of the note receivable was $155 million and $144 million as of December 31, 2021 and 2020, respectively, and was recorded within “Other long-term assets, net” in the consolidated balance sheets.

During the third quarter of 2019, the Company recorded a non-cash impairment charge of $219 million, which reflects the amount by which the assets’ carrying value exceeds the assets’ fair value (expected selling price). The Company further recognized a loss of $2 million during the fourth quarter of 2019 primarily relating to selling costs. The assets and liabilities of Circus Circus Las Vegas and the adjacent land of $810 million and $14 million, respectively, primarily consisted of property and equipment, net of $785 million. Circus Circus Las Vegas was not classified as discontinued operations for the year ended December 31, 2019 because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

Other. Other property transactions, net in 2021 includes a gain of $76 million relating to the sale of art and a gain of $29 million related to a reduction in the estimate of contingent consideration related to the Empire City acquisition, partially offset by an other-than-temporary impairment charge of $22 million related to an investment in an unconsolidated affiliate, as discussed in Note 6, as well as miscellaneous asset disposals and write-downs.

Other property transactions, net in 2020 includes other-than-temporary impairment charges of $64 million related to an investment in an unconsolidated affiliate, as discussed in Note 6, a loss of $17 million related to production show costs, as well as miscellaneous asset disposals and write-downs.

Other property transactions, net for 2019 includes miscellaneous asset disposals and demolition costs.

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

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara) (upon acquisition in September 2021), Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including The Park), Excalibur, Park MGM (including NoMad Las Vegas) and Circus Circus Las Vegas (until the sale of such property in December 2019).

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
Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and excludes gain on consolidation of CityCenter, net, gain related to CityCenter's sale of Harmon land recorded within income from unconsolidated affiliates, and corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$1,549,419	$728,254	$1,296,170
Rooms	1,402,712	662,813	1,863,521
Food and beverage	1,015,366	471,529	1,517,745
Entertainment, retail and other	769,688	383,189	1,153,615
	4,737,185	2,245,785	5,831,051
Regional Operations
Casino	2,721,515	1,569,193	2,537,780
Rooms	220,828	130,945	316,753
Food and beverage	307,750	184,153	494,243
Entertainment, retail and other	142,270	82,880	201,008
	3,392,363	1,967,171	3,549,784
MGM China
Casino	1,057,962	565,671	2,609,806
Rooms	66,498	36,624	142,306
Food and beverage	68,489	40,284	127,152
Entertainment, retail and other	17,812	14,124	26,158
	1,210,761	656,703	2,905,422
Reportable segment net revenues	9,340,309	4,869,659	12,286,257
Corporate and other	339,831	292,423	613,415
	$9,680,140	$5,162,082	$12,899,672
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$1,738,211	$232,188	$1,643,122
Regional Operations	1,217,814	343,990	969,866
MGM China	25,367	(193,832)	734,729
Reportable segment Adjusted Property EBITDAR	2,981,392	382,346	3,347,717

Other operating income (expense)
Corporate and other, net	(560,309)	(530,843)	(331,621)
Preopening and start-up expenses	(5,094)	(84)	(7,175)
Property transactions, net	67,736	(93,567)	(275,802)
Depreciation and amortization	(1,150,610)	(1,210,556)	(1,304,649)
Gain on REIT transactions, net	—	1,491,945	2,677,996
Gain on consolidation of CityCenter, net	1,562,329	—	—
CEO transition expense	—	(44,401)	—
October 1 litigation settlement	—	(49,000)	—
Restructuring	—	(26,025)	(92,139)
Triple-net operating lease and ground lease rent expense	(833,158)	(710,683)	(74,656)
Gain related to sale of Harmon land - unconsolidated affiliate	49,755	—	—
Income from unconsolidated affiliates related to real estate ventures	166,658	148,434	544
Operating income (loss)	2,278,699	(642,434)	3,940,215
Non-operating income (expense)
Interest expense, net of amounts capitalized	(799,593)	(676,380)	(847,932)
Non-operating items from unconsolidated affiliates	(83,243)	(103,304)	(62,296)
Other, net	65,941	(89,361)	(183,262)
	(816,895)	(869,045)	(1,093,490)
Income (loss) before income taxes	1,461,804	(1,511,479)	2,846,725
Benefit (provision) for income taxes	(253,415)	191,572	(632,345)
Net income (loss)	1,208,389	(1,319,907)	2,214,380
Less: Net (income) loss attributable to noncontrolling interests	45,981	287,183	(165,234)
Net income (loss) attributable to MGM Resorts International	$1,254,370	$(1,032,724)	$2,049,146

	Year Ended December 31,
	2021	2020	2019
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$266,944	$87,511	$285,863
Regional Operations	77,406	41,456	187,489
MGM China	67,989	108,352	145,634
Reportable segment capital expenditures	412,339	237,319	618,986
Corporate and other	78,358	33,260	120,020
	$490,697	$270,579	$739,006

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

Long-lived assets, which includes property and equipment, net, operating and finance lease right-of-use assets, net, goodwill, and other intangible assets, net, presented by geographic region in which the Company holds assets are presented below:

	December 31,
	2021	2020	2019
Long-lived assets:	(In thousands)
United States	$25,848,917	$21,035,992	$20,582,055
China and all other foreign countries	7,176,763	7,617,819	8,007,449
	$33,025,680	$28,653,811	$28,589,504

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. Until the Company's acquisition of CityCenter in September 2021, the Company was party to a management agreement pursuant to which it managed the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined within the management agreement) for Aria and Vdara. The Company earned fees of $29 million, $16 million and $48 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company incurred costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs in performing the Company's management services, of $187 million, $212 million and $420 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2020, CityCenter owed the Company $39 million for management services and reimbursable costs recorded in “Accounts receivable, net” on the consolidated balance sheets. The management agreement was terminated in connection with the Company's acquisition of CityCenter, as discussed in Note 4.

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is the Co-Chairperson of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services and property cleaning services to MGM China. In addition, MGM China leases transportation equipment and office space from Shun Tak. MGM China incurred expenses relating to Shun Tak of $7 million, $7 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, Ms. Ho indirectly holds a 50% interest in an entity that provides, along with its subsidiary, marketing and public relations consulting services, including for the retendering of MGM China's gaming subconcession, to MGM China, which totaled $4 million, $1 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Grand Paradise Macau deferred cash payment. On September 1, 2016, the Company purchased 188.1 million common shares of its MGM China subsidiary from Grand Paradise Macau (“GPM”), an entity controlled by Ms. Ho. As part of the consideration for the purchase, the Company agreed to pay GPM or its nominee a deferred cash payment of $50 million. The payments included amounts equal to the ordinary dividends received on such shares, with a final lump sum payment due on the fifth anniversary of the closing date of the transaction, which was made in September 2021. Such amounts were paid to Expert Angels Limited, an entity controlled by an immediate family member of Ms. Ho. As of December 31, 2020, the Company recorded a remaining liability on a discounted basis of $33 million in “Other accrued liabilities” on the consolidated balance sheets.

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $8 million, $5 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

MGP

As further described in Note 1, pursuant to the master lease with MGP, the Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from MGP.

MGP master lease. The MGP master lease has an initial lease term of 10 years that began on April 25, 2016 (other than with respect to MGM National Harbor, as described below) with the potential to extend the term for four additional 5-year terms thereafter at the option of the Company (with additional renewal options with respect to MGM Springfield, as described below). The MGP master lease provides that any extension of its term must apply to all of the real estate under the master lease at the time of the extension. The MGP master lease provides that the initial term with respect to MGM National Harbor ends on April 31, 2024. Thereafter, the initial term of the MGP master lease with respect to MGM National Harbor may be renewed at the option of the Company for an initial renewal period lasting until the earlier of the end of the then-current term of the master lease or the next renewal term (depending on whether the Company elects to renew the other properties under the master lease in connection with the expiration of the initial 10-year term). If, however, the Company chooses not to renew the lease with respect to MGM National Harbor after the initial MGM National Harbor term under the master lease, the Company would also lose the right to renew the MGP master lease with respect to the rest of the properties when the initial 10-year lease term ends related to the rest of the properties in 2026. In addition to the four 5-year renewal terms, the term of the lease with respect to MGM Springfield may be extended for an additional four 5-year renewal terms. The MGP master lease has a triple-net structure, which requires the Company to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the master lease provides MGP with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which MGP may exercise should the Company elect to sell this property in the future.

Rent under the MGP master lease consists of a base rent component and a percentage rent component. As of December 31, 2021, the base rent represents approximately 91% of the rent payments due and the percentage rent represents approximately 9% of the rent payments due under the MGP master lease. The MGP master lease also provides for fixed annual escalators of 2% on the base rent through the sixth lease year and the possibility for additional 2% increases thereafter subject to the tenant and operating subsidiary sublessee, collectively, meeting an adjusted net revenue to rent ratio, as well as potential increases in percentage rent in year six and every five years thereafter based on a percentage of average actual annual net revenue during the preceding five year period calculated in accordance with the terms under the master lease. With respect to the additional renewal terms for MGM Springfield, for the first two additional renewal terms, base rent will include a fixed annual rent escalator of 2.0%, subject to the adjusted net revenue to rent ratio, as discussed above. For each lease year subsequent to the first two additional renewal terms, the base rent shall be the Fair Market Rent (as defined in the MGP master lease) in respect of MGM Springfield. The MGP master lease also contains customary events of default and financial covenants; provided that the tenant will not be in default of the financial covenants in the event there is an unavoidable delay (as such term is defined in the lease). The Company was in compliance with all applicable covenants as of December 31, 2021.

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

The annual rent payments under the MGP master lease for the fourth lease year, which commenced on April 1, 2019, increased to $946 million from $770 million at the start of the third lease year. The increase was a result of the $50 million in additional rent for each of the Park MGM Transaction and the addition of Empire City in the beginning of 2019, the $60 million of additional rent for MGM Northfield Park, which entered the Master Lease on April 1, 2019, as well as the third 2% fixed annual rent escalator that went into effect on April 1, 2019.

On February 14, 2020, the Company amended the MGP master lease to remove Mandalay Bay from such master lease and the annual rent under the MGP master lease was reduced by $133 million to $813 million.

The annual cash rent payments under the MGP master lease for the fifth lease year, which commenced on April 1, 2020, increased to $828 million from $813 million, as a result of the fourth 2% fixed annual rent escalator that went into effect on April 1, 2020.

The annual cash rent payments under the MGP master lease for the sixth lease year, which commenced on April 1, 2021, increased to $843 million from $828 million, as a result of the fifth 2% fixed annual rent escalator that went into effect on April 1, 2021.

In October 2021, MGP acquired the real estate assets of MGM Springfield from the Company for $400 million of cash consideration, which was accounted for as a transaction between entities under common control. The Company adjusted the carrying value of noncontrolling interests to adjust for its share of the difference between the carrying value of the net assets transferred and the consideration received, with offsetting adjustments to capital in excess of par value. MGM Springfield was added to the master lease between the Company and MGP. Following the closing of the transaction, the annual rent payment to MGP increased from $843 million to $873 million, reflecting the addition of MGM Springfield, which increased the annual rent payment by $30 million, $27 million of which will be fixed and contractually grow at 2% per year with escalators subject to the adjusted net revenue to rent ratio, as further described above. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which provides for the property to go into a trust (or, at the Company’s option, be returned to the Company) during the interim period in the event that the regulator finds reasonable cause to believe that MGP may not be found suitable. The property will then remain in trust until a final determination regarding MGP’s suitability is made.

Additionally, refer to Note 1 for discussion relating to the waiver agreement with MGP and the Operating Partnership units redeemed in 2020 thereunder.

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

Bellagio BREIT Venture

The Company has a 5% ownership interest in Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 11 for further information related to the Bellagio lease.

MGP BREIT Venture

MGP has a 50.1% ownership interest in MGP BREIT Venture, which owns the real estate assets of Mandalay Bay and MGM Grand Las Vegas and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 11 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Expected Credit Losses	Write-offs, Net of Recoveries	Balance at End of Period
Loss reserve:
Year Ended December 31, 2021	$126,589	$21,852	$(20,093)	$128,348
Year Ended December 31, 2020	94,561	71,422	(39,394)	126,589
Year Ended December 31, 2019	90,775	39,270	(35,484)	94,561

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2021	$2,875,595	$8,667	$—	$2,884,262
Year Ended December 31, 2020	2,574,056	301,539	—	2,875,595
Year Ended December 31, 2019	2,477,703	96,353	—	2,574,056

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•Hiring skilled accounting personnel and training them appropriately;
•Written accounting policies;
•Written documentation of accounting systems and procedures;
•Segregation of incompatible duties;
•Internal audit function to monitor the effectiveness of the system of internal control; and
•Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2021, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Information about our Executive Officers” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2021 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Corporate Governance — Human Capital and Compensation Committee Interlocks and Insider Participation” and “Human Capital and Compensation Committee Report” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2021:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	6,539	$24.33	20,080
Equity compensation plans not approved by security holders	—	—	—

(1)
As of December 31, 2021, we had 4.0 million restricted stock units and 1.7 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS, INDEPENDENCE

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

(a)(2).    Financial Statement Schedule. The following financial statement schedule of the Company is filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

Years Ended December 31, 2021, 2020 and 2019
Schedule II — Valuation and Qualifying Accounts	107

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3).    Exhibits.

Exhibit Number	Description
2.1
Equity Purchase Agreement by and between MGM CC Holdings, Inc., Infinity World Development Corp. and, solely for purposes of Article X thereof, MGM Resorts International, dated as of June 30, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2021).

2.2
Master Transaction Agreement by and among MGM Resorts International, CityCenter Land, LLC and Ace Purchaser LLC, dated as of June 30, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2021).

2.3
Master Transaction Agreement, by and among MGM Resorts International, MGM Growth Properties LLC, MGM Growth Properties Operating Partnership LP, VICI Properties Inc., Venus Sub LLC, VICI Properties L.P. and VICI Properties OP LLC, dated as of August 4, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 5, 2021).

2.4
Purchase Agreement by and among BRE Spade Parent LLC, BRE Spade PropCo Holdings LLC, BRE Spade Mezz 1 LLC, BRE Spade Voteco LLC and MGM Resorts International, dated as of September 26, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 28, 2021).

2.5
Purchase Agreement by and between MGM Resorts International and HR Nevada, LLC, dated as of December 13, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 14, 2021).

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3.2	Amended and Restated Bylaws of the Company, effective January 13, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 15, 2021).
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
4.1(4)
Indenture, dated March 22, 2012, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(5)
First Supplemental Indenture, dated March 22, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(6)
Fourth Supplemental Indenture, dated November 25, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among the Company and U.S. Bank National Association, as trustee, relating to the 6.000% senior notes due 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 25, 2014).

4.1(7)
Fifth Supplemental Indenture, dated August 19, 2016, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 4.625% senior notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 19, 2016).

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

4.1(10)
Eighth Supplemental Indenture, dated May 4, 2020, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 6.750% senior notes due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 4, 2020).

4.1(11)
Ninth Supplemental Indenture, dated October 13, 2020, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 4.750% senior notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 13, 2020).

4.1(12)
Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on August 12, 2016).

4.1(13)
Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 21, 2016).

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

4.1(18)
Third Supplemental Indenture to the Indentures, dated as of January 29, 2019, among MGP Yonkers Realty Sub, LLC, YRL Associates, L.P., MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on May 7, 2019).

4.1(19)
Fourth Supplemental Indenture to the Indentures, dated as of March 29, 2019, among MGP, MGP OH Propco, LLC, MGP Finance Co-Issuer, Inc., MGM Growth Properties Operating Partnership LP, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on May 7, 2019).

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

4.1(23)
Indenture governing the 5.25% senior notes due 2025, dated as of June 18. 2020, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on June 22, 2020).

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

4.1(25)
Indenture governing the 4.75% senior notes due 2027, dated as of March 31, 2021, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 31, 2021).

4.1(26)
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of April 20, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.1(27)
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.1(28)
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.1(29)
Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.1(30)
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.1(31)
First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on September 27, 2021).

4.2
Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2005).

4.3
Amended and Restated Registration Rights Agreement, between MGM Growth Properties LLC and MGM Resorts International, dated as of October 5, 2017 (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K of MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP filed on March 1, 2018).

4.4	Description of MGM Common Stock (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K filed on February 26, 2021).
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

10.1(6)
Fifth Amendment to Credit Agreement, dated as of February 14, 2020, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of MGM Growth Properties LLC Current Report on Form 8-K filed on February 18, 2020).

10.1(7)
Credit Agreement, dated as of November 24, 2021, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 26, 2021).

10.1(8)
Revolving Credit Facility Agreement, dated August 12, 2019 (the “2019 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(9)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.1(10)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(11)
Revolving Credit Facility Agreement, dated May 26, 2020 (the “2020 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 29, 2020).

10.1(12)
Increase Confirmation to 2020 Revolving Credit Facility dated as of June 29, 2020 between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(13) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(13)
Amendment Letter to the 2019 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1(14) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(14)
Amendment Letter to the 2020 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1(15) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(15)
Amendment Letter to the 2019 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(16)
Amendment Letter to the 2020 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(17)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(18)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
10.2(1)
Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

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

10.2(4)
Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.2(5)
Land Concession Agreement, effective as of January 9, 2013, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise S.A. (incorporated by reference to Exhibit 10.2(4) of the Company’s Annual Report on Form 10-K filed on March 1, 2013).

10.4(1)
Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

10.4(2)
First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2016).

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

10.4(7)
Sixth Amendment to Master Lease, by and between MGP Lessor, LLC and MGP Lessee, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.4(8)
Seventh Amendment to Master Lease Agreement, dated as of October 29, 2021, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2021).

10.4(9)
Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.4(10)
First Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of April 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021).

10.4(11)
Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2020).

10.4(12)
Master Lease by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of September 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2021).

10.4(13)
Tax Protection Agreement, by and among Bellagio, LLC, BCORE Paradise Parent LLC and BCORE Paradise JV LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.4(14)
Tax Protection Agreement, by and among MGM Resorts International, MGM Growth Properties Operating Partnership LP and MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2020).

*10.5(1)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2014).
*10.5(2)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on April 20, 2016).
*10.5(3)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014 (incorporated by reference to Exhibit 10.4(6) of the Company’s Annual Report on Form 10-K filed on March 2, 2015).
*10.5(4)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 10, 2005).
*10.5(5)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) of the Company's Annual Report on Form 10-K filed on February 29, 2008 ).

*10.5(6)
Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) of the Company's Annual Report on Form 10-K filed on February 29, 2008).

*10.5(7)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.5(8)
Employment Agreement, effective as of April 1, 2020, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 31, 2020).

*10.5(9)
Employment Agreement, effective as of April 1, 2020, by and between the Company and John McManus (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 31, 2020).

*10.5(10)
Employment Agreement, effective as of July 29, 2020, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 31, 2020).

*10.5(11)
Employment Agreement, effective as of January 11, 2021, by and between the Company and Jonathan Halkyard (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 6, 2021).

*10.5(12)	Employment Agreement, effective June 3, 2021, by and between the Company and Tilak Mandadi.
*10.5(13)
Amended and Restated Deferred Compensation Plan for Non-employee Directors, effective as of June 5, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014).

*10.5(14)
Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(15)
Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(16)	Form of Sign-On RSU Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 5, 2016).
*10.5(17)	Form of RSU Agreement (Named Executive Officer Employment Agreement Awards) (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 31, 2020).

*10.5(18)	Form of RSU Agreement (Hornbuckle) (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 31, 2020).
*10.5(19)
Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.5(20)
Form of Bonus Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2016 and thereafter (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

*10.5(21)	Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(22)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.5(23)
MGM Growth Properties LLC 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 of MGM Growth Properties LLC (File No. 333-210832) filed on April 19, 2016).

*10.5(24)
MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(25)
MGM Growth Properties LLC Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016).

*10.5(26)	Retirement Policy for Senior Officers, adopted January 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2017).
*10.5(27)
Amended and Restated Retirement Policy for Senior Officers, dated October 7, 2019 (incorporated by reference to Exhibit 10.5(31) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(28)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(29)	Form of Performance Share Unit Agreement (Bonus Payout) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(30)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(31)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(32)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(33)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.5(34)	Form of Restricted Stock Unit Agreement (Bonus RSUs) (incorporated by reference to Exhibit 10.5(40) of the Company’s Annual Report on Form 10-K filed on March 1, 2018).
*10.5(35)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.5(36)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10‑K filed on March 1, 2018).
*10.5(37)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(38)
Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(42) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(39)	Form of Restricted Stock Unit Agreement (with Performance Hurdle) (incorporated by reference to Exhibit 10.5(43) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(40)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(41)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.5(42)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(46) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.5(43)	Form of Omnibus Amendment to Relative Performance Share Unit Agreements (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).
*10.5(44)	Form of Relative Performance Share Unit Agreement (Annual Grant).
*10.5(45)	Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus).
21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
**	Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 25, 2022
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2022
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Todd R. Meinert
/s/ Paul Salem	Chairman of the Board	February 25, 2022
Paul Salem
/s/ Mary Chris Jammet	Director	February 25, 2022
Mary Chris Jammet
/s/ Barry Diller	Director	February 25, 2022
Barry Diller
/s/ Alexis M. Herman	Director	February 25, 2022
Alexis M. Herman
/s/ Joseph Levin	Director	February 25, 2022
Joseph Levin
/s/ Rose McKinney-James	Director	February 25, 2022
Rose McKinney-James

Signature	Title	Date
/s/ Keith A. Meister	Director	February 25, 2022
Keith A. Meister
/s/ Gregory M. Spierkel	Director	February 25, 2022
Gregory M. Spierkel
/s/ Janet Swartz	Director	February 25, 2022
Janet Swartz
/s/ Daniel J. Taylor	Director	February 25, 2022
Daniel J. Taylor