Form 10-Q
period 2022-03-31
MGM Resorts International
filed 2022-05-02
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $0.01 par value	426,052,260 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,719,115	$4,703,059
Restricted cash	500,101	500,000
Accounts receivable, net	593,466	583,915
Inventories	102,050	96,374
Income tax receivable	234,659	273,862
Prepaid expenses and other	365,554	258,972
Total current assets	4,514,945	6,416,182

Property and equipment, net	14,144,526	14,435,493

Other assets
Investments in and advances to unconsolidated affiliates	1,008,144	967,044
Goodwill	3,474,861	3,480,997
Other intangible assets, net	3,555,466	3,616,385
Operating lease right-of-use assets, net	11,438,442	11,492,805
Other long-term assets, net	513,621	490,210
Total other assets	19,990,534	20,047,441
	$38,650,005	$40,899,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$281,225	$263,097
Construction payable	20,703	23,099
Current portion of long-term debt	1,250,000	1,000,000
Accrued interest on long-term debt	169,630	172,624
Other accrued liabilities	1,878,043	1,983,444
Total current liabilities	3,599,601	3,442,264

Deferred income taxes, net	2,442,618	2,439,364
Long-term debt, net	10,507,140	11,770,797
Operating lease liabilities	11,810,047	11,802,464
Other long-term obligations	280,077	319,914
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	130,898	147,547
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 430,562,057 and 453,803,759 shares	4,306	4,538
Capital in excess of par value	761,559	1,750,135
Retained earnings	4,321,482	4,340,588
Accumulated other comprehensive loss	(22,007)	(24,616)
Total MGM Resorts International stockholders' equity	5,065,340	6,070,645
Noncontrolling interests	4,814,284	4,906,121
Total stockholders' equity	9,879,624	10,976,766
	$38,650,005	$40,899,116
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Casino	$1,420,910	$1,098,633
Rooms	557,073	198,419
Food and beverage	492,854	157,412
Entertainment, retail and other	371,566	135,222
Reimbursed costs	11,906	58,061
	2,854,309	1,647,747
Expenses
Casino	674,365	551,905
Rooms	196,113	104,213
Food and beverage	368,662	135,227
Entertainment, retail and other	218,749	78,381
Reimbursed costs	11,906	58,061
General and administrative	776,837	546,407
Corporate expense	111,241	78,037
Preopening and start-up expenses	434	5
Property transactions, net	54,738	26,071
Depreciation and amortization	288,638	290,551
	2,701,683	1,868,858
Loss from unconsolidated affiliates	(46,838)	(25,579)
Operating income (loss)	105,788	(246,690)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(196,091)	(195,295)
Non-operating items from unconsolidated affiliates	(15,133)	(20,836)
Other, net	34,302	32,185
	(176,922)	(183,946)
Loss before income taxes	(71,134)	(430,636)
Benefit for income taxes	36,341	94,698
Net loss	(34,793)	(335,938)
Less: Net loss attributable to noncontrolling interests	16,777	4,109
Net loss attributable to MGM Resorts International	$(18,016)	$(331,829)
Loss per share
Basic	$(0.06)	$(0.69)
Diluted	$(0.06)	$(0.69)
Weighted average common shares outstanding
Basic	442,916	494,864
Diluted	442,916	494,864
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(34,793)	$(335,938)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(17,966)	(13,022)
Unrealized gain on cash flow hedges	36,031	15,298
Other comprehensive income	18,065	2,276
Comprehensive loss	(16,728)	(333,662)
Less: Comprehensive loss attributable to noncontrolling interests	1,321	1,579
Comprehensive loss attributable to MGM Resorts International	$(15,407)	$(332,083)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(34,793)	$(335,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	288,638	290,551
Amortization of debt discounts, premiums and issuance costs	10,285	9,734
Provision for credit losses	253	2,127
Stock-based compensation	23,344	16,549
Property transactions, net	54,738	26,071
Noncash lease expense	60,118	44,467
Other investment gains	(14,983)	—
Loss from unconsolidated affiliates	61,971	46,415
Distributions from unconsolidated affiliates	25,444	16,294
Deferred income taxes	1,070	(80,293)
Change in operating assets and liabilities:
Accounts receivable	(10,385)	(45,970)
Inventories	(5,780)	5,911
Income taxes receivable and payable, net	39,204	1,238
Prepaid expenses and other	(13,768)	(27,258)
Accounts payable and accrued liabilities	(60,563)	(23,763)
Other	(4,311)	(33,745)
Net cash provided by (used in) operating activities	420,482	(87,610)
Cash flows from investing activities
Capital expenditures	(101,583)	(78,914)
Dispositions of property and equipment	2,917	505
Investments in unconsolidated affiliates	(129,177)	(76,845)
Distributions from unconsolidated affiliates	475	—
Other	(10,015)	342
Net cash used in investing activities	(237,383)	(154,912)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(18,134)	125,902
Issuance of long-term debt	—	749,775
Retirement of senior notes	(1,000,000)	—
Debt issuance costs	(1,367)	(9,212)
Issuance of MGM Growth Properties Class A shares, net	—	676,034
Dividends paid to common shareholders	(1,090)	(1,237)
Distributions to noncontrolling interest owners	(118,039)	(76,390)
Purchases of common stock	(1,001,972)	(119,269)
Other	(24,985)	(32,104)
Net cash provided by (used in) financing activities	(2,165,587)	1,313,499
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,355)	(1,102)
Cash, cash equivalents, and restricted cash
Net change for the period	(1,983,843)	1,069,875
Balance, beginning of period	5,203,059	5,101,637
Balance, end of period	$3,219,216	$6,171,512
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$183,513	$146,631
Federal, state and foreign income tax refunds received, net	(67,294)	(2,401)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balances, January 1, 2022	453,804	$4,538	$1,750,135	$4,340,588	$(24,616)	$6,070,645	$4,906,121	$10,976,766
Net loss	—	—	—	(18,016)	—	(18,016)	(19,046)	(37,062)
Currency translation adjustment	—	—	—	—	(10,184)	(10,184)	(7,782)	(17,966)
Cash flow hedges	—	—	—	—	12,793	12,793	23,238	36,031
Stock-based compensation	—	—	22,381	—	—	22,381	963	23,344
Issuance of common stock pursuant to stock-based compensation awards	104	1	(2,312)	—	—	(2,311)	—	(2,311)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,761)	(5,761)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,090)	—	(1,090)	—	(1,090)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(83,080)	(83,080)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(23,346)	(233)	(1,001,739)	—	—	(1,001,972)	—	(1,001,972)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(8,986)	—	—	(8,986)	—	(8,986)
Other	—	—	139	—	—	139	(555)	(416)
Balances, March 31, 2022	430,562	$4,306	$761,559	$4,321,482	$(22,007)	$5,065,340	$4,814,284	$9,879,624

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net loss	—	—	—	(331,829)	—	(331,829)	(6,254)	(338,083)
Currency translation adjustment	—	—	—	—	(7,353)	(7,353)	(5,669)	(13,022)
Cash flow hedges	—	—	—	—	7,099	7,099	8,199	15,298
Stock-based compensation	—	—	15,503	—	—	15,503	1,046	16,549
Issuance of common stock pursuant to stock-based compensation awards	706	7	(9,351)	—	—	(9,344)	—	(9,344)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,112)	(3,112)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,237)	—	(1,237)	—	(1,237)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(75,895)	(75,895)
Repurchases of common stock	(3,150)	(31)	(119,238)	—	—	(119,269)	—	(119,269)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(9,428)	—	—	(9,428)	—	(9,428)
MGP Class A share issuances	—	—	83,142	—	2,868	86,010	561,744	647,754
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(2,227)	—	(2,482)	(4,709)	(2,063)	(6,772)
Balances, March 31, 2021	491,874	$4,919	$3,569,186	$2,757,941	$(25,218)	$6,306,828	$4,925,691	$11,232,519

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

As of March 31, 2022, the Company operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica in Tunica. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM, and the Company owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of the Las Vegas Strip, and Fallen Oak golf course in Saucier, Mississippi.

MGM Growth Properties LLC (“MGP”), a consolidated subsidiary of the Company as of March 31, 2022 and until the closing of the VICI Transaction, as discussed below, was organized as an umbrella partnership REIT (commonly referred to as an UPREIT) structure in which substantially all of its assets were owned by and substantially all of its operations were conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). Prior to the closing of the VICI Transaction, MGP had two classes of authorized and outstanding voting common shares (collectively, the “shares”): Class A shares and a single Class B share. The Company owned MGP’s Class B share, which did not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class A shareholders were entitled to one vote per share, while the Company, as the owner of the Class B share, held a controlling interest in MGP as it was entitled to an amount of votes representing a majority of the total voting power of MGP’s shares so long as the Company and its controlled affiliates’ (excluding MGP) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership did not fall below 30%. The Company and MGP each held Operating Partnership units representing limited partner interests in the Operating Partnership. The general partner of the Operating Partnership was a wholly owned subsidiary of MGP. The Operating Partnership units held by the Company were exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the Fair Market Value of a Class A share (as defined in the Operating Partnership’s partnership agreement). The determination of settlement method was at the option of MGP’s independent conflicts committee. As of March 31, 2022, the Company owned 41.5% of the Operating Partnership units, and MGP held the remaining 58.5% ownership interest in the Operating Partnership.

Prior to the closing of the VICI Transaction, the Company leased the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease agreement between a subsidiary of the Company and a subsidiary of the Operating Partnership.

The Company leases the real estate assets of Bellagio pursuant to a lease agreement between a subsidiary of the Company and a venture that is 5% owned by such subsidiary and 95% owned by a subsidiary of Blackstone Real Estate Income Trust, Inc. (“BREIT”, and such venture, the “Bellagio BREIT Venture”). Additionally, the Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas, pursuant to a lease agreement between a subsidiary of the Company and a venture that is 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of BREIT (such venture, the “MGP BREIT Venture”). Further, the Company leases the real estate assets of Aria (including Vdara) pursuant to a lease agreement between a subsidiary of the Company and funds managed by The Blackstone Group ("Blackstone"), as further discussed below. Refer to Note 7 for further discussion of the leases.

VICI Transaction

On April 29, 2022, the Company completed a series of transactions with VICI Properties, Inc. (“VICI”) and MGP whereby VICI acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating

Partnership unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP with a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the April 2022 transactions.

In connection with the VICI Transaction, the Company entered into an amended and restated master lease with VICI. The new master lease has an initial term of 25 years, with three 10-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2% per annum for the first 10 years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The lease has a triple-net structure, which requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent. Additionally, the Company is required to pay the rent payments under the ground leases of the Borgata, Beau Rivage, and National Harbor.

Pending Transactions

On September 26, 2021, the Company entered into an agreement to acquire the operations of The Cosmopolitan of Las Vegas (“The Cosmopolitan”) for cash consideration of $1.625 billion, subject to customary working capital adjustments. Additionally, the Company will enter into a lease agreement for the real estate assets of The Cosmopolitan. The Cosmopolitan lease will have an initial term of 30 years with three subsequent 10-year renewal periods, exercisable at the Company’s option. The initial term of the lease provides for an initial annual cash rent of $200 million with a fixed 2% escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

In addition, on December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. ("Hard Rock") for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended and restated to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the second half of 2022, subject to certain closing conditions, including, but not limited to, the receipt of regulatory approvals.

On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas AB (publ) (“LeoVegas”) to tender 100% of the shares of LeoVegas at a price of SEK 61 in cash per share, equivalent to a total tender offer value of approximately SEK 6.0 billion (approximately $607 million, based on exchange rates at April 29, 2022). The transaction is expected to close in the second half of 2022, subject to certain regulatory approvals, the receipt of valid tenders of more than 90% of LeoVegas' shares, and customary closing conditions.

MGM China

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

Gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires, of which a subsidiary of MGM China, MGM Grand Paradise, is a subconcessionaire. In 2019, the expiration of MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. Pursuant to the current Macau gaming law, upon reaching the maximum duration of 20 years, the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. On January 14, 2022, the Macau Government disclosed the content of a bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. Under the bill the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain circumstances. The bill is subject to debate and approval by the Macau Legislative Assembly. The approval of the new gaming law bill will precede the public tender for the awarding of new gaming concessions. On March 3, 2022, the Macau Government announced its intention to extend the term of Macau’s six concession and subconcession contracts from June 26, 2022 until December 31, 2022, and invited the concessionaires and subconcessionaires to submit a formal request for an extension. On March 11, 2022, MGM Grand Paradise submitted its request for an extension, along with a commitment to pay the Macau government up to MOP47 million (approximately US$6 million) and provide a bank guarantee to secure the fulfillment of MGM Grand Paradise's payment obligations towards its employees should MGM Grand Paradise be unsuccessful in tendering for a new concession contract after its subconcession expires. The extension of MGM Grand Paradise's subconcession is subject to approval by the Macau government as well as entering into a new subconcession extension contract with SJM Resorts, S.A. Unless MGM Grand Paradise's gaming subconcession is further extended or legislation with regard to reversion of casino premises is amended the casino area premises and gaming-related equipment subject to reversion will automatically be transferred to the Macau Government upon expiration, and MGM China will cease to generate any revenues from such gaming operations. In addition, certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s gaming subconcession in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. MGM China continues to closely monitor developments regarding the retendering process or concession extensions including the issuance of guidance by the Macau Government. MGM China intends to respond proactively to all relevant Macau Government requirements when known relating to the process. Management cannot provide any assurance that the gaming subconcession will be further extended beyond the current term or that it will be able to obtain a gaming concession in a public tender; however, management believes that MGM Grand Paradise will be successful in obtaining an extension of its gaming subconcession beyond its current term and a gaming concession when a public tender is held.

BetMGM

The Company owns 50% of BetMGM, LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in the United States. The other 50% of BetMGM is owned by Entain plc.

Reportable Segments

The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 11 for additional information about the Company’s segments.

Financial Impact of COVID-19. The spread of the novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had a significant impact on the Company’s business, financial condition, results of operations and cash flows since the onset of the pandemic, which continued in the first quarter of 2022 and may continue during the remainder of 2022 and thereafter. In the first quarter of 2022, all of the Company's properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

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

In Macau, the Company’s properties continue to operate subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, temperature checks, mask protection, and health declarations submitted through the Macau Health Code system. Although the issuance of tourist visas (including the individual visit scheme) for residents of mainland China to travel to Macau resumed in 2020, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors), which significantly impacted visitation to the Company’s Macau properties. Macau is currently operating under a "dynamic zero" COVID-19 policy, as is Hong Kong and mainland China. Under this policy, when local infections are identified several restrictions may be imposed, including the lock down of sections of cities or entire cities and travel restrictions, imposition of mass mandatory nucleic acid testing, shortening of the validity period of negative test results for re-entry into mainland China from Macau and imposition of quarantine requirements, cancellation or suspension of certain events and, in some instances, closing of certain entertainment and leisure facilities. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on the MGM China's operations and it is uncertain whether further closures, including the closure of the Company’s properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2021 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, management determined that MGP is a VIE because the Class A equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company determined that it is the primary beneficiary of MGP and consolidates MGP because (i) its ownership of MGP’s single Class B share entitles it to a majority of the total voting power of MGP’s shares, and (ii) the exchangeable nature of the Operating Partnership units owned provide the Company the right to receive benefits from MGP that could potentially be significant to MGP. The Company recorded MGP’s ownership interest in the Operating Partnership as noncontrolling interest in the Company’s consolidated financial statements. As of March 31, 2022, on a consolidated basis MGP had total assets of $10.4 billion, primarily related to its real estate investments, and total liabilities of $5.0 billion, primarily related to its indebtedness. Refer to Note 1 for discussion regarding the deconsolidation of MGP upon closing of the VICI Transaction in April 2022.

Management has determined that Bellagio BREIT Venture is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture and, accordingly, does not consolidate the venture, because the Company does not have power to direct the activities that could potentially be significant to the venture; BREIT, as the managing member, has such power. The Company has recorded its 5% ownership interest in Bellagio BREIT Venture as an investment in unconsolidated affiliates in the Company’s consolidated financial statements, for which such amount was $58 million as of March 31, 2022. The Company’s maximum exposure to loss as a result of its involvement with Bellagio BREIT Venture is equal to the carrying value of its investment, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of March 31, 2022, as further discussed in Note 8.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method, such as MGP BREIT Venture and BetMGM, which do not qualify for consolidation as the Company has joint control, given the entities are structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entities, as defined in ASC 810.

For equity interests in entities in which the Company does not have significant influence, the Company records its equity investment under ASC 321 and reflects such investments within “Other long-term assets, net” on the consolidated balance sheets. The fair value of such equity investment was $81 million as of March 31, 2022.

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
•Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 5; and
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in the CityCenter acquisition. See Note 3.

Restricted cash. Restricted cash reflects cash held in an escrow account related to the reverse termination fee that was contractually required to be prefunded for The Cosmopolitan acquisition and is reflected as "Restricted Cash" on the condensed consolidated balance sheets. "Restricted Cash" and "Cash and cash equivalents" on the condensed consolidated balance sheets equal "Cash, cash equivalents, and restricted cash" on the condensed consolidated statements of cash flows.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2022	2021	2022	2021	2022	2021
	(In thousands)
Balance at January 1	$176,219	$212,671	$144,465	$139,756	$640,001	$382,287
Balance at March 31	141,636	170,040	149,316	133,047	720,764	407,372
Increase / (decrease)	$(34,583)	$(42,631)	$4,851	$(6,709)	$80,763	$25,085

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 11.

Leases. Refer to Note 7 for discussion of leases under which the Company is a lessee. The master lease agreement with MGP is eliminated in consolidation; refer to Note 12 for further discussion of the master lease with MGP. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three months ended March 31, 2022 and 2021, lease revenues from third-party tenants include $14 million and $4 million recorded within food and beverage revenue, respectively, and $26 million and $16 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

On September 28, 2021, the Company sold the real estate assets of Aria (including Vdara) for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. The Company classified the real estate assets as held for sale as of the acquisition date and accordingly measured the real estate assets at fair value less costs to sell, as reflected in the table below. See Note 7 for additional information regarding the lease.

The Company recognized 100% of the assets and liabilities of CityCenter at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs.

The following table sets forth the purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$335,396
Receivables and other current assets	106,417
Property and equipment - real estate assets held for sale	3,888,431
Property and equipment	323,093
Trademarks	180,000
Goodwill	1,397,338
Other long- term assets	13,923
Accounts payable, accrued liabilities, and other current liabilities	(201,093)
Debt	(1,729,451)
Other long-term liabilities	(64,054)
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

Unaudited pro forma information. The operating results for CityCenter are included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest had occurred as of January 1, 2020 and excludes the gain on consolidation recognized by the Company. The pro forma information does not reflect transactions that occurred subsequent to acquisition, such as the subsequent sale-leaseback transaction or the repayment of CityCenter's assumed debt. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2020.

Three Months Ended March 31,
2021
(In thousands)
Net revenues	$1,727,909
Net loss attributable to MGM Resorts International	(321,821)

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
MGP BREIT Venture (50.1% owned by the Operating Partnership)	$818,053	$816,756
BetMGM (50%)	74,065	41,060
Other	116,026	109,228
	$1,008,144	$967,044

The Company recorded its share of loss from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss from unconsolidated affiliates	$(46,838)	$(25,579)
Non-operating items from unconsolidated affiliates	(15,133)	(20,836)
	$(61,971)	$(46,415)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
CityCenter	$—	$(2,831)
MGP BREIT Venture	38,936	38,962
BetMGM	(91,993)	(59,236)
Other	6,219	(2,474)
	$(46,838)	$(25,579)

Refer to Note 3 for discussion on the acquisition and consolidation of CityCenter in September 2021.

MGP BREIT Venture distributions. For the three months ended March 31, 2022 and 2021, the Operating Partnership received $24 million and $15 million in distributions from MGP BREIT Venture, respectively.

BetMGM contributions. For the three months ended March 31, 2022 and 2021, the Company contributed $125 million and $75 million to BetMGM, respectively.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Operating Partnership senior secured credit facility	$—	$50,000
MGM China first revolving credit facility	390,697	360,414
7.75% senior notes, due 2022	—	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	1,050,000	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	800,000	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	500,000	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	750,000	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.5% Operating Partnership senior notes, due 2028	350,000	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	750,000	750,000
7% debentures, due 2036	552	552
	11,841,249	12,860,966
Less: Premiums, discounts, and unamortized debt issuance costs, net	(84,109)	(90,169)
	11,757,140	12,770,797
Less: Current portion	(1,250,000)	(1,000,000)
	$10,507,140	$11,770,797

Senior secured credit facility. At March 31, 2022, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2022.

Operating Partnership senior secured credit facility. At March 31, 2022, the Operating Partnership senior secured credit facility consisted of a $1.35 billion revolving credit facility of which no amounts were drawn. The Operating Partnership was in compliance with its credit facility covenants at March 31, 2022.

The Operating Partnership terminated its interest rate swap agreements in March 2022.

MGM China first revolving credit facility. At March 31, 2022, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. At March 31, 2022, $391 million was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 3.02%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at March 31, 2022.

MGM China second revolving credit facility. At March 31, 2022, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At March 31, 2022, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at March 31, 2022.

Senior notes. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $11.7 billion and $13.4 billion at March 31, 2022 and December 31, 2021, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 51.1% and 22.0% on loss before income taxes for the three months ended March 31, 2022 and 2021, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the three months ended March 31, 2022, the Company reversed $13 million of unrecognized tax benefit upon the resolution of a tax accounting method issue related to its customer loyalty program.

NOTE 7 — LEASES

The Company leases the land underlying certain of its properties, real estate, and various equipment under operating and, to a lesser extent, finance lease arrangements. The MGP master lease, which is further discussed in Note 12, eliminates in consolidation and, accordingly, is not included within the disclosures below.

Land. As of March 31, 2022, the Company, through MGP, was a lessee of land underlying MGM National Harbor and a portion of the land underlying Borgata and Beau Rivage. MGP was obligated to make lease payments through the non-cancelable term of the ground leases, which is through 2051 for Beau Rivage, through 2070 for Borgata, and through 2082 for MGM National Harbor. Refer to Note 1 for discussion of the VICI Transaction.

Additionally, MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively. The land leases are classified as operating leases.

Real estate assets. The Company leases the real estate assets of Bellagio, Mandalay Bay, MGM Grand Las Vegas, and Aria (including Vdara) pursuant to triple-net lease agreements, which are classified as operating leases. Each of the leases obligates the Company to spend a specified percentage of net revenues at the properties on capital expenditures and that the Company comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease and Aria lease and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of March 31, 2022.

Other information. Components of lease costs and other information related to the Company’s leases was:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease cost, primarily classified within "General and administrative"(1)	$271,849	$198,991

Finance lease costs
Interest expense(2)	$893	$(656)
Amortization expense	20,157	17,814
Total finance lease costs	$21,050	$17,158
(1)The Bellagio lease and the Mandalay Bay and MGM Grand Las Vegas lease are held with related parties, as further discussed in Note 12. Operating lease cost includes $83 million for each of the three months ended March 31, 2022 and 2021 related to the Bellagio lease. Operating lease cost includes $99 million for each of the three months ended March 31, 2022 and 2021 related to the Mandalay Bay and MGM Grand Las Vegas lease.
(2)For the three months ended March 31, 2021, interest expense includes the effect of COVID-19 related rent concessions which was recognized as negative variable rent expense.

	March 31, 2022	December 31, 2021
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$11,438,442	$11,492,805
Operating lease liabilities - current, classified within "Other accrued liabilities"	$31,806	$31,706
Operating lease liabilities - long-term(2)	11,810,047	11,802,464
Total operating lease liabilities	$11,841,853	$11,834,170

Finance leases
Finance lease right-of-use assets, net classified within "Property and equipment, net"	$131,739	$151,909
Finance lease liabilities - current, classified within "Other accrued liabilities"	$82,975	$87,665
Finance lease liabilities - long-term, classified within "Other long-term obligations"	57,534	75,560
Total finance lease liabilities	$140,509	$163,225

Weighted-average remaining lease term (years)
Operating leases	29	29
Finance leases	2	2

Weighted-average discount rate (%)
Operating leases	7	7
Finance leases	3	3
(1)As of March 31, 2022 and December 31, 2021, operating lease right-of-use assets, net included $3.6 billion related to the Bellagio lease for each of the respective periods, and $3.9 billion and $4.0 billion related to the Mandalay Bay and MGM Grand Las Vegas lease, respectively.
(2)As of March 31, 2022 and December 31, 2021, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods, and $4.2 billion related to the Mandalay Bay and MGM Grand Las Vegas lease for each of the respective periods.

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$211,326	$154,504
Operating cash outflows from finance leases	945	1,456
Financing cash outflows from finance leases(1)	22,649	19,269

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,480	$—
Finance leases	—	—
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2022 (excluding the three months ended March 31, 2022)	$628,471	$66,982
2023	852,445	73,564
2024	864,857	1,742
2025	876,986	1,250
2026	886,720	24
Thereafter	26,660,240	—
Total future minimum lease payments	30,769,719	143,562
Less: Amount of lease payments representing interest	(18,927,866)	(3,053)
Present value of future minimum lease payments	11,841,853	140,509
Less: Current portion	(31,806)	(82,975)
Long-term portion of lease liabilities	$11,810,047	$57,534

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At March 31, 2022, $33 million in letters of credit were outstanding under the Company’s senior credit facility. The Operating Partnership’s senior credit facility limited the amount of letters of credit that can be issued to $75 million. No letters of credit were outstanding under the Operating Partnership’s senior credit facility at March 31, 2022. The amount of available borrowings under each of the credit facilities is reduced by any outstanding letters of credit.

MGM China bank guarantee. In connection with the extension of the expiration of the gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in May 2019 to warrant the fulfillment of an existing commitment of labor liabilities upon expiration of the gaming subconcession. The amount of the bank guarantee was approximately $102 million as of March 31, 2022 when giving effect to foreign currency exchange rate fluctuations. MGM Grand Paradise committed to provide for a guarantee in connection with its request for the extension of the gaming subconcession to December 2022.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Numerator:
Net loss attributable to MGM Resorts International	$(18,016)	$(331,829)
Adjustment related to redeemable noncontrolling interests	(8,986)	(9,428)
Net loss attributable to common stockholders - basic and diluted	$(27,002)	$(341,257)
Denominator:
Weighted-average common shares outstanding – basic	442,916	494,864
Potential dilution from share-based awards	—	—
Weighted-average common and common equivalent shares – diluted	442,916	494,864
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	6,687	8,484

NOTE 10 — STOCKHOLDERS’ EQUITY

Other equity activity

MGM Resorts International dividends. On May 2, 2022 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on June 15, 2022 to holders of record on June 10, 2022.

MGM Resorts International stock repurchase program. The Company's Board of Directors authorized a $2.0 billion stock repurchase program in March 2022 and a $3.0 billion stock repurchase program in February 2020. Under the stock repurchase programs, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2021, the Company repurchased approximately 3 million shares of its common stock at an average price of $37.87 per share for an aggregate amount of $119 million. Repurchased shares were retired.

During the three months ended March 31, 2022, the Company repurchased approximately 23 million shares of its common stock at an average price of $42.92 per share for an aggregate amount of $1.0 billion, which included the February 2022 repurchase of 4.5 million shares at a price of $45.00 per share for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired. The remaining availability under the February 2020 $3.0 billion stock repurchase program was $248 million as of March 31, 2022 and the remaining availability under the March 2022 $2.0 billion stock repurchase program was $2.0 billion as of March 31, 2022.

Subsequent to the quarter ended March 31, 2022, the Company repurchased 7 million shares of its common stock at an average price of $41.08 per share for an aggregate amount of $269 million. In connection with these repurchases, the February 2020 $3.0 billion stock repurchase program was completed. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2022	$(907)	$(41,634)	$17,925	$(24,616)
Other comprehensive income (loss) before reclassifications	(17,966)	30,692	—	12,726
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	5,339	—	5,339
Other comprehensive income (loss), net of tax	(17,966)	36,031	—	18,065
Other comprehensive loss (income) attributable to noncontrolling interest	7,782	(23,238)	—	(15,456)
Balances, March 31, 2022	$(11,091)	$(28,841)	$17,925	$(22,007)

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

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, property transactions, net, and excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$475,298	$232,094
Rooms	485,288	144,329
Food and beverage	384,276	90,419
Entertainment, retail and other	318,030	78,122
	1,662,892	544,964
Regional Operations
Casino	703,679	596,655
Rooms	56,114	40,579
Food and beverage	91,138	50,364
Entertainment, retail and other	39,898	23,753
	890,829	711,351
MGM China
Casino	231,203	261,604
Rooms	15,671	13,512
Food and beverage	17,441	16,629
Entertainment, retail and other	4,060	4,609
	268,375	296,354
Reportable segment net revenues	2,822,096	1,552,669
Corporate and other	32,213	95,078
	$2,854,309	$1,647,747
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$593,634	$108,119
Regional Operations	313,279	241,982
MGM China	(25,656)	4,775
Reportable segment Adjusted Property EBITDAR	881,257	354,876

Other operating income (expense)
Corporate and other, net	(210,853)	(136,991)
Preopening and start-up expenses	(434)	(5)
Property transactions, net	(54,738)	(26,071)
Depreciation and amortization	(288,638)	(290,551)
Triple-net operating lease and ground lease rent expense	(262,452)	(189,620)
Income from unconsolidated affiliates related to real estate ventures	41,646	41,672
Operating income (loss)	105,788	(246,690)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(196,091)	(195,295)
Non-operating items from unconsolidated affiliates	(15,133)	(20,836)
Other, net	34,302	32,185
	(176,922)	(183,946)
Loss before income taxes	(71,134)	(430,636)
Benefit for income taxes	36,341	94,698
Net loss	(34,793)	(335,938)
Less: Net loss attributable to noncontrolling interests	16,777	4,109
Net loss attributable to MGM Resorts International	$(18,016)	$(331,829)

NOTE 12 — RELATED PARTY TRANSACTIONS

MGP

As further described in Note 1, prior to the closing of the VICI Transaction, the Company leased the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease with MGP.

The annual cash rent payments under the MGP master lease for the seventh lease year, which commenced on April 1, 2022, increased to $877 million from $873 million, due to the sixth 2% annual base rent escalator that went into effect on April 1, 2022, as the tenant and operating subsidiary sublessee, collectively, met the adjusted net revenue to rent ratio on which such escalator was contingent, which increased annual cash rent by $16 million, partially offset by the percentage rent reset that went into effect on April 1, 2022, calculated based on the percentage of average actual annual net revenue of the leased properties during the preceding five year period, which decreased annual cash rent by $12 million.

In October 2021, MGP acquired the real estate assets of MGM Springfield from the Company and MGM Springfield was added to the master lease between the Company and MGP. Final regulatory approvals, which were not necessary for the transaction to close, are expected to be received within nine to twelve months following the close of the transaction. Until final regulatory approvals are obtained, the parties will be subject to a trust agreement, which provides for the property to go into a trust (or, at the Company’s option, be returned to the Company) during the interim period in the event that the regulator finds reasonable cause to believe that MGP may not be found suitable. The property will then remain in trust until a final determination regarding MGP’s suitability is made.

All intercompany transactions, including transactions under the MGP master lease, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares is recognized as noncontrolling interests in the Company’s consolidated financial statements.

As further described in Note 1, in April 2022, the Company completed a series of transactions with VICI and MGP whereby VICI acquired MGP in a stock-for-stock transaction. As part of the transaction, the Company entered into an amended and restated master lease with VICI.

Bellagio BREIT Venture

The Company has a 5% ownership interest in Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 7 for further information related to the Bellagio lease.

MGP BREIT Venture

MGP has a 50.1% ownership interest in MGP BREIT Venture, which owns the real estate assets of Mandalay Bay and MGM Grand Las Vegas and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 7 for further information related to the Mandalay Bay and MGM Grand Las Vegas lease.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2021, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

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

Financial Impact of COVID-19

The spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations and cash flows since the onset of the pandemic, which continued in the first quarter of 2022 and may continue during the remainder of 2022 and thereafter. In the first quarter of 2022, all of our properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

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

In Macau, our properties continue to operate subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, temperature checks, mask protection, and health declarations submitted through the Macau Health Code system. Although the issuance of tourist visas (including the individual visit scheme) for residents of mainland China to travel to Macau resumed in 2020, several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors), which significantly impacted visitation to our Macau properties. Macau is currently operating under a "dynamic zero" COVID-19 policy, as is Hong Kong and mainland China. Under this policy, when local infections are identified several restrictions may be imposed, including the lock down of sections of cities or entire cities and travel restrictions, imposition of mass mandatory nucleic acid testing, shortening of the validity period of negative test results for re-entry into mainland China from Macau and imposition of quarantine requirements, cancellation or suspension of certain events and, in some instances, closing of certain entertainment and leisure facilities. Although gaming and hotel operations have remained open during these states of immediate prevention, such measures have had a negative effect on MGM China's operations and it is uncertain whether further closures, including the closure of our properties, or travel restrictions to Macau will be implemented if additional local COVID-19 cases are identified.

Other Developments

In April 2022, we completed a series of transactions with VICI Properties, Inc. ("VICI") and MGP whereby VICI acquired MGP. MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we received 1.366 units of the new VICI operating partnership (“VICI OP”) in exchange for each Operating Partnership unit previously held by us. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate 1% ownership interest in VICI OP with a fair value of approximately $375 million. MGP’s Class B share that was previously held by us was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the April 2022 transactions.

As part of the transactions, we entered into an amended and restated master lease with VICI. The new master lease has an initial term of 25 years, with three 10-year renewals, and initial annual rent of $860 million, escalating annually at a rate of 2% per annum for the first 10 years and thereafter equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. The lease has a triple-net structure, which requires us to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the rent. Additionally, we are required to pay the rent payments under the ground leases of Borgata, Beau Rivage, and National Harbor.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the three months ended March 31, 2021 as a result of property closures due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Operating Results

Certain of our properties or portions thereof were temporarily closed due to COVID-19 during the first quarter of 2021 as follows:

•Park MGM and Mandalay Bay's hotel tower operations were closed midweek and full week hotel operations resumed March 3, 2021.
•The Mirage's hotel tower operations were closed midweek, with the entire property closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
•MGM Springfield's hotel was closed and partial hotel operations resumed with midweek closures on March 5, 2021. Full hotel operations resumed on December 13, 2021.
•MGM Grand Detroit's hotel tower operations were closed and resumed on February 9, 2021.

The following table summarizes our consolidated financial results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net revenues	$2,854,309	$1,647,747
Operating income (loss)	105,788	(246,690)
Net loss	(34,793)	(335,938)
Net loss attributable to MGM Resorts International	(18,016)	(331,829)

Consolidated net revenues were $2.9 billion for the three months ended March 31, 2022 compared to $1.6 billion in the prior year quarter, an increase of 73%. The current quarter benefited from the inclusion of the net revenues of Aria, subsequent to consolidation in September 2021 and was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the quarter, however results improved over the prior year quarter which was negatively affected by midweek property and hotel closures, lower business volume and travel activity, and operational restrictions due to the COVID-19 pandemic primarily at its Las Vegas Strip Resorts. At MGM China, the current and prior year quarter were significantly impacted by travel and entry restrictions in Macau with the current quarter being negatively affected by increased restrictions related to the spread of the omicron variant. As a result, net revenues at our Las Vegas Strip Resorts increased 205%, Regional Operations increased 25%, and MGM China decreased 9%.

Consolidated operating income was $106 million for the three months ended March 31, 2022 compared to a loss of $247 million in the prior year quarter. The change was primarily driven by the inclusion of Aria in the current quarter and the temporary property and hotel closures, lower business volumes and travel activity, and ongoing operational restrictions related to the pandemic in the prior year quarter, as discussed above, partially offset by an increase in rent expense recorded within general and administrative expense for the Aria lease, which commenced in September 2021, and in property transactions, net. Property transactions, net increased $29 million compared to the prior year quarter. The current quarter included a $31 million non-cash impairment charge related to land and a $25 million loss related to an increase in the estimate of contingent consideration related to the Empire City acquisition.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Las Vegas Strip Resorts
Casino	$475,298	$232,094
Rooms	485,288	144,329
Food and beverage	384,276	90,419
Entertainment, retail and other	318,030	78,122
	1,662,892	544,964
Regional Operations
Casino	703,679	596,655
Rooms	56,114	40,579
Food and beverage	91,138	50,364
Entertainment, retail and other	39,898	23,753
	890,829	711,351
MGM China
Casino	231,203	261,604
Rooms	15,671	13,512
Food and beverage	17,441	16,629
Entertainment, retail and other	4,060	4,609
	268,375	296,354
Reportable segment net revenues	2,822,096	1,552,669
Corporate and other	32,213	95,078
	$2,854,309	$1,647,747

Las Vegas Strip Resorts
Las Vegas Strip Resorts casino revenue was $475 million for the three months ended March 31, 2022 compared to $232 million in the prior year quarter, an increase of 105%. The current quarter benefited from the inclusion of Aria and was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the quarter, however the prior year quarter was negatively affected by midweek property and hotel closures at certain properties, lower business volume and travel activity, and operational restrictions due to the pandemic.
The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Table Games Drop	$1,203	$529
Table Games Win	$296	$127
Table Games Win %	24.6%	24.1%
Slots Handle	$4,607	$2,301
Slots Win	$427	$212
Slots Win %	9.3%	9.2%

Las Vegas Strip Resorts rooms revenue was $485 million for the three months ended March 31, 2022 compared to $144 million in the prior year quarter, an increase of 236%. The current quarter benefited from the inclusion of Aria and was negatively affected by the omicron variant in the early part of the quarter, discussed above. REVPAR increased due to the prior year quarter being negatively impacted by lower business volume and travel activity and operational restrictions related to the pandemic.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2022	2021
Occupancy(1)	78%	46%
Average daily rate (ADR)	$197	$129
Revenue per available room (REVPAR)(1)	$154	$60
(1)Rooms that were out of service, including midweek closures, during the three months ended March 31, 2021 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $384 million for the three months ended March 31, 2022 compared to $90 million in the prior year quarter, an increase of 325%, and Las Vegas Strip Resorts entertainment, retail and other revenues was $318 million for the three months ended March 31, 2022 compared to $78 million in the prior year quarter, an increase of 307%, due primarily to the inclusion of Aria and was negatively affected by the omicron variant in the early part of the quarter, discussed above, while the prior year quarter was negatively impacted by temporary midweek property and hotel tower closures at certain properties, lower business volume and travel activity, and operational restrictions related to the pandemic.

Regional Operations

Regional Operations casino revenue was $704 million for the three months ended March 31, 2022 compared to $597 million in the prior year quarter, an increase of 18%, due primarily to table game win increasing 25% over the prior year quarter and slots win increasing 21% over the prior year quarter, respectively, as the prior year quarter was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Table Games Drop	$1,021	$819
Table Games Win	$216	$173
Table Games Win %	21.2%	21.2%
Slots Handle	$6,662	$5,384
Slots Win	$638	$526
Slots Win %	9.6%	9.8%

Regional Operations rooms revenue was $56 million for the three months ended March 31, 2022 compared to $41 million in the prior year quarter, an increase of 38%, due to the prior year quarter being negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic.

Regional Operations food and beverage revenue was $91 million for the three months ended March 31, 2022 compared to $50 million in the prior year quarter, an increase of 81% and Regional Operations entertainment, retail and other revenue was $40 million for the three months ended March 31, 2022 compared to $24 million in the prior year quarter, an increase of 68%, due primarily to the prior year quarter being negatively affected by operational restrictions related to pandemic.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
VIP Table Games Turnover	$963	$2,373
VIP Table Games Win	$23	$78
VIP Table Games Win %	2.4%	3.3%
Main Floor Table Games Drop	$1,096	$1,044
Main Floor Table Games Win	$239	$230
Main Floor Table Games Win %	21.8%	22.0%

MGM China net revenues were $268 million for the three months ended March 31, 2022 compared to $296 million in the prior year quarter, a decrease of 9%. The current quarter was more significantly impacted by a decrease in travel as well as entry restrictions in Macau primarily related to the spread of omicron variant in Hong Kong and mainland China.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021). Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $12 million and $58 million for the three months ended March 31, 2022 and 2021, respectively, which decreased compared to the prior year quarter due primarily to the termination of the CityCenter management agreement, as discussed above. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 11 in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Las Vegas Strip Resorts	$593,634	$108,119
Regional Operations	313,279	241,982
MGM China	(25,656)	4,775
Corporate and other	(210,853)	(136,991)
Adjusted EBITDAR	$670,404

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $594 million for the three months ended March 31, 2022 compared to $108 million in the prior year quarter, an increase of 449%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 35.7% for the three months ended March 31, 2022 compared to 19.8% in the prior year quarter as the current year quarter benefited from the increase in revenues, discussed above, and the realized benefits of cost savings initiatives.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $313 million for the three months ended March 31, 2022 compared to $242 million in the prior year quarter, an increase of 29%. Regional Operations Adjusted Property EBITDAR margin increased to 35.2% for the three months ended March 31, 2022 compared to 34.0% in the prior year quarter as the current year benefited from the increase in revenues, discussed above, and the realized benefits from cost savings initiatives.

MGM China

MGM China Adjusted Property EBITDAR was a loss of $26 million for the three months ended March 31, 2022 compared to Adjusted Property EBITDAR of $5 million in the prior year quarter. The decrease was due primarily to the decrease in revenues, discussed above, and the current quarter included an $18 million charge related to litigation reserves. License fee expense was $5 million for each of the three month periods ended March 31, 2022 and 2021.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts on a same-store basis for the three months ended March 31, 2022 and 2021. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Las Vegas Strip Resorts net revenues	$1,662,892	$544,964
Acquisitions (1)	(311,293)	—
Las Vegas Strip Resorts same-store net revenues	$1,351,599	$544,964

Las Vegas Strip Resorts Adjusted Property EBITDAR	$593,634	$108,119
Acquisitions (1)	(121,220)	—
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$472,414	$108,119
(1)The net revenues and Adjusted Property EBITDAR of Aria have been excluded for periods subsequent to its acquisition on September 27, 2021 in determining Las Vegas Strip Resorts same-store net revenues and Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR.

Loss from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
CityCenter	$—	$(2,831)
MGP BREIT Venture	38,936	38,962
BetMGM	(91,993)	(59,236)
Other	6,219	(2,474)
	$(46,838)	$(25,579)

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

Non-operating Results

Interest Expense

Gross interest expense was $196 million for each of three months ended March 31, 2022 and 2021. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $34 million and $32 million for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

Our effective income tax rate was a benefit of 51.1% and 22.0% on loss before income taxes for the three months ended March 31, 2022 and 2021, respectively. Both the current year quarter and prior year quarter were unfavorably impacted by losses in Macau that we could not benefit, although the current year quarter was more greatly impacted due to the expected mix of domestic income and Macau losses. The effective rate in the prior year quarter was also favorably impacted by a release of tax reserves in conjunction with the closure of the most recent New Jersey state audit for Marina District Development Company.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminates in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measures

"Same-Store Adjusted Property EBITDAR" is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period. Accordingly, we have excluded the Adjusted Property EBITDAR of Aria for periods subsequent to its acquisition on September 27, 2021 in Same-Store Adjusted Property EBITDAR for the periods indicated.

Same-Store Adjusted Property EBITDAR is a non-GAAP measure and is presented solely as a supplemental disclosure to reported GAAP measures because management believes this measure is useful in providing meaningful period-to-period comparisons of the results of our operations for operating segments that were consolidated for the full period presented to assist users of the financial statements in reviewing operating performance over time. Same-Store Adjusted Property EBITDAR should not be viewed as a measure of overall operating performance, considered in isolation, or as an alternative to our reportable segment GAAP measure or net income, or as an alternative to any other measure determined in accordance with generally accepted accounting principles, because this measure is not presented on a GAAP basis, and is provided for the limited purposes discussed herein. In addition, Same-Store Adjusted Property EBITDAR may not be defined in the same manner by all companies and, as a result, may not be comparable to similarly titled non-GAAP financials measures of other companies, and such differences may be material. A reconciliation of our reportable segment Adjusted Property EBITDAR GAAP measure to Same-Store Adjusted Property EBITDAR is included herein.

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense associated with triple-net operating and ground leases, and income from unconsolidated affiliates related to investments in real estate ventures.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense associated with our triple-net operating and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net loss to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net loss attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net loss attributable to MGM Resorts International	$(18,016)	$(331,829)
Plus: Net loss attributable to noncontrolling interests	(16,777)	(4,109)
Net loss	(34,793)	(335,938)
Benefit for income taxes	(36,341)	(94,698)
Loss before income taxes	(71,134)	(430,636)
Non-operating (income) expense:
Interest expense, net of amounts capitalized	196,091	195,295
Non-operating items from unconsolidated affiliates	15,133	20,836
Other, net	(34,302)	(32,185)
	176,922	183,946
Operating income (loss)	105,788	(246,690)
Preopening and start-up expenses	434	5
Property transactions, net	54,738	26,071
Depreciation and amortization	288,638	290,551
Triple-net operating lease and ground lease rent expense	262,452	189,620
Income from unconsolidated affiliates related to real estate ventures	(41,646)	(41,672)
Adjusted EBITDAR	$670,404

Guarantor Financial Information

As of March 31, 2022, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGP, the Operating Partnership, MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below. As of March 31, 2022, certain of our guarantor subsidiaries collectively own Operating Partnership units and each subsidiary accounts for its respective investment under the equity method within the summarized financial information presented below. These subsidiaries have also accounted for the MGP master lease as an operating lease, recording operating lease liabilities and operating ROU assets with the related rent expense of guarantor subsidiaries reflected within the summarized financial information.

	March 31, 2022	December 31, 2021
Balance Sheet	(In thousands)
Current assets	$3,913,290	$5,663,171
Investment in the MGP Operating Partnership	2,291,360	2,284,222
MGP master lease right-of-use asset, net	6,743,220	6,629,140
Other long-term assets	16,854,731	17,025,933
MGP master lease operating lease liabilities – current	155,688	154,287
Other current liabilities	2,965,797	2,752,185
Intercompany accounts due to non-guarantor subsidiaries	493	16,697
MGP master lease operating lease liabilities – noncurrent	7,189,931	7,083,505
Other long-term liabilities	17,233,575	18,472,138

Three Months Ended March 31, 2022
Income Statement	(In thousands)
Net revenues	$2,150,676
MGP master lease rent expense	(158,416)
Operating income	88,939
Income from continuing operations	76,889
Net income	121,920
Net income attributable to MGM Resorts International	121,920

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities was $420 million in the three months ended March 31, 2022 compared to cash used in operating activities of $88 million in the three months ended March 31, 2021. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and Regional Operations discussed within the results of operations section above and refunds received from taxes, partially offset by an increase in triple-net lease rent payments and cash paid for interest.

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

Cash used in investing activities was $237 million in the three months ended March 31, 2022 compared to $155 million in the three months ended March 31, 2021. In the three months ended March 31, 2022, we made payments of $102 million in capital expenditures, as further discussed below, and contributions of $125 million to our unconsolidated affiliate, BetMGM, LLC (“BetMGM”). In comparison, in the prior year quarter we made $79 million in capital expenditures, as further discussed below, and contributions of $75 million to BetMGM.

Capital Expenditures

We made capital expenditures of $102 million in the three months ended March 31, 2022, of which $9 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $93 million primarily relate to expenditures in information technology and room remodels.

We made capital expenditures of $79 million in the three months ended March 31, 2021, of which $30 million related to MGM China. Capital expenditures at MGM China included $23 million related to construction of the Emerald Tower project at MGM Cotai and $7 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $49 million primarily relate to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $2.2 billion in the three months ended March 31, 2022 compared to cash provided by financing activities of $1.3 billion in the three months ended March 31, 2021. In the three months ended March 31, 2022, we had net repayments of debt of $1.0 billion, as further discussed below, distributed $118 million to noncontrolling interest owners, and we repurchased $1.0 billion of our common stock. In comparison, in the prior year quarter, we had net borrowings of debt of $876 million, as further discussed below, received net proceeds of $676 million from the issuance of MGP's Class A shares, distributed $76 million to noncontrolling interest owners, and we repurchased $119 million of our common stock.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2022, we had net repayments of debt of $1.0 billion, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, net repayments of $50 million on the Operating Partnership’s revolving credit facility, and net borrowings of $32 million on MGM China's first revolving credit facility.

During the three months ended March 31, 2021, we had net borrowings of debt of $876 million, which consisted of MGM China’s issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97% and $133 million of net borrowings on MGM China’s first revolving credit facility, partially offset by the Operating Partnership’s repayment of $9 million on its revolving credit facility. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility in April 2021 and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

During the three months ended March 31, 2022, we repurchased and retired $1.0 billion of our common stock pursuant to our February 2020 $3.0 billion stock repurchase program. The remaining availability under the February 2020 $3.0 billion stock repurchase program was $248 million and the remaining availability under the March 2022 $2.0 billion stock repurchase program was $2.0 billion as of March 31, 2022.

In March 2022 and 2021 we paid dividends of $0.0025 per share, totaling $1 million paid during each of the three months ended March 31, 2022 and 2021.

The Operating Partnership paid the following distributions to its partnership unit holders during the three months ended March 31, 2022 and 2021:

•$141 million of distributions paid in 2022, of which we received $59 million and MGP received $82 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•$136 million of distributions paid in 2021, of which we received $72 million and MGP received $64 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

As previously discussed, the spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations, and cash flows in the first quarter of 2022 and may continue to impact our business during the remainder of 2022 and thereafter. We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments, including acquiring the operations of The Cosmopolitan of Las Vegas and the LeoVegas tender offer.

As of March 31, 2022, we had cash and cash equivalents of $2.7 billion, of which MGM China held $288 million and the Operating Partnership held $8 million. In addition to our cash and cash equivalent balance, we have an approximate 56% interest in MGM China. We completed the VICI Transaction pursuant to which the majority of our VICI OP units were redeemed for cash consideration of $4.4 billion in April 2022 (refer to Note 1 for further discussion on the VICI Transaction).

At March 31, 2022, we had $11.8 billion in principal amount of indebtedness, including $391 million outstanding under the $1.25 billion MGM China first revolving credit facility. No amounts were drawn on our $1.675 billion revolving credit facility, the $1.35 billion Operating Partnership revolving credit facility, or the $400 million MGM China second revolving credit facility. We have $1.25 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Due to the continued impact of the COVID-19 pandemic, in February 2022, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024.

As of March 31, 2022, our expected cash interest payments over the next twelve months are approximately $255 million to $265 million, excluding MGP and MGM China, and approximately $450 million to $460 million on a consolidated basis, which includes MGM China and excludes MGP given the consummation of the VICI Transaction in April 2022.

We are also required, as of March 31, 2022, to make annual cash rent payments of $1.7 billion under triple-net lease agreements, which leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. In addition, as part of the VICI Transaction in April 2022, we entered into a triple-net lease agreement pursuant to which we are required to pay initial annual cash rent of $860 million, subject to annual escalators, and which replaces the master lease with MGP. Refer to Note 1 for discussion of leases relating to pending transactions, Note 7 for discussion of current leases, and Note 12 for discussion of the MGP master lease.

We have planned capital expenditures expected over the remainder of the year of approximately $700 million to $710 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties and approximately $75 million to $90 million at MGM China, including approximately $30 million of show production costs related to the development of entertainment at the MGM Cotai theater. We additionally have planned contributions to BetMGM over the remainder of the year of approximately $100 million.

We also expect to continue to repurchase shares pursuant to our February 2020 $3.0 billion share repurchase program and our March 2022 $2.0 billion share repurchase program. Subsequent to the quarter ended March 31, 2022, we repurchased approximately 7 million shares of our common stock at an average price of $41.08 per share for an aggregate amount of $269 million. In connection with these repurchases, the February 2020 $3.0 billion stock repurchase program was completed. Repurchased shares were retired.

In April 2022, the Operating Partnership paid $142 million of distributions to its partnership unit holders, of which we received $59 million and MGP received $83 million, which MGP concurrently paid as a dividend to its Class A shareholders.

On May 2, 2022, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on June 15, 2022 to holders of record on June 10, 2022. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and impacted our business, financial condition, results of operations and cash flows since the onset of the pandemic, which continued in the first quarter of 2022 and may continue in 2022 and thereafter. As widespread vaccine distribution continues and operational restrictions have been removed, we have seen economic recovery in some of the market segments in which we operate, as shown in our Summary Operating Results. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2022, variable rate borrowings represented approximately 3% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31, 2022
	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Fixed-rate	$—	$1,250	$1,800	$2,725	$1,650	$4,025	$11,450	$11,301
Average interest rate	N/A	6.0%	5.5%	5.6%	5.2%	4.9%	5.3%
Variable rate	$—	$—	$391	$—	$—	$—	$391	$391
Average interest rate	N/A	N/A	3.0%	N/A	N/A	N/A	3.0%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of March 31, 2022, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, our ability to reduce expenses and otherwise maintain our liquidity position during the pandemic, our ability to generate significant cash flow, execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, the closing of The Cosmopolitan of Las Vegas transaction, The Mirage transaction, and the LeoVegas transaction, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•The Cosmopolitan of Las Vegas transaction, The Mirage transaction, and the LeoVegas transaction each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;
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
•financial, operational, regulatory or other potential challenges that may arise with respect to landlords under our master leases may adversely impair our operations;
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
•the ability of the Macau government to terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise a further extension of the subconcession on or prior to December 31, 2022; and
•the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 8 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
January 1, 2022 — January 31, 2022	6,588,067	$43.11	6,588,067	$966,244
February 1, 2022 — February 28, 2022	8,977,218	$44.37	8,977,218	$567,895
March 1, 2022 — March 31, 2022	7,780,700	$41.08	7,780,700	$2,248,293

The Company's Board of Directors authorized a $2.0 billion stock repurchase program in March 2022 and a $3.0 billion stock repurchase program in February 2020. Under the stock repurchase programs, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended March 31, 2022 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.        Exhibits

10.1	Amendment Letter to the 2019 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.2	Amendment Letter to the 2020 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.3	Second Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of February 22, 2022.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: May 2, 2022	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2022		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)