Form 10-Q
period 2022-06-30
MGM Resorts International
filed 2022-08-03
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, $0.01 par value	393,102,147 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$5,784,173	$4,703,059
Restricted cash	—	500,000
Accounts receivable, net	668,919	583,915
Inventories	115,100	96,374
Income tax receivable	232,621	273,862
Prepaid expenses and other	337,701	258,972
Assets held for sale	2,028,267	—
Total current assets	9,166,781	6,416,182

Property and equipment, net	5,027,668	14,435,493

Other assets
Investments in and advances to unconsolidated affiliates	155,600	967,044
Goodwill	4,705,842	3,480,997
Other intangible assets, net	3,598,127	3,616,385
Operating lease right-of-use assets, net	24,773,652	11,492,805
Other long-term assets, net	1,004,468	490,210
Total other assets	34,237,689	20,047,441
	$48,432,138	$40,899,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$359,258	$263,097
Construction payable	21,029	23,099
Current portion of long-term debt	1,250,000	1,000,000
Accrued interest on long-term debt	82,214	172,624
Other accrued liabilities	1,874,659	1,983,444
Liabilities related to assets held for sale	1,957,420	—
Total current liabilities	5,544,580	3,442,264

Deferred income taxes, net	2,983,457	2,439,364
Long-term debt, net	7,107,155	11,770,797
Operating lease liabilities	25,135,947	11,802,464
Other long-term obligations	320,407	319,914
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	142,909	147,547
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 398,418,158 and 453,803,759 shares	3,984	4,538
Capital in excess of par value	—	1,750,135
Retained earnings	5,746,532	4,340,588
Accumulated other comprehensive loss	(16,942)	(24,616)
Total MGM Resorts International stockholders’ equity	5,733,574	6,070,645
Noncontrolling interests	1,464,109	4,906,121
Total stockholders’ equity	7,197,683	10,976,766
	$48,432,138	$40,899,116
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Casino	$1,357,134	$1,336,124	$2,778,044	$2,434,757
Rooms	774,732	365,028	1,331,805	563,447
Food and beverage	677,756	302,666	1,170,610	460,078
Entertainment, retail and other	445,342	189,011	816,908	324,233
Reimbursed costs	9,924	75,133	21,830	133,194
	3,264,888	2,267,962	6,119,197	3,915,709
Expenses
Casino	622,166	616,903	1,296,531	1,168,808
Rooms	232,429	137,287	428,542	241,500
Food and beverage	480,121	214,159	848,783	349,386
Entertainment, retail and other	265,184	102,170	483,933	180,551
Reimbursed costs	9,924	75,133	21,830	133,194
General and administrative	1,028,765	590,209	1,805,602	1,136,616
Corporate expense	119,610	96,870	230,851	174,907
Preopening and start-up expenses	542	90	976	95
Property transactions, net	(19,395)	(28,906)	35,343	(2,835)
Gain on REIT transactions, net	(2,277,747)	—	(2,277,747)	—
Depreciation and amortization	366,255	283,625	654,893	574,176
	827,854	2,087,540	3,529,537	3,956,398
Income (loss) from unconsolidated affiliates	(55,583)	83,338	(102,421)	57,759
Operating income	2,381,451	263,760	2,487,239	17,070
Non-operating income (expense)
Interest expense, net of amounts capitalized	(136,559)	(202,772)	(332,650)	(398,067)
Non-operating items from unconsolidated affiliates	(6,120)	(23,216)	(21,253)	(44,052)
Other, net	(43,308)	87,358	(9,006)	119,543
	(185,987)	(138,630)	(362,909)	(322,576)
Income (loss) before income taxes	2,195,464	125,130	2,124,330	(305,506)
Benefit (provision) for income taxes	(572,839)	(34,826)	(536,498)	59,872
Net income (loss)	1,622,625	90,304	1,587,832	(245,634)
Less: Net loss attributable to noncontrolling interests	161,312	14,449	178,089	18,558
Net income (loss) attributable to MGM Resorts International	$1,783,937	$104,753	$1,765,921	$(227,076)
Earnings (loss) per share
Basic	$4.24	$0.14	$4.06	$(0.56)
Diluted	$4.20	$0.14	$4.02	$(0.56)
Weighted average common shares outstanding
Basic	417,393	489,459	430,084	491,785
Diluted	421,303	495,302	434,336	491,785
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,622,625	$90,304	$1,587,832	$(245,634)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,828)	5,811	(27,794)	(7,211)
Unrealized gain on cash flow hedges	1,661	2,090	37,692	17,388
Other comprehensive income (loss)	(8,167)	7,901	9,898	10,177
Comprehensive income (loss)	1,614,458	98,205	1,597,730	(235,457)
Less: Comprehensive loss attributable to noncontrolling interests	163,460	10,213	164,781	11,792
Comprehensive income (loss) attributable to MGM Resorts International	$1,777,918	$108,418	$1,762,511	$(223,665)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,587,832	$(245,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	654,893	574,176
Amortization of debt discounts, premiums and issuance costs	18,271	19,938
Loss on early retirement of debt	—	37
Provision for credit losses	292	3,724
Stock-based compensation	38,723	27,407
Property transactions, net	35,343	(2,835)
Gain on REIT transactions, net	(2,277,747)	—
Noncash lease expense	168,022	88,029
Other investment losses (gains)	7,974	(86,183)
Loss (income) from unconsolidated affiliates	123,674	(13,707)
Distributions from unconsolidated affiliates	34,830	49,625
Deferred income taxes	542,642	(68,821)
Change in operating assets and liabilities:
Accounts receivable	(48,176)	(138,153)
Inventories	(13,419)	9,267
Income taxes receivable and payable, net	35,757	17,222
Prepaid expenses and other	30,814	(11,835)
Accounts payable and accrued liabilities	(13,969)	187,500
Other	6,957	(41,341)
Net cash provided by operating activities	932,713	368,416
Cash flows from investing activities
Capital expenditures	(236,844)	(183,392)
Dispositions of property and equipment	8,980	9,370
Investments in unconsolidated affiliates	(167,181)	(101,845)
Proceeds from real estate transactions	4,373,820	—
Acquisitions, net of cash acquired	(1,597,739)	—
Distributions from unconsolidated affiliates	925	803
Investments and other	(155,280)	1,342
Net cash provided by (used in) investing activities	2,226,681	(273,722)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	837,662	(551,600)
Issuance of long-term debt	—	749,775
Retirement of senior notes	(1,000,000)	—
Debt issuance costs	(1,367)	(11,346)
Issuance of MGM Growth Properties Class A shares, net	—	792,569
Dividends paid to common shareholders	(2,111)	(2,457)
Distributions to noncontrolling interest owners	(206,254)	(155,576)
Purchases of common stock	(2,116,055)	(339,661)
Other	(51,306)	(51,718)
Net cash provided by (used in) financing activities	(2,539,431)	429,986
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,617)	(85)
Change in cash and cash equivalents classified as assets held for sale	(37,232)	—
Cash, cash equivalents, and restricted cash
Net change for the period	581,114	524,595
Balance, beginning of period	5,203,059	5,101,637
Balance, end of period	$5,784,173	$5,626,232
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$329,621	$347,551
Federal, state and foreign income taxes paid (refunds received), net	(32,736)	1,898
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2022	430,562	$4,306	$761,559	$4,321,482	$(22,007)	$5,065,340	$4,814,284	$9,879,624
Net income (loss)	—	—	—	1,783,937	—	1,783,937	(163,596)	1,620,341
Currency translation adjustment	—	—	—	—	(6,709)	(6,709)	(3,119)	(9,828)
Cash flow hedges	—	—	—	—	690	690	971	1,661
Stock-based compensation	—	—	12,075	—	—	12,075	3,304	15,379
Issuance of common stock pursuant to stock-based compensation awards	225	2	(5,406)	—	—	(5,404)	—	(5,404)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,448)	(2,448)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,021)	—	(1,021)	—	(1,021)
Repurchases of common stock	(32,369)	(324)	(755,893)	(357,866)	—	(1,114,083)	—	(1,114,083)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(12,412)	—	—	(12,412)	—	(12,412)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	77	—	—	77	(577)	(500)
Balances, June 30, 2022	398,418	$3,984	$—	$5,746,532	$(16,942)	$5,733,574	$1,464,109	$7,197,683

Balances, January 1, 2022	453,804	$4,538	$1,750,135	$4,340,588	$(24,616)	$6,070,645	$4,906,121	$10,976,766
Net income (loss)	—	—	—	1,765,921	—	1,765,921	(182,642)	1,583,279
Currency translation adjustment	—	—	—	—	(16,893)	(16,893)	(10,901)	(27,794)
Cash flow hedges	—	—	—	—	13,483	13,483	24,209	37,692
Stock-based compensation	—	—	34,456	—	—	34,456	4,267	38,723
Issuance of common stock pursuant to stock-based compensation awards	329	3	(7,718)	—	—	(7,715)	—	(7,715)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(91,289)	(91,289)
Dividends declared and paid to common shareholders ($0.005 per share)	—	—	—	(2,111)	—	(2,111)	—	(2,111)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(55,715)	(557)	(1,757,632)	(357,866)	—	(2,116,055)	—	(2,116,055)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(21,398)	—	—	(21,398)	—	(21,398)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	216	—	—	216	(1,132)	(916)
Balances, June 30, 2022	398,418	$3,984	$—	$5,746,532	$(16,942)	$5,733,574	$1,464,109	$7,197,683

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2021	491,874	$4,919	$3,569,186	$2,757,941	$(25,218)	$6,306,828	$4,925,691	$11,232,519
Net income (loss)	—	—	—	104,753	—	104,753	(16,953)	87,800
Currency translation adjustment	—	—	—	—	3,233	3,233	2,578	5,811
Cash flow hedges	—	—	—	—	432	432	1,658	2,090
Stock-based compensation	—	—	9,684	—	—	9,684	1,174	10,858
Issuance of common stock pursuant to stock-based compensation awards	238	2	(2,316)	—	—	(2,314)	—	(2,314)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,290)	(3,290)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,220)	—	(1,220)	—	(1,220)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(80,673)	(80,673)
Repurchases of common stock	(5,582)	(56)	(220,336)	—	—	(220,392)	—	(220,392)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(37,011)	—	—	(37,011)	—	(37,011)
MGP Class A share issuances	—	—	16,752	—	371	17,123	94,387	111,510
Other	—	—	(944)	—	9	(935)	(631)	(1,566)
Balances, June 30, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122

Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net loss	—	—	—	(227,076)	—	(227,076)	(23,207)	(250,283)
Currency translation adjustment	—	—	—	—	(4,120)	(4,120)	(3,091)	(7,211)
Cash flow hedges	—	—	—	—	7,531	7,531	9,857	17,388
Stock-based compensation	—	—	25,187	—	—	25,187	2,220	27,407
Issuance of common stock pursuant to stock-based compensation awards	944	9	(11,667)	—	—	(11,658)	—	(11,658)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(82,297)	(82,297)
Dividends declared and paid to common shareholders ($0.005 per share)	—	—	—	(2,457)	—	(2,457)	—	(2,457)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(80,673)	(80,673)
Repurchases of common stock	(8,732)	(87)	(339,574)	—	—	(339,661)	—	(339,661)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(46,439)	—	—	(46,439)	—	(46,439)
MGP Class A share issuances	—	—	99,894	—	3,239	103,133	656,131	759,264
Redemption of Operating Partnership units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(3,171)	—	(2,473)	(5,644)	(2,694)	(8,338)
Balances, June 30, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, operates casino resorts.

As of June 30, 2022, the Company operates the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica in Tunica. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM, and the Company owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of the Las Vegas Strip, and Fallen Oak golf course in Saucier, Mississippi. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, as further discussed in Note 9.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

Prior to the closing of the VICI Transaction (defined below), MGM Growth Properties LLC (“MGP”) was a consolidated subsidiary of the Company. Substantially all of its assets were owned by and substantially all of its operations were conducted through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”). MGP had two classes of common shares: Class A shares and a single Class B share. The Company owned MGP’s Class B share, through which it held a controlling interest in MGP as it was entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. The Company and MGP each held Operating Partnership units representing limited partner interests in the Operating Partnership. Immediately prior to the VICI Transaction, the Company owned 41.5% of the Operating Partnership units, and MGP held the remaining 58.5% ownership interest in the Operating Partnership.

Additionally, the Company had leased the real estate assets of certain of its domestic properties from the Operating Partnership, as further discussed in Note 14, and the real estate assets of Mandalay Bay and MGM Grand Las Vegas from a venture that was 50.1% owned by a subsidiary of the Operating Partnership and 49.9% by a subsidiary of Blackstone Real Estate Investment Trust, Inc. (“BREIT”, such venture, the “VICI BREIT Venture”).

VICI Transaction. On April 29, 2022, the Company completed a series of transactions with VICI Properties, Inc. (“VICI”) and MGP whereby VICI acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”), with the Company retaining an approximate 1% ownership interest in VICI Properties OP LLC (“VICI OP”). MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Refer to Note 3 for further discussion of the transactions. In connection with the VICI Transaction, the Company entered into an amended and restated master lease with VICI. Refer to Note 9 for further discussion of the lease.

The Cosmopolitan acquisition. On May 17, 2022, the Company acquired the operations of The Cosmopolitan. Additionally, the Company entered into a lease agreement for the real estate assets of The Cosmopolitan. Refer to Note 3 for additional information on this acquisition and Note 9 for further discussion of the lease.

The Mirage transaction. On December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. (“Hard Rock”). Upon closing, the master lease between the Company and VICI will be amended and restated. Refer to Note 3 for additional information on this disposition.

LeoVegas transaction. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas AB (publ) (“LeoVegas”) to tender 100% of the shares of LeoVegas at a price of SEK 61 in cash per share, equivalent to a total tender offer value of approximately SEK 6.0 billion (approximately $583 million, based on exchange rates at June 30, 2022). The transaction is expected to close in the third quarter of 2022, subject to certain regulatory approvals, the receipt of valid tenders of more than 90% of LeoVegas’ shares, and customary closing conditions. During the three months ended June 30, 2022, the Company purchased shares of LeoVegas in the open market and, as of June 30, 2022, has a 23% ownership interest.

Gold Strike Tunica transaction. On June 9, 2022, the Company entered into an agreement to sell the operations of Gold Strike Tunica to Cherokee Nation Entertainment Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business. Upon closing, the master lease between the Company and VICI will be amended and restated. Refer to Note 3 for additional information on this disposition.

MGM Grand Paradise existing gaming subconcession and new gaming law. Gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. ("SJMSA," formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. Pursuant to the then-existing Macau gaming law, upon reaching the maximum duration foreseen in the law (up to a maximum term of 20 years), the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. In 2019, MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. On June 23, 2022, MGM Grand Paradise entered into an addendum to its subconcession pursuant to which its gaming subconcession was extended to December 31, 2022 (refer to Note 6 for additional considerations relating to the gaming subconcession). In connection with the extension, MGM Grand Paradise paid the Macau government MOP 47 million (approximately $6 million) and will provide, within three months of the execution of the extension, a bank guarantee to secure the fulfillment of MGM Grand Paradise’s existing commitment of labor liabilities upon expiration of its subconcession (refer to Note 10 for discussion on the guarantee). Additionally, MGM Grand Paradise executed an agreement with the Macau government pursuant to which the casino areas of MGM Cotai and MGM Macau will be reverted, free of charge and without any encumbrances, to the Macau government at the end of the extended subconcession period on December 31, 2022. Management anticipates the gaming assets subject to reversion will be assets used in gaming operations or located in a gaming area, as well as an allocation of square footage for building assets. Upon reversion, MGM Grand Paradise will cease to have the legal ownership of the gaming assets, and, while management is currently evaluating the effect of the reversion, it expects that it will retain use of such assets if it is able to obtain a gaming concession in the forthcoming public tender.

On January 14, 2022, the Macau government disclosed the content of a proposed bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. The new gaming law was approved by the Macau Legislative Assembly on June 21, 2022 and published in the Macau Official Gazette on June 22, 2022. Under the new gaming law, the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain exceptional circumstances. The enactment of the new gaming law precedes the public tender for the awarding of new gaming concessions for which the rules of the public tender were published on July 1, 2022, which outlined the details for the bidding, the qualifications of bidding companies, and the criteria for granting the new gaming concessions. On July 28, 2022, the opening of the public tender was announced with a deadline for the submission of bids of September 14, 2022. MGM China intends to respond proactively and believes it will be in a position to satisfy the relevant requirements relating to the tender process.

Certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s ability to game in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. Management cannot provide any assurance that it will be able to obtain a gaming concession in the public tender; however, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession when the public tender is held.

BetMGM. The Company owns 50% of BetMGM, LLC (“BetMGM”), which provides online sports betting and iGaming in certain jurisdictions in North America. The other 50% of BetMGM is owned by Entain plc.

Reportable segments. The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 13 for additional information about the Company’s segments.

Impact of COVID-19 - Update. As of June 30, 2022, all of the Company’s domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

Macau is currently operating under a “dynamic zero” COVID-19 policy, as is Hong Kong and mainland China. The Company’s properties in Macau were open during the first half of 2022, however, gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards, with most restaurants and bars and certain retail outlets remaining closed. Several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place, including entry bans, visa limitations, COVID-19 testing, and certain quarantine requirements, which have significantly impacted visitation to the Company’s Macau properties. Although gaming operations have resumed, protective and operational measures have had a negative effect on MGM China’s operations. The extent and timing of a closure of the MGM China’s properties, limitations of operations, or whether further travel restrictions to or from Macau will be implemented is uncertain if there is an increase or continued spread of COVID-19.

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

Management has determined that the venture that is 5% owned by a subsidiary of the Company and 95% owned by a subsidiary of BREIT, (such venture, the “Bellagio BREIT Venture”), is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture because the Company does not have power to direct the activities that could potentially be significant to the venture as BREIT, as the managing member, has such power; accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $57 million as of June 30, 2022, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of June 30, 2022, as further discussed in Note 10.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company generally accounts for the entity under the equity method, such as BetMGM, which does not qualify for consolidation as the Company has joint control, given the entity is structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entity, as defined in ASC 810. For entities over which the Company does not have significant influence, such as VICI OP, the Company accounts for its equity investment under ASC 321.

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates or equity interests, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 1 inputs when measuring its equity investments recorded at fair value;
•Level 1 and Level 2 inputs for its long-term debt fair value disclosures. See Note 7; and
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in acquisitions. See Note 3.

Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825, such as LeoVegas, and equity investments accounted for under ASC 321, such as VICI OP. The fair value of these investments was $571 million and $66 million as of June 30, 2022 and December 31, 2021, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Unrealized gains and losses are recorded in “Other, net” in the statements of operations. For the three and six months ended June 30, 2022, the Company recorded a net unrealized loss of $23 million and $8 million, respectively. For each of the three and six months ended June 30, 2021, the Company recorded a net unrealized gain of $86 million.

Restricted cash. Restricted cash reflects cash held in an escrow account related to the reverse termination fee that was contractually required to be prefunded for The Cosmopolitan acquisition and is reflected as “Restricted Cash” on the consolidated balance sheets as of December 31, 2021. “Restricted Cash” and “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2021.

Accounts receivable. As of June 30, 2022 and December 31, 2021, the loss reserve on accounts receivable was $113 million and $128 million, respectively.

Revenue recognition. Contract and Contract-Related Liabilities. There may be a difference between the timing of cash receipts from the customer and the recognition of revenue, resulting in a contract or contract-related liability. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) loyalty program obligations, which represents the deferred allocation of revenue relating to loyalty program incentives earned, and (3) customer advances and other, which is primarily funds deposited by customers before gaming play occurs (“casino front money”) and advance payments on goods and services yet to be provided, such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Other accrued liabilities” on the consolidated balance sheets.

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2022	2021	2022	2021	2022	2021
	(In thousands)
Balance at January 1	$176,219	$212,671	$144,465	$139,756	$640,001	$382,287
Balance at June 30	165,564	144,975	160,752	136,659	704,404	513,971
Increase / (decrease)	$(10,655)	$(67,696)	$16,287	$(3,097)	$64,403	$131,684

The June 30, 2022 balances exclude liabilities related to assets held for sale. See Note 3.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 13.

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

The Company classifies a lease with terms greater than twelve months as either operating or finance. At commencement date, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The initial measurement of the operating lease ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, such as for the Company’s triple-net operating leases for which the lessor has provided its implicit rate or provided the assumptions required for the Company to readily determine the rate implicit in the lease, the Company uses the rate implicit in the lease to discount lease payments to present value. However, for most of the Company’s leases, such as its ground subleases and equipment leases, the Company cannot readily determine the implicit rate. Accordingly, the Company uses its incremental borrowing rate to discount the lease payments for such leases based on the information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating leases each contain renewal periods at the Company’s option, each of which are not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Refer to Note 9 for discussion of leases under which the Company is a lessee. Refer to Note 14 for discussion of the master lease with MGP.

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. During the three and six months ended June 30, 2022, lease revenues from third-party tenants include $19 million and $33 million recorded within food and beverage revenue, respectively, and $29 million and $55 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. During the three and six months ended June 30, 2021, lease revenues from third-party tenants include $11 million and $16 million recorded within food and beverage revenue, respectively, and $20 million and $36 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase programs are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

The Cosmopolitan acquisition. On May 17, 2022, the Company acquired 100% of the equity interests in the entities that own the operations of The Cosmopolitan for cash consideration of $1.625 billion plus working capital adjustments for a total purchase price of approximately $1.7 billion. The acquisition expands the Company’s customer base and provides a greater depth of choices and experiences for guests in Las Vegas.

The Company recognized 100% of the acquired assets and assumed liabilities at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. As the transaction was recently consummated on May 17, 2022, the allocation of fair value for substantially all of the assets and liabilities is preliminary as of June 30, 2022, and may be adjusted up to one year after the acquisition.

The following table sets forth the preliminary purchase price allocation (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$80,670
Receivables and other current assets	98,006
Property and equipment	122,419
Trademarks	130,000
Customer lists	95,000
Goodwill	1,284,309
Operating lease right-of-use-assets, net	3,404,894
Other long-term assets	23,709
Accounts payable, accrued liabilities, and other current liabilities	(145,350)
Operating lease liabilities	(3,401,815)
Other long-term liabilities	(1,570)
$1,690,272

The estimated fair values of the intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The identified intangible assets include trademarks, which is an indefinite-lived intangible asset, and customer lists, which is amortized over its estimated useful life of seven years. Goodwill, which is deductible for tax purposes, is primarily attributable to the profitability of The Cosmopolitan in excess of identifiable assets as well as expected synergies. All of the goodwill was assigned to the Company’s Las Vegas Strip Resorts segment.

The operating results for The Cosmopolitan are included in the accompanying consolidated statements of operations from the date of acquisition. The Cosmopolitan’s net revenue for the period from May 17, 2022 through June 30, 2022 was $151 million and operating income and net income were $18 million and $18 million, respectively.

CityCenter acquisition. On September 27, 2021, the Company acquired Infinity World’s 50% ownership interest in CityCenter for cash consideration of $2.125 billion. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. Through the acquisition, the Company obtained 100% of the equity interests and therefore consolidated CityCenter as of September 27, 2021. The fair value of the equity interests of CityCenter was determined by the transaction price and equaled $4.25 billion.

On September 28, 2021, the Company sold the real estate assets of Aria (including Vdara) for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. The Company classified the real estate assets as held for sale as of the acquisition date and accordingly measured the real estate assets at fair value less costs to sell, as reflected in the table below. See Note 9 for discussion of the lease.

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
$4,250,000

The fair value of the acquired indefinite-lived trademarks was determined using methodologies under the relief from royalty method based on significant inputs that were not observable. The goodwill is primarily attributable to the profitability of CityCenter in excess of identifiable assets, of which approximately 50% of the goodwill is deductible for income tax purposes. All of the goodwill was assigned to the Company’s Las Vegas Strip Resorts segment.

Unaudited pro forma information - CityCenter and The Cosmopolitan acquisitions. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest of CityCenter had occurred as of January 1, 2020 and the acquisition of The Cosmopolitan had occurred as of January 1, 2021. The pro forma information excludes the gain on consolidation of CityCenter and does not reflect transactions that occurred subsequent to acquisition, such as the Aria real estate sale-leaseback transaction or the repayment of CityCenter’s assumed debt. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of the indicated date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net revenues	$3,422,277	$2,685,073	$6,542,015	$4,554,236
Net income (loss) attributable to MGM Resorts International	1,781,930	167,176	1,780,076	(188,776)

VICI Transaction. On April 29, 2022, VICI acquired MGP in a stock-for-stock transaction. MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of VICI OP in exchange for each Operating Partnership unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP that had a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Further, the Company entered into an amended and restated master lease with VICI as discussed in Note 9. The lease between the Company and VICI BREIT Venture for the real estate assets of Mandalay Bay and MGM Grand Las Vegas remained unchanged.

In connection with the transactions, the Company recognized a $2.3 billion gain recorded within “Gain on REIT transactions, net.” The gain reflects the fair value of consideration received of $4.8 billion plus the carrying amount of noncontrolling interest immediately prior to the transactions of $3.2 billion less the carrying value of the assets and liabilities and accumulated comprehensive income derecognized of $5.7 billion. The major classes of assets and liabilities derecognized are as follows:

(In thousands)
Cash and cash equivalents	$25,387
Income tax receivable	5,486
Prepaid expenses and other	128
Property and equipment, net	9,250,519
Investments in and advances to unconsolidated affiliates	817,901
Operating lease right-of-use assets, net	236,255
Other long-term assets, net	3,991
Total assets	$10,339,667

Accounts payable	$1,136
Accrued interest on long-term debt	68,150
Other accrued liabilities	4,057
Deferred income taxes, net	1,284
Long-term debt, net	4,259,473
Operating lease liabilities	336,689
Total liabilities	$4,670,789

The Mirage. On December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended and restated to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the fourth quarter of 2022, subject to certain closing conditions, including, but not limited to, the receipt of regulatory approvals. The closing condition that the VICI Transaction is consummated or terminated was resolved upon the closing of such transaction and, accordingly, the asset group is classified as held for sale as of June 30, 2022.

Gold Strike Tunica. On June 9, 2022, the Company entered into an agreement to sell the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended and restated to reflect a $40 million reduction in annual cash rent. The transaction is expected to close during the first quarter of 2023, subject to certain closing conditions, including, but not limited to, the receipt of regulatory approvals. The asset group is classified as held for sale as of June 30, 2022.

The Mirage and Gold Strike Tunica are not classified as discontinued operations because the Company concluded that the sales are not a strategic shift that have a major effect on the Company’s operations or its financial results and they do not represent a major geographic segment or product line.

The major classes of assets and liabilities classified as held for sale as of June 30, 2022 are as follows:

	The Mirage	Gold Strike Tunica
	(In thousands)
Assets
Cash and cash equivalents	$17,989	$19,242
Accounts receivable, net	22,386	1,722
Inventories	4,661	950
Prepaid expenses and other	6,680	1,284
Property and equipment, net	25,861	16,481
Goodwill	10,249	40,523
Other intangible assets, net	3,095	5,700
Operating lease right-of-use assets, net	1,329,337	513,670
Other long-term assets, net	7,024	1,413
Assets held for sale	$1,427,282	$600,985

Liabilities
Accounts payable	$10,525	$5,335
Other accrued liabilities	66,421	17,826
Other long-term obligations	8,248	3,508
Operating lease liabilities	1,330,013	515,544
Liabilities related to assets held for sale	$1,415,207	$542,213

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Land	$437,387	$4,082,842
Buildings, building improvements and land improvements	4,363,189	12,236,042
Furniture, fixtures and equipment	4,231,243	5,722,565
Construction in progress	456,394	421,445
	9,488,213	22,462,894
Less: Accumulated depreciation	(4,647,475)	(8,179,310)
Finance lease ROU assets, net	186,930	151,909
	$5,027,668	$14,435,493

NOTE 5 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
VICI BREIT Venture (50.1% owned by the Operating Partnership through April 28, 2022)	$—	$816,756
BetMGM (50%)	27,625	41,060
Other	127,975	109,228
	$155,600	$967,044

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Income (loss) from unconsolidated affiliates	$(55,583)	$83,338	$(102,421)	$57,759
Non-operating items from unconsolidated affiliates	(6,120)	(23,216)	(21,253)	(44,052)
	$(61,703)	$60,122	$(123,674)	$13,707

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
CityCenter	$—	$90,212	$—	$87,380
VICI BREIT Venture	12,116	38,954	51,051	77,917
BetMGM	(71,229)	(45,979)	(163,223)	(105,215)
Other	3,530	151	9,751	(2,323)
	$(55,583)	$83,338	$(102,421)	$57,759

Refer to Note 3 for discussion of the acquisition and consolidation of CityCenter in September 2021 and for discussion of the derecognition of the assets and liabilities of MGP, which included the Operating Partnership’s investment in VICI BREIT Venture, in April 2022.

VICI BREIT Venture distributions. For the three and six months ended June 30, 2022, the Operating Partnership received $8 million and $32 million in distributions, respectively. For the three and six months ended June 30, 2021, the Operating Partnership received $32 million and $47 million in distributions, respectively.

BetMGM contributions. For the three and six months ended June 30, 2022, the Company contributed $25 million and $150 million to BetMGM, respectively. For the three and six months ended June 30, 2021, the Company contributed $25 million and $100 million to BetMGM, respectively.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$4,705,842	$3,480,997

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
MGM Northfield Park and Empire City racing and gaming licenses	280,000	280,000
Trademarks and other	600,443	479,238
Total indefinite-lived intangible assets	978,541	857,336
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,493,309	4,516,532
Less: Accumulated amortization	(2,065,163)	(1,865,219)
	2,428,146	2,651,313
MGM National Harbor and MGM Springfield gaming licenses	106,600	106,600
Less: Accumulated amortization	(29,762)	(26,209)
	76,838	80,391
Other finite-lived intangible assets	159,839	65,207
Less: Accumulated amortization	(45,237)	(37,862)
	114,602	27,345
Total finite-lived intangible assets, net	2,619,586	2,759,049
Total other intangible assets, net	$3,598,127	$3,616,385

Goodwill. A summary of changes in the Company’s goodwill by reportable segment is as follows for the six months ended June 30, 2022 and twelve months ended December 31, 2021:

	2022
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at June 30
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$1,427,790	$1,284,309	$(10,249)	$—	$2,701,850
Regional Operations	701,463	—	(40,523)	—	660,940
MGM China	1,351,744	—	—	(8,692)	1,343,052
	$3,480,997	$1,284,309	$(50,772)	$(8,692)	$4,705,842

	2021
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Goodwill, net by segment:
Las Vegas Strip Resorts	$30,452	$1,397,338	$—	$—	$1,427,790
Regional Operations	701,463	—	—	—	701,463
MGM China	1,359,363	—	—	(7,619)	1,351,744
	$2,091,278	$1,397,338	$—	$(7,619)	$3,480,997

Goodwill was recognized in 2022 related to the acquisition of the operations of The Cosmopolitan, which is included in Las Vegas Strip Resorts. Goodwill related to the Mirage and Gold Strike Tunica, which are included in Las Vegas Strip Resorts and Regional Operations, respectively, were reclassified into assets held for sale in 2022 as further discussed in Note 3. Goodwill was recognized in 2021 related to the acquisition of the 50% ownership interest in CityCenter, which is included in Las Vegas Strip Resorts.

MGM Grand Paradise gaming subconcession. As described in Note 1, the enactment of the new Macau gaming law in June 2022 provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also includes material changes to the rights and obligations provided for under the new gaming concessions to be awarded in the upcoming public tender. As a result, the Company determined that the existing MGM Grand Paradise gaming subconcession and new gaming concession, if obtained, would be two separate units of account.

Further, as the material changes in the legal and regulatory environment could have an adverse effect on the value of MGM Grand Paradise’s gaming subconcession, the Company concluded that a triggering event had occurred under ASC 360 in June 2022 for the MGM China asset group. The Company compared the estimated undiscounted cash flows of the asset group to its carrying value and determined that the undiscounted cash flows significantly exceeded the carrying value and therefore, no impairment was indicated.

Additionally, the Company reassessed the useful life of the existing gaming subconcession intangible asset and determined that, given the new gaming law and the resulting changes described above, the useful life would no longer be based on the initial term of the MGM Cotai land concession, which ends in January 2038, and that the useful life should be revised to align with the cessation of the subconcession rights that will occur at the end of the contractual term of the existing gaming subconcession, which ends on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession will be recognized on a straight-line basis over its reduced useful life.

NOTE 7 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Operating Partnership senior secured credit facility	$—	$50,000
MGM China first revolving credit facility	1,155,848	360,414
7.75% senior notes, due 2022	—	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% Operating Partnership senior notes, due 2024	—	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% Operating Partnership senior notes, due 2025	—	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% Operating Partnership senior notes, due 2026	—	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% Operating Partnership senior notes, due 2027	—	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.5% Operating Partnership senior notes, due 2028	—	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% Operating Partnership senior notes, due 2029	—	750,000
7% debentures, due 2036	552	552
	8,406,400	12,860,966
Less: Premiums, discounts, and unamortized debt issuance costs, net	(49,245)	(90,169)
	8,357,155	12,770,797
Less: Current portion	(1,250,000)	(1,000,000)
	$7,107,155	$11,770,797

Senior secured credit facility. At June 30, 2022, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at June 30, 2022.

MGM China first revolving credit facility. At June 30, 2022, the MGM China first revolving credit facility consisted of a $1.25 billion unsecured revolving credit facility. At June 30, 2022, $1.2 billion was drawn on the MGM China first revolving credit facility and the weighted average interest rate was 3.48%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at June 30, 2022.

MGM China second revolving credit facility. At June 30, 2022, the MGM China second revolving credit facility consisted of a $400 million unsecured revolving credit facility with an option to increase the amount of the facility up to $500 million, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At June 30, 2022, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at June 30, 2022.

Senior notes. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

Operating Partnership senior secured credit facility and Operating Partnership senior notes. In April 2022, the Operating Partnership senior secured credit facility and the senior notes of the Operating Partnership were derecognized in connection with the deconsolidation of MGP as a result of the VICI Transaction. In March 2022, the Operating Partnership terminated its interest rate swap agreements.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $7.5 billion and $13.4 billion at June 30, 2022 and December 31, 2021, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 8 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 26.1% and 25.3% on income before income taxes for the three and six months ended June 30, 2022, respectively, compared to a provision of 27.8% on income before income taxes and a benefit of 19.6% on loss before income taxes for the three and six months ended June 30, 2021.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the three and six months ended June 30, 2022, the Company increased its valuation allowance for Macau deferred tax assets by $90 million primarily as a result of the reassessment of the useful life of the MGM Grand Paradise gaming subconcession, with a corresponding increase to provision for income taxes, and decreased its state deferred tax liabilities by $37 million as a result of the VICI Transaction, with a corresponding decrease to provision for income taxes.

During the six months ended June 30, 2022, the Company reversed $13 million of unrecognized tax benefit upon the resolution of a tax accounting method issue related to its customer loyalty program.

NOTE 9 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also obligates the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria lease, and The

Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of June 30, 2022.

Bellagio lease. The Company leases the real estate assets of Bellagio from the Bellagio BREIT Venture. The Bellagio lease commenced November 15, 2019 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the third lease year that commenced on December 1, 2021 increased to $255 million as a result of the 2% fixed annual escalator.

Mandalay Bay and MGM Grand Las Vegas lease. The Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from VICI BREIT Venture. The Mandalay Bay and MGM Grand Las Vegas lease commenced February 14, 2020 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the third lease year that commenced on March 1, 2022 increased to $304 million as a result of the 2% fixed annual escalator.

Aria lease. The Company leases the real estate assets of Aria (including Vdara) from funds managed by Blackstone. The Aria lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the first lease year that commenced on September 28, 2021 was $215 million.

The VICI lease and ground subleases. The Company leases the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the first lease year that commenced on April 29, 2022 was $860 million.

The Company is required to pay the rent payments under the ground leases of the Borgata, Beau Rivage, and National Harbor through the term of the VICI lease. The ground subleases of Beau Rivage and National Harbor are classified as operating leases and the ground sublease of Borgata is classified as a finance lease.

The Cosmopolitan lease. The Company leases the real estate assets of The Cosmopolitan from a subsidiary of BREIT. The Cosmopolitan lease commenced May 17, 2022 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the first lease year that commenced on May 17, 2022 was $200 million.

MGM China land concessions. MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts with the government of Macau, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively, with a right to renew for further consecutive periods of 10 years, at MGM Grand Paradise’s option. The land leases are classified as operating leases.

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$488,987	$198,963	$760,836	$397,954

Finance lease costs
Interest expense(2)	$1,811	$(396)	$2,704	$(1,052)
Amortization expense	19,493	17,672	39,650	35,486
Total finance lease costs	$21,304	$17,276	$42,354	$34,434
(1)The Bellagio lease is held with a related party, as further discussed in Note 14. Operating lease cost includes $83 million for each of the three months ended June 30, 2022 and 2021 and $166 million for each of the six months ended June 30, 2022 and 2021 related to the Bellagio lease.
(2)For the three and six months ended June 30, 2021, interest expense includes the effect of COVID-19 related rent concessions which was recognized as negative variable rent expense.

	June 30, 2022	December 31, 2021
Supplemental balance sheet information	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$24,773,652	$11,492,805
Operating lease liabilities - current, classified within “Other accrued liabilities”	$46,143	$31,706
Operating lease liabilities - long-term(2)	25,135,947	11,802,464
Total operating lease liabilities	$25,182,090	$11,834,170

Finance leases
Finance lease right-of-use assets, net classified within “Property and equipment, net”	$186,930	$151,909
Finance lease liabilities - current, classified within “Other accrued liabilities”	$73,034	$87,665
Finance lease liabilities - long-term, classified within “Other long-term obligations”	121,758	75,560
Total finance lease liabilities	$194,792	$163,225

Weighted-average remaining lease term (years)
Operating leases	27	29
Finance leases	12	2

Weighted-average discount rate (%)
Operating leases	7	7
Finance leases	5	3
(1)As of June 30, 2022 and December 31, 2021, operating lease right-of-use assets, net included $3.6 billion related to the Bellagio lease.
(2)As of June 30, 2022 and December 31, 2021, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$588,690	$309,321
Operating cash outflows from finance leases	2,686	2,576
Financing cash outflows from finance leases(1)	43,628	35,194

ROU assets obtained in exchange for new lease liabilities
Operating leases	$15,528,718	$1,651
Finance leases	87,840	—
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2022 (excluding the six months ended June 30, 2022)	$882,530	$44,610
2023	1,792,609	72,205
2024	1,822,890	8,752
2025	1,853,797	8,250
2026	1,882,773	7,016
Thereafter	52,805,081	142,179
Total future minimum lease payments	61,039,680	283,012
Less: Amount of lease payments representing interest	(35,857,590)	(88,220)
Present value of future minimum lease payments	25,182,090	194,792
Less: Current portion	(46,143)	(73,034)
Long-term portion of lease liabilities	$25,135,947	$121,758

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At June 30, 2022, $33 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

MGM China bank guarantee. In May 2019, in connection with the extension of the term of its gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in the amount of MOP 820 million (approximately $101 million as of June 30, 2022) to warrant the fulfillment of an existing commitment of labor liabilities upon expiration of the gaming subconcession. In connection with the June 2022 extension of the term of its gaming subconcession to December 31, 2022, MGM Grand Paradise is required to provide, within three months of the execution of such extension, a bank guarantee to the government of Macau in the amount of not less than MOP 880 million (approximately $109 million as of June 30, 2022), which would replace or increase the bank guarantee provided under the previous extension. As of June 30, 2022, the MOP 820 million guarantee was in place and the MOP 880 million guarantee was not yet provided.

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

VICI BREIT Venture shortfall guarantee. The Company provides a shortfall guarantee of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of VICI BREIT Venture, which has an initial term of 12 years, maturing in 2032, with an anticipated repayment date of March 2030. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of Mandalay Bay and MGM Grand Las Vegas, owned by VICI BREIT Venture, and the debt obligation. This guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

NOTE 11 — INCOME PER SHARE OF COMMON STOCK

The table below reconciles basic and diluted income per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$1,783,937	$104,753	$1,765,921	$(227,076)
Adjustment related to redeemable noncontrolling interests	(12,412)	(37,011)	(21,397)	(46,439)
Net income (loss) attributable to common stockholders – basic and diluted	$1,771,525	$67,742	$1,744,524	$(273,515)
Denominator:
Weighted-average common shares outstanding – basic	417,393	489,459	430,084	491,785
Potential dilution from share-based awards	3,910	5,843	4,252	—
Weighted-average common and common equivalent shares – diluted	421,303	495,302	434,336	491,785
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	705	1	599	8,040

NOTE 12 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. On August 3, 2022 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on September 15, 2022 to holders of record on September 9, 2022.

MGM Resorts International stock repurchase program. The Company’s Board of Directors authorized a $2.0 billion stock repurchase program in March 2022 and a $3.0 billion stock repurchase program in February 2020. Under the stock repurchase programs, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

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

During the three months ended June 30, 2022, the Company repurchased approximately 32 million shares of its common stock at an average price of $34.42 per share for an aggregate amount of $1.1 billion. During the six months ended June 30, 2022, the Company repurchased approximately 56 million shares of its common stock at an average price of $37.98 per share for an aggregate amount of $2.1 billion, which included the February 2022 repurchase of 4.5 million shares at a price of $45.00 per share for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. In connection with these repurchases, the February 2020 $3.0 billion stock repurchase program was completed. Repurchased shares were retired. The remaining availability under the March 2022 $2.0 billion stock repurchase program was $1.1 billion as of June 30, 2022.

Subsequent to the quarter ended June 30, 2022, the Company repurchased 5 million shares of its common stock at an average price of $29.32 per share for an aggregate amount of $156 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, April 1, 2022	$(11,091)	$(28,841)	$17,925	$(22,007)
Other comprehensive loss before reclassifications	(9,828)	—	—	(9,828)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	1,661	—	1,661
Other comprehensive income (loss), net of tax	(9,828)	1,661	—	(8,167)
Other changes in accumulated other comprehensive loss:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Changes in accumulated other comprehensive loss	(9,828)	29,812	(17,067)	2,917
Other comprehensive loss (income) attributable to noncontrolling interest	3,119	(971)	—	2,148
Balances, June 30, 2022	$(17,800)	$—	$858	$(16,942)

Balances, January 1, 2022	$(907)	$(41,634)	$17,925	$(24,616)
Other comprehensive income (loss) before reclassifications	(27,794)	30,692	—	2,898
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	7,000	—	7,000
Other comprehensive income (loss), net of tax	(27,794)	37,692	—	9,898
Other changes in accumulated other comprehensive loss:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Changes in accumulated other comprehensive loss	(27,794)	65,843	(17,067)	20,982
Other comprehensive loss (income) attributable to noncontrolling interest	10,901	(24,209)	—	(13,308)
Balances, June 30, 2022	$(17,800)	$—	$858	$(16,942)

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

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara) (upon acquisition in September 2021), Bellagio, The Cosmopolitan (upon acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage, Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$498,524	$353,473	$973,822	$585,567
Rooms	696,008	298,714	1,181,296	443,043
Food and beverage	560,764	215,631	945,040	306,050
Entertainment, retail and other	381,880	136,750	699,910	214,872
	2,137,176	1,004,568	3,800,068	1,549,532
Regional Operations
Casino	734,139	707,864	1,437,818	1,304,519
Rooms	70,912	48,924	127,026	89,503
Food and beverage	106,051	69,149	197,189	119,513
Entertainment, retail and other	48,567	30,345	88,465	54,098
	959,669	856,282	1,850,498	1,567,633
MGM China
Casino	120,948	270,935	352,151	532,539
Rooms	7,812	17,389	23,483	30,902
Food and beverage	10,940	17,886	28,381	34,515
Entertainment, retail and other	3,312	4,421	7,372	9,029
	143,012	310,631	411,387	606,985
Reportable segment net revenues	3,239,857	2,171,481	6,061,953	3,724,150
Corporate and other	25,031	96,481	57,244	191,559
	$3,264,888	$2,267,962	$6,119,197	$3,915,709
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$825,267	$396,805	$1,418,901	$504,924
Regional Operations	339,850	318,348	653,129	560,330
MGM China	(52,091)	8,581	(77,747)	13,356
Reportable segment Adjusted Property EBITDAR	1,113,026	723,734	1,994,283	1,078,610

Other operating income (expense)
Corporate and other, net	(193,292)	(106,977)	(404,145)	(243,968)
Preopening and start-up expenses	(542)	(90)	(976)	(95)
Property transactions, net	19,395	28,906	(35,343)	2,835
Depreciation and amortization	(366,255)	(283,625)	(654,893)	(574,176)
Gain on REIT transactions, net	2,277,747	—	2,277,747	—
Triple-net operating lease and ground lease rent expense	(483,454)	(189,609)	(745,906)	(379,229)
Gain related to sale of Harmon land - unconsolidated affiliate	—	49,755	—	49,755
Income from unconsolidated affiliates related to real estate ventures	14,826	41,666	56,472	83,338
Operating income	2,381,451	263,760	2,487,239	17,070
Non-operating income (expense)
Interest expense, net of amounts capitalized	(136,559)	(202,772)	(332,650)	(398,067)
Non-operating items from unconsolidated affiliates	(6,120)	(23,216)	(21,253)	(44,052)
Other, net	(43,308)	87,358	(9,006)	119,543
	(185,987)	(138,630)	(362,909)	(322,576)
Income (loss) before income taxes	2,195,464	125,130	2,124,330	(305,506)
Benefit (provision) for income taxes	(572,839)	(34,826)	(536,498)	59,872
Net income (loss)	1,622,625	90,304	1,587,832	(245,634)
Less: Net loss attributable to noncontrolling interests	161,312	14,449	178,089	18,558
Net income (loss) attributable to MGM Resorts International	$1,783,937	$104,753	$1,765,921	$(227,076)

NOTE 14 — RELATED PARTY TRANSACTIONS

MGP

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

All intercompany transactions, including transactions under the MGP master lease, were eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares was recognized as noncontrolling interests in the Company’s consolidated financial statements.

In April 2022, the Company completed the VICI Transaction, which resulted in the deconsolidation of MGP, including its investment in the VICI BREIT Venture. Refer to Note 3 for additional information on the VICI Transaction. As part of the transactions, the Company entered into an amended and restated master lease with VICI. Refer to Note 9 for further discussion on the master lease with VICI.

Bellagio BREIT Venture

The Company has a 5% ownership interest in Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 9 for further information related to the Bellagio lease.

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

Impact of COVID-19 - Update

As of June 30, 2022, all of our domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

Macau is currently operating under a “dynamic zero” COVID-19 policy, as is Hong Kong and mainland China. Our properties in Macau were open during the first half of 2022, however, gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards, with most restaurants and bars and certain retail outlets remaining closed. Several travel and entry restrictions in Macau, Hong Kong and mainland China remain in place, including entry bans, visa limitations, COVID-19 testing, and certain quarantine requirements, which have significantly impacted visitation to our Macau properties. Although gaming operations have resumed, protective and operational measures have had a negative effect on MGM China’s operations. The extent and timing of a closure of MGM China’s properties, limitations of operations, or whether further travel restrictions to or from Macau will be implemented is uncertain if there is an increase or continued spread of COVID-19.

Other Developments

In April 2022, we completed the VICI Transaction in a stock-for-stock transaction. In connection with the transaction, VICI OP redeemed the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate 1% ownership interest in VICI OP. MGP’s Class B share that was previously held by us was cancelled. Accordingly, we no longer hold a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. In connection with the VICI Transaction, we entered into an amended and restated master lease with VICI. See Note 3 and Note 9 in the accompanying consolidated financial statements for discussion of the transaction and lease, respectively.

In May 2022, we acquired the operations of The Cosmopolitan for cash consideration of $1.625 billion, plus working capital adjustments for a total purchase price of approximately $1.7 billion. Additionally, we entered into a lease agreement for the real estate assets of The Cosmopolitan. See Note 3 and Note 9 in the accompanying consolidated financial statements for discussion of the transaction and lease, respectively.

In June 2022, the Macau government enacted a new gaming law that provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also includes material changes to the rights and obligations provided for under the new gaming concessions to be awarded in the upcoming public tender, such as limiting the term of concessions to a maximum of 10 years.

As a result, we reassessed the useful life of the MGM Grand Paradise gaming subconcession intangible asset and reduced the useful life to align with the contractual term of the subconcession, which expires on December 31, 2022, thereby accelerating the recognition of amortization within our statements of operations. See Note 1 and Note 6 in the accompanying consolidated financial statements for further discussion.

Certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s ability to game in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. Management cannot provide any assurance that it will be able to obtain a gaming concession in the public tender; however, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession when the public tender is held. For a description of certain risks applicable to MGM Grand Paradise’s subconcession and related matters, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors– Risks Related to Our Macau Operations.”

Pending Transactions

On December 13, 2021, we entered into an agreement to sell the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between us and VICI will be amended and restated to reflect a $90 million reduction in annual cash rent. See Note 3 in the accompanying consolidated financial statements for discussion of the transaction.

On May 2, 2022, we commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares of LeoVegas at a price of SEK 61 in cash per share, equivalent to a total tender offer value of approximately SEK 6.0 billion (approximately $583 million, based on exchange rates at June 30, 2022). See Note 1 in the accompanying consolidated financial statements for discussion of the transaction. During the three months ended June 30, 2022, we acquired equity interests in LeoVegas through the purchase of shares in the open market.

On June 9, 2022, we entered into an agreement to sell the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. Upon closing, the master lease between us and VICI will be amended and restated to reflect a $40 million reduction in annual cash rent. See Note 3 in the accompanying consolidated financial statements for discussion of the transaction.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the six months ended June 30, 2021 as a result of property closures due to the pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Additional key performance indicators at MGM China are:

•Gaming revenue indicators - MGM China utilizes “turnover,” which is the sum of nonnegotiable chip wagers won by MGM China calculated as nonnegotiable chips purchased plus nonnegotiable chips exchanged less nonnegotiable chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM China is typically in the range of 2.6% to 3.3% of turnover however, reduced gaming volumes as a result of the pandemic could cause volatility in MGM China’s hold percentages.

Results of Operations

Summary Operating Results

Certain of our properties or portions thereof were temporarily closed due to COVID-19 during the comparative periods in 2021 as follows:

•Park MGM and Mandalay Bay’s hotel tower operations were closed midweek and full week hotel operations resumed March 3, 2021.
•The Mirage’s hotel tower operations were closed midweek, with the entire property closed midweek starting January 4, 2021, and re-opened on March 3, 2021.
•MGM Springfield’s hotel was closed and partial hotel operations resumed with midweek closures on March 5, 2021. Full hotel operations resumed on December 13, 2021.
•MGM Grand Detroit’s hotel tower operations were closed and resumed on February 9, 2021.

The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net revenues	$3,264,888	$2,267,962	$6,119,197	$3,915,709
Operating income	2,381,451	263,760	2,487,239	17,070
Net income (loss)	1,622,625	90,304	1,587,832	(245,634)
Net income (loss) attributable to MGM Resorts International	1,783,937	104,753	1,765,921	(227,076)

Consolidated net revenues were $3.3 billion for the three months ended June 30, 2022 compared to $2.3 billion in the prior year quarter, an increase of 44%. The current quarter benefited from the inclusion of the net revenues of Aria and The Cosmopolitan as well as from comparative increases in business volume and travel activity at our domestic resorts. At MGM China, the current and prior year quarters were significantly impacted by travel and entry restrictions in Macau with the current quarter being more negatively affected by restrictions related to the increased spread of COVID-19. As a result, net revenues at our Las Vegas Strip Resorts increased 113%, Regional Operations increased 12%, and MGM China decreased 54% compared to the prior year quarter.

Consolidated operating income was $2.4 billion for the three months ended June 30, 2022 compared to $264 million in the prior year quarter. The current quarter benefited from a $2.3 billion gain related to the VICI Transaction and the increase in net revenues, as discussed above, partially offset by an increase in rent expense recorded within general and administrative expense for the Aria, VICI, and The Cosmopolitan leases, which commenced in September 2021, April 2022, and May 2022, respectively, an increase in depreciation and amortization expense, and a decrease in income from unconsolidated affiliates. Depreciation and amortization expense increased $83 million compared to the prior year quarter, due primarily to the change in useful life of the MGM Grand Paradise gaming subconcession and the acquisition of Aria and The Cosmopolitan, partially offset by a decrease resulting from the deconsolidation of MGP in April 2022. Additionally, property transactions, net included a gain of $25 million in the current year quarter and a gain of $29 million in the prior year quarter, each related to a reduction in the estimate of contingent consideration related to the Empire City acquisition.

Consolidated net revenues were $6.1 billion for the six months ended June 30, 2022 compared to $3.9 billion in the prior year period, an increase of 56%. The current year period benefited from the inclusion of Aria and The Cosmopolitan, and was initially negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the first quarter of the current year period, however, business volumes subsequently improved at our domestic resorts with a significant increase over the prior year period, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the pandemic. At MGM China, the current and prior year period were significantly impacted by travel and entry restrictions in Macau with the current year period being more negatively affected by restrictions related to the increasing spread of COVID-19. As a result, net revenues at our Las Vegas Strip Resorts increased 145%, Regional Operations increased 18%, and MGM China decreased 32% compared to the prior year period.

Consolidated operating income was $2.5 billion for the six months ended June 30, 2022 compared to $17 million in the prior year period. The current year period benefited from a $2.3 billion gain related to the VICI Transaction and the increase in net revenues, as discussed above, partially offset by an increase in rent expense recorded within general and administrative expense for the Aria, VICI, and The Cosmopolitan leases, which commenced in September 2021, April 2022, and May 2022, respectively, an increase in depreciation and amortization expense, and a decrease in income from unconsolidated affiliates. Depreciation and amortization expense increased $81 million compared to the prior year period, due primarily to the change in useful life of the MGM Grand Paradise gaming subconcession and the acquisition of Aria and The Cosmopolitan, partially offset by a decrease resulting from the deconsolidation of MGP in April 2022. Additionally, property transactions, net increased $38 million compared to the prior year period primarily related to a $31 million non-cash impairment charge related to land.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts
Casino	$498,524	$353,473	$973,822	$585,567
Rooms	696,008	298,714	1,181,296	443,043
Food and beverage	560,764	215,631	945,040	306,050
Entertainment, retail and other	381,880	136,750	699,910	214,872
	2,137,176	1,004,568	3,800,068	1,549,532
Regional Operations
Casino	734,139	707,864	1,437,818	1,304,519
Rooms	70,912	48,924	127,026	89,503
Food and beverage	106,051	69,149	197,189	119,513
Entertainment, retail and other	48,567	30,345	88,465	54,098
	959,669	856,282	1,850,498	1,567,633
MGM China
Casino	120,948	270,935	352,151	532,539
Rooms	7,812	17,389	23,483	30,902
Food and beverage	10,940	17,886	28,381	34,515
Entertainment, retail and other	3,312	4,421	7,372	9,029
	143,012	310,631	411,387	606,985
Reportable segment net revenues	3,239,857	2,171,481	6,061,953	3,724,150
Corporate and other	25,031	96,481	57,244	191,559
	$3,264,888	$2,267,962	$6,119,197	$3,915,709

Las Vegas Strip Resorts
Las Vegas Strip Resorts casino revenue was $499 million for the three months ended June 30, 2022 compared to $353 million in the prior year quarter, an increase of 41%, due primarily to the inclusion of Aria and The Cosmopolitan, and increases in business volume and travel activity in the current year quarter.
Las Vegas Strip Resorts casino revenue was $974 million for the six months ended June 30, 2022 compared to $586 million in the prior year period, an increase of 66%, due primarily to the inclusion of Aria and The Cosmopolitan and was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the current year period; however, business volumes subsequently improved with a significant increase over the prior year period, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the pandemic.
The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Table Games Drop	$1,429	$777	$2,631	$1,306
Table Games Win	$330	$173	$626	$300
Table Games Win %	23.1%	22.3%	23.8%	23.0%
Slots Handle	$5,344	$3,641	$9,951	$5,941
Slots Win	$498	$351	$925	$563
Slots Win %	9.3%	9.6%	9.3%	9.5%

Las Vegas Strip Resorts rooms revenue was $696 million for the three months ended June 30, 2022 compared to $299 million in the prior year quarter, an increase of 133%. The current year quarter benefited from the inclusion of Aria and The Cosmopolitan and an increase in REVPAR due to an increase in occupancy and ADR as a result of an increase in business volume and travel activity in the current year quarter.

Las Vegas Strip Resorts rooms revenue was $1.2 billion for the six months ended June 30, 2022 compared to $443 million in the prior year period, an increase of 167%. The current year period benefited from the inclusion of Aria and The Cosmopolitan and although operations were initially negatively affected by the omicron variant in the early part of the period, REVPAR increased due to an increase in occupancy and ADR as business volume and travel activity improved in the current year period.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Occupancy(1)	92%	77%	85%	62%
Average daily rate (ADR)	$225	$149	$213	$142
Revenue per available room (REVPAR)(1)	$208	$115	$182	$88
(1)Rooms that were out of service, including midweek closures, during the six months ended June 30, 2021 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $561 million for the three months ended June 30, 2022 compared to $216 million in the prior year quarter, an increase of 160%, and Las Vegas Strip Resorts entertainment, retail and other revenues were $382 million for the three months ended June 30, 2022 compared to $137 million in the prior year quarter, an increase of 179%, due primarily to the inclusion of Aria and The Cosmopolitan and an increase in business volume and travel activity in the current year quarter.

Las Vegas Strip Resorts food and beverage revenue was $945 million for the six months ended June 30, 2022 compared to $306 million in the prior year period, an increase of 209%, and Las Vegas Strip Resorts entertainment, retail and other revenues were $700 million for the six months ended June 30, 2022 compared to $215 million in the prior year period, an increase of 226%, due primarily to the inclusion of Aria and The Cosmopolitan and was initially negatively affected by the omicron variant in the early part of the period; however, business volume and travel activity subsequently improved with a significant increase over the prior year period which was negatively impacted by temporary midweek property and hotel tower closures at certain properties, lower business and travel activity, and operational restrictions related to the pandemic.

Regional Operations

Regional Operations casino revenue was $734 million for the three months ended June 30, 2022 compared to $708 million in the prior year quarter, an increase of 4%, due primarily to table game win increasing 12% over the prior year quarter and slots win increasing 8% over the prior year quarter.

Regional Operations casino revenue was $1.4 billion for the six months ended June 30, 2022 compared to $1.3 billion in the prior year period, an increase of 10%, due primarily to table game win increasing 18% over the prior year period and slots win increasing 14% over the prior year period, respectively, as the prior year period was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Table Games Drop	$1,090	$972	$2,111	$1,791
Table Games Win	$228	$203	$444	$376
Table Games Win %	20.9%	20.9%	21.0%	21.0%
Slots Handle	$7,102	$6,514	$13,764	$11,897
Slots Win	$675	$622	$1,313	$1,149
Slots Win %	9.5%	9.6%	9.5%	9.7%

Regional Operations rooms revenue was $71 million for the three months ended June 30, 2022 compared to $49 million in the prior year quarter, an increase of 45%, due to increased business volume and travel activity over the prior year quarter.

Regional Operations rooms revenue was $127 million for the six months ended June 30, 2022 compared to $90 million in the prior year period, an increase of 42%, due to an increase in business volume and travel activity over the prior year period, which was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

Regional Operations food and beverage revenue was $106 million for the three months ended June 30, 2022 compared to $69 million in the prior year quarter, an increase of 53%, and Regional Operations entertainment, retail and other revenue was $49 million for the three months ended June 30, 2022 compared to $30 million in the prior year quarter, an increase of 60%, due primarily to increased business volume compared to the prior quarter.

Regional Operations food and beverage revenue was $197 million for the six months ended June 30, 2022 compared to $120 million in the prior year period, an increase of 65% and Regional Operations entertainment, retail and other revenue was $88 million for the six months ended June 30, 2022 compared to $54 million in the prior year period, an increase of 64%, due primarily to increased business volume and the prior year period being negatively affected by operational restrictions related to pandemic.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
VIP Table Games Turnover	$684	$2,590	$1,647	$4,963
VIP Table Games Win	$24	$71	$47	$149
VIP Table Games Win %	3.5%	2.7%	2.8%	3.0%
Main Floor Table Games Drop	$425	$1,258	$1,522	$2,302
Main Floor Table Games Win	$105	$252	$345	$482
Main Floor Table Games Win %	24.8%	20.1%	22.6%	21.0%

MGM China net revenues were $143 million for the three months ended June 30, 2022 compared to $311 million in the prior year quarter, a decrease of 54% and $411 million for the six months ended June 30, 2022 compared to $607 million in the prior year period, a decrease of 32%, due to the current and prior year period being significantly impacted by travel and entry restrictions in Macau with the current year period being more negatively affected by restrictions related to the increasing spread of COVID-19.

Corporate and other

Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021). Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $10 million and $75 million for the three months ended June 30, 2022 and 2021, respectively, and $22 million and $133 million for the six months ended June 30, 2022 and 2021, respectively, which decreased for the respective comparative periods due primarily to the termination of the CityCenter management agreement, as discussed above. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 13 in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts	$825,267	$396,805	$1,418,901	$504,924
Regional Operations	339,850	318,348	653,129	560,330
MGM China	(52,091)	8,581	(77,747)	13,356
Corporate and other	(193,292)	(106,977)	(404,145)	(243,968)
Adjusted EBITDAR	$919,734		$1,590,138

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $825 million for the three months ended June 30, 2022 compared to $397 million in the prior year quarter, an increase of 108%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin decreased to 38.6% for the three months ended June 30, 2022 compared to 39.5% in the prior year quarter due to an increase in contribution from lower margin non-gaming outlets and venues compared to the prior year quarter.

Las Vegas Strip Resorts Adjusted Property EBITDAR was $1.4 billion for the six months ended June 30, 2022 compared to $505 million in the prior year period, an increase of 181%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 37.3% for the six months ended June 30, 2022 compared to 32.6% in the prior year period as the current year period benefited from the increase in revenues and the realized benefits of cost savings initiatives, partially offset by an increase in contribution from lower-margin non-gaming outlets and venues primarily in the second quarter of the current year period.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $340 million for the three months ended June 30, 2022 compared to $318 million in the prior year quarter, an increase of 7%. Regional Operations Adjusted Property EBITDAR margin decreased to 35.4% for the three months ended June 30, 2022 compared to 37.2% in the prior year quarter due primarily to an increase in contribution from lower margin non-gaming outlets and venues.

Regional Operations Adjusted Property EBITDAR was $653 million for the six months ended June 30, 2022 compared to $560 million in the prior year period, an increase of 17%. Regional Operations Adjusted Property EBITDAR margin decreased to 35.3% for the six months ended June 30, 2022 compared to 35.7% in the prior year period due primarily to an increase in contribution from lower margin non-gaming outlets and venues.

MGM China

MGM China Adjusted Property EBITDAR was a loss of $52 million for the three months ended June 30, 2022 compared to Adjusted Property EBITDAR of $9 million in the prior year quarter. The decrease was due primarily to the decrease in revenues, discussed above. License fee expense was $3 million in the current quarter and $5 million in the prior year quarter.

MGM China Adjusted Property EBITDAR was a loss of $78 million for the six months ended June 30, 2022 compared to Adjusted Property EBITDAR of $13 million in the prior year period. The decrease was due primarily to the decrease in revenues, discussed above, and the current year period included an $18 million charge related to litigation reserves. License fee expense was $7 million and $11 million for the six months ended June 30, 2022 and 2021, respectively.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts on a same-store basis for the three and six months ended June 30, 2022 and 2021. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts net revenues	$2,137,176	$1,004,568	$3,800,068	$1,549,532
Acquisitions (1)	(532,840)	—	(844,133)	—
Las Vegas Strip Resorts same-store net revenues	$1,604,336	$1,004,568	$2,955,935	$1,549,532

Las Vegas Strip Resorts Adjusted Property EBITDAR	$825,267	$396,805	$1,418,901	$504,924
Acquisitions (1)	(226,332)	—	(347,552)	—
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$598,935	$396,805	$1,071,349	$504,924
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan and Aria.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
CityCenter	$—	$90,212	$—	$87,380
VICI BREIT Venture	12,116	38,954	51,051	77,917
BetMGM	(71,229)	(45,979)	(163,223)	(105,215)
Other	3,530	151	9,751	(2,323)
	$(55,583)	$83,338	$(102,421)	$57,759

In June 2021, CityCenter closed the sale of its Harmon land, for which we recorded a $50 million gain within our share of operating income from unconsolidated affiliates.

In September 2021, we completed the acquisition of the 50% ownership interest in CityCenter held by Infinity World and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included the Operating Partnership’s investment in VICI BREIT Venture. Accordingly, we no longer have an ownership interest in VICI BREIT Venture.

Non-operating Results

Interest Expense

Gross interest expense was $137 million and $203 million for the three months ended June 30, 2022 and 2021, respectively, and $333 million and $399 million for the six months ended June 30, 2022 and 2021, respectively. The decrease from the respective prior year periods is due primarily to a decrease in debt outstanding as a result of the derecognition of the Operating Partnership’s senior notes in connection with the deconsolidation of MGP. See Note 7 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expense, net was $43 million and $9 million for the three and six months ended June 30, 2022, respectively, and other income, net was $87 million and $120 million for the three and six months ended June 30, 2021, respectively. The prior year periods included an $86 million gain on investment which was related primarily to the change in measurement of an equity instrument that previously qualified for the measurement alternative under ASC 321, and which was discontinued upon the equity interest having a readily determinable fair value as a result of becoming exchange-traded.

Income Taxes

Our effective income tax rate was a provision of 26.1% and 25.3% on income before income taxes for the three and six months ended June 30, 2022, respectively, compared to a provision of 27.8% on income before income taxes and a benefit of 19.6% on loss before income taxes for the three and six months ended June 30, 2021, respectively.

The effective rate for the three and six months ended June 30, 2022 was driven primarily by tax expense recorded on the VICI Transaction and was unfavorably impacted by an increase in the valuation allowance for Macau deferred tax assets and by losses in Macau that we could not benefit, partially offset by the favorable impact of a decrease in state deferred tax liabilities as a result of the VICI Transaction.

The effective rate for the three and six months ended June 30, 2021 was unfavorably impacted by losses in Macau that we could not benefit, partially offset by the release of tax reserves in conjunction with the closure of a New Jersey state income tax audit.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, rent expense associated with triple-net operating and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and property transactions, net, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Same-Store Adjusted Property EBITDAR” is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period. Accordingly, we have excluded the Adjusted Property EBITDAR of Aria for periods subsequent to its acquisition on September 27, 2021 and The Cosmopolitan subsequent to its acquisition on May 17, 2022 in Same-Store Adjusted Property EBITDAR for the periods indicated.

Same-Store Adjusted Property EBITDAR is a non-GAAP measure and is presented solely as a supplemental disclosure to reported GAAP measures because management believes this measure is useful in providing meaningful period-to-period comparisons of the results of our operations for operating segments that were consolidated for the full period presented to assist users of the financial statements in reviewing operating performance over time. Same-Store Adjusted Property EBITDAR should not be viewed as a measure of overall operating performance, considered in isolation, or as an alternative to our reportable segment GAAP measure or net income, or as an alternative to any other measure determined in accordance with generally accepted accounting principles, because this measure is not presented on a GAAP basis, and is provided for the limited purposes discussed herein. In addition, Same-Store Adjusted Property EBITDAR may not be defined in the same manner by all companies and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies, and such differences may be material. A reconciliation of our reportable segment Adjusted Property EBITDAR GAAP measure to Same-Store Adjusted Property EBITDAR is included herein.

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, rent expense associated with triple-net operating and ground leases, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, and income from unconsolidated affiliates related to investments in real estate ventures.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense associated with triple-net operating leases and ground leases. Management believes excluding rent expense associated with triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing the Company, as well as comparing the Company’s results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense associated with our triple-net operating and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income (loss) to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,783,937	$104,753	$1,765,921	$(227,076)
Plus: Net loss attributable to noncontrolling interests	(161,312)	(14,449)	(178,089)	(18,558)
Net income (loss)	1,622,625	90,304	1,587,832	(245,634)
Provision (benefit) for income taxes	572,839	34,826	536,498	(59,872)
Income (loss) before income taxes	2,195,464	125,130	2,124,330	(305,506)
Non-operating (income) expense:
Interest expense, net of amounts capitalized	136,559	202,772	332,650	398,067
Non-operating items from unconsolidated affiliates	6,120	23,216	21,253	44,052
Other, net	43,308	(87,358)	9,006	(119,543)
	185,987	138,630	362,909	322,576
Operating income	2,381,451	263,760	2,487,239	17,070
Preopening and start-up expenses	542	90	976	95
Property transactions, net	(19,395)	(28,906)	35,343	(2,835)
Depreciation and amortization	366,255	283,625	654,893	574,176
Gain on REIT transactions, net	(2,277,747)	—	(2,277,747)	—
Triple-net operating lease and ground lease rent expense	483,454	189,609	745,906	379,229
Gain related to sale of Harmon land - unconsolidated affiliate	—	(49,755)	—	(49,755)
Income from unconsolidated affiliates related to real estate ventures	(14,826)	(41,666)	(56,472)	(83,338)
Adjusted EBITDAR	$919,734		$1,590,138

Guarantor Financial Information

As of June 30, 2022, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below. Prior to the VICI Transaction, certain of our guarantor subsidiaries collectively owned Operating Partnership units and each subsidiary accounted for its respective investment under the equity method within the summarized financial information presented below. These subsidiaries also accounted for the MGP master lease as an operating lease, recording operating lease liabilities and operating ROU assets with the related rent expense of guarantor subsidiaries reflected within the summarized financial information. Additionally, assets held for sale and liabilities related to assets held for sale associated with The Mirage and Gold Strike Tunica are included within current assets and other current liabilities, respectively, within the summarized financial information.

	June 30, 2022	December 31, 2021
Balance Sheet	(In thousands)
Current assets	$7,876,968	$5,663,171
Investment in the MGP Operating Partnership	—	2,284,222
MGP master lease right-of-use asset, net	—	6,629,140
Other long-term assets	28,646,512	17,025,933
MGP master lease operating lease liabilities – current	—	154,287
Other current liabilities	5,142,598	2,752,185
Intercompany accounts due to non-guarantor subsidiaries	—	16,697
MGP master lease operating lease liabilities – noncurrent	—	7,083,505
Other long-term liabilities	28,070,878	18,472,138

Six Months Ended June 30, 2022
Income Statement	(In thousands)
Net revenues	$4,808,292
MGP master lease rent expense	429,065
Operating income	3,349,976
Income from continuing operations	1,010,351
Net income	548,314
Net income attributable to MGM Resorts International	548,314

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $933 million in the six months ended June 30, 2022 compared to $368 million in the prior year period. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and Regional Operations discussed within the results of operations section above and refunds received from taxes, partially offset by an increase in triple-net lease rent payments.

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

Cash provided by investing activities was $2.2 billion in the six months ended June 30, 2022 compared to cash used in investing activities of $274 million in the prior year period. In the six months ended June 30, 2022, we received $4.4 billion in net cash proceeds related to the VICI Transaction, which were partially offset by net cash paid of $1.6 billion to acquire The Cosmopolitan, payments of $237 million in capital expenditures, as further discussed below, and contributions of $150 million to our unconsolidated affiliate, BetMGM, LLC (“BetMGM”). In comparison, in the prior year period we made $183 million in capital expenditures, as further discussed below, and contributions of $100 million to BetMGM.

Capital Expenditures

We made capital expenditures of $237 million in the six months ended June 30, 2022, of which $16 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $221 million primarily relate to expenditures in information technology and room remodels.

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

Financing activities. Cash used in financing activities was $2.5 billion in the six months ended June 30, 2022 compared to cash provided by financing activities of $430 million in the prior year period. In the six months ended June 30, 2022, we had net repayments of debt of $162 million, as further discussed below, distributed $206 million to noncontrolling interest owners, and we repurchased $2.1 billion of our common stock. In comparison, in the prior year period, we had net borrowings of debt of $198 million, as further discussed below, received net proceeds of $793 million from the issuance of MGP’s Class A shares, distributed $156 million to noncontrolling interest owners, and we repurchased $340 million of our common stock.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2022, we had net repayments of debt of $162 million, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, net draws of $40 million on the Operating Partnership’s revolving credit facility, and net borrowings of $798 million on MGM China’s first revolving credit facility to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes.

During the six months ended June 30, 2021, we had net borrowings of debt of $198 million, which consisted of MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%, offset by $542 million of net repayments on MGM China’s first revolving credit facility and the Operating Partnership’s repayment of $10 million on its revolving credit facility. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners, and Share Repurchases

During the six months ended June 30, 2022, we repurchased and retired $2.1 billion of our common stock pursuant to our February 2020 $3.0 billion and March 2022 $2.0 billion stock repurchase programs. In connection with those repurchases, the February 2020 $3.0 billion stock repurchase program was completed. The remaining availability under the March 2022 $2.0 billion stock repurchase program was $1.1 billion as of June 30, 2022.

In March and June 2022 and 2021, we paid dividends of $0.0025 per share, totaling $2 million paid during each of the six months ended June 30, 2022 and 2021.

The Operating Partnership paid the following distributions to its partnership unit holders during the six months ended June 30, 2022 and 2021:

•$283 million of distributions paid in 2022, of which we received $117 million and MGP received $166 million, which MGP concurrently paid as a dividend to its Class A shareholders; and
•$268 million of distributions paid in 2021, of which we received $128 million and MGP received $140 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks.

Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments, including the LeoVegas tender offer.

As of June 30, 2022, we had cash and cash equivalents of $5.8 billion, of which MGM China held $886 million. In addition to our cash and cash equivalent balance, we have an approximate 56% interest in MGM China.

At June 30, 2022, we had $8.4 billion in principal amount of indebtedness, including $1.2 billion outstanding under the $1.25 billion MGM China first revolving credit facility. No amounts were drawn on our $1.675 billion revolving credit facility or the $400 million MGM China second revolving credit facility. We have $1.25 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Due to the continued impact of the COVID-19 pandemic, in February 2022, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024.

As of June 30, 2022, our expected cash interest payments over the next twelve months are approximately $255 million to $265 million, excluding MGM China, and approximately $460 million to $470 million on a consolidated basis, which includes MGM China.

We are also required, as of June 30, 2022, to make annual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 9 for discussion of our leases and lease obligations and Note 1 and Note 3 for pending transactions.

We have planned capital expenditures expected over the remainder of the year of approximately $525 million to $535 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and approximately $30 million to $40 million at MGM China, including approximately $11 million of show production costs related to the development of entertainment at the MGM Cotai theater. We additionally have planned contributions to BetMGM over the remainder of the year of approximately $75 million.

We also expect to continue to repurchase shares pursuant to our March 2022 $2.0 billion share repurchase program. Subsequent to the quarter ended June 30, 2022, we repurchased approximately 5 million shares of our common stock at an average price of $29.32 per share for an aggregate amount of $156 million. Repurchased shares were retired.

On August 3, 2022, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on September 15, 2022 to holders of record on September 9, 2022. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic has caused, and is continuing to cause, significant economic disruption both globally and in the United States, and impacted our business, financial condition, results of operations and cash flows since the onset of the pandemic, which continued in the first half of 2022 and may continue in 2022 and thereafter. As widespread vaccine distribution continues and operational restrictions have been removed, we have seen economic recovery in some of the market segments in which we operate, as shown in our Summary Operating Results. However, some areas continue to experience renewed outbreaks and surges in infection rates, resulting in the imposition of operational restrictions, such as the temporary re-closure of our properties in Macau in July 2022 due to an increase in the number of local COVID-19 cases. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including the implementation or extension of new or existing restrictions, which may include the reinstatement of stay-at-home orders in the jurisdictions in which we operate or additional restrictions on travel and/or our business operations. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates since year end, other than discussed below.

Long-lived assets - MGM Grand Paradise gaming subconcession

In connection with the enactment of the new Macau gaming law in June 2022 that provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration and has material changes to the rights and obligation provided for under new gaming concessions to be awarded in the upcoming public tender, we determined that MGM Grand Paradise’s existing gaming subconcession and new gaming concession, if obtained, would be two separate units of account.

Further, as the material changes in the legal and regulatory environment could have an adverse effect on the value of MGM Grand Paradise’s existing gaming subconcession, we concluded that a trigger event had occurred in June 2022 for the MGM China asset group. The gaming subconcession is an entity-wide asset of MGM China as the benefit of the right to conduct gaming provided by the gaming subconcession is shared by each of MGM China’s casino resorts and the cash flows generated by the gaming subconcession cannot be separated from the casino resorts in which gaming operations are conducted. We determined that the real estate is the primary asset of the asset group as the real estate component generates a significant portion of the entity’s cash flows through gaming operations conducted at its casino resorts. Accordingly, cash flows were projected over the remaining useful life of the real estate, including cash flows from gaming operations as we believe we will be successful in obtaining a gaming concession in future public tenders. The estimated undiscounted cash flows of the asset group significantly exceeded the carrying value; accordingly, no impairment was indicated.

There are several estimates inherent in evaluating the gaming subconcession asset for impairment. The determination of the asset group to be tested for recoverability and the primary asset of the asset group are matters of judgment as it is dependent on corporate structure, the legal and regulatory environment in which the entity operates, and the level of interdependency between assets used in revenue generating activities. The determination of the primary asset directly affects the period over which cash flows are forecasted when performing the recoverability test. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of undiscounted cash flows used in the impairment tests are highly judgmental and dependent in large part on expectations of land concession renewals and successfully obtaining a gaming concession in connection with future public tenders.

Additionally, we reassessed the useful life of the existing gaming subconcession intangible asset and, given the new gaming law and the resulting changes described above, we determined that the useful life would no longer be based on the initial term of the MGM Cotai land concession that ends in January 2038, and that the new useful life is consistent with the remaining contractual term of the existing gaming subconcession, which ends on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession will be recognized on a straight-line basis over its reduced useful life, thereby accelerating the recognition of amortization within our statements of operations.

The determination of the unit of account and useful life of the gaming subconcession are based upon facts and circumstances as of a point in time and may change as such conditions develop, evolve, or change. We have determined the unit of account and useful life based upon the final gaming law and its enactment in June 2022 as the enactment reflects the finalization of the changes in legal form and rights and obligations related to gaming concessions in Macau.

Goodwill - MGM Macau

We continue to conclude, as of June 30, 2022, that it is more-likely-than-not that the fair value of MGM Macau continues to exceed its carrying value and, accordingly, an interim quantitative impairment review of goodwill was not triggered. However, management makes significant judgments and estimates as part of these analyses. If MGM Macau continues to face closures, if its operations do not recover from the impacts of COVID-19 in the forecasted time period, if we are not successful in obtaining a gaming concession in connection with future public tenders, or if our obligations under the new gaming concession exceed those forecasted, it could cause carrying values of the reporting unit to exceed its fair value in future periods, potentially resulting in an impairment charge. In addition, the determination of multiples, control premiums, and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions and entity performance.

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

As of June 30, 2022, variable rate borrowings represented approximately 14% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30, 2022
	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Fixed-rate	$—	$1,250	$750	$1,925	$1,150	$2,175	$7,250	$6,321
Average interest rate	N/A	6.0%	5.4%	6.0%	5.4%	5.0%	5.5%
Variable rate	$—	$—	$1,156	$—	$—	$—	$1,156	$1,156
Average interest rate	N/A	N/A	3.5%	N/A	N/A	N/A	3.5%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of June 30, 2022, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding the impact of COVID-19 on our business, expectations regarding the impact of macroeconomic trends on the Company’s business, our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming; the closing of The Mirage, LeoVegas, and Gold Strike Tunica transactions and any benefits expected to be received as a result of those transactions, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments under our triple-net leases and guarantees we provide of the indebtedness of Bellagio BREIT Venture and VICI BREIT Venture could adversely affect our development options and financial results and impact our ability to satisfy our obligations;
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
•The Mirage, LeoVegas, and Gold Strike Tunica transactions each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;
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
•the ability of the Macau government to terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, exercise its redemption right with respect to the subconcession, or refuse to grant MGM Grand Paradise a new concession on or prior to December 31, 2022; and
•the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

In making our assessment of changes in internal controls over financial reporting as of June 30, 2022, we have excluded The Cosmopolitan from our assessment because it was acquired in the second quarter of 2022. The Cosmopolitan represented approximately 11% of our total assets at June 30, 2022 and approximately 5% and 2% of our total revenues for the three and six months ended June 30, 2022, respectively. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 10 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
April 1, 2022 — April 30, 2022	6,237,509	$41.08	6,237,509	$1,992,053
May 1, 2022 — May 31, 2022	13,976,096	$35.12	13,976,096	$1,501,268
June 1, 2022 — June 30, 2022	12,155,277	$30.20	12,155,277	$1,134,204

The Company’s Board of Directors authorized a $2.0 billion stock repurchase program in March 2022 and a $3.0 billion stock repurchase program in February 2020, and, in connection with repurchases made during the six months ended June 30, 2022, the February 2020 $3.0 billion stock repurchase program was completed. Under the stock repurchase programs, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended June 30, 2022 were purchased pursuant to the Company’s publicly announced stock repurchase programs and have been retired.

Item 6.        Exhibits

10.1
Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 29, 2022).

10.2
Tax Protection Agreement, by and among VICI Properties, Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 29, 2022).

10.3*	MGM Resorts International 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2022).

10.4**	Lease by and between Marker LV Propco LLC and Nevada Property 1 LLC, dated as of May 17, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2022).

10.5
Addendum to the Sub-concession Contract, dated June 23, 2022, between SJM Resorts, S.A. and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 24, 2022).

10.6*	First Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of April 27, 2022.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
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

MGM Resorts International
Date: August 3, 2022	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2022		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)