Form 10-Q
period 2022-09-30
MGM Resorts International
filed 2022-11-02
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $0.01 par value	384,020,296 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$5,295,434	$4,703,059
Restricted cash	—	500,000
Accounts receivable, net	709,562	583,915
Inventories	113,323	96,374
Income tax receivable	233,496	273,862
Prepaid expenses and other	406,579	258,972
Assets held for sale	2,024,788	—
Total current assets	8,783,182	6,416,182

Property and equipment, net	5,089,296	14,435,493

Other assets
Investments in and advances to unconsolidated affiliates	185,758	967,044
Goodwill	4,945,188	3,480,997
Other intangible assets, net	2,806,163	3,616,385
Operating lease right-of-use assets, net	24,655,971	11,492,805
Other long-term assets, net	864,664	490,210
Total other assets	33,457,744	20,047,441
	$47,330,222	$40,899,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$403,756	$263,097
Construction payable	20,556	23,099
Current portion of long-term debt	1,351,422	1,000,000
Accrued interest on long-term debt	118,186	172,624
Other accrued liabilities	2,047,544	1,983,444
Liabilities related to assets held for sale	1,954,040	—
Total current liabilities	5,895,504	3,442,264

Deferred income taxes, net	2,847,302	2,439,364
Long-term debt, net	7,209,837	11,770,797
Operating lease liabilities	25,144,876	11,802,464
Other long-term obligations	270,966	319,914
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	137,054	147,547
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 388,760,930 and 453,803,759 shares	3,888	4,538
Capital in excess of par value	—	1,750,135
Retained earnings	4,871,632	4,340,588
Accumulated other comprehensive loss	(33,830)	(24,616)
Total MGM Resorts International stockholders’ equity	4,841,690	6,070,645
Noncontrolling interests	982,993	4,906,121
Total stockholders’ equity	5,824,683	10,976,766
	$47,330,222	$40,899,116
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Casino	$1,407,367	$1,400,337	$4,185,411	$3,835,094
Rooms	827,397	490,460	2,159,202	1,053,907
Food and beverage	722,982	416,478	1,893,592	876,556
Entertainment, retail and other	447,637	315,693	1,264,545	639,926
Reimbursed costs	10,689	84,571	32,519	217,765
	3,416,072	2,707,539	9,535,269	6,623,248
Expenses
Casino	653,601	640,041	1,950,132	1,808,849
Rooms	256,128	160,864	684,670	402,364
Food and beverage	528,966	301,963	1,377,749	651,349
Entertainment, retail and other	271,177	204,742	755,110	385,293
Reimbursed costs	10,689	84,571	32,519	217,765
General and administrative	1,212,474	623,275	3,018,076	1,759,891
Corporate expense	117,264	112,114	348,115	287,021
Preopening and start-up expenses	396	1,547	1,372	1,642
Property transactions, net	(11,639)	3,677	23,704	842
Gain on REIT transactions, net	—	—	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	(1,562,329)	—	(1,562,329)
Depreciation and amortization	1,405,520	279,403	2,060,413	853,579
	4,444,576	849,868	7,974,113	4,806,266
Income (loss) from unconsolidated affiliates	(17,467)	35,111	(119,888)	92,870
Operating income (loss)	(1,045,971)	1,892,782	1,441,268	1,909,852
Non-operating income (expense)
Interest expense, net of amounts capitalized	(125,172)	(200,049)	(457,822)	(598,116)
Non-operating items from unconsolidated affiliates	(995)	(23,421)	(22,248)	(67,473)
Other, net	(14,316)	(49,241)	(23,322)	70,302
	(140,483)	(272,711)	(503,392)	(595,287)
Income (loss) before income taxes	(1,186,454)	1,620,071	937,876	1,314,565
Benefit (provision) for income taxes	125,367	(282,135)	(411,131)	(222,263)
Net income (loss)	(1,061,087)	1,337,936	526,745	1,092,302
Less: Net loss attributable to noncontrolling interests	484,257	12,497	662,346	31,055
Net income (loss) attributable to MGM Resorts International	$(576,830)	$1,350,433	$1,189,091	$1,123,357
Earnings (loss) per share
Basic	$(1.45)	$2.81	$2.81	$2.19
Diluted	$(1.45)	$2.77	$2.79	$2.17
Weighted average common shares outstanding
Basic	393,295	478,405	417,686	487,509
Diluted	393,295	484,215	421,770	493,184
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,061,087)	$1,337,936	$526,745	$1,092,302
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17,563)	(11,956)	(45,357)	(19,167)
Unrealized gain on cash flow hedges	—	7,241	37,692	24,629
Other comprehensive income (loss)	(17,563)	(4,715)	(7,665)	5,462
Comprehensive income (loss)	(1,078,650)	1,333,221	519,080	1,097,764
Less: Comprehensive loss attributable to noncontrolling interests	484,932	13,111	649,713	24,903
Comprehensive income (loss) attributable to MGM Resorts International	$(593,718)	$1,346,332	$1,168,793	$1,122,667
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$526,745	$1,092,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,060,413	853,579
Amortization of debt discounts, premiums and issuance costs	25,404	30,136
Loss on early retirement of debt	—	37
Provision for credit losses	6,827	5,815
Stock-based compensation	46,138	38,688
Property transactions, net	23,704	842
Gain on REIT transactions, net	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	(1,562,329)
Noncash lease expense	303,044	131,586
Other investment losses (gains)	27,562	(38,572)
Loss (income) from unconsolidated affiliates	142,136	(25,397)
Distributions from unconsolidated affiliates	36,131	74,418
Deferred income taxes	371,840	153,464
Change in operating assets and liabilities:
Accounts receivable	(66,556)	(167,622)
Inventories	(12,388)	5,310
Income taxes receivable and payable, net	35,873	44,406
Prepaid expenses and other	(25,403)	(52,155)
Accounts payable and accrued liabilities	92,200	382,122
Other	17,351	(79,925)
Net cash provided by operating activities	1,333,274	886,705
Cash flows from investing activities
Capital expenditures	(456,570)	(322,139)
Dispositions of property and equipment	9,748	10,191
Investments in unconsolidated affiliates	(226,317)	(151,845)
Proceeds from real estate transactions	4,373,820	3,888,431
Acquisitions, net of cash acquired	(1,889,548)	(1,789,604)
Distributions from unconsolidated affiliates	9,864	9,245
Investments and other	(238,361)	32,742
Net cash provided by investing activities	1,582,636	1,677,021
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	937,050	(2,242,487)
Issuance of long-term debt	—	749,775
Retirement of senior notes	(1,000,000)	—
Debt issuance costs	(1,367)	(11,358)
Issuance of MGM Growth Properties Class A shares, net	—	792,851
Dividends paid to common shareholders	(3,091)	(3,638)
Distributions to noncontrolling interest owners	(207,792)	(239,514)
Repurchases of common stock	(2,423,009)	(1,026,194)
Other	(82,355)	(112,862)
Net cash used in financing activities	(2,780,564)	(2,093,427)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(3,315)	(1,103)
Change in cash and cash equivalents classified as assets held for sale	(39,656)	—
Cash, cash equivalents, and restricted cash
Net change for the period	92,375	469,196
Balance, beginning of period	5,203,059	5,101,637
Balance, end of period	$5,295,434	$5,570,833
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$411,701	$508,056
Federal, state and foreign income taxes paid	12,888	34,836
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2022	398,418	$3,984	$—	$5,746,532	$(16,942)	$5,733,574	$1,464,109	$7,197,683
Net loss	—	—	—	(576,830)	—	(576,830)	(486,445)	(1,063,275)
Currency translation adjustment	—	—	—	—	(16,888)	(16,888)	(675)	(17,563)
Stock-based compensation	—	—	6,751	—	—	6,751	664	7,415
Issuance of common stock pursuant to stock-based compensation awards	346	4	(5,005)	—	—	(5,001)	—	(5,001)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,985)	(1,985)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(980)	—	(980)	—	(980)
Repurchases of common stock	(10,003)	(100)	(9,764)	(297,090)	—	(306,954)	—	(306,954)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	8,043	—	—	8,043	—	8,043
Other	—	—	(25)	—	—	(25)	7,325	7,300
Balances, September 30, 2022	388,761	$3,888	$—	$4,871,632	$(33,830)	$4,841,690	$982,993	$5,824,683

Balances, January 1, 2022	453,804	$4,538	$1,750,135	$4,340,588	$(24,616)	$6,070,645	$4,906,121	$10,976,766
Net income (loss)	—	—	—	1,189,091	—	1,189,091	(669,087)	520,004
Currency translation adjustment	—	—	—	—	(33,781)	(33,781)	(11,576)	(45,357)
Cash flow hedges	—	—	—	—	13,483	13,483	24,209	37,692
Stock-based compensation	—	—	41,207	—	—	41,207	4,931	46,138
Issuance of common stock pursuant to stock-based compensation awards	675	7	(12,723)	—	—	(12,716)	—	(12,716)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(93,274)	(93,274)
Dividends declared and paid to common shareholders ($0.0075 per share)	—	—	—	(3,091)	—	(3,091)	—	(3,091)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(65,718)	(657)	(1,767,396)	(654,956)	—	(2,423,009)	—	(2,423,009)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(13,355)	—	—	(13,355)	—	(13,355)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	191	—	—	191	6,193	6,384
Balances, September 30, 2022	388,761	$3,888	$—	$4,871,632	$(33,830)	$4,841,690	$982,993	$5,824,683

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2021	486,530	$4,865	$3,335,015	$2,861,474	$(21,173)	$6,180,181	$4,923,941	$11,104,122
Net income (loss)	—	—	—	1,350,433	—	1,350,433	(15,157)	1,335,276
Currency translation adjustment	—	—	—	—	(6,686)	(6,686)	(5,270)	(11,956)
Cash flow hedges	—	—	—	—	2,585	2,585	4,656	7,241
Stock-based compensation	—	—	10,084	—	—	10,084	1,197	11,281
Issuance of common stock pursuant to stock-based compensation awards	408	4	(6,228)	—	—	(6,224)	—	(6,224)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,266)	(3,266)
Dividends declared and paid to common shareholders ($0.0025 per share)	—	—	—	(1,181)	—	(1,181)	—	(1,181)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(81,459)	(81,459)
Repurchases of common stock	(17,210)	(172)	(686,361)	—	—	(686,533)	—	(686,533)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(7,580)	—	—	(7,580)	—	(7,580)
MGP Class A share issuances	—	—	40	—	1	41	230	271
Other	—	—	(5,166)	—	—	(5,166)	6,151	985
Balances, September 30, 2021	469,728	$4,697	$2,639,804	$4,210,726	$(25,273)	$6,829,954	$4,831,023	$11,660,977

Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net income (loss)	—	—	—	1,123,357	—	1,123,357	(38,364)	1,084,993
Currency translation adjustment	—	—	—	—	(10,806)	(10,806)	(8,361)	(19,167)
Cash flow hedges	—	—	—	—	10,116	10,116	14,513	24,629
Stock-based compensation	—	—	35,271	—	—	35,271	3,417	38,688
Issuance of common stock pursuant to stock-based compensation awards	1,352	13	(17,895)	—	—	(17,882)	—	(17,882)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(166,236)	(166,236)
Dividends declared and paid to common shareholders ($0.0075 per share)	—	—	—	(3,638)	—	(3,638)	—	(3,638)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(81,459)	(81,459)
Repurchases of common stock	(25,942)	(259)	(1,025,935)	—	—	(1,026,194)	—	(1,026,194)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(54,019)	—	—	(54,019)	—	(54,019)
MGP Class A share issuances	—	—	99,934	—	3,240	103,174	656,361	759,535
Redemption of MGP OP units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
Other	—	—	(8,337)	—	(2,473)	(10,810)	3,457	(7,353)
Balances, September 30, 2021	469,728	$4,697	$2,639,804	$4,210,726	$(25,273)	$6,829,954	$4,831,023	$11,660,977

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a Delaware corporation that acts largely as a holding company and, through subsidiaries, operates casino resorts and provides online gaming.

As of September 30, 2022, the Company operates domestic casino resorts, which include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica in Tunica. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM, and the Company owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of the Las Vegas Strip, and Fallen Oak golf course in Saucier, Mississippi. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, as further discussed in Note 9.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming subconcession and land concessions.

The Company also has an approximate 98% controlling interest in LeoVegas AB (“LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America.

MGP and the VICI Transaction. Prior to the closing of the VICI Transaction (defined below), MGM Growth Properties LLC (“MGP”) was a consolidated subsidiary of the Company. Substantially all of its assets were owned by and substantially all of its operations were conducted through MGM Growth Properties Operating Partnership LP ("MGP OP”). MGP had two classes of common shares: Class A shares and a single Class B share. The Company owned MGP’s Class B share, through which it held a controlling interest in MGP as it was entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. The Company and MGP each held MGP OP units representing limited partner interests in MGP OP. Immediately prior to the VICI Transaction, the Company owned 41.5% of MGP OP units, and MGP held the remaining 58.5% ownership interest in MGP OP.

Additionally, the Company had leased the real estate assets of certain of its domestic properties from MGP OP, as further discussed in Note 14, and the real estate assets of Mandalay Bay and MGM Grand Las Vegas from a venture that was 50.1% owned by a subsidiary of MGP OP and 49.9% by a subsidiary of Blackstone Real Estate Investment Trust, Inc. (“BREIT”, such venture, the “VICI BREIT Venture”).

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

LeoVegas acquisition. On September 7, 2022, the Company acquired LeoVegas. Refer to Note 3 for additional information on this acquisition.

The Mirage transaction. On December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. (“Hard Rock”). Refer to Note 3 for additional information on this disposition.

Gold Strike Tunica transaction. On June 9, 2022, the Company entered into an agreement to sell the operations of Gold Strike Tunica to Cherokee Nation Entertainment Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business. Refer to Note 3 for additional information on this disposition.

MGM Grand Paradise existing gaming subconcession and new gaming law. Gaming in Macau is currently administered by the Macau Government through concessions awarded to three different concessionaires and three subconcessionaires. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. ("SJMSA," formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. Pursuant to the then-existing Macau gaming law, upon reaching the maximum duration foreseen in the law (up to a maximum term of 20 years), the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. In 2019, MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. On June 23, 2022, MGM Grand Paradise entered into an addendum to its subconcession pursuant to which its gaming subconcession was extended to December 31, 2022 (refer to Note 6 for additional considerations relating to the gaming subconcession). In connection with the extension, MGM Grand Paradise paid the Macau government MOP 47 million (approximately $6 million) and provided a bank guarantee to secure the fulfillment of MGM Grand Paradise’s existing commitment of labor liabilities upon expiration of its subconcession (refer to Note 10 for discussion on the guarantee). Additionally, MGM Grand Paradise executed an agreement with the Macau government pursuant to which the casino areas of MGM Cotai and MGM Macau will be reverted, free of charge and without any encumbrances, to the Macau government at the end of the extended subconcession period on December 31, 2022. Management anticipates the gaming assets subject to reversion will be assets used in gaming operations, as well as the gaming areas determined in the agreement. Upon reversion, MGM Grand Paradise will cease to have the legal ownership of the gaming assets, and, while management is currently evaluating the effect of the reversion, it expects that it will retain use of such assets if it is able to obtain a gaming concession in the forthcoming public tender.

On January 14, 2022, the Macau government disclosed the content of a proposed bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. The new gaming law was approved by the Macau Legislative Assembly on June 21, 2022 and published in the Macau Official Gazette on June 22, 2022. Under the new gaming law, the existing subconcessions will be discontinued and a maximum of six concessions will be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain exceptional circumstances. The enactment of the new gaming law precedes the public tender for the awarding of new gaming concessions for which the rules of the public tender were published on July 1, 2022, which outlined the details for the bidding, the qualifications of bidding companies, and the criteria for granting the new gaming concessions. On September 14, 2022, MGM Grand Paradise submitted its bid. The awarding of a new concession contract would permit the operation of games of chance or other games in casinos in Macau, commencing on January 1, 2023.

Certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s ability to game in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. Management cannot provide any assurance that it will be able to obtain a gaming concession in the public tender; however, management believes that MGM Grand Paradise will be successful in obtaining a gaming concession.

Reportable segments. The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 13 for additional information about the Company’s segments.

Impact of COVID-19 - Update. As of September 30, 2022, all of the Company’s domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

Macau is currently operating under a “dynamic zero” COVID-19 policy, as is mainland China. The Company’s properties in Macau were open during the first half of 2022, however, gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards. On October 30, 2022, a COVID-19 case was identified as connected to MGM Cotai. All guests and staff were isolated until November 1, 2022 and all gaming, hotel, restaurant, and retail operations were suspended with limited operations expected to resume beginning November 3, 2022. More broadly, electronic applications for individual and group travel visas to Macau resumed on November 1, 2022, however, several travel and entry restrictions in Macau and mainland China remain in place, including COVID-19 testing and certain quarantine requirements, which have significantly impacted visitation to the Company’s Macau properties. Although gaming operations in Macau have resumed and certain restrictions on visa applications have been lifted, protective and operational measures have had a negative effect on MGM China’s operations. The extent and timing of further closures of MGM China’s properties, limitations of operations, or whether further travel restrictions to or from Macau will be implemented is uncertain if there is an increase or continued spread of COVID-19.

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

Management has determined that the venture (the “Bellagio BREIT Venture”) that is 5% owned by a subsidiary of the Company and 95% owned by a subsidiary of BREIT is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company has determined that it is not the primary beneficiary of Bellagio BREIT Venture because the Company does not have power to direct the activities that could potentially be significant to the venture as BREIT, as the managing member, has such power; accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $57 million as of September 30, 2022, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of September 30, 2022, as further discussed in Note 10.

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

Property and equipment. As of September 30, 2022 and December 31, 2021, the Company had accrued $83 million and $36 million, respectively, for purchases of property and equipment within accounts payable.

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

Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825, such as LeoVegas (prior to consolidation), and equity investments accounted for under ASC 321 that have a readily determinable fair value, such as VICI OP. The fair value of these investments was $423 million and $66 million as of September 30, 2022 and December 31, 2021, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Unrealized gains and losses are recorded in “Other, net” in the statements of operations. For the three and nine months ended September 30, 2022, the Company recorded a net unrealized loss on its equity investments of $20 million and $28 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded a net unrealized loss on its equity investments of $48 million and a net unrealized gain on its equity investments of $39 million, respectively.

Restricted cash. Restricted cash reflects cash held in an escrow account related to the reverse termination fee that was contractually required to be prefunded for The Cosmopolitan acquisition and was reflected as “Restricted Cash” on the consolidated balance sheets as of December 31, 2021. “Restricted Cash” and “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2021.

Accounts receivable. As of September 30, 2022 and December 31, 2021, the loss reserve on accounts receivable was $113 million and $128 million, respectively.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2022	2021	2022	2021	2022	2021
	(In thousands)
Balance at January 1	$176,219	$212,671	$144,465	$139,756	$640,001	$382,287
Balance at September 30	156,560	177,066	175,716	142,969	747,505	662,096
Increase / (decrease)	$(19,659)	$(35,605)	$31,251	$3,213	$107,504	$279,809

The September 30, 2022 balances exclude liabilities related to assets held for sale. See Note 3.

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

The Company classifies a lease with terms greater than twelve months as either operating or finance. At commencement, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The initial measurement of ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, such as for the Company’s triple-net operating leases for which the lessor has provided its implicit rate or provided the assumptions required for the Company to readily determine the rate implicit in the lease, the Company uses the rate implicit in the lease to discount lease payments to present value. However, for most of the Company’s leases, such as its ground subleases and equipment leases, the Company cannot readily determine the implicit rate. Accordingly, the Company uses its incremental borrowing rate to discount the lease payments for such leases based on the information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating leases each contain renewal periods at the Company’s option, each of which are not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Refer to Note 9 for discussion of leases under which the Company is a lessee. Refer to Note 14 for discussion of the master lease with MGP.

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and nine months ended September 30, 2022, lease revenues from third-party tenants include $19 million and $52 million recorded within food and beverage revenue, respectively, and $30 million and $85 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and nine months ended September 30, 2021, lease revenues from third-party tenants include $13 million and $29 million recorded within food and beverage revenue, respectively, and $22 million and $58 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase plans are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

LeoVegas acquisition. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares at a price of SEK 61 in cash per share. On September 7, 2022, the Company completed its tender offer and acquired 65% of the outstanding shares of LeoVegas and, at the completion of an extended acceptance period on September 22, 2022, acquired an additional 2% of outstanding shares, for an aggregate cash tender price of $370 million. During the tender offer period, the Company had acquired 31% of outstanding shares in open market purchases that had an acquisition-date fair value of approximately $172 million. As the Company’s previous 31% ownership interest was accounted for at fair value, no gain or loss was recorded upon consolidation. The remaining outstanding shares, with a fair value of approximately $11 million based upon the tender price, will be settled by the Company in cash in connection with squeeze-out proceedings. The acquisition provides the Company an opportunity to create a scaled global online gaming business.

The Company recognized 100% of the assets, liabilities, and noncontrolling interests of LeoVegas at fair value at the date of the acquisition. The fair value of the acquired equity interests of LeoVegas was determined by the tender price and equaled $556 million, inclusive of cash settlement of equity awards. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed, and noncontrolling interests. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. The estimated fair values of the identified intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The intangible assets include trademarks, which is an indefinite-lived intangible asset, and customer lists and technology, which are finite-lived intangibles that are amortized over each of their estimated useful lives of five years. Goodwill is primarily attributable to the profitability of LeoVegas in excess of identifiable assets as well as expected synergies and is not deductible for tax purposes. All of the goodwill was assigned to Corporate and other. The allocation of fair value is preliminary as of September 30, 2022 and is primarily open for the valuation of the acquired intangible assets and for income tax impacts, and may be adjusted up to one year after the acquisition.

The following table sets forth the preliminary purchase price allocation (in thousands):

Cash and cash equivalents	$93,407
Receivables and other current assets	36,872
Technology	126,162
Trademarks	166,356
Customer lists	140,843
Goodwill	238,040
Other long-term assets	19,181
Accounts payable, accrued liabilities, and other current liabilities	(118,302)
Debt	(104,439)
Other long-term liabilities	(39,564)
Noncontrolling interests	(2,861)
$555,695

The operating results for LeoVegas are included in the consolidated statements of operations from the date of acquisition. LeoVegas’s net revenue for the period from September 7, 2022 through September 30, 2022 was $31 million and operating loss and net loss were $3 million and $4 million, respectively.

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

The Company recognized 100% of the acquired assets and assumed liabilities at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. The estimated fair values of the identified intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The intangible assets include trademarks, which is an indefinite-lived intangible asset, and customer lists, which is amortized over its estimated useful life of seven years. Goodwill, which is deductible for tax purposes, is primarily attributable to the profitability of The Cosmopolitan in excess of identifiable assets as well as expected synergies. All of the goodwill was assigned to the Company’s Las Vegas Strip Resorts segment. As of September 30, 2022, the purchase price allocation is preliminary, however, the Company does not expect material changes to the value of the assets acquired or liabilities assumed.

The following table sets forth the preliminary purchase price allocation (in thousands):

Cash and cash equivalents	$80,670
Receivables and other current assets	94,354
Property and equipment	120,912
Trademarks	130,000
Customer lists	95,000
Goodwill	1,289,468
Operating lease right-of-use-assets, net	3,404,894
Other long-term assets	23,709
Accounts payable, accrued liabilities, and other current liabilities	(145,136)
Operating lease liabilities	(3,401,815)
Other long-term liabilities	(1,570)
$1,690,486

The operating results for The Cosmopolitan are included in the consolidated statements of operations from the date of acquisition. The Cosmopolitan’s net revenue for the period from May 17, 2022 through September 30, 2022 was $465 million and operating income and net income were each $57 million.

CityCenter acquisition. On September 27, 2021, the Company acquired Infinity World’s 50% ownership interest in CityCenter for cash consideration of $2.125 billion. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. Through the acquisition, the Company obtained 100% of the equity interests and therefore consolidated CityCenter as of September 27, 2021. The fair value of the equity interests was determined by the transaction price and equaled $4.25 billion. The carrying value of the Company's equity method investment was less than its share of the fair value of CityCenter at the acquisition date, resulting in a net gain of $1.6 billion upon consolidation, which was recognized as "Gain on consolidation of CityCenter, net" on the consolidated statements of operations.

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

The following table sets forth the purchase price allocation (in thousands):

Cash and cash equivalents	$335,396
Receivables and other current assets	106,417
Property and equipment - real estate assets held for sale	3,888,431
Property and equipment	323,093
Trademarks	180,000
Goodwill	1,397,338
Other long-term assets	13,923
Accounts payable, accrued liabilities, and other current liabilities	(201,093)
Debt	(1,729,451)
Other long-term liabilities	(64,054)
$4,250,000

Unaudited pro forma information - CityCenter and The Cosmopolitan acquisitions. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest of CityCenter had occurred as of January 1, 2020 and the acquisition of The Cosmopolitan had occurred as of January 1, 2021. The pro forma information excludes the gain on consolidation of CityCenter and does not reflect transactions that occurred subsequent to acquisition, such as the Aria real estate sale-leaseback transaction or the repayment of CityCenter’s assumed debt. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of the indicated date. Pro forma results of operations for the LeoVegas acquisition have not been included because it is not material to the consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net revenues	$3,416,072	$3,208,590	$9,958,088	$7,762,826
Net income (loss) attributable to MGM Resorts International	(576,830)	226,231	1,203,246	37,454

VICI Transaction. On April 29, 2022, VICI acquired MGP in a stock-for-stock transaction. MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of VICI OP in exchange for each MGP OP unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP that had a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Further, the Company entered into an amended and restated master lease with VICI as discussed in Note 9. The lease between the Company and VICI BREIT Venture for the real estate assets of Mandalay Bay and MGM Grand Las Vegas remained unchanged.

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

The major classes of assets and liabilities derecognized are as follows (in thousands):

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

The Mirage. On December 13, 2021, the Company entered into an agreement to sell the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent. The transaction is expected to close during the fourth quarter of 2022, subject to certain closing conditions, including, but not limited to, the receipt of regulatory approvals. The closing condition that the VICI Transaction is consummated or terminated was resolved upon the closing of such transaction and, accordingly, the asset group is classified as held for sale as of September 30, 2022.

Gold Strike Tunica. On June 9, 2022, the Company entered into an agreement to sell the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The transaction is expected to close during the first quarter of 2023, subject to certain closing conditions, including, but not limited to, the receipt of regulatory approvals. The asset group is classified as held for sale as of September 30, 2022.

The Mirage and Gold Strike Tunica are not classified as discontinued operations because the Company concluded that the sales are not a strategic shift that have a major effect on the Company’s operations or its financial results and they do not represent a major geographic segment or product line.

The major classes of assets and liabilities classified as held for sale as of September 30, 2022 are as follows:

	The Mirage	Gold Strike Tunica
	(In thousands)
Assets
Cash and cash equivalents	$18,636	$21,020
Accounts receivable, net	19,102	2,404
Inventories	5,371	978
Prepaid expenses and other	8,139	1,786
Property and equipment, net	25,755	20,269
Goodwill	10,249	40,523
Other intangible assets, net	3,095	5,700
Operating lease right-of-use assets, net	1,322,219	511,090
Other long-term assets, net	7,046	1,406
Assets held for sale	$1,419,612	$605,176

Liabilities
Accounts payable	$10,773	$5,914
Other accrued liabilities	65,924	17,738
Other long-term obligations	6,666	2,538
Operating lease liabilities	1,328,710	515,777
Liabilities related to assets held for sale	$1,412,073	$541,967

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Land	$437,387	$4,082,842
Buildings, building improvements and land improvements	4,466,445	12,236,042
Furniture, fixtures and equipment	4,318,266	5,722,565
Construction in progress	501,244	421,445
	9,723,342	22,462,894
Less: Accumulated depreciation	(4,802,569)	(8,179,310)
Finance lease ROU assets, net	168,523	151,909
	$5,089,296	$14,435,493

NOTE 5 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
VICI BREIT Venture (50.1% owned by MGP OP through April 28, 2022)	$—	$816,756
BetMGM (50%)	54,002	41,060
Other	131,756	109,228
	$185,758	$967,044

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Income (loss) from unconsolidated affiliates	$(17,467)	$35,111	$(119,888)	$92,870
Non-operating items from unconsolidated affiliates	(995)	(23,421)	(22,248)	(67,473)
	$(18,462)	$11,690	$(142,136)	$25,397

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
CityCenter	$—	$40,747	$—	$128,127
VICI BREIT Venture	—	38,959	51,051	116,876
BetMGM	(23,582)	(49,060)	(186,804)	(154,275)
Other	6,115	4,465	15,865	2,142
	$(17,467)	$35,111	$(119,888)	$92,870

Refer to Note 3 for discussion of the acquisition and consolidation of CityCenter in September 2021 and for discussion of the derecognition of the assets and liabilities of MGP, which included MGP OP’s investment in VICI BREIT Venture, in April 2022.

VICI BREIT Venture distributions. For the nine months ended September 30, 2022, MGP OP received $32 million in distributions. For the three and nine months ended September 30, 2021, MGP OP received $24 million and $70 million in distributions, respectively.

BetMGM contributions. For the three and nine months ended September 30, 2022, the Company contributed $50 million and $200 million to BetMGM, respectively. For the three and nine months ended September 30, 2021, the Company contributed $50 million and $150 million to BetMGM, respectively.

CityCenter sale of Harmon land. In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. The Company recorded a $50 million gain, which included $15 million of its 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$4,945,188	$3,480,997

Indefinite-lived intangible assets:
Trademarks	$762,969	$479,238
Gaming rights and other	384,593	378,098
Total indefinite-lived intangible assets	1,147,562	857,336
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,491,735	4,516,532
Less: Accumulated amortization	(3,275,181)	(1,865,219)
	1,216,554	2,651,313
Customer lists	285,841	52,000
Less: Accumulated amortization	(47,314)	(32,188)
	238,527	19,812
Other gaming rights	106,600	106,600
Less: Accumulated amortization	(31,539)	(26,209)
	75,061	80,391
Technology and other	136,051	13,207
Less: Accumulated amortization	(7,592)	(5,674)
	128,459	7,533
Total finite-lived intangible assets, net	1,658,601	2,759,049
Total other intangible assets, net	$2,806,163	$3,616,385

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2022
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at September 30
	(In thousands)
Las Vegas Strip Resorts	$1,427,790	$1,289,468	$(10,249)	$—	$2,707,009
Regional Operations	701,463	—	(40,523)	—	660,940
MGM China	1,351,744	—	—	(9,163)	1,342,581
Corporate and other	—	238,040	—	(3,382)	234,658
	$3,480,997	$1,527,508	$(50,772)	$(12,545)	$4,945,188

	2021
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$30,452	$1,397,338	$—	$—	$1,427,790
Regional Operations	701,463	—	—	—	701,463
MGM China	1,359,363	—	—	(7,619)	1,351,744
	$2,091,278	$1,397,338	$—	$(7,619)	$3,480,997

Goodwill was recognized in 2022 related to the acquisition of the operations of The Cosmopolitan and LeoVegas, which is included in Las Vegas Strip Resorts and Corporate and other, respectively. Goodwill related to The Mirage and Gold Strike Tunica, which are included in Las Vegas Strip Resorts and Regional Operations, respectively, were reclassified into assets held for sale in 2022 as further discussed in Note 3. Goodwill was recognized in 2021 related to the acquisition of the 50% ownership interest in CityCenter, which is included in Las Vegas Strip Resorts.

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

Additionally, in June 2022, the Company reassessed the useful life of the existing gaming subconcession intangible asset and determined that, given the new gaming law and the resulting changes described above, the useful life would no longer be based on the initial term of the MGM Cotai land concession, which ends in January 2038, and that the useful life should be revised to align with the cessation of the subconcession rights that will occur at the end of the contractual term of the existing gaming subconcession, which ends on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession will be recognized on a straight-line basis over its reduced useful life.

NOTE 7 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
MGP OP senior secured credit facility	$—	$50,000
MGM China first revolving credit facility	1,242,070	360,414
MGM China second revolving credit facility	12,739	—
LeoVegas revolving credit facility	39,206	—
LeoVegas senior notes, due 2023	62,570	—
7.75% senior notes, due 2022	—	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% MGP OP senior notes, due 2024	—	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% MGP OP senior notes, due 2025	—	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% MGP OP senior notes, due 2026	—	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% MGP OP senior notes, due 2027	—	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.5% MGP OP senior notes, due 2028	—	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% MGP OP senior notes, due 2029	—	750,000
7% debentures, due 2036	552	552
	8,607,137	12,860,966
Less: Premiums, discounts, and unamortized debt issuance costs, net	(45,878)	(90,169)
	8,561,259	12,770,797
Less: Current portion	(1,351,422)	(1,000,000)
	$7,209,837	$11,770,797

Senior secured credit facility. At September 30, 2022, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at September 30, 2022.

MGM China first revolving credit facility. At September 30, 2022, the MGM China first revolving credit facility consisted of a HK$9.75 billion unsecured revolving credit facility, which was fully drawn. At September 30, 2022, the weighted average interest rate was 5.23%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable first revolving credit facility covenants at September 30, 2022.

MGM China second revolving credit facility. At September 30, 2022, the MGM China second revolving credit facility consisted of a HK$3.12 billion unsecured revolving credit facility with an option to increase the amount of the facility up to HK$3.9 billion, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At September 30, 2022, $13 million was drawn on the MGM China second revolving credit facility and the weighted average interest rate was 4.81%.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable second revolving credit facility covenants at September 30, 2022.

LeoVegas revolving credit facility. As of September 30, 2022, the LeoVegas revolving credit facility consisted of a €40 million revolving facility, which was fully drawn. The revolving credit facility matures on November 27, 2023 and has an interest rate based on Euro Interbank Offered Rate plus 250 basis points. As of September 30, 2022, the interest rate was 3.67%.

The LeoVegas revolving credit facility contains customary representations and warranties, events of default, and positive, negative, and financial covenants, including compliance with a maximum leverage ratio and minimum interest coverage ratio. LeoVegas was in compliance with its applicable revolving credit facility covenants at September 30, 2022.

The revolving credit facility contains a change-of-control provision which requires repayment of the facility, together with accrued interest, within 60 days following a change-of-control event. As the Company’s acquisition of LeoVegas triggers the change-of-control provision, the revolving credit facility is classified as current.

Senior notes. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

MGP OP senior secured credit facility and MGP OP senior notes. In April 2022, the MGP OP senior secured credit facility and the senior notes of MGP OP were derecognized in connection with the deconsolidation of MGP as a result of the VICI Transaction. In March 2022, MGP OP terminated its interest rate swap agreements.

LeoVegas senior unsecured notes. As of September 30, 2022, LeoVegas had senior unsecured notes of SEK 700 million in aggregate principal outstanding and have an option to increase the issuance to SEK 800 million. The notes mature on December 10, 2023 with interest payable quarterly in arrears at an interest rate based on Stockholm Interbank Offered Rate plus 550 basis points. As of September 30, 2022, the interest rate was 6.98%.

The LeoVegas senior unsecured notes contains customary representations and warranties, events of default, and positive, negative, and financial covenants, including compliance with a maximum leverage ratio. LeoVegas was in compliance with its applicable senior unsecured notes covenants at September 30, 2022.

The senior unsecured notes contain a change-of-control provision which provides for the holders to request that all or a portion of the principal amount held be repurchased at a price of 101%, together with accrued interest, during a period of 60 days following notice. As the Company’s acquisition of LeoVegas triggers the change-of-control provision, the senior unsecured notes are classified as current.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $7.8 billion and $13.4 billion at September 30, 2022 and December 31, 2021, respectively. Fair value was estimated using quoted market prices for the Company’s senior notes and credit facilities.

NOTE 8 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 10.6% on loss before income taxes and a provision of 43.8% on income before income taxes for the three and nine months ended September 30, 2022, respectively, compared to a provision of 17.4% and 16.9% on income before income taxes for the three and nine months ended September 30, 2021, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the three months ended September 30, 2022, the Company decreased its Macau deferred tax liabilities by $296 million as a result of an extension of the exemption from the Macau 12% complementary tax to the end of the year, with a corresponding decrease to provision for income taxes and increased its state deferred tax liabilities by $59 million with a corresponding increase to provision for income taxes as a result of income tax regulations published by the state of New Jersey during the quarter.

During the nine months ended September 30, 2022, the Company decreased its Macau deferred tax liabilities by $227 million as a result of the extension of the exemption from the Macau 12% complementary tax to the end of the year and the impact of the reassessment of the useful life of the MGM Grand Paradise gaming subconcession and increased its state deferred tax liabilities by $14 million due to the increase resulting from the issuance of the New Jersey income tax regulations, partially offset by a decrease resulting from the VICI Transaction, with a corresponding increase to provision for income taxes.

During the nine months ended September 30, 2022, the Company reversed $13 million of unrecognized tax benefit upon the resolution of a tax accounting method issue related to its customer loyalty program.

NOTE 9 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of September 30, 2022.

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

Aria lease. The Company leases the real estate assets of Aria (including Vdara) from funds managed by Blackstone. The Aria lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the second lease year that commenced on October 1, 2022 increased to $219 million as a result of the 2% fixed annual escalator.

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

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$615,137	$201,265	$1,375,973	$599,219

Finance lease costs
Interest expense(2)	$2,037	$1,186	$4,741	$134
Amortization expense	18,406	17,785	58,056	53,271
Total finance lease costs	$20,443	$18,971	$62,797	$53,405
(1)The Bellagio lease is held with a related party, as further discussed in Note 14. Operating lease cost includes $83 million for each of the three months ended September 30, 2022 and 2021 and $248 million for each of the nine months ended September 30, 2022 and 2021 related to the Bellagio lease.
(2)For the three and nine months ended September 30, 2021, interest expense includes the effect of COVID-19 related rent concessions which was recognized as negative variable rent expense.

	September 30, 2022	December 31, 2021
	(In thousands)
Operating leases
Operating lease right-of-use assets, net(1)	$24,655,971	$11,492,805
Operating lease liabilities - current, classified within “Other accrued liabilities”	$50,108	$31,706
Operating lease liabilities - long-term(2)	25,144,876	11,802,464
Total operating lease liabilities	$25,194,984	$11,834,170

Finance leases
Finance lease right-of-use assets, net classified within “Property and equipment, net”	$168,523	$151,909
Finance lease liabilities - current, classified within “Other accrued liabilities”	$69,862	$87,665
Finance lease liabilities - long-term, classified within “Other long-term obligations”	101,420	75,560
Total finance lease liabilities	$171,282	$163,225

Weighted average remaining lease term (years)
Operating leases	27	29
Finance leases	13	2

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	5	3
(1)As of September 30, 2022 and December 31, 2021, operating lease right-of-use assets, net included $3.6 billion related to the Bellagio lease.
(2)As of September 30, 2022 and December 31, 2021, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,065,498	$483,031
Operating cash outflows from finance leases	4,746	3,685
Financing cash outflows from finance leases(1)	69,663	55,815

ROU assets obtained in exchange for new lease liabilities
Operating leases	$15,538,156	$3,388,103
Finance leases	87,840	21,081
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2022 (excluding the nine months ended September 30, 2022)	$440,304	$19,062
2023	1,795,191	72,205
2024	1,825,515	8,752
2025	1,855,909	8,250
2026	1,883,083	7,016
Thereafter	52,805,135	142,179
Total future minimum lease payments	60,605,137	257,464
Less: Amount of lease payments representing interest	(35,410,153)	(86,182)
Present value of future minimum lease payments	25,194,984	171,282
Less: Current portion	(50,108)	(69,862)
Long-term portion of lease liabilities	$25,144,876	$101,420

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At September 30, 2022, $33 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

MGM China bank guarantee. In May 2019, in connection with the extension of the term of its gaming subconcession to June 2022, MGM Grand Paradise provided a bank guarantee to the government of Macau in the amount of MOP 820 million (approximately $101 million as of September 30, 2022) to warrant the fulfillment of an existing commitment of labor liabilities upon expiration of the gaming subconcession. In September 2022, in connection with the June 2022 extension of the term of its gaming subconcession to December 31, 2022, MGM Grand Paradise increased its bank guarantee to the government of Macau to the amount of MOP 880 million (approximately $109 million as of September 30, 2022).

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

NOTE 11 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(576,830)	$1,350,433	$1,189,091	$1,123,357
Adjustment related to redeemable noncontrolling interests	8,043	(7,580)	(13,355)	(54,019)
Net income (loss) attributable to common stockholders – basic and diluted	$(568,787)	$1,342,853	$1,175,736	$1,069,338
Denominator:
Weighted-average common shares outstanding – basic	393,295	478,405	417,686	487,509
Potential dilution from share-based awards	—	5,810	4,084	5,675
Weighted-average common and common equivalent shares – diluted	393,295	484,215	421,770	493,184
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	5,258	77	591	32

NOTE 12 — STOCKHOLDERS’ EQUITY

MGM Resorts International dividends. On November 2, 2022 the Company’s Board of Directors approved a quarterly dividend of $0.0025 per share that will be payable on December 15, 2022 to holders of record on December 9, 2022.

MGM Resorts International stock repurchase plan. The Company’s Board of Directors authorized a $2.0 billion stock repurchase plan in March 2022 and a $3.0 billion stock repurchase plan in February 2020. Under the stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

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

During the three months ended September 30, 2022, the Company repurchased approximately 10 million shares of its common stock at an average price of $30.69 per share for an aggregate amount of $307 million. During the nine months ended September 30, 2022, the Company repurchased approximately 66 million shares of its common stock at an average price of $36.87 per share for an aggregate amount of $2.4 billion, which included the February 2022 repurchase of 4.5 million shares at a price of $45.00 per share for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. In connection with these repurchases, the February 2020 $3.0 billion stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the March 2022 $2.0 billion stock repurchase plan was $827 million as of September 30, 2022.

Subsequent to the quarter ended September 30, 2022, the Company repurchased 6 million shares of its common stock at an average price of $31.76 per share for an aggregate amount of $183 million. Repurchased shares were retired.

Accumulated other comprehensive loss. Changes in accumulated other comprehensive loss attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, July 1, 2022	$(17,800)	$—	$858	$(16,942)
Other comprehensive loss, net of tax	(17,563)	—	—	(17,563)
Other comprehensive loss attributable to noncontrolling interest	675	—	—	675
Balances, September 30, 2022	$(34,688)	$—	$858	$(33,830)

Balances, January 1, 2022	$(907)	$(41,634)	$17,925	$(24,616)
Other comprehensive income (loss) before reclassifications	(45,357)	30,692	—	(14,665)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	7,000	—	7,000
Other comprehensive income (loss), net of tax	(45,357)	37,692	—	(7,665)
Other changes in accumulated other comprehensive loss:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Changes in accumulated other comprehensive loss	(45,357)	65,843	(17,067)	3,419
Other comprehensive loss (income) attributable to noncontrolling interest	11,576	(24,209)	—	(12,633)
Balances, September 30, 2022	$(34,688)	$—	$858	$(33,830)

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

MGM China. MGM China consists of MGM Macau and MGM Cotai.

The Company’s operations related to LeoVegas (upon acquisition in September 2022), investments in unconsolidated affiliates, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$575,868	$422,541	$1,549,690	$1,008,108
Rooms	735,653	403,010	1,916,949	846,053
Food and beverage	599,846	308,522	1,544,886	614,572
Entertainment, retail and other	389,655	246,894	1,089,565	461,766
	2,301,022	1,380,967	6,101,090	2,930,499
Regional Operations
Casino	721,192	719,630	2,159,010	2,024,149
Rooms	84,754	70,766	211,780	160,269
Food and beverage	115,432	92,148	312,621	211,661
Entertainment, retail and other, and reimbursed costs	52,557	42,579	141,022	96,677
	973,935	925,123	2,824,433	2,492,756
MGM China
Casino	70,325	252,445	422,476	784,984
Rooms	6,989	16,683	30,472	47,585
Food and beverage	7,703	15,808	36,084	50,323
Entertainment, retail and other	2,469	4,123	9,841	13,152
	87,486	289,059	498,873	896,044
Reportable segment net revenues	3,362,443	2,595,149	9,424,396	6,319,299
Corporate and other	53,629	112,390	110,873	303,949
	$3,416,072	$2,707,539	$9,535,269	$6,623,248
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$846,355	$534,548	$2,265,256	$1,039,472
Regional Operations	321,984	348,234	975,113	908,564
MGM China	(70,410)	6,996	(148,157)	20,352
Reportable segment Adjusted Property EBITDAR	1,097,929	889,778	3,092,212	1,968,388

Other operating income (expense)
Corporate and other, net	(148,120)	(124,745)	(552,265)	(368,713)
Preopening and start-up expenses	(396)	(1,547)	(1,372)	(1,642)
Property transactions, net	11,639	(3,677)	(23,704)	(842)
Depreciation and amortization	(1,405,520)	(279,403)	(2,060,413)	(853,579)
Gain on REIT transactions, net	—	—	2,277,747	—
Gain on consolidation of CityCenter, net	—	1,562,329	—	1,562,329
Triple-net operating lease and ground lease rent expense	(604,193)	(191,622)	(1,350,099)	(570,851)
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	—	49,755
Income from unconsolidated affiliates related to real estate ventures	2,690	41,669	59,162	125,007
Operating income (loss)	(1,045,971)	1,892,782	1,441,268	1,909,852
Non-operating income (expense)
Interest expense, net of amounts capitalized	(125,172)	(200,049)	(457,822)	(598,116)
Non-operating items from unconsolidated affiliates	(995)	(23,421)	(22,248)	(67,473)
Other, net	(14,316)	(49,241)	(23,322)	70,302
	(140,483)	(272,711)	(503,392)	(595,287)
Income (loss) before income taxes	(1,186,454)	1,620,071	937,876	1,314,565
Benefit (provision) for income taxes	125,367	(282,135)	(411,131)	(222,263)
Net income (loss)	(1,061,087)	1,337,936	526,745	1,092,302
Less: Net loss attributable to noncontrolling interests	484,257	12,497	662,346	31,055
Net income (loss) attributable to MGM Resorts International	$(576,830)	$1,350,433	$1,189,091	$1,123,357

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

Description of our business

Our primary business is the operation of casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We also offer online gaming and sports betting through LeoVegas, our consolidated subsidiary, as well as through BetMGM, our unconsolidated affiliate.

Impact of COVID-19 - Update

As of September 30, 2022, all of our domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

Macau is currently operating under a “dynamic zero” COVID-19 policy, as is mainland China. Our properties in Macau were open during the first half of 2022, however, gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards. On October 30, 2022, a COVID-19 case was identified as connected to MGM Cotai. All guests and staff were isolated until November 1, 2022 and all gaming, hotel, restaurant, and retail operations were suspended with limited operations expected to resume beginning November 3, 2022. More broadly, electronic applications for individual and group travel visas to Macau resumed on November 1, 2022, however, several travel and entry restrictions in Macau and mainland China remain in place, including COVID-19 testing and certain quarantine requirements, which have significantly impacted visitation to our Macau properties. Although gaming operations in Macau have resumed and certain restrictions on visa applications have been lifted, protective and operational measures have had a negative effect on MGM China’s operations. The extent and timing of further closures of MGM China’s properties, limitations of operations, or whether further travel restrictions to or from Macau will be implemented is uncertain if there is an increase or continued spread of COVID-19.

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

Certain events relating to the loss, termination, rescission, revocation or modification of MGM Grand Paradise’s ability to game in Macau, where such events have a material adverse effect on the financial condition, business, properties, or results of operations of MGM China, taken as a whole, may result in a special put option triggering event under MGM China’s senior notes and in an event of default under MGM China’s revolving credit facilities. Management cannot provide any assurance that it will be able to obtain a gaming concession in the public tender; however, management submitted its bid on September 14, 2022, and believes that MGM Grand Paradise will be successful in obtaining a gaming concession. For a description of certain risks applicable to MGM Grand Paradise’s subconcession and related matters, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors– Risks Related to Our Macau Operations.”

In September 2022, we acquired LeoVegas through a tender offer at a cash price of SEK 61 per share, for a total fair value of equity interests acquired of approximately $556 million, inclusive of cash settlement of equity awards. See Note 3 in the accompanying consolidated financial statements for discussion of this transaction.

Pending Transactions

On December 13, 2021, we entered into an agreement to sell the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. Upon closing, the master lease between us and VICI will be amended to remove The Mirage and reflect a $90 million reduction in annual cash rent. See Note 3 in the accompanying consolidated financial statements for discussion of the transaction.

On June 9, 2022, we entered into an agreement to sell the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. Upon closing, the master lease between us and VICI will be amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. See Note 3 in the accompanying consolidated financial statements for discussion of the transaction.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat however, reduced gaming volumes as a result of the pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the nine months ended September 30, 2021 as a result of property closures due to the pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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
•MGM Grand Detroit’s hotel tower operations were closed and resumed on February 9, 2021.

The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net revenues	$3,416,072	$2,707,539	$9,535,269	$6,623,248
Operating income	(1,045,971)	1,892,782	1,441,268	1,909,852
Net income (loss)	(1,061,087)	1,337,936	526,745	1,092,302
Net income (loss) attributable to MGM Resorts International	(576,830)	1,350,433	1,189,091	1,123,357

Consolidated net revenues were $3.4 billion for the three months ended September 30, 2022 compared to $2.7 billion in the prior year quarter, an increase of 26%. The current quarter benefited from the inclusion of the net revenues of The Cosmopolitan and a full quarter of net revenues related to Aria as well as from comparative increases in business volume and travel activity at our domestic resorts, primarily at our Las Vegas Strip Resorts. At MGM China, the current and prior year quarters were significantly impacted by travel and entry restrictions in Macau due to the impact of COVID-19 with the current quarter being negatively affected by property closures and more significantly impacted by restrictions compared to the prior quarter. As a result, net revenues at our Las Vegas Strip Resorts increased 67%, Regional Operations increased 5%, and MGM China decreased 70% compared to the prior year quarter.

Consolidated operating loss was $1.0 billion for the three months ended September 30, 2022 compared to operating income of $1.9 billion in the prior year quarter. The current quarter reflected an increase in depreciation and amortization expense, an increase in rent expense recorded within general and administrative expense for the Aria, VICI, and The Cosmopolitan leases, which commenced in September 2021, April 2022, and May 2022, respectively, and a decrease in income from unconsolidated affiliates, partially offset by the increase in net revenues, as discussed above. In addition, the prior year quarter benefited from the gain on consolidation of CityCenter, net of $1.6 billion. Depreciation and amortization expense increased $1.1 billion compared to the prior year quarter, due primarily to the change in useful life of the MGM Grand Paradise gaming subconcession.

Consolidated net revenues were $9.5 billion for the nine months ended September 30, 2022 compared to $6.6 billion in the prior year period, an increase of 44%. The current year period benefited from the inclusion of The Cosmopolitan and a full year of net revenues related to Aria. The current year period was initially negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the period, however, business volumes subsequently improved at our domestic resorts with a significant increase primarily at our Las Vegas Strip Resorts over the prior year period, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the COVID-19 pandemic. At MGM China, the current and prior year period were significantly impacted by travel and entry restrictions in Macau with the current year period being negatively affected by property closures and more significantly impacted by restrictions related to the COVID-19 pandemic compared to the prior year period. As a result, net revenues at our Las Vegas Strip Resorts increased 108%, Regional Operations increased 13%, and MGM China decreased 44% compared to the prior year period.

Consolidated operating income was $1.4 billion for the nine months ended September 30, 2022 compared to $1.9 billion in the prior year period. The current year period benefited from a $2.3 billion gain related to the VICI Transaction and the increase in net revenues, as discussed above, partially offset by an increase in rent expense recorded within general and administrative expense for the Aria, VICI, and The Cosmopolitan leases, which commenced in September 2021, April 2022, and May 2022, respectively, an increase in depreciation and amortization expense, and a decrease in income from unconsolidated affiliates. The prior year period benefited from the gain on consolidation of CityCenter, net of $1.6 billion. Depreciation and amortization expense increased $1.2 billion compared to the prior year period, due primarily to the change in useful life of the MGM Grand Paradise gaming subconcession.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts
Casino	$575,868	$422,541	$1,549,690	$1,008,108
Rooms	735,653	403,010	1,916,949	846,053
Food and beverage	599,846	308,522	1,544,886	614,572
Entertainment, retail and other	389,655	246,894	1,089,565	461,766
	2,301,022	1,380,967	6,101,090	2,930,499
Regional Operations
Casino	721,192	719,630	2,159,010	2,024,149
Rooms	84,754	70,766	211,780	160,269
Food and beverage	115,432	92,148	312,621	211,661
Entertainment, retail and other, and reimbursed costs	52,557	42,579	141,022	96,677
	973,935	925,123	2,824,433	2,492,756
MGM China
Casino	70,325	252,445	422,476	784,984
Rooms	6,989	16,683	30,472	47,585
Food and beverage	7,703	15,808	36,084	50,323
Entertainment, retail and other	2,469	4,123	9,841	13,152
	87,486	289,059	498,873	896,044
Reportable segment net revenues	3,362,443	2,595,149	9,424,396	6,319,299
Corporate and other	53,629	112,390	110,873	303,949
	$3,416,072	$2,707,539	$9,535,269	$6,623,248

Las Vegas Strip Resorts
Las Vegas Strip Resorts casino revenue was $576 million for the three months ended September 30, 2022 compared to $423 million in the prior year quarter, an increase of 36%, due primarily to the inclusion of The Cosmopolitan and a full quarter of casino revenue related to Aria, and increases in business volume and travel activity in the current year quarter.
Las Vegas Strip Resorts casino revenue was $1.5 billion for the nine months ended September 30, 2022 compared to $1.0 billion in the prior year period, an increase of 54%, due primarily to the inclusion of The Cosmopolitan and a full year of casino revenue related to Aria and was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the current year period; however, business volumes subsequently improved with a significant increase over the prior year period, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the pandemic.
The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Table games drop	$1,604	$917	$4,235	$2,223
Table games win	$389	$251	$1,015	$552
Table games win %	24.3%	27.4%	24.0%	24.8%
Slots handle	$6,193	$3,863	$16,144	$9,804
Slots win	$577	$369	$1,502	$932
Slots win %	9.3%	9.6%	9.3%	9.5%

Las Vegas Strip Resorts rooms revenue was $736 million for the three months ended September 30, 2022 compared to $403 million in the prior year quarter, an increase of 83%. The current year quarter benefited from the inclusion of The Cosmopolitan and a full quarter of revenues from Aria and an increase in REVPAR due to an increase in occupancy and ADR as a result of an increase in business volume and travel activity in the current year quarter.

Las Vegas Strip Resorts rooms revenue was $1.9 billion for the nine months ended September 30, 2022 compared to $846 million in the prior year period, an increase of 127%. The current year period benefited from the inclusion of The Cosmopolitan and a full year of revenues from Aria. Although operations were initially negatively affected by the omicron variant in the early part of the period, REVPAR increased significantly due to an increase in occupancy and ADR as business volume and travel activity improved in the current year period.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Occupancy(1)	93%	82%	88%	69%
Average daily rate (ADR)	$227	$181	$218	$158
Revenue per available room (REVPAR)(1)	$210	$148	$192	$109
(1)Rooms that were out of service, including midweek closures, during the nine months ended September 30, 2021 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $600 million for the three months ended September 30, 2022 compared to $309 million in the prior year quarter, an increase of 94%, and Las Vegas Strip Resorts entertainment, retail and other revenues were $390 million for the three months ended September 30, 2022 compared to $247 million in the prior year quarter, an increase of 58%, due primarily to the inclusion of The Cosmopolitan and a full quarter of revenues from Aria and an increase in business volume and travel activity in the current year quarter.

Las Vegas Strip Resorts food and beverage revenue was $1.5 billion for the nine months ended September 30, 2022 compared to $615 million in the prior year period, an increase of 151%, and Las Vegas Strip Resorts entertainment, retail and other revenues were $1.1 billion for the nine months ended September 30, 2022 compared to $462 million in the prior year period, an increase of 136%, due primarily to the inclusion of The Cosmopolitan and a full year of revenues from Aria. The current year period was initially negatively affected by the omicron variant in the early part of the period; however, business volume and travel activity subsequently improved with a significant increase over the prior year period, which was negatively impacted by temporary midweek property and hotel tower closures at certain properties, lower business and travel activity, and operational restrictions related to the pandemic.

Regional Operations

Regional Operations casino revenue was $721 million for the three months ended September 30, 2022 compared to $720 million in the prior year quarter, flat compared to the prior year quarter, and $2.2 billion for the nine months ended September 30, 2022 compared to $2.0 billion in the prior year period, an increase of 7%, due primarily to table games win increasing 12% over the prior year period and slots win increasing 11% over the prior year period, as the prior year period was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Table games drop	$1,152	$1,080	$3,263	$2,861
Table games win	$217	$214	$660	$590
Table games win %	18.8%	19.8%	20.2%	20.6%
Slots handle	$7,426	$6,900	$21,190	$18,797
Slots win	$703	$661	$2,016	$1,810
Slots win %	9.5%	9.6%	9.5%	9.6%

Regional Operations rooms revenue was $85 million for the three months ended September 30, 2022 compared to $71 million in the prior year quarter, an increase of 20%, due to increased business volume and travel activity over the prior year quarter.

Regional Operations rooms revenue was $212 million for the nine months ended September 30, 2022 compared to $160 million in the prior year period, an increase of 32%, due to an increase in business volume and travel activity over the prior year period, which was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

Regional Operations food and beverage revenue was $115 million for the three months ended September 30, 2022 compared to $92 million in the prior year quarter, an increase of 25%, and Regional Operations entertainment, retail and other revenue, and reimbursed costs was $53 million for the three months ended September 30, 2022 compared to $43 million in the prior year quarter, an increase of 23%, due primarily to increased business volume compared to the prior quarter.

Regional Operations food and beverage revenue was $313 million for the nine months ended September 30, 2022 compared to $212 million in the prior year period, an increase of 48% and Regional Operations entertainment, retail and other revenue, and reimbursed costs was $141 million for the nine months ended September 30, 2022 compared to $97 million in the prior year period, an increase of 46%, due primarily to increased business volume and the prior year period being negatively affected by operational restrictions related to pandemic.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
VIP table games turnover	$328	$1,800	$1,975	$6,763
VIP table games win	$8	$72	$55	$221
VIP table games win %	2.6%	4.0%	2.8%	3.3%
Main floor table games drop	$352	$1,042	$1,874	$3,344
Main floor table games win	$75	$222	$420	$704
Main floor table games win %	21.4%	21.3%	22.4%	21.0%

MGM China net revenues were $87 million for the three months ended September 30, 2022 compared to $289 million in the prior year quarter, a decrease of 70%, and $499 million for the nine months ended September 30, 2022 compared to $896 million in the prior year period, a decrease of 44%, due to the current and prior year period being significantly impacted by travel and entry restrictions in Macau with the current year period being negatively affected by property closures and more significantly impacted by restrictions related to the COVID-19 pandemic.

Corporate and other

Corporate and other revenue in the current year periods primarily includes revenues from LeoVegas, other corporate operations, and management services. In the prior year periods, corporate and other revenue also included reimbursed costs revenue related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021). See below for additional discussion of our share of operating results from unconsolidated affiliates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts	$846,355	$534,548	$2,265,256	$1,039,472
Regional Operations	321,984	348,234	975,113	908,564
MGM China	(70,410)	6,996	(148,157)	20,352
Corporate and other	(148,120)	(124,745)	(552,265)	(368,713)
Adjusted EBITDAR	$949,809		$2,539,947

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $846 million for the three months ended September 30, 2022 compared to $535 million in the prior year quarter, an increase of 58%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin decreased to 36.8% for the three months ended September 30, 2022 compared to 38.7% in the prior year quarter due to an increase in contribution from lower margin non-gaming outlets and venues and an increase in general and administrative expense primarily related to payroll.

Las Vegas Strip Resorts Adjusted Property EBITDAR was $2.3 billion for the nine months ended September 30, 2022 compared to $1.0 billion in the prior year period, an increase of 118%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 37.1% for the nine months ended September 30, 2022 compared to 35.5% in the prior year period as the current year period benefited from the increase in revenues, partially offset by an increase in contribution from lower-margin non-gaming outlets and venues and an increase in general and administrative expenses primarily related to payroll and advertising.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $322 million for the three months ended September 30, 2022 compared to $348 million in the prior year quarter, a decrease of 8%. Regional Operations Adjusted Property EBITDAR was $975 million for the nine months ended September 30, 2022 compared to $909 million in the prior year period, an increase of 7%. Regional Operations Adjusted Property EBITDAR margin decreased to 33.1% for the three months ended September 30, 2022 compared to 37.6% in the prior year quarter. Regional Operations Adjusted Property EBITDAR margin decreased to 34.5% for the nine months ended September 30, 2022 compared to 36.4% in the prior year period. The margin decreases were due primarily to an increase in contribution from lower margin non-gaming outlets and venues and an increase in general and administrative expense primarily related to payroll.

MGM China

MGM China Adjusted Property EBITDAR was a loss of $70 million for the three months ended September 30, 2022 compared to Adjusted Property EBITDAR of $7 million in the prior year quarter. The decrease was due primarily to the decrease in revenues, discussed above. License fee expense was $2 million in the current quarter and $5 million in the prior year quarter.

MGM China Adjusted Property EBITDAR was a loss of $148 million for the nine months ended September 30, 2022 compared to Adjusted Property EBITDAR of $20 million in the prior year period. The decrease was due primarily to the decrease in revenues, discussed above, and the current year period included an $18 million charge related to litigation reserves. License fee expense was $9 million and $16 million for the nine months ended September 30, 2022 and 2021, respectively.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts on a same-store basis for the three and nine months ended September 30, 2022 and 2021. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Las Vegas Strip Resorts net revenues	$2,301,022	$1,380,967	$6,101,090	$2,930,499
Acquisitions (1)	(694,103)	(13,529)	(1,538,236)	(13,529)
Las Vegas Strip Resorts same-store net revenues	$1,606,919	$1,367,438	$4,562,854	$2,916,970

Las Vegas Strip Resorts Adjusted Property EBITDAR	$846,355	$534,548	$2,265,256	$1,039,472
Acquisitions (1)	(276,055)	(5,878)	(623,607)	(5,878)
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$570,300	$528,670	$1,641,649	$1,033,594
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan and Aria.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
CityCenter	$—	$40,747	$—	$128,127
VICI BREIT Venture	—	38,959	51,051	116,876
BetMGM	(23,582)	(49,060)	(186,804)	(154,275)
Other	6,115	4,465	15,865	2,142
	$(17,467)	$35,111	$(119,888)	$92,870

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

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in VICI BREIT Venture. Accordingly, we no longer have an ownership interest in VICI BREIT Venture.

Non-operating Results

Interest Expense

Gross interest expense was $125 million and $200 million for the three months ended September 30, 2022 and 2021, respectively, and $458 million and $599 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease from the respective prior year periods is due primarily to a decrease in debt outstanding as a result of the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP, partially offset by an increase in the debt outstanding under MGM China’s revolving credit facilities. See Note 7 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other expense, net was $14 million and $49 million for the three months ended September 30, 2022 and 2021, respectively. The current year and prior year quarters included a net unrealized loss on equity instruments of $20 million and $48 million, respectively.

Other expense, net was $23 million for the for the nine months ended September 30, 2022 compared to other income, net of $70 million in the prior year period. The current year period included a $28 million net unrealized loss on equity instruments. The prior year period included a $39 million net unrealized gain on equity instruments, and a $33 million gain on the MGP OP’s unhedged interest rate swaps.

Income Taxes

Our effective income tax rate was a benefit of 10.6% on loss before income taxes and a provision of 43.8% on income before income taxes for the three and nine months ended September 30, 2022, respectively, compared to a provision of 17.4% and 16.9% on income before income taxes for the three and nine months ended September 30, 2021, respectively.

The effective rate for the three months ended September 30, 2022 was unfavorably impacted by losses in Macau that we could not benefit and an increase in state deferred tax liabilities resulting from the issuance of income tax regulations by the state of New Jersey, partially offset by a decrease in Macau deferred tax liabilities resulting from an extension of the exemption from the Macau 12% complementary tax to the end of the year.

The effective rate for the nine months ended September 30, 2022 was unfavorably impacted by losses in Macau that we could not benefit and the increase in state deferred tax liabilities as a result of the New Jersey income tax regulation issuance, partially offset by the decrease in Macau deferred tax liabilities resulting from the extension of the exemption from the Macau 12% complementary tax to the end of the year, the impact of the reassessment of the useful life of the MGM Grand Paradise gaming subconcession, and the impact of a decrease in state deferred tax liabilities as a result of the VICI Transaction.

The effective rates for the three and nine months ended September 30, 2021 were favorably impacted by tax expense recorded on the "Gain on consolidation of CityCenter, net", at an approximately 12% effective rate due to the presence of goodwill, and were unfavorably impacted by losses in Macau that we could not benefit, partially offset by the release of tax reserves in conjunction with the closure of a New Jersey state income tax audit.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Same-Store Adjusted Property EBITDAR” is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period. Accordingly, we have excluded the Adjusted Property EBITDAR of The Cosmopolitan for periods subsequent to its acquisition on May 17, 2022 and Aria for periods subsequent to its acquisition on September 27, 2021 in Same-Store Adjusted Property EBITDAR for the periods indicated.

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

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, gain on consolidation of CityCenter, net, rent expense related to triple-net operating leases and ground leases, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, and income from unconsolidated affiliates related to investments in real estate ventures.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense related to triple-net operating leases and ground leases. Management believes excluding rent expense related to triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing the Company, as well as comparing the Company’s results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense related to our triple-net operating leases and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income (loss) to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(576,830)	$1,350,433	$1,189,091	$1,123,357
Plus: Net loss attributable to noncontrolling interests	(484,257)	(12,497)	(662,346)	(31,055)
Net income (loss)	(1,061,087)	1,337,936	526,745	1,092,302
Provision (benefit) for income taxes	(125,367)	282,135	411,131	222,263
Income (loss) before income taxes	(1,186,454)	1,620,071	937,876	1,314,565
Non-operating (income) expense:
Interest expense, net of amounts capitalized	125,172	200,049	457,822	598,116
Non-operating items from unconsolidated affiliates	995	23,421	22,248	67,473
Other, net	14,316	49,241	23,322	(70,302)
	140,483	272,711	503,392	595,287
Operating income (loss)	(1,045,971)	1,892,782	1,441,268	1,909,852
Preopening and start-up expenses	396	1,547	1,372	1,642
Property transactions, net	(11,639)	3,677	23,704	842
Depreciation and amortization	1,405,520	279,403	2,060,413	853,579
Gain on REIT transactions, net	—	—	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	(1,562,329)	—	(1,562,329)
Triple-net operating lease and ground lease rent expense	604,193	191,622	1,350,099	570,851
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	—	(49,755)
Income from unconsolidated affiliates related to real estate ventures	(2,690)	(41,669)	(59,162)	(125,007)
Adjusted EBITDAR	$949,809		$2,539,947

Guarantor Financial Information

As of September 30, 2022, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns and operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below. Prior to the VICI Transaction, certain of our guarantor subsidiaries owned MGP OP units which were accounted for under the equity method and is reflected as such within the summarized financial information. Certain of our guarantor subsidiaries accounted for the MGP master lease as an operating lease with the operating lease liabilities, operating lease ROU assets, and related rent expense reflected within the summarized financial information. Additionally, assets held for sale and liabilities related to assets held for sale associated with The Mirage and Gold Strike Tunica are included within current assets and other current liabilities, respectively, within the summarized financial information.

	September 30, 2022	December 31, 2021
Balance Sheet	(In thousands)
Current assets	$7,377,165	$5,663,171
Investment in MGP OP	—	2,284,222
MGP master lease right-of-use asset, net	—	6,629,140
Other long-term assets	28,644,695	17,025,933
MGP master lease operating lease liabilities – current	—	154,287
Other current liabilities	5,217,031	2,752,185
Intercompany accounts due to non-guarantor subsidiaries	—	16,697
MGP master lease operating lease liabilities – noncurrent	—	7,083,505
Other long-term liabilities	28,162,590	18,472,138

Nine Months Ended September 30, 2022
Income Statement	(In thousands)
Net revenues	$7,660,122
MGP master lease rent expense	429,065
Operating income	3,648,032
Income from continuing operations	1,235,266
Net income	602,549
Net income attributable to MGM Resorts International	602,549

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $1.3 billion in the nine months ended September 30, 2022 compared to $887 million in the prior year period. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and Regional Operations discussed within the Results of Operations section above, and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments.

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

Cash provided by investing activities was $1.6 billion in the nine months ended September 30, 2022 compared to $1.7 billion in the prior year period. In the nine months ended September 30, 2022, we received $4.4 billion in net cash proceeds related to the VICI Transaction, which were partially offset by cash paid of $1.6 billion to acquire The Cosmopolitan, net of cash acquired, cash paid of $280 million in connection with the LeoVegas tender offer, net of cash acquired, cash paid of $183 million to acquire shares of LeoVegas in the open market during the tender offer period, payments of $457 million in capital expenditures, as further discussed below, and contributions of $200 million to our unconsolidated affiliate, BetMGM. In comparison, in the prior year period we received $3.9 billion in net cash proceeds from the sale of the real estate of Aria and Vdara, which were partially offset by our payments of $1.8 billion to acquire CityCenter, net of cash acquired, $322 million in capital expenditures, as further discussed below, and contributions of $150 million to BetMGM.

Capital Expenditures

We made capital expenditures of $457 million in the nine months ended September 30, 2022, of which $23 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate and other entities of $434 million primarily relate to expenditures in information technology and room remodels.

We made capital expenditures of $322 million in the nine months ended September 30, 2021, of which $58 million related to MGM China. Capital expenditures at MGM China included $44 million primarily related to construction of the Emerald Tower project at MGM Cotai and $14 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $264 million primarily related to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $2.8 billion in the nine months ended September 30, 2022 compared to $2.1 billion in the prior year period. In the nine months ended September 30, 2022, we had net repayments of debt of $63 million, as further discussed below, distributed $208 million to noncontrolling interest owners, and we repurchased $2.4 billion of our common stock. In comparison, in the prior year period, we had net repayments of debt of $1.5 billion, as further discussed below, distributed $240 million to noncontrolling interest owners, and we repurchased $1.0 billion of our common stock, partially offset by net proceeds received of $793 million from the issuance of MGP’s Class A shares.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2022, we had net repayments of debt of $63 million, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, partially offset by net draws of $40 million on MGP OP’s revolving credit facility, net borrowings of $884 million on MGM China’s first revolving credit facility and borrowings of $13 million on MGM China’s second revolving credit facility. MGM China’s borrowings were made to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes.

During the nine months ended September 30, 2021, we had net repayments of debt of $1.5 billion, which consisted of the repayment of the $1.7 billion outstanding on CityCenter’s credit facility in full, which was assumed in the acquisition, using cash on hand, net repayments of $503 million on MGM China’s first revolving credit facility, and repayments of $10 million on MGP OP’s revolving credit facility. These repayments were partially offset by MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners, and Share Repurchases

During the nine months ended September 30, 2022, we repurchased and retired $2.4 billion of our common stock pursuant to our February 2020 $3.0 billion and March 2022 $2.0 billion stock repurchase plans. In connection with those repurchases, the February 2020 $3.0 billion stock repurchase plan was completed. The remaining availability under the March 2022 $2.0 billion stock repurchase plan was $827 million as of September 30, 2022.

In March, June, and September 2022 and 2021, we paid dividends of $0.0025 per share, totaling $3 million and $4 million paid during the nine months ended September 30, 2022 and 2021, respectively.

MGP OP paid the following distributions to its partnership unit holders during the nine months ended September 30, 2022 and 2021:

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

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our resorts. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments.

As of September 30, 2022, we had cash and cash equivalents of $5.3 billion, of which MGM China held $875 million. In addition to our cash and cash equivalent balance, we have an approximate 56% interest in MGM China.

At September 30, 2022, we had $8.6 billion in principal amount of indebtedness, including $1.2 billion outstanding under MGM China’s first revolving credit facility, $13 million outstanding under MGM China’s second revolving credit facility, and $39 million outstanding under LeoVegas’s revolving credit facility. No amounts were drawn on our revolving credit facility. We have $1.4 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Due to the continued impact of the COVID-19 pandemic, in February 2022, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024.

As of September 30, 2022, our expected cash interest payments over the next twelve months are approximately $220 million to $230 million, excluding MGM China, and approximately $445 million to $460 million on a consolidated basis, which includes MGM China.

We are also required, as of September 30, 2022, to make annual cash rent payments of $1.9 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 9 for discussion of our leases and lease obligations and Note 1 and Note 3 for pending transactions.

We have planned capital expenditures expected over the remainder of the year of approximately $355 million to $365 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and approximately $10 million to $20 million at MGM China, including approximately $7 million of show production costs related to the development of entertainment at the MGM Cotai theater. We additionally have planned contributions to BetMGM over the remainder of the year of approximately $25 million.

We also expect to continue to repurchase shares pursuant to our March 2022 $2.0 billion share repurchase plan. Subsequent to the quarter ended September 30, 2022, we repurchased approximately 6 million shares of our common stock at an average price of $31.76 per share for an aggregate amount of $183 million. Repurchased shares were retired.

On November 2, 2022, our Board of Directors approved a quarterly dividend of $0.0025 per share. The dividend will be payable on December 15, 2022 to holders of record on December 9, 2022. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

As previously discussed, the COVID-19 pandemic caused significant economic disruption both globally and in the United States, and impacted our business, financial condition, results of operations and cash flows since the onset of the pandemic, which continued in 2022. As a result of the widespread distribution of vaccines and the removal of operational restrictions, we have seen economic recovery in some of the market segments in which we operate, as shown in our Summary Operating Results. However, some areas continue to experience renewed outbreaks and surges in infection rates, resulting in the imposition of operational restrictions, such as the temporary re-closure of our properties in Macau in July 2022 due to an increase in the number of local COVID-19 cases. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 pandemic, and the effects could be material.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates since year end, other than discussed below.

Long-lived assets valuation - MGM Grand Paradise gaming subconcession

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

Goodwill valuation

We continue to conclude, as of September 30, 2022, that it is more-likely-than-not that the fair value of our reporting units exceed their carrying value and, accordingly, an interim quantitative impairment review of goodwill was not triggered. However, management makes significant judgments and estimates as part of these analyses. For MGM Macau, if the property continues to face closures, if its operations do not recover from the impacts of COVID-19 in the forecasted time period, if we are not successful in obtaining a gaming concession in connection with future public tenders, or if our obligations under the new gaming concession exceed those forecasted, it could cause the carrying value of the reporting unit to exceed its fair value in future periods, potentially resulting in an impairment charge. For Empire City, if we are not successful in obtaining a commercial gaming license, if the costs to obtain the license, develop, and construct a full-scale commercial gaming facility increase from our current expectations, or if we do not realize our forecasted cash flows for the expanded facility, it could cause the carrying value of the reporting unit to exceed its fair value in future periods, potentially resulting in an impairment charge. In addition, the determination of multiples, control premiums, and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions and entity performance.

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

As of September 30, 2022, variable rate borrowings represented approximately 16% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30, 2022
	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Fixed-rate	$—	$1,250	$750	$1,925	$1,150	$2,175	$7,250	$6,466
Average interest rate	N/A	6.0%	5.4%	6.0%	5.4%	5.0%	5.5%
Variable rate	$102	$—	$1,255	$—	$—	$—	$1,357	$1,357
Average interest rate	5.7%	N/A	5.2%	N/A	N/A	N/A	5.3%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of September 30, 2022, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding the impact of COVID-19 on our business, expectations regarding the impact of macroeconomic trends on the Company’s business, our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, expectations regarding MGM Grand Paradise’s bid for a new concession contract, the closing of The Mirage and Gold Strike Tunica transactions and any benefits expected to be received as a result of those and any other transactions to acquire or sell assets, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, our ability to achieve the benefits of our cost savings initiatives, and amounts projected to be realized as deferred tax assets. The foregoing is not a complete list of all forward-looking statements we make.

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
•The Mirage and Gold Strike Tunica transactions each remain subject to the satisfaction of certain closing conditions, including the receipt of certain regulatory approvals, and any anticipated benefits from such transactions may take longer to realize than expected or may not be realized at all;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

In making our assessment of changes in internal controls over financial reporting as of September 30, 2022, we have excluded The Cosmopolitan from our assessment because it was acquired in the second quarter of 2022. The Cosmopolitan represented approximately 11% of our total assets at September 30, 2022 and approximately 9% and 5% of our total revenues for the three and nine months ended September 30, 2022, respectively. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
July 1, 2022 — July 31, 2022	5,317,032	$29.32	5,317,032	$978,316
August 1, 2022 — August 31, 2022	641,296	$34.31	641,296	$956,313
September 1, 2022 — September 30, 2022	4,044,806	$31.91	4,044,806	$827,257

The Company’s Board of Directors authorized a $2.0 billion stock repurchase plan in March 2022 and a $3.0 billion stock repurchase plan in February 2020, and, in connection with repurchases made during the nine months ended September 30, 2022, the February 2020 $3.0 billion stock repurchase plan was completed. Under the stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased by the Company during the quarter ended September 30, 2022 were purchased pursuant to the Company’s publicly announced stock repurchase plan and have been retired.

Item 6.        Exhibits

*10.1
Employment Agreement, effective as of September 1, 2022, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.2
Employment Agreement, effective as of September 1, 2022, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.3
Employment Agreement, effective as of September 1, 2022, by and between the Company and Jonathan S. Halkyard (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4
Employment Agreement, effective as of September 1, 2022, by and between the Company and John McManus (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.5
Amended and Restated Change of Control Policy for Executive Officers, effective August 16, 2022 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

Certain long-term debt instruments of our consolidated subsidiaries, under which the total amount of securities authorized does not exceed 10 percent of our consolidated assets, are not filed as exhibits to this Quarterly Report on Form 10-Q. We will furnish a copy of these agreements to the SEC upon request.

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

MGM Resorts International
Date: November 2, 2022	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2022		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)