Form 10-K
period 2022-12-31
MGM Resorts International
filed 2023-02-24
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2022 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2022) was $8.2 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded. As of February 22, 2023, 373,913,450 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

MGM Resorts International is a Delaware corporation incorporated in 1986 that acts largely as a holding company and, through subsidiaries, is a global gaming and entertainment company with domestic and international locations featuring best-in-class hotels and casinos, state-of-the-art meeting and conference spaces, incredible live and theatrical entertainment experiences, and an extensive array of restaurant, nightlife and retail offerings, and sports betting and online gaming operations.

We believe we operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We believe we operate the highest quality resorts in each of the markets in which we operate. Ensuring our resorts are the premier resorts in their respective markets requires capital investments to maintain the best possible experiences for our guests. We also believe that through our online gaming operations, we can create a scaled global online gaming business.

As of December 31, 2022, we operate 17 domestic casino resorts and, through our 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), operate two casino resorts in Macau. We also have global online gaming operations through our consolidated subsidiary LeoVegas AB (“LeoVegas”) and our unconsolidated 50% owned venture, BetMGM, LLC (“BetMGM”).

We lease the real estate assets of our domestic resorts pursuant to triple-net lease agreements, as further discussed in Note 11. Prior to the closing of the VICI Transaction (defined below), MGM Growth Properties LLC (“MGP”), was a consolidated subsidiary of ours and, through its subsidiary MGM Growth Properties Operating Partnership LP (“MGP OP”), was the landlord of certain of our domestic properties pursuant to an intercompany master lease arrangement.

Business Developments

In recent years, in furtherance of our vision to be the world’s premier gaming entertainment company, we have implemented an asset-light business model, which has involved a comprehensive review of our owned real estate assets to find opportunities to monetize those assets efficiently and allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities, and to return value to our shareholders. At the same time, we have continued to focus on key growth opportunities that align with our vision, particularly by investing in U.S. online sports betting and iGaming through BetMGM, acquiring LeoVegas to expand our global online presence, expanding our digital capabilities, and seeking to diversify our Asia operations with development efforts in Japan.

As part of that business strategy, we have sought and executed on opportunities to invest in our growth areas, divest our real estate assets, and acquire, or enter into venture transactions, with respect to online gaming and the operations of integrated casino, hotel, and entertainment resorts, including through the following transactions:

•In July 2018, we and Entain plc (“Entain”) formed BetMGM. In connection with its formation, we provided BetMGM with exclusive access to all of our domestic land based and online sports betting, major tournament poker, and online gaming operations and Entain provided BetMGM with exclusive access to its technology in the United States.

•In January 2019, we acquired the real property and operations associated with Empire City Casino's racetrack and casino (“Empire City”) for total consideration of approximately $865 million. Subsequently, MGP acquired Empire City’s developed real property from us and Empire City was added to the master lease with MGP.

•In March 2019, we entered into an amendment to the master lease with MGP with respect to improvements made by us related to the rebranding of the Park MGM and NoMad Las Vegas property.

•In November 2019, the venture that is 5% owned by a subsidiary of ours and 95% owned by a subsidiary of Blackstone Real Estate Investment Trust, Inc. (“BREIT”, such venture, the “Bellagio BREIT Venture”) was formed, which acquired the Bellagio real estate assets from us for total consideration of $4.25 billion, and leased such assets back to us pursuant to a lease agreement. Refer to Note 11 for additional information relating to the lease and Note 12 for the guarantee entered into in connection with the transaction.

•In December 2019, we completed the sale of Circus Circus Las Vegas and adjacent land for $825 million.

•On February 14, 2020, we completed a series of transactions (collectively the “MGM Grand Las Vegas and Mandalay Bay transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed venture that was 50.1% owned by a subsidiary of MGP OP and 49.9% by a subsidiary of BREIT (such venture, the “VICI BREIT Venture”) in exchange for total consideration of $4.6 billion. See Note 1 for further discussion on the transaction and Note 12 for the guarantee entered into in connection with the transaction.

•In connection with the MGM Grand Las Vegas and Mandalay Bay transaction, VICI BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Additionally, the master lease with MGP was modified to remove the Mandalay Bay property.

•Also, on January 14, 2020, we, MGP OP, and MGP entered into a waiver agreement pursuant to which approximately 30 million MGP OP units that we held were redeemed for $700 million on May 18, 2020 and approximately 24 million MGP OP units that we held were redeemed for $700 million on December 2, 2020. As a result, the waiver terminated in accordance with its terms. Refer to Note 1 for further information regarding this transaction, which eliminates in consolidation.

•On March 4, 2021, we delivered a notice of redemption to MGP covering approximately 37 million MGP OP units that we held which was satisfied with aggregate cash proceeds of approximately $1.2 billion, using cash on hand together with the proceeds from MGP’s issuance of Class A shares. See Note 13 for information regarding this transaction, which eliminated in consolidation.

•On September 27, 2021, we completed the acquisition of the remaining 50% ownership interest in CityCenter Holdings, LLC (“CityCenter”) for cash consideration of $2.125 billion. Refer to Note 4 for additional information on this acquisition.

•On September 28, 2021, we sold the real estate assets of Aria and Vdara to funds managed by The Blackstone Group Inc. (“Blackstone”) for cash consideration of $3.89 billion and entered into a lease through which the real property is leased back to a subsidiary of ours. Refer to Note 11 for discussion of the lease agreement.

•On September 28, 2021, we announced that we, together with our venture partner, ORIX Corporation (“ORIX”), were selected by Osaka as the region’s integrated resort partner. In December 2021, we and ORIX formed a venture, through which we bid to develop one of Japan's first integrated resorts. On April 27, 2022, we, together with Osaka prefecture/city and our partners at ORIX, submitted an Area Development Plan to Japan’s central government.

•On October 29, 2021, MGP acquired the real estate assets of MGM Springfield from us for cash consideration of $400 million and MGM Springfield was added to the master lease with MGP. Transactions with MGP, including transactions under the master lease with MGP, have been eliminated in our consolidation of MGP.

•On April 29, 2022, we completed a series of transactions with VICI Properties, Inc. (“VICI”) and MGP whereby VICI acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we received 1.366 units of VICI Properties OP LLC (“VICI OP”) in exchange for each MGP OP unit held by us. In connection with the exchange, VICI OP redeemed the majority of our VICI OP units, with us retaining an approximate 1% ownership interest in VICI OP. MGP’s Class B share that was held by us was cancelled. We no longer hold a controlling interest in MGP and deconsolidated MGP upon the closing of the VICI Transaction. Refer to Note 4 for further discussion of the VICI Transactions. In connection with the VICI Transaction, we entered into an amended and restated master lease with VICI. Refer to Note 11 for further discussion of the lease.

•On May 17, 2022, we acquired the operations of The Cosmopolitan of Las Vegas (“The Cosmopolitan”) for cash consideration of $1.625 billion, plus working capital adjustments for a total purchase price of approximately $1.7 billion. Additionally, we entered into a lease agreement for the real estate assets of The Cosmopolitan. See Note 4 and Note 11 for discussion of the transaction and lease, respectively.

•On September 7, 2022, we acquired LeoVegas through a tender offer at a cash price of SEK 61 per share, for a total fair value of equity interests acquired of approximately $556 million, inclusive of cash settlement of equity awards. See Note 4 for discussion of this transaction.

•On December 16, 2022, we were awarded a new gaming concession, which permits the operation of games of chance or other games in casinos in Macau, commencing on January 1, 2023.

•On December 19, 2022, we completed the sale of the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. ("Hard Rock") for cash consideration of $1.075 billion, subject to certain purchase price adjustments. At closing, the master lease with VICI was amended to remove The Mirage and reflect a $90 million reduction in annual cash rent. Refer to Note 4 for further discussion of this transaction.

•On February 15, 2023, we completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business, for cash consideration of $450 million, subject to certain purchase price adjustments. At closing, the master lease with VICI was amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. Refer to Note 4 for further discussion of this transaction.

For additional information relating to our acquisitions, divestitures, venture transactions, and other arrangements, including those referred to above, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the notes to our consolidated financial statements specified above.

Impact of COVID-19. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of our business and key performance indicators — Impact of COVID-19” for more information about the effect of the COVID-19 pandemic on our business and our recovery. For a discussion of the risks to our business resulting from COVID-19, see “Item 1A. Risk Factors — Risks Related to Our Business, Industry, and Market Conditions.”

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as all of our casino resorts, except as otherwise described related to the impact of COVID-19, typically operate 24 hours a day, every day of the year, with the exception of Empire City, which operates 20 hours a day, every day of the year, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the timing of entertainment and sports events, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. Our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We also lease space to third-party retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2022, we have three reportable segments: Las Vegas Strip Resorts, Regional Operations, and MGM China, as generally described below. See Note 17 for detailed financial information about our reportable segments.

Las Vegas Strip Resorts and Regional Operations
Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara) (upon its acquisition in September 2021), Bellagio, The Cosmopolitan (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).
Regional Operations. Regional Operations consists of the following casino resorts: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi (until its disposition in February 2023); Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York; and MGM Northfield Park in Northfield Park, Ohio.

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

Our casino operations feature a variety of slots and table games. In addition, we provide our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere.

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and holds the related gaming concession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Although visitation during 2020, 2021, and 2022 was significantly reduced by the COVID-19 pandemic, we expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations, which are conducted under a gaming concession held by MGM Grand Paradise, a subsidiary of MGM China. Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires.

Corporate and Other

We have additional business activities including LeoVegas, our investments in unconsolidated affiliates, including BetMGM, and certain other corporate and management operations.

Customers and Competition

Our properties operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, iGaming and other forms of legalized gaming in the United States and internationally. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors — Risks Related to our Business, Industry, and Market Conditions — We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows.”

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
•Investing in digital offerings and opportunities domestically and abroad; and
•Developing distinctive and memorable marketing, promotional and customer loyalty programs.

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

MGM China

The Macau gaming market has historically had three primary customer bases: VIP gaming operations, main floor gaming operations and slot machine operations. VIP gaming at MGM China is conducted through the use of special purpose nonnegotiable gaming chips. The nonnegotiable chips allow us to track the amount of wagering conducted to determine VIP gaming play. VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue. Main floor players do not receive commissions. We have focused our business on main floor gaming operations and, accordingly, VIP gaming operations were not a significant source of revenue in 2022 and we do not expect VIP gaming operations to be a significant source of revenue in future years. The majority of MGM China's casino revenue has been provided by main floor gaming operations in recent years and we expect this customer base will be the primary source of growth in the future. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion and MGM Cotai Emerald Villa to attract ultra-high end customers.

In December 2021, we suspended operations with our primary gaming promoters indefinitely. Prior to December 2021, we had externally sourced VIP gaming play through external gaming promoters who assisted VIP players with their travel and entertainment arrangements. Gaming promoters purchased special purpose nonnegotiable gaming chips and, in turn, they sold these chips to their players. Gaming promoters were compensated through payment of revenue-sharing arrangements based on a percentage of the gross table games win and through payment of a percentage of rolling chip turnover. They also received an allowance based on a percentage of the table games turnover they generated, which could be applied to hotel rooms, food and beverage and other discretionary customer-related expenses. Gaming promoter commissions were recorded as a reduction of casino revenue.

Our key competitors in Macau include five other gaming concessionaires. We also encounter competition from major gaming centers located in other areas of Asia and around the world including, but not limited to, Singapore, South Korea, Vietnam, Cambodia, the Philippines, Australia, and Las Vegas.

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

MGM Rewards, our customer loyalty program, is a tiered program and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. As members advance through tiers, a host of member benefits are unlocked including priority access, exclusive events and experiences, and the opportunity to redeem MGM Rewards for hotel stays, food and beverage, and other MGM Resorts experiences. We also offer the Golden Lion Club for gaming focused customers, in addition to M life Rewards, at MGM China. The structured rewards systems based on member value and tier level ensure that customers can progressively access the full range of services that the resorts provide. Our loyalty programs focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend.

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

In order to achieve our vision of becoming the world's premier gaming entertainment company, we developed our strategic plan, which centers on five pillars:
•Strong People and Culture. Recruit, develop and retain the best talent. Foster a culture of diversity and inclusion. Invest in the employee experience.
•Customer-Centric Model. Leverage a customer-centric model reinforced by a strong brand and deep customer insights to provide unmatched entertainment experiences for our guests and drive top-line growth.
•Operational Excellence. Operating model refinement to diversify business mix, maximize operating efficiencies and expand margins. Enhancement of digital capabilities to strengthen customer loyalty.
•Disciplined Capital Allocation to Maximize Shareholder Value. Pursuit of targeted, attractive ROI opportunities that align to our strategic vision. Focus on shareholder returns. Fortify balance sheet.
•Gaming Entertainment. Innovate our gaming entertainment product to drive continued premium positioning and competitive differentiation. Distribute our product offering to serve the broadest total addressable market possible.

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

We regularly evaluate targeted opportunities that provide an attractive return on investment in domestic and international markets, including the ownership, management and operation of gaming facilities and accessing new markets for iGaming and online sports betting, including our acquisition of LeoVegas. We also leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities.

We continue to maximize the benefits of our operating model by driving optimization of our Centers of Excellence and enabling best in class operations through adjustments within corporate and property business units. In addition, we have implemented several improvement and cost cutting initiatives comprised of labor, sourcing, and revenue programs that have further improved our operating model and have positioned us as a stronger company.

We have continued to focus on our key growth opportunities of developing an integrated resort in Japan, investing in BetMGM, investing in international digital opportunities through our acquisition of LeoVegas, and exploring a full-scale commercial gaming opportunity in New York. In September 2021, we, together with our venture partner, ORIX, were selected by Osaka as the region’s integrated resort partner. This selection marks an important step in our long-term bid to develop one of Japan’s first integrated casino resorts. In April 2022, we submitted an area development plan to the central government and are currently awaiting a decision. As it relates to BetMGM, we believe that BetMGM is positioned as a long-term leader in the U.S. online sports betting and iGaming industries. As part of our commitment to the success of BetMGM, we have integrated our MGM Rewards program with BetMGM and have BetMGM branded on-property sportsbooks and kiosks to drive higher value customers at lower acquisition costs through a robust omni-channel strategy. Further, we continue to explore bringing full-scale commercial gaming to Empire City in New York. In January 2023, a request for application for three downstate commercial gaming licenses was released, to which we expect to respond.

Technology

We believe technology, digital and advanced data science/analytics capabilities are critical to optimizing customer experience and loyalty, employee productivity and engagement, operational efficiency and revenue growth. We are focused on using these capabilities to achieve specific goals of creating ‘only at MGM’ differentiation through unique content and experiences, establishing a perennial engagement with our guests for increased loyalty, digital diversification through enhanced e-commerce and seamless integration of the physical integrated resorts business with digital casino and sports betting businesses, creating cross-property experiences and promotions in Las Vegas to provide much better value to the consumer, enhancing our data driven decisioning capabilities in all aspects of our business for faster decision making, and optimizing our operations and employee productivity and experience through digitization. Additionally, this year we have deployed a new loyalty technology platform that allows customers to earn points through gaming and non-gaming activities, and we have enabled bundling technology capabilities to sell packages customized to a customer segment.

Environmental Sustainability

At MGM Resorts, we have had a long-standing commitment to environmental and social responsibility. For over a decade, we have had a dedicated board committee focused on Corporate Social Responsibility (“CSR”). In 2019, we had bolstered governance of these areas by uniting our key pillars of Diversity, Equity and Inclusion, Philanthropy and Community Engagement and Environmental Sustainability under one Executive Committee-level leader who manages the MGM Resorts Social Impact and Sustainability Center of Excellence, reports directly to the Chief Executive Officer and President, and serves as liaison to the CSR and Sustainability board committee. This leader also oversees the Human Resources function, and is thus able to integrate Environmental, Social and Governance (“ESG”) considerations more deeply into the core culture of our organization through proactive management of our human and social capital initiatives.

ESG Reporting

Throughout 2022, we continued our progress on key ESG initiatives and enhanced our disclosures, supporting our commitment to MGM’s Focused on What Matters platform and the UN Sustainable Development Goals. Our most recent Social Impact & Sustainability Report built on the robust disclosures of 2021 to illustrate progress across our public social impact and sustainability goals, and we expect to publish a new report in 2023 detailing progress made in 2022.

Our reporting in 2022 contributed to the growing list of disclosures and frameworks to which we align with our first Task Force on Climate-related Financial Disclosures report (published in May 2022). This report adds to our work to publish disclosures aligned with the Global Reporting Initiative and Sustainability Accounting Standards Board Hotels & Lodging and Casinos & Gaming Sector Standards. As our catalog of reports aligned to leading ESG frameworks has grown, we have updated our website to efficiently present these disclosures and policies at mgmresorts.com/esg. The content on this website is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K.

Energy & Carbon

The year ended December 31, 2022 was the first full calendar year of operation for our Mega Solar Array (“Mega Array”) which, on average, has met or exceeded our production expectations. We believe that the solar energy produced by the Mega Array will play a key role in meeting our climate goals:

•45% reduction in Scope 1 & 2 carbon emissions intensity (pounds of carbon dioxide equivalent per square foot; 2007 baseline) by 2025;
•50% reduction in absolute Scope 1 & 2 carbon emissions (metric tons of carbon dioxide equivalent; 2019 baseline) by 2030; and
•100% renewable electricity purchased in U.S. and 80% purchased globally by 2030.

In addition, we have committed to reduce its value chain emissions with a goal to reduce carbon emissions across our significant Scope 3 categories by 30% by 2030.

Water

We are committed to using water responsibly across our operations and supply chain and we aim to drive long-term water efficiency by optimizing water systems and implementing water conservation measures. In 2022, we developed a global water policy to codify our commitment to water stewardship and a strategic framework for addressing water use. In addition, we enhanced our water-related disclosures by participating in the 2022 CDP Water Security Questionnaire and achieved an “A”, CDP’s highest score.

Trademarks

Our principal intellectual property consists of trademarks for, among others, Aria, Vdara, Bellagio, The Cosmopolitan, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Beau Rivage, Empire City, and LeoVegas, all of which have been registered or allowed in various classes in the United States and Europe, as applicable. In addition, we have also registered or applied to register numerous other trademarks, such as The Mirage, in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold the following core values: Captivate Our Audience, Inspire Excellence, Champion Inclusion, and Win Together, to create an engaged and diverse workforce. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals. Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship and management development programs. In response to labor demands and agile staffing requirements, we have significantly streamlined our recruitment processes for faster sourcing and recruitment to meet business and operational needs.

Growth and Development

We invest significant resources to develop the talent needed, now and in the future, to continue to be a premier employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities and we support the long-term career aspirations of our employees through education and professional/personal development. We continue to introduce new learning and development initiatives focused on a broad range of employee segments. We offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to allow employees to earn a degree online free of charge for all credit hours. Over the past year we have introduced several new talent management and development initiatives including a sabbatical program for our director level and above employees and enhanced employee recognition and onboarding programs applicable across all levels.

Diversity, Equity, and Inclusion (“DE&I”)

Our approach to DE&I is anchored by our corporate and people strategies and a social impact and sustainability approach that centers on embracing humanity. A comprehensive framework lays out four strategic pillars to guide our work: invest in people; build an inclusive culture; grow business and customer engagement and supplier diversity; and enhance marketplace leadership and community relations. As part of our commitment, we have committed to the following four long-range 2025 goals: (1) ensure that all employees have equal access to leadership opportunities, (2) spend at least 10% of our biddable procurement with diverse suppliers, (3) expand our Supplier Diversity Mentorship Program to achieve 150 graduates and (4) train 100% of management employees on social impact and sustainability policies and goals. In connection with each goal, we have established robust key performance indicators, which are tracked and published in our annual Social Impact and Sustainability Report and reviewed internally with management and our CSR & Sustainability Committee of the Board of Directors. In addition, we have detailed internal Human Capital workforce reports, which include demographic and diversity data, and are reviewed with the CSR & Sustainability Committee of the Board, executive management, and leadership teams on a regular basis.

Internally, we use multiple channels to facilitate communication and to continuously advance one of our core values, Champion Inclusion. The channels include but are not limited to open forums with executives, employee engagement surveys with detailed action planning, and employee network groups.

Work in the area of diversity, equity, and inclusion is advanced through a range of programs and initiatives which include employee education and training, community partnerships, recruitment and talent development, advocacy, engagement and outreach and through internal groups like our Supplier Diversity and ESG task forces. Responsibility is driven and led by our Chief People, Inclusion and Sustainability Officer, who reports directly to the Chief Executive Officer and President, and is supported by a centralized Diversity and Inclusion team and the Human Resources department.

Health, Safety, and Wellness

To promote our culture of overall employee health and wellness we provide benefits, tools and resources to help maintain or improve physical, emotional, and financial health. We continue to align benefit offerings to the needs of a diverse workforce across an expanded regional presence and leverage innovative digital solutions to expand access to health and wellness resources, including the recent launch of the World of Wellbeing (WOW), our holistic approach that focuses on the whole person. In addition, in 2022, we continued to ensure our employees’ continued health, safety, and wellness in response to COVID-19.

Community Engagement and Philanthropy

Our philanthropic focus centers around: Embracing Humanity and Protecting the Planet. We organize our major programs and initiatives under the pillars of caring for one another and investing in our communities. We established the MGM Resorts Foundation in 2002 as an engagement opportunity for employees to contribute to charitable causes, which provides two types of grants (1) the Employee Emergency Grant, which benefits our employees, and (2) the Community Grant, which benefits local communities. We endeavor to care for our communities through volunteerism and philanthropy and encourage all our employees to volunteer through a variety of programs. In addition, we offer opportunities for our employees to give back to their communities, including through programs such as VolunteerREWARDS, which provides employees with opportunities to earn grant money to the non-profit of choice based on volunteer hours.

Employees and Labor Relations

As of December 31, 2022, we had approximately 46,000 full-time and 18,000 part-time employees domestically. In addition, we had approximately 10,000 and 1,000 employees at MGM China and LeoVegas, respectively. We had collective bargaining agreements with unions covering approximately 38,000 of our employees as of December 31, 2022. Collective bargaining agreements covering multiple bargaining units at our Regional Operations and Las Vegas Strip Resorts are scheduled to expire in 2023. This includes agreements with the Local Joint Executive Board of Las Vegas for eight of our Las Vegas Strip resorts and covering approximately 22,000 bargaining unit employees in Las Vegas; those agreements are scheduled to expire May 31, 2023. Additionally, collective bargaining agreements covering all bargaining units at Beau Rivage in Mississippi, two bargaining units at MGM Grand Detroit, the front services, parking, warehouse and facilities bargaining units at MGM National Harbor, transportation bargaining units in Las Vegas, all bargaining units at MGM Northfield Park, and a number of smaller bargaining units in both Las Vegas and regional resorts are expiring in 2023. Negotiations for successor contracts will be scheduled with our employees’ collective bargaining representatives as contract expiration dates approach and will continue throughout 2023. As of December 31, 2022, none of the employees of MGM China or LeoVegas are part of a labor union and the MGM China resorts and LeoVegas are not party to any collective bargaining agreements.

Government Regulation and Licensing

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos and our online operations are subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located or operates. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2022 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of COVID-19 on our business, expectations regarding the impact of macroeconomic trends on our business, our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan and investments we make in online sports betting and iGaming, our expectations regarding our intent to respond to the request for application for a downstate commercial gaming license in New York, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, our ability to achieve the benefits of our cost savings initiatives, amounts projected to be realized as deferred tax assets, and our ability to achieve our public social impact and sustainability goals. The foregoing is not a complete list of all forward-looking statements we make.

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
•the fact that we suspended our payment of ongoing regular dividends to our stockholders, and may not elect to resume paying dividends in the foreseeable future or at all;
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
•the possibility that we may not achieve our ESG related goals or that our ESG initiatives may not result in their intended or anticipated benefits;
•extreme weather conditions or climate change may cause property damage or interrupt business;
•water scarcity could negatively impact our operations;
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
•disruptions in the availability of our computer systems, through cyber-attacks or otherwise, which could impact our ability to service our customers and adversely affect our sales and the results of operations;
•the global COVID-19 pandemic has continued to materially impact MGM China’s business, financial results and liquidity, and such impact could worsen and last for an unknown period of time;
•restrictions on our ability to have any interest or involvement in gaming businesses in mainland China, Macau, Hong Kong and Taiwan, other than through MGM China;
•the ability of the Macau government to (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession in 2032; and
•the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.

Any forward-looking statement made by us in this Form 10-K or our 2022 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 24, 2023, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	65	Chief Executive Officer and President
Corey I. Sanders	59	Chief Operating Officer
Jonathan S. Halkyard	58	Chief Financial Officer and Treasurer
John M. McManus	55	Chief Legal and Administrative Officer and Secretary
Gary M. Fritz	49	President, MGM Resorts International Interactive

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

Mr. McManus has served as Chief Legal and Administrative Officer and Secretary since September 2022. He served as Executive Vice President, General Counsel and Secretary from July 2010 to August 2022, as Acting General Counsel from December 2009 to July 2010, as a senior member of the Company’s Corporate Legal Department from July 2008 to December 2009, and he served as counsel to various MGM operating subsidiaries from May 2001 to July 2008.

Mr. Fritz has served as President, MGM Resorts International Interactive since October 2022. From November 2021 until October 2022, he served as Managing Director, Digital Mergers & Acquisitions. Prior to joining the Company, Mr. Fritz served as the sole member of Amanogawa, LLC, a consulting services company he owned. From 2020 until 2022, Amanogawa, LLC was retained by IAC to help lead and manage its interests in the gaming sector. He served as the President and Chief Growth Officer for TripAdvisor, Inc. from 2016 to 2020.

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

Risks Related to Our Substantial Financial Commitments

•Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide on the indebtedness of Bellagio BREIT Venture and VICI BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations.
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

Risks Related to Our Business, Industry, and Market Conditions

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
•We have suspended our payment of ongoing regular dividends to our stockholders, and may not elect to resume paying dividends in the foreseeable future or at all.
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
•Water scarcity could negatively impact our operations.

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

Risks Related to Our Macau Operations

•The global COVID-19 pandemic has continued to materially impact MGM China’s business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.
•We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China.
•The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession in 2032.
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

Risks Related to Our Substantial Financial Commitments

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments and guarantees we provide of the indebtedness of Bellagio BREIT Venture and VICI BREIT Venture could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2022, we had approximately $8.8 billion of principal amount of indebtedness outstanding on a consolidated basis, including $4.2 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture and VICI BREIT Venture, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, for which the non-gaming commitment is subject to increase if market-wide Macau annual gross gaming revenue reaches a specified level. There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, including any increased investment amounts to the extent they are triggered in the future, or that it would be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government. See “—Risks Related to Our Macau Operations—The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession in 2032.”

Moreover, our businesses are capital intensive. For our owned, leased and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM as a leader in online sports betting and iGaming, investments in the growth of our international digital gaming business, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures. Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates and subsidiaries (including MGM China), and borrow under our senior credit facility or incur new indebtedness. If regional and national economic conditions deteriorate, including in connection with a recession, revenues from our operations could decline as consumer spending levels decrease and we could fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other restrictive covenants in our debt and lease instruments. If we fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other covenants in our debt and lease instruments, we cannot assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional debt on terms favorable to us, or at all.

In addition, we have a significant amount of indebtedness maturing in 2023, and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

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

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness. Any default under our senior credit facility or the indentures could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt and other financial commitments.

In addition, MGM China has issued debt securities and is a borrower under credit facilities, all of which contain covenants that restrict the borrower’s ability to engage in certain transactions, require MGM China to satisfy certain financial covenants and impose certain operating and financial restrictions on MGM China and its subsidiaries. These restrictions include, among other things, limitations on MGM China’s ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes. We are required to make annual rent payments of $1.7 billion, in the aggregate, under the triple-net lease agreements, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. In addition, each of the leases obligates us to comply with certain financial covenants which, if not met, will require us to deposit cash collateral or issue letters of credit for the benefit of the applicable landlord equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the leases may:

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

Risks Related to Our Business, Industry, and Market Conditions

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

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere are enacted, including the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain areas in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or iGaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires open additional facilities, we would face increased competition. Similarly, as a result of Macau’s Gaming Inspection and Co-ordination Bureau increasing scrutiny and restrictions imposed on gaming promoters, we along with certain other casino operators in Macau, suspended our primary gaming promoters, which has led to substantial declines in revenues from gaming promoters. As a result, we expect competition for the mass market segment amongst Macau operators will grow and if we are unable to maintain and further develop our mass market business and replace revenue previously obtained through use of gaming promoters, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio, MGM Grand Las Vegas, and The Cosmopolitan may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition, including continued or increased inflationary pressures, affecting consumers, corporations, or the supply chain, generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. In addition, adverse market conditions may impact the labor market and cause disruptions to the global supply chain. If we are unable to hire and retain sufficient employees to operate our properties or procure necessary supplies, our business, results of operations and reputation could be negatively impacted.

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
Furthermore, our operations in Macau may be impacted by competition for limited labor resources and our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of the opening of new developments in Macau. While we seek employees from outside of Macau to adequately staff our resorts, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase. Finally, because additional gaming or non-gaming projects have commenced operations and other projects are under construction, the existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of customers visiting Macau, the desirability of Macau as a travel destination, as well as the results of operations at our developments in Macau, could be negatively impacted.

We have suspended our payment of ongoing regular dividends to our stockholders, and may not elect to resume paying dividends in the foreseeable future or at all. On February 8, 2023, we announced that our Board of Directors had determined to suspend our ongoing regular dividends in order to focus on our preferred method of returning value to shareholders through our share repurchase plan. Our future resumption of dividend payments, if any, would be subject to the sole discretion of our Board of Directors, and our ability to pay any dividends in the future could be limited by a variety of factors, including our holding company structure, existing and future debt agreements entered into by us or our subsidiaries, state law requirements, our future liquidity position, potential alternative uses of cash, general economic conditions and expected future financial results, in addition to other factors, some of which may be beyond our control. Accordingly, there can be no assurance that we will resume paying dividends in the foreseeable future or at all, which could adversely affect the market price of our common stock.

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

Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices, lower demand, or otherwise, can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or the outbreak of infectious diseases. We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act or other acts of violence, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows. In addition, the outbreak of infectious diseases, such as COVID-19, may severely disrupt domestic and international travel.

Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against physical loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

Co-investing in properties or businesses, including our investment in BetMGM, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. Furthermore, the occurrence of risks that adversely affect the businesses of our joint ventures or other unconsolidated affiliates could reduce the value of our investments in such entities, impair their ability to make any potential future distributions to us or require that we make additional capital contributions to them. The shared nature of control over such ventures may limit our ability to directly manage these risks.

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

For example, we share control of BetMGM with Entain with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, including with respect to the amount and timing of capital contributions. If we and Entain are unable to support the future funding of BetMGM, then BetMGM may not have the resources to execute on the development or implementation of its strategies, including funding efforts to increase its market share, which could result in us not receiving the anticipated benefits from our investment. Finally, if we are awarded a concession to develop an integrated casino resort in Japan, we would do so in a consortium with ORIX and other local investors. As a result, we could be subject to additional risks related to being unable to directly control development activities or the timing of development completion, which may impact our ability to complete the project on our anticipated timeline, or at all, or within the agreed upon specifications.

Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects. Although our business model is primarily asset-light, we intend to continue to evaluate opportunities for future construction, development or expansion projects. Any of our future construction, development or expansion projects, such as our proposed integrated resort in Japan and the potential for full-scale commercial gaming at Empire City, will be subject to a number of risks, including:

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

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event. Furthermore, our leases covering the MGM Grand Las Vegas & Mandalay Bay, Bellagio, Aria & Vdara, and The Cosmopolitan all require us to maintain specified insurance coverage. We cannot assure you that we will continue to be able to obtain the types and limits of insurance coverage required by these leases and, to the extent such required insurance coverage cannot be obtained at commercially reasonable cost or at all, then we would need to obtain amendments to the leases or face a default by the applicable tenant under the lease, which could have material adverse effect on our business.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2022, approximately 38,000 of our employees are covered by collective bargaining agreements. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2023. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, California enacted a comprehensive privacy law, known as the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020 and provides some of the strongest privacy requirements in the United States. The CCPA was amended by the California Privacy Rights Act with the changes going into effect in 2023. In addition, new privacy requirements will go into effect in 2023 in Colorado, Connecticut, Utah, and Virginia. Outside the United States, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, which became fully enforceable in May 2018, that provides data subjects with significant privacy-related rights and imposes operational and compliance requirements on organizations with significant penalties for non-compliance. Other jurisdictions including Canada and China have also amended or adopted new privacy laws and/or requirements which often include similar requirements and obligations. There may be risks and uncertainties associated with these and other privacy laws and regulations including their interpretation and implementation, as well as the potential extraterritorial effect of certain privacy laws and regulations.

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

Furthermore, such extreme weather conditions may result in reduced availability or increased price volatility of certain critical supplies, may interrupt or impede access to our affected properties, and may cause visits to our affected properties to decrease for an indefinite period. Additionally, many states and municipalities have begun to adopt laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures on our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, results of operations, cash flows or business.

Water scarcity could negatively impact our operations. Water is critical to the prosperity of the communities we serve and the ecosystems in which we operate. Water is also a limited resource in many parts of the world, including Las Vegas where the majority of our properties are located. Water availability is facing unprecedented challenges from overexploitation, the effects of climate change, and increasing demand for food and other consumer and industrial products whose manufacturing processes require water. As the demand for water continues to increase in the areas in which we operate, and as water becomes scarcer and the quality of available water deteriorates, our operations may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability.

Risks Related to Legal and Regulatory Matters and Changes in Public Policy

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming operations is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates or subsidiaries in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. Furthermore, our iGaming and online sports betting initiatives may be particularly subject to risks related to potential changes in the regulatory and enforcement environment as a result of the continued development of regulatory schemes in this industry in the U.S. and internationally. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.1 to this Annual Report on Form 10-K.

Further, our directors, officers, key employees and investors in our properties and iGaming and online sports betting initiatives must meet approval standards of certain state and foreign regulatory authorities. If such regulatory authorities were to find such a person or investor unsuitable, we would be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest. Regulatory authorities may also conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. Certain public and private issuances of securities, borrowings under credit agreements, guarantees of indebtedness and other transactions also require the approval of certain regulatory authorities.

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

If the jurisdictions in which we operate increase gaming taxes and fees, as well as other taxes and fees, our results could be adversely affected. Federal, state and local authorities domestically and internationally raise a significant amount of revenue through taxes and fees, including taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming or other taxes, the imposition of new taxes or changes to tax laws that result in increased taxes to us. If the jurisdictions in which we operate were to increase taxes, impose new taxes or change existing tax laws, our financial condition and results of operations could be materially adversely affected.

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

Risks Related to Our Macau Operations

The global COVID-19 pandemic has continued to materially impact MGM China’s business, financial results and liquidity, and such impact could worsen and last for an unknown period of time. Our properties in Macau were open during the first half of 2022, however, gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards. On October 30, 2022, a COVID-19 case was identified as connected to MGM Cotai. All guests and staff were isolated until November 1, 2022 and all gaming, hotel, restaurant, and retail operations were suspended with limited operations expected to resume beginning November 3, 2022. More broadly, electronic applications for individual and group travel visas to Macau resumed on November 1, 2022, however, certain travel and entry restrictions in Macau and mainland China remained in place at the time, including COVID-19 testing and certain quarantine requirements, which significantly impacted visitation to our Macau properties. Beginning in December 2022, Macau and mainland China started unwinding testing and quarantine requirements as well as travel and entry restrictions associated with the “dynamic zero” COVID-19 policy. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result in place until February 6, 2023 when all remaining COVID-19 travel restrictions were removed. Although COVID-19 measures have not been reimplemented to date, the extent and timing of further closures of MGM China’s properties, limitations of operations, or whether further travel restrictions to or from Macau will be reimplemented is uncertain if there is an increase or continued spread of COVID-19.

The extent to which the COVID-19 pandemic and new variants continue to impact our business, results of operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess. In addition, we may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of health and safety compliance. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but it may continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. In connection with the gaming concession, we entered into a Third Renewed Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”), pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (ii) the last day of MGM Grand Paradise's concession for operation of casino games (or any extension thereof); or (iii) the date when our ownership of MGM China shares is less than 15% of the then-issued share capital of MGM China.

The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession in 2032. The Macau government has the right to unilaterally terminate the concession for endangering the national security of China or Macau by MGM Grand Paradise, failure of MGM Grand Paradise to perform its obligations, for the public interest or lack of appropriate qualifications of MGM Grand Paradise under the gaming law. From the eighth year of MGM Grand Paradise’s concession, the Macau government may redeem the concession by providing MGM Grand Paradise with at least one year of advance notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to reasonable and fair damages or indemnity. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment, with the exception of those which have been temporarily transferred to MGM Grand Paradise by the Macau government for use in accordance with the concession contract, would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the concession contract in a way that satisfies the requirements of the Macau government.

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, with a committed investment amount of MOP 16.7 billion (approximately $2.1 billion as of December 31, 2022), of which MOP 15 billion (approximately $1.9 billion as of December 31, 2022) is in non-gaming projects, and which is subject to increases of up to 20% in future years in the event that market-wide Macau annual gross gaming revenue reaches MOP 180 billion (approximately $22.4 billion as of December 31, 2022). There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, or that it will be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government.

Furthermore, under the concession contract, MGM Grand Paradise is obligated to comply with any laws and regulations that the Macau government might promulgate in the future. We cannot assure you that MGM Grand Paradise will be able to comply with these laws and regulations or other requirements of MGM Grand Paradise’s concession contract, or that these laws and regulations or other requirements would not adversely affect our ability to construct or operate our Macau businesses. If any disagreement arises between MGM Grand Paradise and the Macau government regarding the interpretation of, or MGM Grand Paradise’s compliance with, a provision of the concession contract, MGM

Grand Paradise will be relying on a consultation and negotiation process with the Macau government. During any consultation or negotiation, MGM Grand Paradise will be obligated to comply with the terms of the concession contract as interpreted by the Macau government. Currently, there is no precedent concerning how the Macau government will treat the termination of a concession upon the occurrence of any of the circumstances mentioned above. The loss of the concession would require us to cease conducting gaming operations in Macau, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the concession contract expires on December 31, 2032. We cannot assure you that MGM Grand Paradise will be able to obtain an extension of the concession contract upon its expiration or be awarded a new gaming concession on terms favorable to MGM Grand Paradise or at all. We cannot provide any assurances on the terms associated with any potential future extension, which could include additional fees or other financial commitments that may have an adverse impact on the financial position of MGM Grand Paradise. We also cannot assure you that if the concession is redeemed by the Macau government, the compensation paid to MGM Grand Paradise will be adequate to compensate for the loss of future revenues.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We have provided certain information below about our resorts as of December 31, 2022.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage(1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip Resorts:
Aria(4)	5,497	145,000	1,246	141
Bellagio	3,933	157,000	1,284	151
The Cosmopolitan	3,082	112,000	1,300	110
MGM Grand Las Vegas (5)	6,731	144,000	1,303	97
Mandalay Bay (6)	4,750	154,000	1,009	69
Luxor	4,397	104,000	805	48
Excalibur	3,981	96,000	909	42
New York-New York	2,024	81,000	878	54
Park MGM (7)	2,898	67,000	761	64
Subtotal	37,293	1,060,000	9,495	776
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (8)	400	147,000	2,692	151
Beau Rivage (Biloxi, Mississippi)	1,739	90,000	1,455	78
Gold Strike Tunica (Tunica, Mississippi)	1,109	59,000	1,149	61
Borgata (Atlantic City, New Jersey)	2,767	218,000	2,493	163
MGM National Harbor (Prince George's County, Maryland) (9)	308	154,000	2,086	157
MGM Springfield (Springfield, Massachusetts)(10)	240	106,000	1,469	48
MGM Northfield Park (Northfield, Ohio)	—	74,000	1,533	—
Empire City (Yonkers, New York)	—	137,000	4,562	—
Subtotal	6,563	985,000	17,439	658
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	585	251,000	926	294
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,418	264,000	934	258
Subtotal	2,003	515,000	1,860	552
Grand total	45,859	2,560,000	28,794	1,986

(1)Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area, such as lounges.
(2)Includes slot machines, video poker machines and other electronic gaming devices in service.
(3)Includes blackjack (“21”), baccarat, craps, roulette and other table games in service; does not include poker.
(4)Includes 1,495 condominium-hotel units at Vdara, which are predominantly utilized as company-owned hotel rooms.
(5)Includes 1,728 rooms at The Signature at MGM Grand Las Vegas.
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

There were approximately 3,143 record holders of our common stock as of February 22, 2023.

Dividend Policy

We implemented a dividend program in February 2017 pursuant to which it has paid regular quarterly dividends. In the second quarter of 2020, we reduced our annual dividend to $0.01 per share in light of the impact of the COVID-19 pandemic on our operations at that time. We maintained an annual dividend of $0.01 per share throughout 2022. On February 8, 2023, we announced that the Board of Directors has determined to suspend the ongoing dividends in light of our current preferred method of returning value to shareholders through our share repurchase plan. To the extent we determine to reinstate the dividend in the future, the amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below.

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases of our common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (In thousands)
October 1, 2022 — October 31, 2022	5,727,219	$31.74	5,727,219	$645,485
November 1, 2022 — November 30, 2022	1,259,233	$33.65	1,259,233	$603,108
December 1, 2022 — December 31, 2022	3,700,000	$34.61	3,700,000	$475,049

In March 2022, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan and in February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended December 31, 2022 were purchased pursuant to our publicly announced stock repurchase plans and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2017 to December 31, 2022. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
MGM Resorts International
Dow Jones US Total Return
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/17	12/18	12/19	12/20	12/21	12/22

MGM Resorts International	100.00	73.85	103.16	98.55	140.40	104.93
Dow Jones US Total Return	100.00	95.03	124.62	150.05	189.81	152.98
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Dow Jones US Gambling	100.00	69.38	102.38	91.80	80.03	59.67
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2022 compared to December 31, 2021. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2021 compared to December 31, 2020 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.

Description of our business and key performance indicators

Our primary business is the operation of casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to pay rent, fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We lease the real estate assets of our domestic resorts pursuant to triple-net lease agreements and make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We also offer online gaming and sports betting through LeoVegas, our consolidated subsidiary, as well as through BetMGM, our unconsolidated affiliate.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on maintaining a strong balance sheet with adequate liquidity and returning capital to shareholders, we are also dedicated to capitalizing on strategic development or initiatives.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. While our results do not depend on key individual customers, a significant portion of our operating income is generated from high-end gaming customers, which can cause variability in our results. In addition, our success in marketing to customer groups such as convention customers and the financial health of customer segments such as business travelers or high-end gaming customers from a specific country or region can affect our results. Our results will also depend upon our ability to expand our ownership, management and operation of gaming facilities and accessing new markets for iGaming and online sports betting.

Impact of COVID-19

The spread of COVID-19 and developments surrounding the global pandemic have had a significant impact on our business, financial condition, results of operations and cash flows in 2020, 2021 and 2022 and may continue to impact our business thereafter. In March 2020, all of our domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of our properties that were temporarily closed re-opened to the public, with temporary re-closures and re-openings occurring for certain of our properties or portions thereof into the first quarter of 2021. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, our domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies. As of December 31, 2022, all of our domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

In Macau, following a temporary closure of our properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. The issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, however several travel and entry restrictions in Macau, Hong Kong and mainland China remained in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors), which significantly impacted visitation to our Macau properties.

In the third and fourth quarters of 2021, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances, certain entertainment and leisure facilities were closed throughout Macau. Gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards, with most restaurants and bars and certain retail outlets remaining closed. On October 30, 2022, a COVID-19 case was identified as connected to MGM Cotai. All guests and staff at MGM Cotai were isolated until November 1, 2022 and all gaming, hotel, restaurant, and retail operations were suspended with limited operations resumed beginning November 3, 2022.

More broadly, electronic applications for individual and group travel visas to Macau resumed on November 1, 2022, however, certain travel and entry restrictions in Macau and mainland China remained in place at the time, including COVID-19 testing and certain quarantine requirements, which significantly impacted visitation to our Macau properties. Beginning in December 2022, Macau and mainland China started to unwind testing and quarantine requirements as well as travel and entry restrictions associated with the “dynamic zero” COVID-19 policy. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result in place until February 6, 2023 when all remaining COVID-19 travel restrictions were removed.

Visitation Statistics

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2022, Las Vegas visitor volume increased 21% compared to the prior year period according to information published by the Las Vegas Convention and Visitors Authority. The Las Vegas market has had the expansion of convention center, sporting, music, and entertainment events in the current year, which have significantly impacted visitation positively among business and leisure travel.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2022, Macau visitor arrivals decreased 26% compared to the prior year period according to statistics published by the Statistics and Census Service of the Macau Government, as the current year period was more negatively affected by travel and entry restrictions in Macau than in the prior year period.

For a discussion of the risks to our business resulting from COVID-19, please see “Item 1A. Risk Factors — Risks Related to Our Business, Industry, and Market Conditions.”

Other Developments

In February 2020, we completed the MGM Grand Las Vegas and Mandalay Bay transaction pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to VICI BREIT Venture, owned 50.1% by MGP OP (now owned by VICI) and 49.9% by a subsidiary of BREIT. In exchange for the contribution of the real estate assets, MGM and MGP received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of MGP OP’s secured indebtedness assumed by VICI BREIT Venture, and MGP OP’s 50.1% equity interest in VICI BREIT Venture (now owned by VICI). In addition, MGP OP issued approximately 3 million MGP OP units to us representing 5% of the equity value of VICI BREIT Venture. We also provide a shortfall guarantee of the principal amount of indebtedness of VICI BREIT Venture (and any interest accrued and unpaid thereon). On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million. See Note 1, Note 11, and Note 12 in the accompanying consolidated financial statements for information regarding this transaction, lease agreement, and shortfall guarantee, respectively.

In connection with the MGM Grand Las Vegas and Mandalay Bay transaction, the master lease with MGP was modified to remove the Mandalay Bay property and VICI BREIT Venture entered into a lease with us for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. See Note 11 for information regarding the MGM Grand Las Vegas and Mandalay Bay lease.

Also, in January 2020, we, MGP OP, and MGP entered into an agreement for MGP OP to waive its right following the closing of the MGM Grand Las Vegas and Mandalay Bay transaction to issue MGP Class A shares, in lieu of cash, to us in connection with us exercising our right to require MGP OP to redeem the MGP OP units we hold, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and was scheduled to terminate on the earlier of February 14, 2022 or upon our receipt of cash proceeds of $1.4 billion as consideration for the redemption of our MGP OP units. On May 18, 2020 MGP OP redeemed approximately 30 million MGP OP units that we held for $700 million, or $23.10 per unit, and on December 2, 2020, MGP OP redeemed approximately 24 million of the MGP OP units that we held for the remaining $700 million, or $29.78 per unit. As a result, the waiver terminated in accordance with its terms.

In March 2021, we delivered a notice of redemption to MGP covering approximately 37 million MGP OP units that they held which was satisfied with aggregate cash proceeds of approximately $1.2 billion, using cash on hand together with the proceeds from MGP’s issuance of Class A shares. See Note 13 in the accompanying consolidated financial statements for information regarding this transaction, which eliminates in consolidation.

In September 2021, we completed the acquisition of the remaining 50% ownership interest in CityCenter for cash consideration of $2.125 billion. Upon the closing of the transaction, we own 100% of CityCenter and accordingly no longer account for our interest under the equity method of accounting, and we now consolidate CityCenter in our financial statements. See Note 4 in the accompanying consolidated financial statements for information regarding this transaction.

In September 2021, we sold the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and entered into a lease pursuant to which we lease back the real property. See Note 11 in the accompanying consolidated financial statements for information regarding this lease.

In October 2021, MGP acquired the real estate assets of MGM Springfield from us and MGM Springfield was added to the master lease with MGP. Transactions with MGP, including transactions under the master lease with MGP, have been eliminated in our consolidation of MGP.

In April 2022, we completed the VICI Transaction in a stock-for-stock transaction. In connection with the transaction, VICI OP redeemed the majority of our VICI OP units for cash consideration of $4.4 billion, with us retaining an approximate 1% ownership interest in VICI OP. MGP’s Class B share that was previously held by us was cancelled. Accordingly, we no longer hold a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. In connection with the VICI Transaction, we entered into an amended and restated master lease with VICI. See Note 4 and Note 11 in the accompanying consolidated financial statements for discussion of the transaction and lease, respectively.

In May 2022, we acquired the operations of The Cosmopolitan for cash consideration of $1.625 billion, plus working capital adjustments for a total purchase price of approximately $1.7 billion. Additionally, we entered into a lease agreement for the real estate assets of the The Cosmopolitan. See Note 4 and Note 11 in the accompanying consolidated financial statements for discussion of the transaction and lease, respectively.

In June 2022, the Macau government enacted a new gaming law that provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also includes material changes to the rights and obligations provided for under the new gaming concessions that were awarded in the public tender that concluded in December 2022, such as limiting the term of concessions to a maximum of 10 years. As a result, we reassessed the useful life of the MGM Grand Paradise gaming subconcession intangible asset and reduced the useful life to align with the contractual term of the subconcession, which expired on December 31, 2022, thereby accelerating the recognition of amortization within our statements of operations. See Note 1 and Note 7 in the accompanying consolidated financial statements for further discussion. In December 2022, we were awarded a new gaming concession, which permits the operation of games of chance or other games in casinos in Macau, commencing on January 1, 2023.

In September 2022, we acquired LeoVegas through a tender offer at a cash price of SEK 61 per share, for a total fair value of equity interests acquired of approximately $556 million, inclusive of cash settlement of equity awards. See Note 4 in the accompanying consolidated financial statements for discussion of this transaction.

In December 2022, we completed the sale of the operations of The Mirage to Hard Rock for cash consideration of $1.075 billion, subject to certain purchase price adjustments. At closing, the master lease with VICI was amended to remove The Mirage and reflect a $90 million reduction in annual cash rent. Refer to Note 4 in the accompanying consolidated financial statements for discussion of this transaction.

In February 2023, we completed the sale of the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. At closing, the master lease with VICI was amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. Refer to Note 4 in the accompanying consolidated financial statements for further discussion of this transaction.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for Baccarat and 19.0% to 23.0% for non-Baccarat; however, reduced gaming volumes as a result of the COVID-19 pandemic could cause volatility in our hold percentages; and

•Hotel revenue indicators (for Las Vegas Strip Resorts): hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the years ended December 31, 2021 and 2020 as a result of property closures due to the pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

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

Results of Operations

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net revenues	$13,127,485	$9,680,140	$5,162,082
Operating income (loss)	1,439,372	2,278,699	(642,434)
Net income (loss)	206,731	1,208,389	(1,319,907)
Net income (loss) attributable to MGM Resorts International	1,473,093	1,254,370	(1,032,724)

Certain of our properties or portions thereof were temporarily closed due to COVID-19 during the comparative period in 2021 as follows:

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

Consolidated net revenues were $13.1 billion in 2022 compared to $9.7 billion in 2021, an increase of 36%. The current year benefited from the inclusion of the net revenues of The Cosmopolitan and a full year of net revenues related to Aria, partially offset by the disposition of The Mirage. The current year was initially negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the year; however, business volumes subsequently improved at our domestic resorts with a significant increase primarily at our Las Vegas Strip Resorts over the prior year, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the COVID-19 pandemic. At MGM China, the current and prior years were significantly impacted by travel and entry restrictions in Macau with the current year being negatively affected by property closures and more significantly impacted by restrictions related to the COVID-19 pandemic compared to the prior year. As a result, net revenues at our Las Vegas Strip Resorts increased 77%, Regional Operations increased 12%, and MGM China decreased 44% compared to the prior year.

Consolidated operating income was $1.4 billion in 2022 compared to $2.3 billion in 2021, a decrease of 37%. The current year period benefited from an increase in gains from transactions and the increase in domestic business volumes discussed above, partially offset by an increase in general and administrative expense, an increase in depreciation and amortization expense, and a decrease in income from unconsolidated affiliates. Gains from transactions in the current year included a $2.3 billion net gain related to the VICI Transaction recorded in gain on REIT transactions, net, and a $1.1 billion net gain related to the sale of the operations of The Mirage recorded within property transactions, net, while the prior year benefited from the $1.6 billion net gain on consolidation of CityCenter. General and administrative expense increased $1.7 billion primarily due to an increase of rent expense of $1.1 billion related to the Aria and Vdara, VICI, and The Cosmopolitan leases, which commenced in September 2021, April 2022, and May 2022, respectively, as well as other increases, primarily in payroll costs. Depreciation and amortization expense increased $2.3 billion compared to the prior year period, due primarily to an increase of $2.5 billion in amortization expense of the MGM Grand Paradise gaming concession as a result of the change in its useful life.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Las Vegas Strip Resorts
Casino	$2,104,096	$1,549,419	$728,254
Rooms	2,729,715	1,402,712	662,813
Food and beverage	2,125,738	1,015,366	471,529
Entertainment, retail and other	1,438,823	769,688	383,189
	8,398,372	4,737,185	2,245,785
Regional Operations
Casino	2,901,072	2,721,515	1,569,193
Rooms	284,213	220,828	130,945
Food and beverage	429,188	307,750	184,153
Entertainment, retail and other, and reimbursed costs	201,412	142,270	82,880
	3,815,885	3,392,363	1,967,171
MGM China
Casino	567,573	1,057,962	565,671
Rooms	43,216	66,498	36,624
Food and beverage	49,312	68,489	40,284
Entertainment, retail and other	13,492	17,812	14,124
	673,593	1,210,761	656,703
Reportable segment net revenues	12,887,850	9,340,309	4,869,659
Corporate and other	239,635	339,831	292,423
	$13,127,485	$9,680,140	$5,162,082

Las Vegas Strip Resorts

Las Vegas Strip Resorts casino revenue was $2.1 billion in 2022, compared to $1.5 billion in 2021, an increase of 36%, due primarily to the inclusion of The Cosmopolitan and a full year of casino revenue related to Aria, partially offset by the disposition of The Mirage, and was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the current year; however, business volumes subsequently improved with a significant increase over the prior year, which was negatively affected by midweek property and hotel closures, lower travel activity, and operational restrictions due to the pandemic.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Table Games Drop	$5,804	$3,597	$2,001
Table Games Win	$1,391	$885	$470
Table Games Win %	24.0%	24.6%	23.5%
Slots Handle	$22,812	$15,089	$6,904
Slots Win	$2,127	$1,417	$649
Slots Hold %	9.3%	9.4%	9.4%

Las Vegas Strip Resorts rooms revenue was $2.7 billion in 2022, compared to $1.4 billion in 2021, an increase of 95%. The current year benefited from the inclusion of The Cosmopolitan and a full year of revenues from Aria, partially offset by the disposition of The Mirage. Although operations were initially negatively affected by the omicron variant in the early part of the year, REVPAR increased significantly due to an increase in occupancy and ADR as business volume and travel activity improved in the current year.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2022	2021	2020
Occupancy(1)	89%	74%	55%
Average Daily Rate (ADR)	$229	$173	$161
Revenue per Available Room (REVPAR)(1)	$203	$128	$88
(1)Rooms that were out of service, including full and midweek closures, during the years ended December 31, 2021 and 2020 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and REVPAR.

Las Vegas Strip Resorts food and beverage revenue was $2.1 billion in 2022, compared to $1.0 billion in 2021, an increase of 109%, and Las Vegas Strip Resorts entertainment, retail and other revenue was $1.4 billion in 2022, compared to $770 million in 2021, an increase of 87%, due primarily to the inclusion of The Cosmopolitan and a full year of revenues from Aria, partially offset by the disposition of The Mirage. The current year was initially negatively affected by the omicron variant in the early part of the year; however, business volume and travel activity subsequently improved with a significant increase over the prior year, which was negatively impacted by temporary midweek property and hotel tower closures at certain properties, lower business and travel activity, and operational restrictions related to the pandemic.

Regional Operations

Regional Operations casino revenue was $2.9 billion in 2022, compared to $2.7 billion in 2021, an increase of 7%, due primarily to table game win increasing 18% over the prior year and slots win increasing 9% over the prior year, as the prior year was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Table Games Drop	$4,469	$3,980	$2,422
Table Games Win	$933	$788	$488
Table Games Win %	20.9%	19.8%	20.1%
Slots Handle	$28,226	$25,566	$14,527
Slots Win	$2,692	$2,462	$1,405
Slots Hold %	9.5%	9.6%	9.7%

Regional Operations rooms revenue was $284 million in 2022, compared to $221 million in 2021, an increase of 29%, due to an increase in business volume and travel activity over the prior year, which was negatively affected by midweek hotel closures at certain properties and operational restrictions related to the pandemic primarily during the first quarter of 2021.

Regional Operations food and beverage revenue was $429 million in 2022, compared to $308 million in 2021, an increase of 39%, and Regional Operations entertainment, retail and other, and reimbursed costs revenue was $201 million in 2022, compared to $142 million in 2021, an increase of 42%, due primarily to increased business volume and the prior year period being negatively affected by operational restrictions related to pandemic.

MGM China

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
VIP Table Games Turnover	$2,954	$8,499	$7,015
VIP Table Games Win	$74	$272	$213
VIP Table Games Win %	2.5%	3.2%	3.0%
Main Floor Table Games Drop	$2,512	$4,509	$2,037
Main Floor Table Games Win	$572	$966	$467
Main Floor Table Games Win %	22.8%	21.4%	22.9%

MGM China net revenues were $674 million in 2022, compared to $1.2 billion in 2021, a decrease of 44%, due to the current and prior year being significantly impacted by travel and entry restrictions in Macau with the current year being negatively affected by COVID-19 related property closures and more significantly impacted by restrictions related to the COVID-19 pandemic.

Corporate and other

Corporate and other revenue in the current year includes revenues from LeoVegas, other corporate operations, and management services. In the prior year periods, corporate and other revenue also included reimbursed costs revenue related to our CityCenter management agreement (which was terminated upon the acquisition of CityCenter in September 2021).

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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Las Vegas Strip Resorts	$3,142,308	$1,738,211	$232,188
Regional Operations	1,294,630	1,217,814	343,990
MGM China	(203,136)	25,367	(193,832)
Corporate and other	(736,548)	(560,309)	(530,843)
Adjusted EBITDAR	$3,497,254

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $3.1 billion in 2022 compared to $1.7 billion in 2021, an increase of 81%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 37.4% in 2022 compared to 36.7% in 2021. The current year benefited from the increase in revenues, partially offset by increases in contribution from lower-margin non-gaming outlets and venues and promotional activities.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $1.3 billion in 2022 compared to $1.2 billion in 2021, an increase of 6%. Regional Operations Adjusted Property EBITDAR margin decreased to 33.9% in 2022 compared to 35.9% in 2021. The margin decrease was due primarily to an increase in contribution from lower margin non-gaming outlets and venues.

MGM China

MGM China’s Adjusted Property EBITDAR was a loss of $203 million in 2022 compared to Adjusted Property EBITDAR of $25 million in 2021. The decrease was due primarily the decrease in revenues, discussed above, and the current year period included an $18 million charge related to litigation reserves. License fee expense was $12 million for 2022 and $21 million in the prior year.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts on a same-store basis for the periods presented below. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Las Vegas Strip Resorts net revenues	$8,398,372	$4,737,185	$2,245,785
Acquisitions (1)	(2,226,495)	(366,879)	—
Dispositions (2)	(559,858)	(419,063)	(172,720)
Las Vegas Strip Resorts same-store net revenues	$5,612,019	$3,951,243	$2,073,065

Las Vegas Strip Resorts Adjusted Property EBITDAR	$3,142,308	$1,738,211	$232,188
Acquisitions (1)	(908,841)	(159,930)	—
Dispositions (2)	(159,267)	(122,127)	18,354
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$2,074,200	$1,456,154	$250,542
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan and Aria
(2)Excludes the net revenues and Adjusted Property EBITDAR of The Mirage

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Gain on sale of the operations of The Mirage	$(1,066,784)	$—	$—
Other property transactions, net	29,787	(67,736)	93,567
	$(1,036,997)	$(67,736)	$93,567

See Note 16 to the accompanying consolidated financial statements for discussion of property transactions, net.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CityCenter (through September 26, 2021)	$—	$128,127	$(29,753)
VICI BREIT Venture (through April 29, 2022)	51,051	155,817	136,755
BetMGM	(234,464)	(211,182)	(61,663)
Other	23,200	12,061	(2,401)
	$(160,213)	$84,823	$42,938

In June 2021, CityCenter closed the sale of its Harmon land, for which we recorded a $50 million gain within our share of operating income from unconsolidated affiliates.

In September 2021, we completed the acquisition of the remaining 50% ownership interest in CityCenter and now own 100% of the equity interest in CityCenter. Accordingly, we no longer account for our interest in CityCenter under the equity method of accounting, and we now consolidate CityCenter in our financial statements.

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in the VICI BREIT Venture.

Non-operating Results

Interest expense

The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total interest incurred	$595,692	$800,156	$679,251
Interest capitalized	(738)	(563)	(2,871)
	$594,954	$799,593	$676,380

Gross interest expense was $596 million in 2022 compared to $800 million in 2021. The decrease from the prior year period is due primarily to a decrease in debt outstanding as a result of the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP, partially offset by an increase in the debt outstanding under MGM China’s revolving credit facilities. See Note 9 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $83 million in 2022 compared to $66 million in 2021. The current and prior year included interest income of $87 million and $22 million, respectively, and a net gain on equity investments of $10 million and $28 million, respectively. The current year income was partially offset by a $12 million loss relating to interest rate swaps, while the prior year included a $39 million gain on interest rate swaps.

Income taxes

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income (loss) before income taxes	$903,799	$1,461,804	$(1,511,479)
Benefit (provision) for income taxes	(697,068)	(253,415)	191,572
Effective income tax rate	77.1%	17.3%	12.7%
Federal, state and foreign income taxes paid, net of refunds	$22,955	$43,018	$8,543

Our effective rate for 2022 was unfavorably impacted by losses in Macau that we could not benefit and an increase in state deferred tax liabilities as a result of the New Jersey income tax regulation issuance, partially offset by a decrease in Macau deferred tax liabilities resulting from the acceleration of amortization of the MGM Grand Paradise gaming subconcession and the extension of the exemption from the Macau 12% complementary tax to the end of the year as well as the impact of a decrease in state deferred tax liabilities as a result of the VICI Transaction. Our effective rate for 2021 was favorably impacted by the permanent exclusion of a portion of the gain on consolidation of CityCenter, partially offset by the unfavorable impact of losses in Macau that we could not benefit.

Cash taxes paid decreased in 2022 compared to 2021 primarily due to refunds received from carryback claims related to losses incurred in 2020.

Reportable Segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. We manage capital allocation, tax planning, stock compensation, and financing decisions at the corporate level. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP Measures

“Same-Store Adjusted Property EBITDAR” is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period and to exclude the Adjusted Property EBITDAR of disposed operating segments from the beginning of the reporting period through the date of disposition. Accordingly, we have excluded the Adjusted Property EBITDAR of The Cosmopolitan for periods subsequent to its acquisition on May 17, 2022, Aria for periods subsequent to its acquisition on September 27, 2021, and The Mirage for the periods prior to its disposition on December 19, 2022 in Same-Store Adjusted Property EBITDAR for the periods indicated, as applicable.

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

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, gain on consolidation of CityCenter, net, CEO transition expense, October 1 litigation settlement, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense related to triple-net operating leases and ground leases, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, and income from unconsolidated affiliates related to investments in real estate ventures.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense related to triple-net operating leases and ground leases. Management believes excluding rent expense related to triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense related to our triple-net operating leases and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income (loss) to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,473,093	$1,254,370	$(1,032,724)
Plus: Net loss attributable to noncontrolling interests	(1,266,362)	(45,981)	(287,183)
Net income (loss)	206,731	1,208,389	(1,319,907)
Provision (benefit) for income taxes	697,068	253,415	(191,572)
Income (loss) before income taxes	903,799	1,461,804	(1,511,479)
Non-operating (income) expense
Interest expense, net of amounts capitalized	594,954	799,593	676,380
Non-operating items from unconsolidated affiliates	23,457	83,243	103,304
Other, net	(82,838)	(65,941)	89,361
	535,573	816,895	869,045
Operating income (loss)	1,439,372	2,278,699	(642,434)
Preopening and start-up expenses	1,876	5,094	84
Property transactions, net	(1,036,997)	(67,736)	93,567
Depreciation and amortization	3,482,050	1,150,610	1,210,556
Gain on REIT transactions, net	(2,277,747)	—	(1,491,945)
Gain on consolidation of CityCenter, net	—	(1,562,329)	—
CEO transition expense	—	—	44,401
October 1 litigation settlement	—	—	49,000
Restructuring	—	—	26,025
Triple-net operating lease and ground lease rent expense	1,950,566	833,158	710,683
Gain related to sale of Harmon land - unconsolidated affiliate	—	(49,755)	—
Income from unconsolidated affiliates related to real estate ventures	(61,866)	(166,658)	(148,434)
Adjusted EBITDAR	$3,497,254

Guarantor Financial Information

As of December 31, 2022, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below. Prior to the VICI Transaction, certain of our guarantor subsidiaries accounted for the master lease with MGP as an operating lease with the rent expense reflected within the summarized financial information. Additionally, assets held for sale and liabilities related to assets held for sale associated with Gold Strike Tunica are included within current assets and other current liabilities, respectively, within the summarized financial information.

December 31, 2022
Balance Sheet	(In thousands)
Current assets	$6,733,048
Other long-term assets	28,802,794
Other current liabilities	3,892,694
Other long-term liabilities	28,285,295

Year Ended December 31, 2022
Income Statement	(In thousands)
Net revenues	$10,477,542
MGP master lease rent expense	429,065
Operating income	4,981,058
Income from continuing operations	2,589,135
Net income	1,668,214
Net income attributable to MGM Resorts International	1,668,214

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$1,756,462	$1,373,423	$(1,493,043)
Net cash provided by investing activities	2,118,181	1,543,645	2,159,304
Net cash provided by (used in) financing activities	(3,024,302)	(2,814,095)	2,103,427

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $1.8 billion in 2022 compared to $1.4 billion in 2021. The change from the prior year was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and Regional Operations discussed within the Results of Operations section above and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments.

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

Cash provided by investing activities was $2.1 billion in 2022 compared to $1.5 billion in 2021. In 2022, we received $4.4 billion in net cash proceeds related to the VICI Transaction and $1.1 billion in net cash proceeds related to the sale of the operations of The Mirage, which were partially offset by cash paid of $1.6 billion to acquire The Cosmopolitan, net of cash acquired, cash paid of $279 million in connection with the LeoVegas tender offer, net of cash acquired, cash paid of $183 million to acquire shares of LeoVegas in the open market during the tender offer period, payments of $765 million in capital expenditures, as further discussed below, contributions of $225 million to our unconsolidated affiliate, BetMGM, and $282 million in net investments in debt securities. In comparison, in the prior year period, we received $3.9 billion in net cash proceeds from the sale of the real estate of Aria and Vdara, received $107 million in net proceeds from the sale of property and equipment, primarily related to the sale of art, which were partially offset by our payments of $1.8 billion to acquire CityCenter, net of cash acquired, $491 million in capital expenditures, as further discussed below, and contributions of $225 million to BetMGM.

Capital Expenditures

In 2022, we made capital expenditures of $765 million, of which $31 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate and other entities of $734 million were primarily related to expenditures in information technology, room remodels, and convention center remodels.

In 2021, we made capital expenditures of $491 million, of which $68 million related to MGM China. Capital expenditures at MGM China included $49 million primarily related to construction of the Emerald Tower project at MGM Cotai and $19 million related to projects at MGM Macau. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $423 million were primarily related to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $3.0 billion in 2022 compared to $2.8 billion in 2021. In 2022, we had net borrowings of debt of $78 million, as further discussed below, distributed $211 million to noncontrolling interest owners, and we repurchased $2.8 billion of our common stock. In comparison, in the prior year period, we had net repayments of debt of $1.3 billion, as further discussed below, distributed $324 million to noncontrolling interest owners, and we repurchased $1.8 billion of our common stock, partially offset by net proceeds received of $793 million from the issuance of MGP's Class A shares.

Borrowings and Repayments of Long-term Debt

In 2022, we had net borrowings of debt of $78 million, which consisted of net draws of $40 million on MGP OP’s revolving credit facility, net borrowings of $884 million on MGM China’s first revolving credit facility and borrowings of $224 million on MGM China’s second revolving credit facility to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes, partially offset by the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022 at maturity, and the repayments of $30 million of LeoVegas senior unsecured notes and $40 million of LeoVegas’ revolving credit facility due to change-in-control provisions.

In 2021, we had net repayments of debt of $1.3 billion, which consisted of the repayment of the $1.7 billion outstanding on CityCenter's credit facility in full, which was assumed in the acquisition, using cash on hand, and net repayments of $407 million on MGM China’s first revolving credit facility. These repayments were partially offset by MGM China’s March 2021 issuance of $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97% and net draws of $40 million on MGP OP's revolving credit facility, of which $35 million was used in connection with MGP’s acquisition of MGM Springfield with the remainder used to fund MGP OP’s and MGP’s distribution and dividend payments. The net proceeds from MGM China’s 4.75% senior notes due 2027 issuance were used to partially repay amounts outstanding under the MGM China first revolving credit facility and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In 2022, we repurchased and retired $2.8 billion of our common stock pursuant to our stock repurchase plans. In connection with those repurchases, the February 2020 $3.0 billion stock repurchase plan was completed. As of December 31, 2022, the remaining availability under the March 2022 $2.0 billion stock repurchase plan was $475 million. Additionally, in February 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. In 2021, we repurchased and retired $1.8 billion of our common stock pursuant to our May 2018 $2.0 billion and February 2020 $3.0 billion stock repurchase plans. In connection with those repurchases, we completed our May 2018 $2.0 billion stock repurchase plan.

In March 2022, June 2022, September 2022, and December 2022, we paid dividends of $0.0025 per share, totaling $4 million for 2022. In March 2021, June 2021, September 2021, and December 2021, we paid dividends of $0.0025 per share, totaling $5 million for 2021.

MGP OP paid the following distributions to its partnership unit holders during 2022 and 2021:

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

As of December 31, 2022, we had cash and cash equivalents of $5.9 billion, of which MGM China held $860 million. In addition to the cash and cash equivalents, MGM China also had approximately $124 million of restricted cash.

At December 31, 2022, we had $8.8 billion in principal amount of indebtedness, including $1.2 billion outstanding under MGM China’s first revolving credit facility and $224 million outstanding under MGM China’s second revolving credit facility. No amounts were drawn on our revolving credit facility. We have $1.3 billion of debt maturing in the next twelve months, which we expect to repay with cash on hand.

Due to the continued impact of the COVID-19 pandemic, in February 2022, MGM China further amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024.

Our estimated cash interest payments, based on principal amounts of debt outstanding and the contractual maturity dates and interest rates as of December 31, 2022, for 2023, 2024, and 2025 are approximately $230 million, $190 million, and $145 million, respectively, excluding MGM China, and approximately $480 million, $355 million, and $235 million, respectively, on a consolidated basis, which includes MGM China.

We are also required as of December 31, 2022 to make annual cash rent payments of $1.7 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 11 for discussion of our leases and lease obligations.

We have planned capital expenditures in 2023 of approximately $795 million to $835 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $110 million to $150 million at MGM China. Refer to Note 12 for discussion of MGM Grand Paradise’s commitment to investment in gaming and non-gaming projects and the development of international tourist markets as well as other contractual obligations pursuant to its gaming concession. The estimated amount of the investment for 2023 that relates to capital projects is included within the capital expenditure amounts above.

We additionally have planned contributions to BetMGM in 2023 of approximately $75 million. We continue to explore potential development or investment opportunities, such as a commercial gaming facility in New York and our venture in Japan, which may require cash commitments in the future.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to December 31, 2022, we repurchased approximately 6 million shares of our common stock at an average price of $38.12 per share for an aggregate amount of $210 million. Repurchased shares were retired. On February 8, 2023, we announced that the Board of Directors has determined to suspend the ongoing dividends in light of our current preferred method of returning value to shareholders through our share repurchase plan. To the extent we determine to reinstate the dividend in the future, determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, and other factors that our Board of Directors may deem relevant.

For additional information related to our long-term obligations, refer to the maturities of long-term debt table in Note 9 and the lease liability maturity table in Note 11.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where the estimates and assumptions involve both a significant level of estimation uncertainty due to the levels of subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change is high and also have had or are reasonably likely to have a material effect on our financial condition or results of operations. However, by their nature, judgments are subject to an inherent degree of uncertainty and therefore actual results can differ from our estimates.

Loss Reserve for Casino Receivables

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers. We maintain strict controls over the issuance of markers and aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic resorts who are not residents of the United States. MGM China performs background checks and investigates credit worthiness prior to issuing credit.

We maintain a loss reserve for casino accounts at all of our operating casino resorts. Expected credit losses, an operating expense, increases the loss reserve. We regularly evaluate the loss reserve for casino accounts, which involves judgments and assumptions about realizability, current and expected future economic conditions in various geographies, and business conditions. At domestic resorts where marker play is not significant, the loss reserve is generally established by applying standard reserve percentages to aged account balances, which is supported by ongoing evaluation of relevant historical analysis and any other known information such as the current economic conditions that could drive losses. At domestic resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s current and expected future financial condition, collection history, and current and expected future economic conditions. MGM China specifically analyzes the collectability of casino receivables on an individual basis taking into account the age of the account, the financial condition and the collection history of the customer. Approximately $54 million and $63 million of casino receivables and $25 million and $31 million of the loss reserve for casino receivables relate to MGM China at December 31, 2022 and 2021, respectively.

The following table shows key statistics related to our casino receivables:

	December 31,
	2022	2021
	(In thousands)
Casino receivables	$500,986	$380,907
Loss reserve for casino accounts receivable	97,929	117,539
Loss reserve as a percentage of casino accounts receivable	20%	31%

The loss reserve as a percentage of casino accounts receivable decreased in the current year primarily due to a decrease in the age of outstanding receivables. Because individual customer account balances can be significant, the loss reserve and credit losses can change significantly between periods, as information about a certain customer becomes known or as changes in economic conditions occur. At December 31, 2022, a 100 basis-point change in the loss reserve as a percentage of casino receivables would change income before income taxes by $5 million.

Fixed Asset Capitalization

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2022 annual impairment tests, we utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2022. For our 2022 annual impairment tests, we either utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin or we elected to perform a quantitative analysis and the fair value of the reporting units exceeded their carrying value by a substantial margin. There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions or events outside of our control. The value of our Empire City reporting unit is dependent upon us obtaining a commercial gaming license and the timing thereof, as well as other assumptions that may change throughout the bidding process as additional information becomes known, which includes the size, scope, and timing of constructing an expanded facility, the potential for and timing of a transaction for the monetization of the improvements and the proceeds and any rent associated with such transaction, and the incremental cash flows generated by the expanded facility, such as license payments and other payments to government entities, gaming tax rates, and forecasted revenue and expenses from operations. While the quantitative impairment analysis performed in 2022 resulted in the fair value of Empire City exceeding its carrying value by a substantial margin based upon the assumptions as of the date of the analysis, any of these assumptions could change materially as a result of new or additional information and, if they do, could result in an impairment of up to the full amount of the reporting unit’s goodwill of $256 million.

See Note 2 and Note 7 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Long-lived assets - MGM Grand Paradise gaming subconcession

In connection with the enactment of the new Macau gaming law in June 2022, that provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, which occurred on December 31, 2022, and provided for other material changes to the rights and obligations provided for under new gaming concessions, we determined that MGM Grand Paradise’s gaming subconcession and new gaming concession are two separate units of account.

Further, as the material changes in the legal and regulatory environment could have had an adverse effect on the value of MGM Grand Paradise’s gaming subconcession, we concluded that a trigger event had occurred in June 2022 for the MGM China asset group. The gaming subconcession was an entity-wide asset of MGM China as the benefit of the right to conduct gaming provided by the gaming subconcession was shared by each of MGM China’s casino resorts and the cash flows generated by the gaming subconcession cannot be separated from the casino resorts in which gaming operations are conducted. We determined that the real estate is the primary asset of the asset group as the real estate component generates a significant portion of the entity’s cash flows through gaming operations conducted at its casino resorts. Accordingly, cash flows were projected over the remaining useful life of the real estate, including cash flows from gaming operations. The estimated undiscounted cash flows of the asset group significantly exceeded the carrying value; accordingly, no impairment was indicated.

There were several estimates inherent in evaluating the gaming subconcession asset for impairment. The determination of the asset group to be tested for recoverability and the primary asset of the asset group are matters of judgment as it is dependent on corporate structure, the legal and regulatory environment in which the entity operates, and the level of interdependency between assets used in revenue generating activities. The determination of the primary asset directly affects the period over which cash flows are forecasted when performing the recoverability test. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of undiscounted cash flows used in the impairment tests are highly judgmental and dependent in large part on expectations of land concession renewals and successfully obtaining a gaming concession in connection with future public tenders.

Additionally, we reassessed the useful life of the gaming subconcession intangible asset and, given the new gaming law and the resulting changes described above, we determined that the useful life would no longer be based on the initial term of the MGM Cotai land concession that ends in January 2038, and that the new useful life is consistent with the remaining contractual term of the existing gaming subconcession, which ended on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession was recognized on a straight-line basis over its reduced useful life, thereby accelerating the recognition of amortization within our statements of operations.

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

Impairment of Investments in Unconsolidated Affiliates

See Note 2 to the accompanying consolidated financial statements for discussion of our evaluation of other-than-temporary impairment of investments in unconsolidated affiliates. During 2022, our investments in unconsolidated affiliates had no material impairments. In 2021 and 2020, we recorded $22 million and $64 million, respectively, in other-than-temporary impairment charges on equity method investments. Refer to Note 6 for further discussion.

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

We recorded a valuation allowance on the net deferred tax assets of our domestic jurisdictions of $2.6 billion and $2.7 billion as of December 31, 2022 and 2021, respectively, and a valuation allowance on certain net deferred tax assets of foreign jurisdictions of $245 million and $149 million as of December 31, 2022 and 2021, respectively. We reassess the realization of deferred tax assets each reporting period. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the inherent risks associated with our normal operations, we are also exposed to additional market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures. We do not enter into derivative transactions that would be considered speculative positions.
As of December 31, 2022, variable rate borrowings represented approximately 17% of our total borrowings. The following table provides additional information about the maturities of our debt subject to changes in interest rates:

	Debt maturing in							Fair Value December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$1,250	$750	$1,925	$1,150	$1,425	$750	$7,250	$6,850
Average interest rate	6.0%	5.4%	6.0%	5.4%	5.1%	4.8%	5.5%
Variable rate	$37	$1,474	$—	$—	$—	$—	$1,511	$1,511
Average interest rate	8.0%	6.9%	N/A	N/A	N/A	N/A	7.0%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of December 31, 2022, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Cosmopolitan of Las Vegas (“The Cosmopolitan”), which was acquired on May 17, 2022, and whose financial statements constitute approximately 11% of total assets and approximately 6% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at The Cosmopolitan.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Cosmopolitan of Las Vegas acquisition — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

On May 17, 2022, the Company acquired 100% of the equity interests in the entities that own the operations of The Cosmopolitan of Las Vegas for cash consideration of $1.625 billion plus working capital adjustments for a total purchase price of approximately $1.7 billion. The Company recognized 100% of the acquired assets and assumed liabilities at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The estimated fair values of the identified intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The intangible assets include $130 million of trademarks, which is an indefinite-lived intangible asset, and $95 million of customer lists, which is amortized over its estimated useful life of seven years. Goodwill of $1.3 billion was recognized as the excess of the cash consideration over the identifiable assets acquired and liabilities assumed.

The fair value determination of the trademarks and customer lists required management to make significant estimates and assumptions around expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecast”), as well as the selection of discount rates. Changes to these assumptions and estimates could have a significant impact on the fair value of the trademarks, the customer list, and the recognition of goodwill. Therefore, auditing the forecast and the selection of discount rates involved a higher degree of auditor judgment and subjectivity, as well as an increased level of audit effort, including the involvement of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast and selection of discount rates used by management to determine the fair value of the acquired intangible assets and the reporting unit assigned goodwill included the following, among others:

•We tested the effectiveness of controls over determining the fair value of the tradename and customer list, including those over management’s forecast and the selection of discount rates.

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

MGM Grand Paradise gaming subconcession — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A., a gaming subconcession was acquired by MGM Grand Paradise for the right to operate games of chance and other casino games. On June 23, 2022, MGM Grand Paradise entered into an addendum to its subconcession pursuant to which its gaming subconcession was extended to December 31, 2022. Further, a new gaming law was approved by the Macau Legislative Assembly on June 21, 2022. Under the new gaming law, the existing subconcessions were discontinued and a maximum of six concessions were to be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain exceptional circumstances.

The enactment of the new Macau gaming law in June 2022 provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also includes material changes to the rights and obligations provided for under the new gaming concessions. As a result, the Company determined that the MGM Grand Paradise gaming subconcession and new gaming concession are two separate units of account. Additionally, in June 2022, the Company reassessed the useful life of the gaming subconcession intangible asset and determined that, given the new gaming law and the resulting changes described above, the useful life would no longer be based on the initial term of the MGM Cotai land concession, which ends in January 2038, and that the useful life should be revised to align with the cessation of the subconcession rights, which ended on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession was recognized on a straight-line basis over its reduced useful life. The gaming subconcession was fully amortized as of December 31, 2022.

We identified the determination of the unit of account and the revision of the useful life of the MGM Grand Paradise gaming subconcession intangible asset as a critical audit matter because the accounting guidance under Accounting Standard Codification (“ASC”) 350-30, Intangibles–Goodwill and Other: General Intangibles Other than Goodwill, involved challenging, subjective, and complex judgments. Therefore, auditing this matter, involved a higher degree of auditor judgment and subjectivity, including the involvement of specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the unit of account and the revision of the useful life of the MGM Grand Paradise gaming subconcession intangible asset included the following, among others:

•We tested the effectiveness of the controls over management’s assessment of the unit of account, management’s application of the accounting guidance in ASC 350-30, the revision of the useful life of the MGM Grand Paradise gaming subconcession intangible asset, and the calculation of the accelerated amortization expense.

•We inspected the new gaming law which was approved in June 2022 and the underlying agreements related to the subconcession and subsequent extensions. With the assistance of technical accounting specialists, we evaluated the reasonableness of management’s application of the accounting guidance in ASC 350-30 and the judgments used by management to determine the unit of account and the revision of the useful life of the MGM Grand Paradise gaming subconcession intangible asset.

•We recalculated the accelerated amortization expense from June 21, 2022 through December 31, 2022 based on the revision of the useful life.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 2023

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$5,911,893	$4,703,059
Restricted cash	—	500,000
Accounts receivable, net	852,149	583,915
Inventories	126,065	96,374
Income tax receivable	73,016	273,862
Prepaid expenses and other	583,132	258,972
Assets held for sale	608,437	—
Total current assets	8,154,692	6,416,182

Property and equipment, net	5,223,928	14,435,493

Other assets
Investments in and advances to unconsolidated affiliates	173,039	967,044
Goodwill	5,029,312	3,480,997
Other intangible assets, net	1,551,252	3,616,385
Operating lease right-of-use assets, net	24,530,929	11,492,805
Other long-term assets, net	1,029,054	490,210
Total other assets	32,313,586	20,047,441
	$45,692,206	$40,899,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$369,817	$286,196
Current portion of long-term debt	1,286,473	1,000,000
Accrued interest on long-term debt	83,451	172,624
Other accrued liabilities	2,236,323	1,983,444
Liabilities related to assets held for sale	539,828	—
Total current liabilities	4,515,892	3,442,264

Deferred income taxes, net	2,969,443	2,439,364
Long-term debt, net	7,432,817	11,770,797
Operating lease liabilities	25,149,299	11,802,464
Other long-term obligations	256,282	319,914
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	158,350	147,547
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 379,087,524 and 453,803,759 shares	3,791	4,538
Capital in excess of par value	—	1,750,135
Retained earnings	4,794,239	4,340,588
Accumulated other comprehensive income (loss)	33,499	(24,616)
Total MGM Resorts International stockholders' equity	4,831,529	6,070,645
Noncontrolling interests	378,594	4,906,121
Total stockholders' equity	5,210,123	10,976,766
	$45,692,206	$40,899,116

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Casino	$5,734,173	$5,362,912	$2,871,720
Rooms	3,057,145	1,690,037	830,382
Food and beverage	2,604,238	1,391,605	696,040
Entertainment, retail and other	1,686,236	1,009,503	518,991
Reimbursed costs	45,693	226,083	244,949
	13,127,485	9,680,140	5,162,082
Expenses
Casino	2,746,576	2,551,169	1,701,783
Rooms	937,272	600,942	419,156
Food and beverage	1,905,625	1,034,780	674,118
Entertainment, retail and other	1,017,817	617,635	412,705
Reimbursed costs	45,693	226,083	244,949
General and administrative	4,226,617	2,507,239	2,122,333
Corporate expense	479,118	422,777	460,148
Preopening and start-up expenses	1,876	5,094	84
Property transactions, net	(1,036,997)	(67,736)	93,567
Gain on REIT transactions, net	(2,277,747)	—	(1,491,945)
Gain on consolidation of CityCenter, net	—	(1,562,329)	—
Depreciation and amortization	3,482,050	1,150,610	1,210,556
	11,527,900	7,486,264	5,847,454
Income (loss) from unconsolidated affiliates	(160,213)	84,823	42,938
Operating income (loss)	1,439,372	2,278,699	(642,434)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(594,954)	(799,593)	(676,380)
Non-operating items from unconsolidated affiliates	(23,457)	(83,243)	(103,304)
Other, net	82,838	65,941	(89,361)
	(535,573)	(816,895)	(869,045)
Income (loss) before income taxes	903,799	1,461,804	(1,511,479)
Benefit (provision) for income taxes	(697,068)	(253,415)	191,572
Net income (loss)	206,731	1,208,389	(1,319,907)
Less: Net loss attributable to noncontrolling interests	1,266,362	45,981	287,183
Net income (loss) attributable to MGM Resorts International	$1,473,093	$1,254,370	$(1,032,724)

Earnings (loss) per share
Basic	$3.52	$2.44	$(2.02)
Diluted	$3.49	$2.41	$(2.02)
Weighted average common shares outstanding
Basic	409,201	481,930	494,152
Diluted	412,993	487,356	494,152

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$206,731	$1,208,389	$(1,319,907)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27,336	(24,655)	27,762
Unrealized gain (loss) on cash flow hedges	37,692	34,788	(79,365)
Other comprehensive income (loss)	65,028	10,133	(51,603)
Comprehensive income (loss)	271,759	1,218,522	(1,371,510)
Less: Comprehensive loss attributable to noncontrolling interests	1,249,085	35,700	309,969
Comprehensive income (loss) attributable to MGM Resorts International	$1,520,844	$1,254,222	$(1,061,541)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$206,731	$1,208,389	$(1,319,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,482,050	1,150,610	1,210,556
Amortization of debt discounts, premiums and issuance costs	32,769	40,328	34,363
Loss on early retirement of debt	—	37	126,462
Provision for credit losses	22,738	21,852	71,422
Stock-based compensation	71,296	65,183	106,956
Property transactions, net	(1,036,997)	(67,736)	93,567
Gain on REIT transactions, net	(2,277,747)	—	(1,491,945)
Gain on consolidation of CityCenter, net	—	(1,562,329)	—
Noncash lease expense	437,603	188,917	183,399
Other investment gains	(12,430)	(28,417)	—
Loss (income) from unconsolidated affiliates	183,670	(1,580)	60,366
Distributions from unconsolidated affiliates	37,435	99,370	86,584
Deferred income taxes	496,189	241,947	18,347
Change in operating assets and liabilities:
Accounts receivable	(211,687)	(236,182)	960,099
Inventories	(26,627)	3,107	14,705
Income taxes receivable and payable, net	197,097	(30,444)	(216,250)
Prepaid expenses and other	(14,424)	(36,608)	(37)
Accounts payable and accrued liabilities	183,839	442,626	(1,382,980)
Other	(15,043)	(125,647)	(48,750)
Net cash provided by (used in) operating activities	1,756,462	1,373,423	(1,493,043)
Cash flows from investing activities
Capital expenditures	(765,067)	(490,697)	(270,579)
Dispositions of property and equipment	112,019	106,600	6,136
Proceeds from sale of operating resorts	1,054,313	—	—
Proceeds from real estate transactions	4,373,820	3,888,431	2,455,839
Acquisitions, net of cash acquired	(1,889,118)	(1,789,604)	—
Investments in unconsolidated affiliates	(254,786)	(226,889)	(96,925)
Distributions from unconsolidated affiliates	10,361	9,694	63,960
Investments and other	(523,361)	46,110	873
Net cash provided by investing activities	2,118,181	1,543,645	2,159,304
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	1,148,276	(2,096,217)	(1,595,089)
Issuance of long-term debt	—	749,775	3,550,000
Repayment of long-term debt	(1,070,340)	—	(846,815)
Debt issuance costs	(1,367)	(18,726)	(62,348)
Proceeds from issuance of bridge loan facility	—	—	1,304,625
Issuance of MGM Growth Properties Class A shares, net	—	792,851	524,704
Dividends paid to common shareholders	(4,048)	(4,789)	(77,606)
Distributions to noncontrolling interest owners	(210,699)	(324,190)	(286,385)
Repurchases of common stock	(2,775,217)	(1,753,509)	(353,720)
Other	(110,907)	(159,290)	(53,939)
Net cash provided by (used in) financing activities	(3,024,302)	(2,814,095)	2,103,427
Effect of exchange rate on cash, cash equivalents, and restricted cash	8,926	(1,551)	2,345
Change in cash and cash equivalents classified as assets held for sale	(25,938)	—	—
Cash, cash equivalents, and restricted cash
Net increase for the period	833,329	101,422	2,772,033
Balance, beginning of period	5,203,059	5,101,637	2,329,604
Balance, end of period	$6,036,388	$5,203,059	$5,101,637
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$573,629	$705,680	$639,718
Federal, state and foreign income taxes paid, net	22,955	43,018	8,543
Non-cash investing and financing activities
Investments in unconsolidated affiliates	$—	$—	$802,000
VICI BREIT Venture assumption of bridge loan facility	—	—	1,304,625

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2022, 2021 and 2020
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Par Value
Balances, January 1, 2020	503,148	$5,031	$3,531,099	$4,201,337	$(10,202)	$7,727,265	$4,935,654	$12,662,919
Net loss	—	—	—	(1,032,724)	—	(1,032,724)	(293,401)	(1,326,125)
Currency translation adjustment	—	—	—	—	15,711	15,711	12,051	27,762
Cash flow hedges	—	—	—	—	(44,528)	(44,528)	(34,837)	(79,365)
Stock-based compensation	—	—	100,907	—	—	100,907	6,049	106,956
Issuance of common stock pursuant to stock-based compensation awards	2,031	21	(16,424)	—	—	(16,403)	—	(16,403)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(221,690)	(221,690)
Dividends declared and paid to common shareholders ($0.1575 per share)	—	—	—	(77,606)	—	(77,606)	—	(77,606)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(64,086)	(64,086)
Issuance of restricted stock units	—	—	2,142	—	—	2,142	—	2,142
Repurchases of common stock	(10,861)	(109)	(353,611)	—	—	(353,720)	—	(353,720)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	35,520	—	—	35,520	—	35,520
MGP Class A share issuance	—	—	64,188	—	646	64,834	442,717	507,551
MGM Grand Las Vegas and Mandalay Bay transaction	—	—	(6,503)	—	(59)	(6,562)	8,287	1,725
Redemption of MGP OP units	—	—	83,859	—	8,773	92,632	(114,924)	(22,292)
Other	—	—	(1,724)	—	(1,018)	(2,742)	(638)	(3,380)
Balances, December 31, 2020	494,318	4,943	3,439,453	3,091,007	(30,677)	6,504,726	4,675,182	11,179,908
Net income (loss)	—	—	—	1,254,370	—	1,254,370	(55,793)	1,198,577
Currency translation adjustment	—	—	—	—	(13,871)	(13,871)	(10,784)	(24,655)
Cash flow hedges	—	—	—	—	13,723	13,723	21,065	34,788
Stock-based compensation	—	—	59,492	—	—	59,492	5,691	65,183
Issuance of common stock pursuant to stock-based compensation awards	2,574	25	(44,543)	—	—	(44,518)	—	(44,518)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(250,910)	(250,910)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,789)	—	(4,789)	—	(4,789)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(82,294)	(82,294)
Repurchases of common stock	(43,088)	(430)	(1,753,079)	—	—	(1,753,509)	—	(1,753,509)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(78,298)	—	—	(78,298)	—	(78,298)
MGP Class A share issuances	—	—	99,934	—	3,240	103,174	656,361	759,535
Redemption of MGP OP units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
MGM Springfield transaction	—	—	(133,844)	—	—	(133,844)	172,749	38,905
Other	—	—	(10,312)	—	(2,358)	(12,670)	2,341	(10,329)
Balances, December 31, 2021	453,804	4,538	1,750,135	4,340,588	(24,616)	6,070,645	4,906,121	10,976,766
Net income (loss)	—	—	—	1,473,093	—	1,473,093	(1,275,865)	197,228
Currency translation adjustment	—	—	—	—	34,268	34,268	(6,932)	27,336
Cash flow hedges	—	—	—	—	13,483	13,483	24,209	37,692
Stock-based compensation	—	—	65,700	—	—	65,700	5,596	71,296
Issuance of common stock pursuant to stock-based compensation awards	1,688	17	(27,042)	—	—	(27,025)	—	(27,025)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(95,622)	(95,622)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,048)	—	(4,048)	—	(4,048)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(76,404)	(764)	(1,759,059)	(1,015,394)	—	(2,775,217)	—	(2,775,217)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(31,888)	—	—	(31,888)	—	(31,888)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	213	—	(720)	(507)	5,611	5,104
Balances, December 31, 2022	379,088	$3,791	$—	$4,794,239	$33,499	$4,831,529	$378,594	$5,210,123

The accompanying notes are an integral part of these consolidated financial statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION

Organization. MGM Resorts International, a Delaware corporation, (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a global gaming and entertainment company with domestic and international locations featuring hotels and casinos, convention, dining, and retail offerings, and sports betting and online gaming operations.

The Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), The Mirage (until its disposition in December 2022), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and the following resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica in Tunica (until its disposition in February 2023). Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, as further discussed in Note 11.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

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

MGP and the VICI Transaction. Prior to the closing of the VICI Transaction (defined below), MGM Growth Properties LLC (“MGP”) was a consolidated subsidiary of the Company. Substantially all of its assets were owned by and substantially all of its operations were conducted through MGM Growth Properties Operating Partnership LP (“MGP OP”). MGP had two classes of common shares: Class A shares and a single Class B share. The Company owned MGP’s Class B share, through which it held a controlling interest in MGP as it was entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. The Company and MGP each held MGP OP units representing limited partner interests in MGP OP. Immediately prior to the VICI Transaction, the Company owned 41.5% of MGP OP units, and MGP held the remaining 58.5% ownership interest in MGP OP.

Additionally, the Company had leased the real estate assets of certain of its domestic properties from MGP OP, as further discussed in Note 18, and the real estate assets of Mandalay Bay and MGM Grand Las Vegas from a venture that was 50.1% owned by a subsidiary of MGP OP and 49.9% by a subsidiary of Blackstone Real Estate Investment Trust, Inc. (“BREIT”, such venture, the “VICI BREIT Venture”).

On April 29, 2022, the Company completed a series of transactions with VICI Properties, Inc. (“VICI”) and MGP whereby VICI acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”), with the Company retaining an approximate 1% ownership interest in VICI Properties OP LLC (“VICI OP”). MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Refer to Note 4 for further discussion of the transactions. In connection with the VICI Transaction, the Company entered into an amended and restated master lease with VICI. Refer to Note 11 for further discussion of the lease.

The Cosmopolitan acquisition. On May 17, 2022, the Company acquired the operations of The Cosmopolitan. Additionally, the Company entered into a lease agreement for the real estate assets of The Cosmopolitan. Refer to Note 4 for additional information on this acquisition and Note 11 for further discussion of the lease.

LeoVegas acquisition. On September 7, 2022, the Company acquired LeoVegas. Refer to Note 4 for additional information on this acquisition.

The Mirage transaction. On December 19, 2022, the Company completed the sale of the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. (“Hard Rock”). Refer to Note 4 for additional information on this disposition.

Gold Strike Tunica transaction. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business. Refer to Note 4 for additional information on this disposition.

CityCenter acquisition. On September 27, 2021, the Company acquired the 50% ownership interest in CityCenter Holdings, LLC (“CityCenter”) held by Infinity World Development Corp (“Infinity World”), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter is located between Bellagio and Park MGM and consists of Aria, an integrated casino, hotel and entertainment resort; and Vdara, a luxury condominium-hotel. Refer to Note 4 for additional information on this acquisition.

On September 28, 2021, the Company sold the real estate assets of Aria (including Vdara) to funds managed by The Blackstone Group Inc. (“Blackstone”) for cash consideration of $3.89 billion and entered into a lease through which the real property is leased back to a subsidiary of the Company, as further discussed in Note 11.

MGM Grand Las Vegas and Mandalay Bay transaction. On February 14, 2020, the Company completed a series of transactions (collectively the “MGM Grand Las Vegas and Mandalay Bay transaction”) pursuant to which the real estate assets of MGM Grand Las Vegas and Mandalay Bay (including Mandalay Place) were contributed to the newly formed VICI BREIT Venture. In exchange for the contribution of the real estate assets, the Company received total consideration of $4.6 billion, which was comprised of $2.5 billion of cash, $1.3 billion of MGP OP’s secured indebtedness assumed by VICI BREIT Venture, and MGP OP’s 50.1% equity interest in VICI BREIT Venture. In addition, MGP OP issued approximately 3 million MGP OP units to the Company representing 5% of the equity value of VICI BREIT Venture. The Company recorded the difference between consideration received of $2.5 billion and the carrying value of the MGM Grand Las Vegas real estate assets of $733 million and selling costs of $27 million as a net gain on sale of assets of $1.7 billion, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. The Company also recorded the difference between consideration received of $2.1 billion and the carrying value of the Mandalay Bay real estate assets of $2.3 billion and selling costs of $10 million as a net loss on sale of assets of $252 million, which is reflected within “Gain on REIT transactions, net” in the consolidated statements of operations. In connection with the transactions, the Company provides a shortfall guarantee of the principal amount of indebtedness of VICI BREIT Venture (and any interest accrued and unpaid thereon) as further discussed in Note 12. On the closing date, BREIT also purchased approximately 5 million MGP Class A shares for $150 million.

In connection with the MGM Grand Las Vegas and Mandalay Bay transaction, the master lease with MGP was modified to remove the Mandalay Bay property and VICI BREIT Venture entered into a lease with a subsidiary of the Company for the real estate assets of Mandalay Bay and MGM Grand Las Vegas. Refer to Note 11 for a discussion of the lease.

MGM Grand Paradise gaming subconcession and gaming concession. Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. (formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. Pursuant to the then-existing Macau gaming law, upon reaching the maximum duration foreseen in the law (up to a maximum term of 20 years), the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. In 2019, MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. On June 23, 2022, MGM Grand Paradise entered into an addendum to its subconcession pursuant to which its gaming subconcession was extended to December 31, 2022 (refer to Note 7 for additional considerations relating to the gaming subconcession). In connection with the extension, MGM Grand Paradise paid the Macau government MOP 47 million (approximately $6 million).

On January 14, 2022, the Macau government disclosed the content of a proposed bill to amend Macau gaming law, which followed a 45-day public consultation process regarding draft amendment proposals that were issued in September 2021. The new gaming law was approved by the Macau Legislative Assembly on June 21, 2022 and published in the Macau Official Gazette on June 22, 2022. Under the new gaming law, the existing subconcessions were discontinued and a maximum of six concessions were to be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain exceptional circumstances. The enactment of the new gaming law preceded the public tender for the awarding of new gaming concessions for which the rules of the public tender were published on July 1, 2022, which outlined the details for the bidding, the qualifications of bidding companies, and the criteria for granting the new gaming concessions. On December 16, 2022, MGM Grand Paradise was awarded a concession contract to permit the operation of games of chance or other games in casinos in Macau for a period of ten years, commencing on January 1, 2023.

Reportable segments. The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 17 for additional information about the Company’s segments.

Impact of COVID-19. The spread of the novel 2019 coronavirus (“COVID-19”) and developments surrounding the global pandemic have had a significant impact on the Company’s business, financial condition, results of operations and cash flows in 2020, 2021 and 2022 and may continue to impact the Company's business thereafter. In March 2020, all of the Company’s domestic properties were temporarily closed pursuant to state and local government restrictions imposed as a result of COVID-19. Throughout the second and third quarters of 2020, all of the Company’s properties that were temporarily closed re-opened to the public, with temporary re-closures and re-openings occurring for certain of the Company’s properties or portions thereof into the first quarter of 2021. Upon re-opening, the properties continued to operate without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. Beginning in the latter part of the first quarter of 2021 and continuing into the second quarter of 2021, the Company’s domestic jurisdictions eased and removed prior operating restrictions, including capacity and occupancy limits, as well as social distancing policies. As of December 31, 2022, all of the Company’s domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

In Macau, following a temporary closure of the Company’s properties on February 5, 2020, operations resumed on February 20, 2020, subject to certain health safeguards, such as limiting the number of seats available at each table game, slot machine spacing, reduced operating hours at a number of restaurants and bars, temperature checks, and mask protection. The issuance of tourist visas (including the individual visit scheme) for residents of Zhuhai, Guangdong Province and all other provinces in mainland China to travel to Macau resumed on August 12, 2020, August 26, 2020 and September 23, 2020, respectively, however several travel and entry restrictions in Macau, Hong Kong and mainland China remained in place (including the temporary suspension of ferry services between Hong Kong and Macau, the negative nucleic acid test result certificate, and mandatory quarantine requirements for returning residents, for visitors from Hong Kong, Taiwan, and certain regions in mainland China, and bans on entry on other visitors), which significantly impacted visitation to the Company’s Macau properties.

In the third and fourth quarters of 2021, local COVID-19 cases were identified in Macau. Upon such occurrences, a state of immediate prevention was declared and mass mandatory nucleic acid testing was imposed in Macau, the validity period of negative test results for re-entry into mainland China was shortened and quarantine requirements were imposed, certain events were cancelled or suspended, and in some instances, certain entertainment and leisure facilities were closed throughout Macau. Gaming operations were temporarily suspended on July 11, 2022 due to an increase in the number of COVID-19 cases in Macau and resumed on July 23, 2022, subject to certain continuing health safeguards, with most restaurants and bars and certain retail outlets remained closed. On October 30, 2022, a COVID-19 case was identified as connected to MGM Cotai. All guests and staff at MGM Cotai were isolated until November 1, 2022 and all gaming, hotel, restaurant, and retail operations were suspended with limited operations resumed beginning November 3, 2022.

More broadly, electronic applications for individual and group travel visas to Macau resumed on November 1, 2022, however, certain travel and entry restrictions in Macau and mainland China remained in place at the time, including COVID-19 testing and certain quarantine requirements, which significantly impacted visitation to the Company’s Macau properties. Beginning in December 2022, Macau and mainland China started to unwind testing and quarantine requirements as well as travel and entry restrictions associated with the “dynamic zero” COVID-19 policy. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result in place until February 6, 2023 when all remaining COVID-19 travel restrictions were removed.

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

The venture (the “Bellagio BREIT Venture”) that is 5% owned by a subsidiary of the Company and 95% owned by a subsidiary of BREIT is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company is not the primary beneficiary of Bellagio BREIT Venture because the Company does not have power to direct the activities that could potentially be significant to the venture as BREIT, as the managing member, has such power; accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $56 million as of December 31, 2022, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of December 31, 2022, as further discussed in Note 12.
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

Fair value measurements. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates or equity interests, assets acquired, and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are quoted prices for identical or comparable instruments or pricing using observable market data; or Level 3 inputs, which are unobservable inputs. The Company used the following inputs in its fair value measurements:

•Level 1 inputs when measuring its equity investments recorded at fair value;
•Level 2 inputs for its long-term debt fair value disclosures. See Note 9;
•Level 1 and Level 2 inputs for its debt investments; and
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in acquisitions. See Note 4.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of Accounting Standards Codification (“ASC”) 825, such as LeoVegas (prior to consolidation), and equity investments accounted for under ASC 321 that have a readily determinable fair value, such as VICI OP. The fair value of these investments was $461 million and $66 million as of December 31, 2022 and 2021, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the years ended December 31, 2022, and 2021 the Company recorded a net gain on its equity investments of $10 million and $28 million, respectively.

Debt investments. The Company’s investments in debt securities are classified as trading securities and recorded at fair value. Gains and losses are recorded in “Other, net” in the statement of operations. Debt securities are considered cash equivalents if the criteria for such classification is met or otherwise classified as short-term investments within “Prepaid expenses and other” since the investment of cash is available for current operations.

The following tables present information regarding the Company’s debt investments:

	Fair value level	December 31, 2022
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$12,009
Commercial paper and certificates of deposit	Level 2	5,992
Cash and cash equivalents		18,001
Short-term investments:
U.S. government securities	Level 1	56,835
U.S. agency securities	Level 2	9,530
Commercial paper and certificates of deposit	Level 2	4,466
Corporate bonds	Level 2	213,875
Short-term investments		284,706
Total debt investments		$302,707

Cash and cash equivalents. Cash and cash equivalents include cash on hand, investments and interest-bearing instruments that are highly liquid with maturities of 90 days or less at the date of acquisition. Book overdraft balances resulting from the Company’s cash management program are recorded within “Accounts and construction payable.”

Restricted cash. Cash held in an escrow account related to the reverse termination fee that was contractually required to be prefunded for The Cosmopolitan acquisition was reflected as “Restricted Cash” on the consolidated balance sheets as of December 31, 2021. “Restricted Cash” and “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2021. MGM China’s pledged cash of $124 million securing the bank guarantees discussed in Note 12 is restricted in use and classified within “Other long-term assets, net.” Such amount plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2022.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino receivables. The Company issues credit following background checks and investigations of creditworthiness. At December 31, 2022 and 2021, approximately 52% and 53%, respectively, of the Company’s gross accounts receivable related to casino receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2022, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

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

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset group, on an undiscounted basis, to the carrying value of the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.

In connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which is now the legal owner of the reverted gaming assets. On January 1, 2023 and in connection with the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the gaming concession in return for annual payments. As the Company will continue to operate the gaming assets in the same manner as under the gaming subconcession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of assets for the economic life of the assets as the Company assumes it will be successful in the awarding of a new concession at the end of the current term, the Company will continue to recognize the reverted gaming assets within “Property and equipment” and depreciate the assets over their remaining estimated useful lives.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Indefinite-lived intangibles consist of trademarks and certain of our gaming licenses. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2022, 2021, and 2020.

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

Other intangible assets that have a finite life, including MGM Grand Paradise’s gaming subconcession, other gaming rights in certain jurisdictions where the nature or extent of the renewal process is uncertain, customer lists, and technology, are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing for impairment, the Company compares the estimated undiscounted cash flows of the asset group to its carrying value. If the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded.

Note receivable. In connection with the sale of Circus Circus Las Vegas and the adjacent land in December 2019, the Company received a secured note due in 2024 with a face value of $163 million and fair value of $134 million. The note has a stated interest rate of 3% for the first two years, 4% for following two years, and 4.5% for the fifth year and is secured by the borrower with the land adjacent to Circus Circus Las Vegas as collateral with an effective interest rate of 7.31%. The interest on the note, which is comprised of the stated interest and the discount on the note, amortizes into interest income using the effective interest method over the length of the agreement. The carrying value of the note receivable was $167 million and $155 million as of December 31, 2022 and 2021, respectively, and was recorded within “Other long-term assets, net” in the consolidated balance sheets.

Accounts payable. As of December 31, 2022 and 2021, the Company had accrued $80 million and $59 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2022	2021	2022	2021	2022	2021
	(In thousands)
Balance at January 1	$176,219	$212,671	$144,465	$139,756	$640,001	$382,287
Balance at December 31	185,669	176,219	183,602	144,465	816,376	640,001
Increase / (decrease)	$9,450	$(36,452)	$39,137	$4,709	$176,375	$257,714

The December 31, 2022 balances exclude liabilities related to assets held for sale. See Note 4.

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

The Company classifies a lease with terms greater than twelve months as either operating or finance. At commencement, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The initial measurement of ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, such as for the Company’s triple-net operating leases for which the lessor has provided its implicit rate or provided the assumptions required for the Company to readily determine the rate implicit in the lease, the Company uses the rate implicit in the lease to discount lease payments to present value. However, for most of the Company’s leases, such as its ground subleases and equipment leases, the Company cannot readily determine the implicit rate. Accordingly, the Company uses its incremental borrowing rate to discount the lease payments for such leases based on the information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating leases each contain renewal periods at the Company’s option, each of which are not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. Refer to Note 11 for discussion of leases under which the Company is a lessee. Refer to Note 18 for discussion of the master lease with MGP.

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third-party tenants include $72 million, $43 million and $24 million recorded within food and beverage revenue for 2022, 2021 and 2020, respectively, and $118 million, $85 million and $60 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $235 million, $121 million and $88 million for 2022, 2021 and 2020, respectively.

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

Income per share of common stock. The table below reconciles basic and diluted income per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests. Diluted weighted average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan.

	Year Ended December 31,
	2022	2021	2020
Numerator:	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,473,093	$1,254,370	$(1,032,724)
Adjustment related to redeemable noncontrolling interests	(31,888)	(78,298)	35,520
Net income (loss) available to common stockholders - basic and diluted	$1,441,205	$1,176,072	$(997,204)
Denominator:
Weighted average common shares outstanding basic	409,201	481,930	494,152
Potential dilution from stock-based awards	3,792	5,426	—
Weighted average common and common equivalent shares - diluted	412,993	487,356	494,152
Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	603	198	9,493

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Casino	$500,986	$380,907
Hotel	273,327	180,098
Other	191,102	151,258
	965,415	712,263
Less: Loss reserves	(113,266)	(128,348)
	$852,149	$583,915

Loss reserves consisted of the following:

	Balance at Beginning of Period	Expected Credit Losses	Write-offs, Net of Recoveries	Balance at End of Period
Loss reserves:	(In thousands)
Year Ended December 31, 2022	$128,348	$22,738	$(37,820)	$113,266
Year Ended December 31, 2021	126,589	21,852	(20,093)	128,348
Year Ended December 31, 2020	$94,561	$71,422	$(39,394)	$126,589

NOTE 4 — ACQUISITIONS AND DIVESTITURES

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

The Company recognized 100% of the assets, liabilities, and noncontrolling interests of LeoVegas at fair value at the date of the acquisition. The fair value of the acquired equity interests of LeoVegas was determined by the tender price and equaled $556 million, inclusive of cash settlement of equity awards. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed, and noncontrolling interests. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. The estimated fair values of the identified intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The intangible assets include trademarks, which is an indefinite-lived intangible asset, and customer lists and technology, which are finite-lived intangibles that are amortized over each of their estimated useful lives of five years. Goodwill is primarily attributable to the profitability of LeoVegas in excess of identifiable assets and is not deductible for tax purposes. All of the goodwill was assigned to Corporate and other.

The following table sets forth the purchase price allocation (in thousands):

Cash and cash equivalents	$93,407
Receivables and other current assets	36,872
Technology	109,027
Trademarks	144,374
Customer lists	126,526
Goodwill	288,367
Other long-term assets	19,181
Accounts payable, accrued liabilities, and other current liabilities	(118,302)
Debt	(104,439)
Other long-term liabilities	(36,457)
Noncontrolling interests	(2,861)
$555,695

The operating results for LeoVegas are included in the consolidated statements of operations from the date of acquisition. LeoVegas’ net revenue for the period from September 7, 2022 through December 31, 2022 was $133 million and operating loss and net loss were $13 million and $15 million, respectively.

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

The Company recognized 100% of the acquired assets and assumed liabilities at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. The estimated fair values of the identified intangible assets were determined using methodologies under the income approach based on significant inputs that were not observable. The intangible assets include trademarks, which is an indefinite-lived intangible asset, and customer lists, which is amortized over its estimated useful life of seven years. Goodwill, which is deductible for tax purposes, is primarily attributable to the profitability of The Cosmopolitan in excess of identifiable assets as well as expected synergies. All of the goodwill was assigned to the Las Vegas Strip Resorts segment.

The following table sets forth the purchase price allocation (in thousands):

Cash and cash equivalents	$80,670
Receivables and other current assets	94,354
Property and equipment	120,912
Trademarks	130,000
Customer lists	95,000
Goodwill	1,289,468
Operating lease right-of-use-assets, net	3,404,894
Other long- term assets	23,709
Accounts payable, accrued liabilities, and other current liabilities	(145,136)
Operating lease liabilities	(3,401,815)
Other long-term liabilities	(1,570)
$1,690,486

The operating results for The Cosmopolitan are included in the consolidated statements of operations from the date of acquisition. The Cosmopolitan’s net revenue for the period from May 17, 2022 through December 31, 2022 was $783 million and operating income and net income were $117 million and $117 million, respectively.

CityCenter acquisition. On September 27, 2021, the Company acquired Infinity World’s 50% ownership interest in CityCenter for cash consideration of $2.125 billion. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. Through the acquisition, the Company obtained 100% of the equity interests and therefore consolidated CityCenter as of September 27, 2021. The fair value of the equity interests was determined by the transaction price and equaled $4.25 billion. The carrying value of the Company’s equity method investment was less than its share of the fair value of CityCenter at the acquisition date, resulting in a net gain of $1.6 billion upon consolidation, which was recognized as “Gain on consolidation of CityCenter, net” on the consolidated statements of operations.

On September 28, 2021, the Company sold the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. The Company classified the real estate assets as held for sale as of the acquisition date and accordingly measured the real estate assets at fair value less costs to sell, as reflected in the table below. See Note 11 for discussion of the lease.

The Company recognized 100% of the assets and liabilities of CityCenter at fair value at the date of the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired and liabilities assumed in the transaction. The Company estimated fair value using level 1 inputs, level 2 inputs, and level 3 inputs. The fair value of the acquired indefinite-lived trademarks was determined using methodologies under the relief from royalty method based on significant inputs that were not observable. The goodwill is primarily attributable to the profitability of CityCenter in excess of identifiable assets, of which approximately 50% of the goodwill is deductible for income tax purposes. All of the goodwill was assigned to the Las Vegas Strip Resorts segment.

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

Unaudited pro forma information - CityCenter and The Cosmopolitan acquisitions. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling interest of CityCenter had occurred as of January 1, 2020 and the acquisition of The Cosmopolitan had occurred as of January 1, 2021. The pro forma information excludes the gain on consolidation of CityCenter and does not reflect transactions that occurred subsequent to acquisition, such as the Aria and Vdara real estate sale-leaseback transaction or the repayment of CityCenter’s assumed debt. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of the indicated date. Pro forma results of operations for the LeoVegas acquisition have not been included because it is not material to the consolidated results of operations.

	Year Ended December 31,
	2022	2021
	(In thousands)
Net Revenues	$13,550,304	$11,114,592
Net income attributable to MGM Resorts International	1,487,247	185,703

The Mirage transaction. On December 19, 2022, the Company completed the sale of the operations of The Mirage to an affiliate of Hard Rock for cash consideration of $1.075 billion subject to certain purchase price adjustments. At closing, the master lease between the Company and VICI was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent. The Company recognized a $1.1 billion gain recorded within “Property transactions, net.” The gain reflects the fair value of consideration received of $1.1 billion less the net carrying value of the assets and liabilities derecognized of $28 million.

The operations of The Mirage are not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

VICI Transaction. On April 29, 2022, VICI acquired MGP in a stock-for-stock transaction. MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of VICI OP in exchange for each MGP OP unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP that had a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer holds a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Further, the Company entered into an amended and restated master lease with VICI as discussed in Note 11. The lease between the Company and VICI BREIT Venture for the real estate assets of Mandalay Bay and MGM Grand Las Vegas remained unchanged.

In connection with the transactions, the Company recognized a $2.3 billion gain recorded within “Gain on REIT transactions, net.” The gain reflects the fair value of consideration received of $4.8 billion plus the carrying amount of noncontrolling interest immediately prior to the transactions of $3.2 billion less the net carrying value of the assets and liabilities and accumulated comprehensive income derecognized of $5.7 billion.

The major classes of assets and liabilities derecognized in connection with The Mirage and VICI transactions are as follows:

	VICI Transaction	The Mirage
	(In thousands)
Cash and cash equivalents	$25,387	$26,230
Accounts receivable, net	—	22,062
Inventories	—	6,783
Income tax receivable	5,486	—
Prepaid expenses and other	128	5,520
Property and equipment, net	9,250,519	26,724
Investments in and advances to unconsolidated affiliates	817,901	—
Goodwill	—	10,249
Other intangible assets, net	—	3,095
Operating lease right-of-use assets, net	236,255	1,316,086
Other long-term assets, net	3,991	5,377
Total assets	$10,339,667	$1,422,126
Accounts payable	$1,136	$4,740
Accrued interest on long-term debt	68,150	—
Other accrued liabilities	4,057	56,256
Deferred income taxes, net	1,284	—
Long-term debt, net	4,259,473	—
Operating lease liabilities	336,689	1,327,571
Other long-term obligations	—	5,554
Total liabilities	$4,670,789	$1,394,121

Gold Strike Tunica. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. At closing, the master lease between the Company and VICI was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent.

The operations of Gold Strike Tunica is not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line. As the sale was completed subsequent to December 31, 2022, the asset group is classified as held for sale as of December 31, 2022.

The major classes of assets and liabilities classified as held for sale as of December 31, 2022 are as follows (in thousands):

Cash and cash equivalents	$25,938
Accounts receivable, net	3,394
Inventories	1,186
Prepaid expenses and other	1,055
Property and equipment, net	20,871
Goodwill	40,523
Other intangible assets, net	5,700
Operating lease right-of-use assets, net	508,516
Other long-term assets, net	1,254
Assets held for sale	$608,437
Accounts payable	$3,719
Other accrued liabilities	18,385
Other long-term obligations	1,709
Operating lease liabilities	516,015
Liabilities related to assets held for sale	$539,828

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Land	$438,954	$4,082,842
Buildings, building improvements and land improvements	4,513,319	12,236,042
Furniture, fixtures and equipment	4,386,745	5,722,565
Construction in progress	647,256	421,445
	9,986,274	22,462,894
Less: Accumulated depreciation	(4,912,917)	(8,179,310)
Finance lease ROU assets, net	150,571	151,909
	$5,223,928	$14,435,493

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2022	2021
	(In thousands)
VICI BREIT Venture (50.1% owned by MGP OP through April 28, 2022)	$—	$816,756
BetMGM (50%)	31,760	41,060
Other	141,279	109,228
	$173,039	$967,044

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income (loss) from unconsolidated affiliates	$(160,213)	$84,823	$42,938
Non-operating items from unconsolidated affiliates	(23,457)	(83,243)	(103,304)
	$(183,670)	$1,580	$(60,366)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CityCenter (through September 26, 2021)	$—	$128,127	$(29,753)
VICI BREIT Venture (through April 29, 2022)	51,051	155,817	136,755
BetMGM	(234,464)	(211,182)	(61,663)
Other	23,200	12,061	(2,401)
	$(160,213)	$84,823	$42,938

Refer to Note 4 for discussion of the acquisition and consolidation of CityCenter in September 2021 and for discussion of the derecognition of the assets and liabilities of MGP, which included MGP OP’s investment in VICI BREIT Venture, in April 2022.

VICI BREIT Venture distributions. During the years ended December 31, 2022, 2021, and 2020, MGP OP received $32 million, $94 million, and $81 million respectively, in distributions.

BetMGM contributions. During the years ended December 31, 2022, 2021, and 2020, the Company contributed $225 million, $225 million, and $80 million to BetMGM, respectively.

CityCenter distributions. During the year ended December 31, 2020, CityCenter paid $101 million in distributions, of which the Company received its 50% share of approximately $51 million.

CityCenter sale of Harmon land. In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. The Company correspondingly recorded a $50 million gain, which included $15 million of its 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences.

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

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Goodwill	$5,029,312	$3,480,997

Indefinite-lived intangible assets:
Trademarks	$754,431	$479,238
Gaming rights and other	385,060	378,098
Total indefinite-lived intangible assets	1,139,491	857,336
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	4,519,486	4,516,532
Less: Accumulated amortization	(4,519,486)	(1,865,219)
	—	2,651,313
Customer lists	283,232	52,000
Less: Accumulated amortization	(60,055)	(32,188)
	223,177	19,812
Gaming rights	106,600	106,600
Less: Accumulated amortization	(33,316)	(26,209)
	73,284	80,391
Technology and other	129,061	13,207
Less: Accumulated amortization	(13,761)	(5,674)
	115,300	7,533
Total finite-lived intangible assets, net	411,761	2,759,049
Total other intangible assets, net	$1,551,252	$3,616,385

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2022
	Balance at January 1	Acquisitions/Divestitures	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$1,427,790	$1,279,219	$—	$—	$2,707,009
Regional Operations	701,463	—	(40,523)	—	660,940
MGM China	1,351,744	—	—	(866)	1,350,878
Corporate and other	—	288,367	—	22,118	310,485
	$3,480,997	$1,567,586	$(40,523)	$21,252	$5,029,312

	2021
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$30,452	$1,397,338	$—	$—	$1,427,790
Regional Operations	701,463	—	—	—	701,463
MGM China	1,359,363	—	—	(7,619)	1,351,744
	$2,091,278	$1,397,338	$—	$(7,619)	$3,480,997

Refer to Note 4 for discussion on acquisitions, divestitures, and assets held for sale (reclassifications).

MGM Grand Paradise gaming subconcession. As described in Note 1, the enactment of the new Macau gaming law in June 2022 provided for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also included material changes to the rights and obligations provided for under the new gaming concessions. As a result, the Company determined that the MGM Grand Paradise gaming subconcession and new gaming concession are two separate units of account.

Further, as the material changes in the legal and regulatory environment could have an adverse effect on the value of MGM Grand Paradise’s gaming subconcession, the Company concluded that a triggering event had occurred under ASC 360 in June 2022 for the MGM China asset group. The Company compared the estimated undiscounted cash flows of the asset group to its carrying value and determined that the undiscounted cash flows significantly exceeded the carrying value and, therefore, no impairment was indicated.

Additionally, in June 2022, the Company reassessed the useful life of the gaming subconcession intangible asset and determined that, given the new gaming law and the resulting changes described above, the useful life would no longer be based on the initial term of the MGM Cotai land concession, which ends in January 2038, and that the useful life should be revised to align with the cessation of the subconcession rights that occurred at the end of the contractual term of the gaming subconcession, which ended on December 31, 2022. Accordingly, amortization of the MGM Grand Paradise gaming subconcession was recognized on a straight-line basis over its reduced useful life. The gaming subconcession was fully amortized as of December 31, 2022.

Amortization expense related to intangible assets was $2.7 billion, $197 million and $194 million for 2022, 2021, and 2020, respectively. As of December 31, 2022, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2023	$77,200
2024	75,214
2025	73,428
2026	71,643
2027	54,602
Thereafter	59,674
$411,761

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$185,669	$176,219
Loyalty program obligations	183,602	144,465
Casino front money	265,565	206,244
Advance deposits and ticket sales	346,651	283,188
Unpaid wagers and other	204,160	150,569
Other accrued liabilities:
Payroll and related	478,051	429,797
Taxes, other than income taxes	211,756	195,973
MGP dividend	—	82,294
Operating lease liabilities - current (Refer to Note 11)	53,981	31,706
Finance lease liabilities - current (Refer to Note 11)	72,420	87,665
Other	234,468	195,324
	$2,236,323	$1,983,444

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2022	2021
	(In thousands)
MGP OP senior credit facility	$—	$50,000
MGM China first revolving credit facility	1,249,744	360,414
MGM China second revolving credit facility	224,313	—
LeoVegas senior notes, due 2023	36,580	—
7.75% senior notes, due 2022	—	1,000,000
6% senior notes, due 2023	1,250,000	1,250,000
5.625% MGP OP senior notes, due 2024	—	1,050,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
4.625% MGP OP senior notes, due 2025	—	800,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.5% MGP OP senior notes, due 2026	—	500,000
4.625% senior notes, due 2026	400,000	400,000
5.75% MGP OP senior notes, due 2027	—	750,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.5% MGP OP senior notes, due 2028	—	350,000
4.75% senior notes, due 2028	750,000	750,000
3.875% MGP OP senior notes, due 2029	—	750,000
7% debentures, due 2036	552	552
	8,761,189	12,860,966
Less: Premiums, discounts, and unamortized debt issuance costs, net	(41,899)	(90,169)
	8,719,290	12,770,797
Less: Current portion	(1,286,473)	(1,000,000)
	$7,432,817	$11,770,797

Interest expense, net consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total interest incurred	$595,692	$800,156	$679,251
Interest capitalized	(738)	(563)	(2,871)
	$594,954	$799,593	$676,380

Senior secured credit facility. In November 2021, the Company terminated its previous revolving facility and entered into a new $1.675 billion revolving credit facility maturing in November 2026. The revolving credit facility bears interest of SOFR plus 1.50% to 2.25% determined by reference to a rent adjusted total net leverage ratio pricing grid. At December 31, 2022, no amounts were drawn.

On February 14, 2020, in connection with the MGM Grand Las Vegas and Mandalay Bay transaction, the Company used proceeds from the transaction to repay and terminate the $1.5 billion outstanding on its then existing revolving facility in full and entered into an unsecured credit agreement, comprised of a $1.5 billion unsecured revolving facility that would mature in February 2025. As a result, the Company incurred a $4 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

The Company's senior secured credit facility is guaranteed by each of the Company’s existing direct and indirect wholly-owned material domestic restricted subsidiaries, subject to certain exclusions. The senior secured credit facility is secured by a pledge of the equity in certain of the Company's domestic operating properties. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, subject to certain exceptions. The Company’s senior secured credit facility also contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at December 31, 2022.

MGP OP senior secured credit facility and bridge facility. In April 2022, MGP OP senior secured credit facility was derecognized in connection with the deconsolidation of MGP as a result of the VICI Transaction.

In February 2020, in connection with the MGM Grand Las Vegas and Mandalay Bay transaction, MGP OP amended its senior secured credit facility to, among other things, allow for the transaction to occur, permit the incurrence by MGP OP of a nonrecourse guarantee relating to the debt of VICI BREIT Venture (refer to Note 12 for description of such guarantee), and permit the incurrence of the bridge loan facility. As a result of the transaction and the amendment, MGP OP repaid its $1.3 billion outstanding term loan B facility in full with the proceeds of a bridge facility, which was then assumed by VICI BREIT Venture as partial consideration for MGP OP’s contribution. Additionally, MGP OP used the proceeds from the settlement of the forward equity issuances to pay off the outstanding balance of $399 million on its term loan A facility in full. As a result, MGP OP incurred an $18 million loss on early retirement of debt recorded in “Other, net” in the consolidated statements of operations.

MGP OP was party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. In March 2022, MGP OP terminated its interest rate swap agreements.

MGM China first revolving credit facility. At December 31, 2022, the MGM China first revolving credit facility consisted of a HK$9.75 billion unsecured revolving credit facility, which was fully drawn. The MGM China first revolving credit facility bears interest at a fluctuating rate per annum based on Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio and will mature in May 2024. At December 31, 2022, the weighted average interest rate was 6.80%.
The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of COVID-19, in February 2021, MGM China amended its first revolving credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at December 31, 2022.
MGM China second revolving credit facility. At December 31, 2022, the MGM China second revolving credit facility consisted of a HK$3.12 billion unsecured revolving credit facility with an option to increase the amount of the facility up to HK$3.9 billion, subject to certain conditions. The MGM China second credit facility bears interest at a fluctuating rate per annum based on HIBOR plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio and will mature in May 2024. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At December 31, 2022, $224 million was drawn on the MGM China second revolving credit facility and the weighted average interest rate was 7.72%.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its second credit facility agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at December 31, 2022.

LeoVegas revolving credit facility. Upon the Company’s acquisition of LeoVegas, the LeoVegas revolving credit facility consisted of a €40 million revolving facility, which was fully drawn. The LeoVegas revolving credit facility contained a change-of-control provision which required repayment of the facility within 60 days following a change-of-

control event. As the Company’s acquisition of LeoVegas triggered the change-of-control provision, the revolving credit facility was repaid in November 2022.

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

MGP OP senior notes. In April 2022, MGP OP senior secured credit facility and the senior notes of MGP OP were derecognized in connection with the deconsolidation of MGP as a result of the VICI Transaction.

In November 2020, MGP OP issued $750 million in aggregate principal amount of 3.875% senior notes due 2029.

In June 2020, MGP OP issued $800 million in aggregate principal amount of 4.625% senior notes due 2025.

MGM China senior notes. In March 2021, MGM China issued $750 million in aggregate principal amount of 4.75% senior notes due 2027 at an issue price of 99.97%.

In June 2020, MGM China issued $500 million in aggregate principal amount of 5.25% senior notes due 2025.

LeoVegas senior unsecured notes. Upon the Company’s acquisition of LeoVegas, LeoVegas had senior unsecured notes of SEK 700 million in aggregate principal outstanding with an option to increase the issuance to SEK 800 million. The senior unsecured notes contain change-of-control provisions which provided for the holders to request that all or a portion of the principal amount held be repurchased at a price of 101%, together with accrued interest, during a period following notice. In connection with the change-of-control provisions, an aggregate of SEK 319 million of senior unsecured notes were repurchased in November and December 2022.

The notes mature in December 2023 with interest payable quarterly in arrears at an interest rate that resets quarterly based on Stockholm Interbank Offered Rate plus 550 basis points. As of December 31, 2022, the interest rate in effect was 7.99%.

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2022 are as follows:

Year ending December 31,	(In thousands)
2023	$1,286,580
2024	2,224,057
2025	1,925,000
2026	1,150,000
2027	1,425,000
Thereafter	750,552
$8,761,189

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $8.4 billion and $13.4 billion at December 31, 2022 and 2021, respectively.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Domestic operations	$4,251,418	$2,094,324	$(665,376)
Foreign operations	(3,347,619)	(632,520)	(846,103)
	$903,799	$1,461,804	$(1,511,479)

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal:	(In thousands)
Current	$(206,426)	$(8,984)	$207,544
Deferred (excluding separate components)	(678,371)	(189,657)	19,852
Deferred – valuation allowance	5,346	(14,967)	(42,109)
Other noncurrent	18,326	(14,262)	4,922
Benefit (provision) for federal income taxes	(861,125)	(227,870)	190,209
State:
Current	(10,389)	5	(816)
Deferred (excluding separate components)	(33,878)	(28,068)	(33,087)
Deferred – operating loss carryforward	(15,442)	(27,936)	47,728
Deferred – valuation allowance	(2,345)	(601)	(3,375)
Other noncurrent	—	13,260	(946)
Benefit (provision) for state income taxes	(62,054)	(43,340)	9,504
Foreign:
Current	(2,259)	(3,717)	(828)
Deferred (excluding separate components)	311,614	8,943	4,206
Deferred – operating loss carryforward	6,331	5,793	39,920
Deferred – valuation allowance	(89,575)	6,776	(51,439)
Benefit (provision) for foreign income taxes	226,111	17,795	(8,141)
	$(697,068)	$(253,415)	$191,572

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income tax statutory rate	21.0%	21.0%	21.0%
Net operating loss carryback rate differential	—	—	5.5
Noncontrolling interest	(2.4)	(3.2)	1.6
Foreign income/losses taxed at other than U.S. statutory rate	53.3	8.2	(12.5)
Federal valuation allowance	(0.6)	1.0	(2.8)
State taxes, net	5.5	2.3	0.5
Gain on consolidation of CityCenter, net	—	(10.1)	—
General business credits	(1.5)	(0.3)	0.3
Permanent and other items	1.8	(1.6)	(0.9)
	77.1%	17.3%	12.7%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2022	2021
Deferred tax assets – federal and state:	(In thousands)
Net operating loss carryforward	$23,151	$35,350
Accruals, reserves and other	9,481	39,163
Lease liabilities	5,830,582	2,714,308
Tax credits	2,764,266	3,060,733
	8,627,480	5,849,554
Less: Valuation allowance	(2,641,770)	(2,735,451)
	5,985,710	3,114,103
Deferred tax assets – foreign:
Net operating loss carryforward	198,686	185,936
Accruals, reserves and other	12,315	15,228
Property and equipment	32,585	27,366
Lease liabilities	1,219	1,458
	244,805	229,988
Less: Valuation allowance	(244,805)	(148,811)
	—	81,177
Total deferred tax assets	$5,985,710	$3,195,280
Deferred tax liabilities – federal and state:
Property and equipment	$(330,857)	$(1,361,356)
Investments in unconsolidated affiliates	(585,275)	(1,252,816)
Investment in equity securities	(2,236,093)	—
ROU assets	(5,612,241)	(2,570,620)
Intangibles	(160,991)	(141,934)
	(8,925,457)	(5,326,726)
Deferred tax liabilities – foreign:
Intangibles and other	(29,696)	(307,918)
	(29,696)	(307,918)
Total deferred tax liability	(8,955,153)	(5,634,644)
Net deferred tax liability	$(2,969,443)	$(2,439,364)

Deferred income tax valuation allowance consisted of the following:

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:	(In thousands)
Year Ended December 31, 2022	$2,884,262	$2,313	$—	$2,886,575
Year Ended December 31, 2021	2,875,595	8,667	—	2,884,262
Year Ended December 31, 2020	2,574,056	301,539	—	2,875,595

The Company has recorded a valuation allowance of $2.6 billion on its foreign tax credit (“FTC”) carryover of $2.8 billion as of December 31, 2022, resulting in an FTC net deferred tax asset of approximately $130 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. Because MGM Grand Paradise is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers to the extent it has active foreign source income during the 10-year FTC carryforward period. Such foreign source income includes the recapture, to the extent of a portion of U.S. taxable income each year, of overall domestic losses that totaled approximately $356 million at December 31, 2022. The Company relies on future U.S. source operating income in assessing utilization of the overall domestic losses and, by extension, future FTC realization during the 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $976 million in 2023; $780 million in 2024; $674 million in 2025; $134 million in 2026; and $200 million in 2027.

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

On September 5, 2022, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits through December 31, 2022, concurrent with the end of the term of its gaming subconcession. Absent the exemption from complementary tax on gaming profits, “Net income attributable to MGM Resorts International” would have increased by $3 million in 2022 and decreased by $10 million in 2021 and diluted earnings per share would have increased by $0.01 in 2022 and decreased by $0.02 in 2021. The Company continues to assume that MGM Grand Paradise will pay the Macau 12% complementary tax on gaming profits for all periods beyond December 31, 2022 and has factored that assumption into the measurement of Macau deferred tax assets and liabilities.

Non-gaming operations remain subject to the Macau complementary tax. At December 31, 2022, foreign net operating loss carryforwards primarily consisted of a complementary tax NOL carryforward of $1.6 billion at MGM Grand Paradise resulting from non-gaming operations that will expire if not utilized in years 2023 through 2025.

MGM Grand Paradise’s exemption from the 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. Through the year ended December 31, 2022, in lieu of the 12% complementary tax that would otherwise be due by its shareholder, MGM China, on distributions of its gaming profits, MGM Grand Paradise agreed to pay a flat annual payment of approximately $2 million regardless of the amount of distributable dividends.

There is a $245 million valuation allowance on certain foreign deferred tax assets, which primarily relates to Macau deferred tax assets at MGM Grand Paradise. The valuation allowance on Macau deferred tax assets increased by $89 million during 2022 as a result of accelerating amortization for the remaining useful life of the MGM Grand Paradise gaming subconcession.

The Company has NOLs in some of the states in which it operates that total $373 million as of December 31, 2022, which equates to deferred tax assets of $23 million after federal tax effect and before valuation allowance. The NOL carryforwards in most of the states will expire, if not utilized, between 2025 through 2041. Otherwise, the NOL carryforward can be carried forward indefinitely. The Company has provided a valuation allowance of $8 million on some of its state deferred tax assets for the NOLs described above.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Gross unrecognized tax benefits at January 1	$19,568	$35,617	$33,298
Gross increases - prior period tax positions	—	12,949	3,717
Gross decreases - prior period tax positions	(12,968)	(13,388)	(1,398)
Gross increases - current period tax positions	285	654	—
Settlements with Taxing Authorities	—	(16,264)	—
Gross unrecognized tax benefits at December 31	$6,885	$19,568	$35,617

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7 million and $11 million at December 31, 2022 and 2021, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material for each of the periods presented.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2022, other than adjustments resulting from the federal and state income tax audits discussed herein, the federal, state, and local tax jurisdictions in which the Company files tax returns generally cannot assess tax with respect to years ended prior to 2016. However, NOLs generated or utilized in earlier years may be subject to adjustment.

The Company's 2015 through 2019 U.S. consolidated federal income tax returns are currently under examination by the IRS. Such examination is expected to close during 2023, and the Company does not anticipate any material adjustments upon resolution of the examination. The Company's income tax returns filed in New York City for the tax years 2017 through 2019 are currently under examination. Additionally, in 2022, the Company filed a complaint with the Michigan Court of Claims appealing some of the adjustments from the Michigan examination of tax years 2014 through 2018. The Company does not anticipate any material adjustments upon resolution of either matter.

During the twelve months ended December 31, 2022, the Company reversed $13 million of unrecognized tax benefit upon the resolution of a tax accounting method issue related to its customer loyalty program.

NOTE 11 – LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic resorts pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of December 31, 2022.

Bellagio lease. The Company leases the real estate assets of Bellagio from Bellagio BREIT Venture. The Bellagio lease commenced November 15, 2019 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the fourth lease year that commenced on December 1, 2022 increased to $260 million as a result of the 2% fixed annual escalator.

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

Aria and Vdara lease. The Company leases the real estate assets of Aria and Vdara from funds managed by Blackstone. The Aria and Vdara lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the second lease year that commenced on October 1, 2022 increased to $219 million as a result of the 2% fixed annual escalator.

The VICI lease and ground subleases. The Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the first lease year that commenced on April 29, 2022 was $860 million. In December 2022, in connection with the sale of the operations of The Mirage, the VICI lease was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent. The modification resulted in a reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and $1.3 billion of operating lease ROU and $1.3 billion lease liabilities allocable to The Mirage were derecognized (see Note 4). In February 2023, in connection with the sale of the operations of Gold Strike Tunica, the VICI lease was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. Refer to Note 4 for further discussion of the respective sales.

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

Components of lease costs and other information related to the Company’s leases are:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$1,986,853	$870,779	$751,002

Finance lease costs
Interest expense(2)	$9,233	$2,354	$(21,320)
Amortization expense	76,039	73,475	70,476
Total finance lease costs	$85,272	$75,829	$49,156
(1)The Bellagio lease is held with a related party, as further discussed in Note 18. Operating lease cost includes $331 million for each of the years ended December 31, 2022, 2021, and 2020, related to the Bellagio lease.
(2)For the years ended December 31, 2021 and 2020, interest expense includes the effect of COVID-19 related rent concessions, which was recognized as negative variable rent expense.

	December 31,
	2022	2021
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$24,530,929	$11,492,805
Operating lease liabilities - current, classified within “Other accrued liabilities”	$53,981	$31,706
Operating lease liabilities - long-term(2)	25,149,299	11,802,464
Total operating lease liabilities	$25,203,280	$11,834,170

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$150,571	$151,909
Finance lease liabilities - current, classified within "Other accrued liabilities"	$72,420	$87,665
Finance lease liabilities - long-term, classified within “Other long-term obligations”	88,181	75,560
Total finance lease liabilities	$160,601	$163,225

Weighted average remaining lease term (years)
Operating leases	26	29
Finance leases	14	2

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	5	3
(1)As of December 31, 2022 and 2021, operating lease right-of-use assets, net included $3.5 billion and $3.6 billion related to the Bellagio lease, respectively.
(2)As of December 31, 2022 and 2021, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods.

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,535,637	$669,681	$572,186
Operating cash outflows from finance leases	6,654	4,761	2,956
Financing cash outflows from finance leases(1)	84,139	73,257	34,494

ROU assets obtained in exchange for new lease liabilities
Operating leases	$15,538,208	$3,388,120	$4,120,955
Finance leases	87,856	24,433	177,085
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2023	$1,795,625	$78,710
2024	1,825,986	8,763
2025	1,856,204	8,258
2026	1,883,099	7,021
2027	839,326	6,992
Thereafter	51,965,868	135,187
Total future minimum lease payments	60,166,108	244,931
Less: Amount of lease payments representing interest	(34,962,828)	(84,330)
Present value of future minimum lease payments	25,203,280	160,601
Less: Current portion	(53,981)	(72,420)
Long-term portion of lease liabilities	$25,149,299	$88,181

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments. MGM Grand Paradise concession contract. Pursuant to the concession contract, MGM Grand Paradise is required to pay (i) a special gaming tax of 35% of gross gaming revenue, which is subject to a minimum annual payment that would be levied in the form of a special premium in the event the minimum amount is not achieved, (ii) a fixed annual premium, (iii) a variable premium based on the number of gaming tables and machines, and (iv) special levies of up to 5% of gross gaming revenue. In addition, MGM Grand Paradise is required to make annual payments in connection with the temporary use of the reverted gaming assets based upon square meters of the reverted casino areas. Based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023, the minimum future payments for the above obligations are approximately MOP 22.8 billion ($2.8 billion as of December 31, 2022).

The gaming concession also obligates MGM Grand Paradise to invest in various gaming and non-gaming projects and the development of international tourist markets over the ten-year term of the concession in an amount of approximately MOP 16.7 billion ($2.1 billion as of December 31, 2022) of which MOP 15 billion ($1.9 billion as of December 31, 2022) is designated for non-gaming projects, for which the non-gaming commitment is subject to increases of up to 20% in the following years if the market-wide Macau annual gross gaming revenue achieves or exceeds MOP 180 billion ($22.4 billion as of December 31, 2022). The increased commitment is subject to a 4% reduction per year if the triggering event occurs on or after the sixth year of the term of the concession contract. The projects related to the investment are subject to annual review and Macau government approval and, therefore, the timing and magnitude of the projects comprising the investment are subject to change.

The gaming law also requires concessionaires to maintain share capital of at least MOP 5 billion (approximately $622 million as of December 31, 2022), which further required a cash deposit of such amount until commencement of activity under the concession on January 1, 2023 at which point the deposit was available for use in operations, provided that the net asset value of the concessionaire is not at any time less than such amount.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At December 31, 2022, $31 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

MGM China bank guarantees. In May 2019, MGM Grand Paradise provided a bank guarantee to the government of Macau in the amount of MOP 820 million, which was increased in September 2022 to MOP 880 million (approximately $110 million as of December 31, 2022) to warrant the fulfillment of an existing commitment of labor liabilities upon expiration of the gaming subconcession. In connection with the expiration of the gaming subconcession and issuance of the gaming concession in January 2023, the bank guarantees were cancelled and bank guarantees, secured by pledged cash, were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of December 31, 2022) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term.

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

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2020	$(2,747)	$(10,829)	$3,374	$(10,202)
Other comprehensive income (loss) before reclassifications	27,762	(94,740)	—	(66,978)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive loss to “Other, net”	—	(2,547)	—	(2,547)
Other comprehensive income (loss), net of tax	27,762	(79,365)	—	(51,603)
Other changes in accumulated other comprehensive loss:
MGP Class A share issuances	—	—	646	646
MGM Grand Las Vegas and Mandalay Bay transaction	—	—	(59)	(59)
Redemption of MGP OP units	—	—	8,773	8,773
Other	—	—	(1,018)	(1,018)
Changes in accumulated other comprehensive loss	27,762	(79,365)	8,342	(43,261)
Other comprehensive (income) loss attributable to noncontrolling interest	(12,051)	34,837	—	22,786
Balances, December 31, 2020	12,964	(55,357)	11,716	(30,677)
Other comprehensive income (loss) before reclassifications	(24,655)	12,588	—	(12,067)
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	22,200	—	22,200
Other comprehensive income (loss), net of tax	(24,655)	34,788	—	10,133
Other changes in accumulated other comprehensive loss:
MGP Class A share issuances	—	—	3,240	3,240
Redemption of MGP OP units	—	—	5,327	5,327
Other	—	—	(2,358)	(2,358)
Changes in accumulated other comprehensive loss	(24,655)	34,788	6,209	16,342
Other comprehensive (income) loss attributable to noncontrolling interest	10,784	(21,065)	—	(10,281)
Balances, December 31, 2021	(907)	(41,634)	17,925	(24,616)
Other comprehensive income before reclassifications	27,336	30,692	—	58,028
Amounts reclassified from accumulated other comprehensive loss to interest expense	—	7,000	—	7,000
Other comprehensive income, net of tax	27,336	37,692	—	65,028
Other changes in accumulated other comprehensive income:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Other	1,074	—	(1,794)	(720)
Changes in accumulated other comprehensive income	28,410	65,843	(18,861)	75,392
Other comprehensive (income) loss attributable to noncontrolling interest	6,932	(24,209)	—	(17,277)
Balances, December 31, 2022	$34,435	$—	$(936)	$33,499

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$1,473,093	$1,254,370	$(1,032,724)
Transfers from/(to) noncontrolling interest:
MGP Class A share issuances	—	103,174	64,834
MGM Grand Las Vegas and Mandalay Bay transaction	—	—	(6,562)
Redemption of MGP OP units	—	176,659	92,632
Deconsolidation of MGP	11,084	—	—
Other	(120)	(5,062)	(1,759)
Net transfers from noncontrolling interest	10,964	274,771	149,145
Change from net income (loss) attributable to MGM Resorts International and transfers to noncontrolling interest	$1,484,057	$1,529,141	$(883,579)

Noncontrolling interest ownership transactions

MGP Class A share issuance – Forward settlements. On February 11, 2020 through February 13, 2020, MGP settled approximately 13 million Class A shares issued under forward sales agreements from MGP’s November 2019 offering and under MGP’s At-the-Market (“ATM”) program. In connection with the settlements, MGP OP issued an equal amount of MGP OP units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of the MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the settlements, the Company indirectly owned 61.2% of the partnership units in the MGP OP.

MGP Class A share issuance – BREIT. On February 14, 2020, in connection with MGP’s registered sale of approximately 5 million Class A shares to BREIT, MGP OP issued an equal amount of MGP OP units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.3% of the partnership units in MGP OP.

MGP Class A share issuance – MGM Grand Las Vegas and Mandalay Bay transaction. In February 2020, in connection with the MGM Grand Las Vegas and Mandalay Bay transaction, MGP OP issued approximately 3 million MGP OP units to the Company as discussed in Note 1. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the issuance, the Company indirectly owned 60.6% of the partnership units in MGP OP.

Redemption of MGP OP units. On January 14, 2020, the Company, MGP OP, and MGP entered into an agreement for MGP OP to waive its right following the closing of the MGM Grand Las Vegas and Mandalay Bay transaction to issue MGP Class A shares, in lieu of cash, to the Company in connection with the Company exercising its right to require MGP OP to redeem MGP OP units that the Company holds, at a price per unit equal to a 3% discount to the ten day average closing price prior to the date of the notice of redemption. The waiver was effective upon closing of the transaction on February 14, 2020 and was scheduled to terminate on the earlier of February 14, 2022 or upon the Company’s receipt of cash proceeds of $1.4 billion as consideration for the redemption of the Company’s MGP OP units. On May 18, 2020, MGP OP redeemed approximately 30 million MGP OP units from the Company for $700 million pursuant to the waiver agreement. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption, the Company indirectly owned 56.7% of the partnership units in MGP OP. Further, on December 2, 2020, MGP OP redeemed approximately 24 million MGP OP units from the Company for $700 million pursuant to the waiver agreement. As a result, the waiver terminated in accordance with its terms. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive income. Subsequent to the redemption and as of December 31, 2020, the Company indirectly owned 53.0% of the partnership units in MGP OP.

MGP Class A share issuance – March 2021. On March 15, 2021, MGP completed an offering of 22 million of its Class A shares, the proceeds of which were used to partially satisfy MGP’s obligations pursuant to the notice of redemption delivered by certain MGM subsidiaries, discussed below. Subsequent to MGP’s Class A share issuance and the redemption of MGP OP units, discussed below, the Company indirectly owned 42.1% of the partnership units in MGP OP.

Redemption of MGP OP units – March 2021. In March 2021, subsidiaries of the Company delivered a notice of redemption to MGP covering approximately 37 million MGP OP units that they held in accordance with the terms of MGP OP’s partnership agreement. Upon receipt of the notice of redemption, MGP formed a conflicts committee to determine the mix of consideration that it would provide for the MGP OP units. The conflicts committee determined that MGP would redeem approximately 15 million MGP OP units for cash (with such MGP OP units retired upon redemption) and would satisfy its remaining obligation under that notice covering the remaining 22 million MGP OP units using the proceeds, net of the underwriters’ discount, of MGP’s Class A offering, for aggregate cash proceeds received by the Company of approximately $1.2 billion. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive loss. Subsequent to the collective transactions, the Company indirectly owned 42.1% of the partnership units in MGP OP.

MGP Class A share issuances – ATM program. During the year ended December 31, 2021, MGP issued approximately 3 million Class A shares under its ATM program, which completed its ATM program. In connection with the issuances, MGP OP issued an equal amount of MGP OP units to MGP. The Company adjusted the carrying value of the noncontrolling interests for the change in noncontrolling interests’ ownership percentage of MGP OP’s net assets, with offsetting adjustments to capital in excess of par value and accumulated other comprehensive loss. Subsequent to the collective issuances, the Company indirectly owned 41.6% of the partnership units in MGP OP.

Deconsolidation of MGP. On April 29, 2022, the Company completed the VICI Transaction, whereby VICI acquired MGP. In connection with the transaction, the Company no longer holds a controlling interest in MGP and deconsolidated MGP, including the accumulated other comprehensive loss related to MGP.

Other equity activity

MGM Resorts International stock repurchases. In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase plan, the Company announced that the Board of Directors authorized a $3.0 billion stock repurchase plan. In March 2022, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, and, in February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the year ended December 31, 2020, the Company repurchased approximately 11 million shares of its common stock at an average price of $32.57 per share for an aggregate amount of $354 million. Repurchased shares were retired.

During the year ended December 31, 2021, the Company repurchased approximately 43 million shares of its common stock at an average price of $40.70 per share for an aggregate amount of $1.8 billion. Repurchased shares were retired. During the year ended December 31, 2021, the Company completed its May 2018 $2.0 billion stock repurchase plan.

During the year ended December 31, 2022, the Company repurchased approximately 76 million shares of its common stock at an average price of $36.32 per share for an aggregate amount of $2.8 billion, which included the February 2022 repurchase of 4.5 million shares at a price of $45.00 per share for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired. During the year ended December 31, 2022, the Company completed its February 2020 $3.0 billion stock repurchase plan. As of December 31, 2022 the remaining availability under the March 2022 $2.0 billion stock repurchase plan was $475 million.

Subsequent to the year ended December 31, 2022, the Company repurchased approximately 6 million shares of its common stock at an average price of $38.12 per share for an aggregate amount of $210 million. Repurchased shares were retired.

NOTE 14 — STOCK-BASED COMPENSATION

MGM Resorts International 2022 Omnibus Incentive Plan. On May 4, 2022, the MGM Resorts 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) was approved and replaced and superseded the amended and restated MGM Resorts 2005 Omnibus Incentive Plan. The Company’s 2022 Omnibus Plan allows it to grant up to approximately 18 million shares or stock-based awards, such as stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers, employees, and consultants of the Company and its subsidiaries.

As of December 31, 2022, the Company had an aggregate of approximately 16 million shares of common stock available for grant as stock-based awards under the 2022 Omnibus Plan. Additionally, as of December 31, 2022, the Company had less than 1 million aggregate SARs outstanding and approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

As of December 31, 2022, there was $101 million of unamortized compensation expense related to stock-based awards, which is expected to be recognized over a weighted average period of 1.7 years.

MGM Growth Properties 2016 Omnibus Incentive Plan and MGM China Share Option Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of stock-based awards to each subsidiary’s eligible recipients. Vesting of MGP’s outstanding awards was accelerated as a result of the change of control of MGP related to the VICI Transaction.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2022	2021	2020
Compensation cost:	(In thousands)
Omnibus Plan	$60,264	$53,683	$93,096
MGM Growth Properties Omnibus Incentive Plan	5,112	4,827	2,854
MGM China Share Option Plan	5,920	6,673	11,006
Total compensation cost	71,296	65,183	106,956
Less: Reimbursed costs and capitalized cost	—	(1,198)	(2,118)
Compensation cost after reimbursed costs and capitalized cost	71,296	63,985	104,838
Less: Related tax benefit	(14,458)	(12,982)	(20,605)
Compensation cost, net of tax benefit	$56,838	$51,003	$84,233

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
c) If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and
d) If the plan is terminated by withdrawal of all employers and if the value of the non-forfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining Agreements
Pension Fund(1)	Plan Number	2021	2020	Status (3)	2022	2021	2020	Imposed
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$56,235	$37,242	$24,610	No	05/31/2023(5); 05/31/2024(5); 05/31/2025(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)	82-0994119/001	Red	Red	Implemented	$8,650	$7,683	$5,151	No	5/31/2026
(1)The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2021 and 2020 for both plans. At the date the financial statements were issued, Form 5500 was not available for the plan year 2022.
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
(5)The Company is party to eleven collective bargaining agreements (CBA) that provide for contributions to the Southern Nevada Culinary and Bartenders Pension Plan, which are primarily with the Local Joint Executive Board of Las Vegas, for and on behalf of the Culinary Workers Union and Bartenders Union. The agreements between Aria, Bellagio, The Cosmopolitan, and MGM Grand Las Vegas are the most significant because more than half of the Company’s employee participants in this plan are covered by those four agreements.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $218 million, $143 million, and $138 million to the Health Fund in the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Gain on sale of the operations of The Mirage	$(1,066,784)	$—	$—
Other property transactions, net	29,787	(67,736)	93,567
	$(1,036,997)	$(67,736)	$93,567

Gain on sale of the operations of The Mirage. Refer to Note 4 for discussion.

Other. Other property transactions, net in 2022 includes miscellaneous asset disposals and write-downs.

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

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara) (upon its acquisition in September 2021), Bellagio, The Cosmopolitan (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

MGM China. MGM China consists of MGM Macau and MGM Cotai.

The Company’s operations related to LeoVegas (upon its acquisition in September 2022), investments in unconsolidated affiliates, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.
Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, gain on REIT transactions, net, restructuring costs (which represents costs related to severance, accelerated stock compensation expense, and consulting fees directly related to the operating model component of the MGM 2020 Plan), rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes gain on consolidation of CityCenter, net, gain related to CityCenter’s sale of Harmon land recorded within income from unconsolidated affiliates, corporate expense (which includes CEO transition expense and October 1 litigation settlement) and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation.
The following tables present the Company’s segment information:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$2,104,096	$1,549,419	$728,254
Rooms	2,729,715	1,402,712	662,813
Food and beverage	2,125,738	1,015,366	471,529
Entertainment, retail and other	1,438,823	769,688	383,189
	8,398,372	4,737,185	2,245,785
Regional Operations
Casino	2,901,072	2,721,515	1,569,193
Rooms	284,213	220,828	130,945
Food and beverage	429,188	307,750	184,153
Entertainment, retail and other, and reimbursed costs	201,412	142,270	82,880
	3,815,885	3,392,363	1,967,171
MGM China
Casino	567,573	1,057,962	565,671
Rooms	43,216	66,498	36,624
Food and beverage	49,312	68,489	40,284
Entertainment, retail and other	13,492	17,812	14,124
	673,593	1,210,761	656,703
Reportable segment net revenues	12,887,850	9,340,309	4,869,659
Corporate and other	239,635	339,831	292,423
	$13,127,485	$9,680,140	$5,162,082

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$3,142,308	$1,738,211	$232,188
Regional Operations	1,294,630	1,217,814	343,990
MGM China	(203,136)	25,367	(193,832)
Reportable segment Adjusted Property EBITDAR	4,233,802	2,981,392	382,346

Other operating income (expense)
Corporate and other, net	(736,548)	(560,309)	(530,843)
Preopening and start-up expenses	(1,876)	(5,094)	(84)
Property transactions, net	1,036,997	67,736	(93,567)
Depreciation and amortization	(3,482,050)	(1,150,610)	(1,210,556)
Gain on REIT transactions, net	2,277,747	—	1,491,945
Gain on consolidation of CityCenter, net	—	1,562,329	—
CEO transition expense	—	—	(44,401)
October 1 litigation settlement	—	—	(49,000)
Restructuring	—	—	(26,025)
Triple-net operating lease and ground lease rent expense	(1,950,566)	(833,158)	(710,683)
Gain related to sale of Harmon land - unconsolidated affiliate	—	49,755	—
Income from unconsolidated affiliates related to real estate ventures	61,866	166,658	148,434
Operating income (loss)	1,439,372	2,278,699	(642,434)
Non-operating income (expense)
Interest expense, net of amounts capitalized	(594,954)	(799,593)	(676,380)
Non-operating items from unconsolidated affiliates	(23,457)	(83,243)	(103,304)
Other, net	82,838	65,941	(89,361)
	(535,573)	(816,895)	(869,045)
Income (loss) before income taxes	903,799	1,461,804	(1,511,479)
Benefit (provision) for income taxes	(697,068)	(253,415)	191,572
Net income (loss)	206,731	1,208,389	(1,319,907)
Less: Net loss attributable to noncontrolling interests	1,266,362	45,981	287,183
Net income (loss) attributable to MGM Resorts International	$1,473,093	$1,254,370	$(1,032,724)

	Year Ended December 31,
	2022	2021	2020
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$411,222	$266,944	$87,511
Regional Operations	190,811	77,406	41,456
MGM China	30,540	67,989	108,352
Reportable segment capital expenditures	632,573	412,339	237,319
Corporate and other	132,494	78,358	33,260
	$765,067	$490,697	$270,579

Total assets are not allocated to segments for internal reporting presentations or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net, operating and finance lease right-of-use assets, net, goodwill, and other intangible assets, net, presented by geographic region are as follows:

	December 31,
	2022	2021	2020
Long-lived assets:	(In thousands)
United States	$31,330,909	$25,848,917	$21,035,992
China and all other foreign countries	5,004,512	7,176,763	7,617,819
	$36,335,421	$33,025,680	$28,653,811

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. Until the Company's acquisition of CityCenter in September 2021, the Company was party to a management agreement pursuant to which it managed the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined within the management agreement) for Aria and Vdara. The Company earned fees of $29 million and $16 million during the years ended December 31, 2021 and 2020, respectively. The Company incurred costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs in performing the Company's management services, of $187 million and $212 million during the years ended December 31, 2021 and 2020, respectively. The management agreement was terminated in connection with the Company's acquisition of CityCenter.

MGM China

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is the Co-Chairperson of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services and property cleaning services to MGM China. In addition, MGM China leases office space from Shun Tak. MGM China incurred expenses relating to Shun Tak of $3 million, $7 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In addition, Ms. Ho indirectly holds a 50% interest in an entity that provides, along with its subsidiary, marketing and public relations consulting services, including for the tendering of MGM China's gaming concession, to MGM China, which totaled $5 million, $4 million, and $1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $5 million, $8 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

On August 21, 2022, Ms. Ho and MGM Grand Paradise entered into an agreement for her services as Managing Director of MGM Grand Paradise during the term of the new concession (the “Services Agreement”). The Services Agreement became effective on January 1, 2023 after satisfying certain conditions precedent as defined in the agreement. Pursuant to the Services Agreement, Ms. Ho will receive compensation of $8 million annually during the term of the concession and will be entitled to incentive payments up to an aggregate total amount of $95 million. The amount of the incentive payments earned are subject to the achievement of certain EBITDA targets, as defined in the agreement.

MGP

Prior to the closing of the VICI Transaction, the Company leased the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease with MGP.

In February 2020, Mandalay Bay was removed from the master lease with MGP in connection with the MGM Grand Las Vegas and Mandalay Bay transaction and the annual cash rent under the master lease with MGP was reduced by $133 million to a total of $813 million.

The annual cash rent payments under the master lease with MGP for the fifth lease year, which commenced on April 1, 2020, increased to $828 million from $813 million, as a result of a 2% fixed annual rent escalator that went into effect on April 1, 2020.

The annual cash rent payments under the master lease with MGP for the sixth lease year, which commenced on April 1, 2021, increased to $843 million from $828 million, as a result of a 2% fixed annual rent escalator that went into effect on April 1, 2021.

On October 29, 2021, MGP acquired the real estate assets of MGM Springfield from the Company for $400 million of cash consideration, which was accounted for as a transaction between entities under common control. The Company adjusted the carrying value of noncontrolling interests to adjust for its share of the difference between the carrying value of the net assets transferred and the consideration received, with offsetting adjustments to capital in excess of par value. The master lease with MGP was amended to add MGM Springfield and reflect a $30 million increase in annual cash rent to a total of $873 million. Until final regulatory approvals are obtained, which were not necessary for the transaction to close, the Company and VICI (as the landlord of the property following the VICI Transaction) are subject to a trust agreement, which provides for the property to go into a trust (or, at the Company’s option, be returned to the Company) during the interim period in the event that the regulator finds reasonable cause to believe that VICI may not be found suitable. The property would then remain in trust until a final determination regarding VICI’s suitability is made.

The annual cash rent payments under the master lease with MGP for the seventh lease year, which commenced on April 1, 2022, increased to $877 million from $873 million, due to the sixth 2% annual base rent escalator that went into effect on April 1, 2022, as the adjusted net revenue to rent ratio on which such escalator was contingent was met, which increased annual cash rent by $16 million, partially offset by the percentage rent reset that went into effect on April 1, 2022, calculated based on the percentage of average actual annual net revenue of the leased properties during the preceding five year period, which decreased annual cash rent by $12 million.

In April 2022, the Company completed the VICI Transaction, which resulted in the deconsolidation of MGP, including its investment in the VICI BREIT Venture. Refer to Note 4 for additional information on the VICI Transaction. As part of the transaction, the Company entered into an amended and restated master lease with VICI. Refer to Note 11 for further discussion on the master lease with VICI.

All intercompany transactions, including transactions under the master lease with MGP, have been eliminated in the Company’s consolidation of MGP. The public ownership of MGP’s Class A shares was recognized as noncontrolling interests in the Company’s consolidated financial statements.

Bellagio BREIT Venture

The Company has a 5% ownership interest in Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 11 for further information related to the Bellagio lease.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making its evaluation of the Company’s internal controls over financial reporting as of December 31, 2022, management excluded The Cosmopolitan from its evaluation because it was acquired in the second quarter of 2022. The

Cosmopolitan represented approximately 11% of the Company’s total assets at December 31, 2022 and approximately 6% of the Company’s total revenues for the year ended December 31, 2022.

Based on its evaluation as of December 31, 2022, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2022 (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2022:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	6,345	$26.21	16,397
Equity compensation plans not approved by security holders	—	—	—

(1)
As of December 31, 2022, we had 4.3 million restricted stock units and 1.6 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS, INDEPENDENCE

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3.2	Amended and Restated Bylaws of the Company, effective October 7, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 11, 2022).
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

4.1(6)
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

4.1(7)
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

4.1(8)
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

4.1(9)
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

4.1(10)
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

4.1(11)
Indenture governing the 5.375% senior notes due 2024, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(12)
Indenture governing the 5.875% senior notes due 2026, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(13)
Indenture governing the 5.25% senior notes due 2025, dated as of June 18. 2020, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on June 22, 2020).

4.1(14)
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

4.3	Description of MGM Common Stock (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K filed on February 26, 2021).
10.1(1)
Credit Agreement, dated as of November 24, 2021, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 26, 2021).

10.1(2)
Revolving Credit Facility Agreement, dated August 12, 2019 (the “2019 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(3)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.1(4)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(5)
Revolving Credit Facility Agreement, dated May 26, 2020 (the “2020 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 29, 2020).

10.1(6)
Increase Confirmation to 2020 Revolving Credit Facility dated as of June 29, 2020 between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(13) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(7)
Amendment Letter to the 2019 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1(14) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(8)
Amendment Letter to the 2020 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1(15) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(9)
Amendment Letter to the 2019 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(10)
Amendment Letter to the 2020 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(11)
Amendment Letter to the 2019 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.1(12)
Amendment Letter to the 2020 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.1(13)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(14)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
10.2(1)	Concession Contract, effective as of January 1, 2023, by and between MGM Grand Paradise S.A. and the Government of the Macau SAR.
10.2(2)
Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.2(3)
Land Concession Agreement, effective as of January 9, 2013, relating to the MGM Cotai resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise S.A. (incorporated by reference to Exhibit 10.2(4) of the Company’s Annual Report on Form 10-K filed on March 1, 2013).

10.3(1)
Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2022).

10.3(2)
First Amendment to Amended and Restated Master Lease, dated as of December 19, 2022, by and between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 19, 2022).

10.3(3)
Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.3(4)
First Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of April 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021).

10.3(5)
Second Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of February 22, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.3(6)
Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2020).

10.3(7)
Master Lease by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of September 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2021).

10.3(8)	Lease by and between Marker LV Propco LLC and Nevada Property 1 LLC, dated as of May 17, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2022).

10.3(9)
Tax Protection Agreement, by and among Bellagio, LLC, BCORE Paradise Parent LLC and BCORE Paradise JV LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.3(10)
Tax Protection Agreement, by and among MGM Resorts International, MGM Growth Properties Operating Partnership LP and MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2020).

10.3(11)
Tax Protection Agreement, by and among VICI Properties, Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 29, 2022).

*10.4(1)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2014).
*10.4(2)	MGM Resorts International 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2022).
*10.4(3)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on April 20, 2016).
*10.4(4)	Deferred Compensation Plan II, as Amended and Restated, effective December 17, 2014 (incorporated by reference to Exhibit 10.4(6) of the Company’s Annual Report on Form 10-K filed on March 2, 2015).
*10.4(5)	Amendment Number Two to the MGM Resorts Deferred Compensation Plan II, effective November 1, 2022.
*10.4(6)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 10, 2005).
*10.4(7)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) of the Company's Annual Report on Form 10-K filed on February 29, 2008 ).

*10.4(8)
Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) of the Company's Annual Report on Form 10-K filed on February 29, 2008).

*10.4(9)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.4(10)	Amendment No. 4 to the Supplemental Executive Retirement Plan II, effective November 1, 2022.
*10.4(11)
Employment Agreement, effective as of September 1, 2022, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(12)
Employment Agreement, effective as of September 1, 2022, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(13)
Employment Agreement, effective as of September 1, 2022, by and between the Company and Jonathan S. Halkyard (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(14)
Employment Agreement, effective as of September 1, 2022, by and between the Company and John McManus (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(15)	First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and William Hornbuckle.
*10.4(16)	First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and Corey Sanders.
*10.4(17)	First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and Jonathan Halkyard.
*10.4(18)	First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and John McManus.
*10.4(19)	Employment agreement, effective as of October 1, 2022, by and between the Company and Gary Fritz.
*10.4(20)
Amended and Restated Deferred Compensation Plan for Non-employee Directors, effective as of June 5, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014).

*10.4(21)
First Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of April 27, 2022 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2022).

*10.4(22)	Second Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of October 17, 2022.
*10.4(23)
Form of Restricted Stock Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(24)
Form of Restricted Stock Units Agreement of the Company (Performance) effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(25)	Form of RSU Agreement (Named Executive Officer Employment Agreement Awards) (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 31, 2020).
*10.4(26)	Form of RSU Agreement (Hornbuckle) (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 31, 2020).
*10.4(27)
Form of Performance Share Units Agreement of the Company effective for awards granted in October 2015 and thereafter (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

*10.4(28)
Form of Bonus Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2016 and thereafter (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016).

*10.4(29)
Amended and Restated Change of Control Policy for Executive Officers, effective August 16, 2022 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(30)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 8, 2012).
*10.4(31)	Form of Letter to Employees re: Existing Equity Awards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(32)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(33)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(34)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(35)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.4(36)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10‑K filed on March 1, 2018).
*10.4(37)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(38)
Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(42) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(39)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(40)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(41)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(46) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(42)	Form of Omnibus Amendment to Relative Performance Share Unit Agreements (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).
*10.4(43)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 25, 2022).
*10.4(44)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on From 10-K filed on February 25, 2022).

21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
**	Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Certain long-term debt instruments of our consolidated subsidiaries, under which the total amount of securities authorized does not exceed 10 percent of our consolidated assets, are not filed as exhibits to this Annual Report on Form 10-K. We will furnish a copy of these agreements to the SEC upon request.

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

Dated: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 24, 2023
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2023
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Todd R. Meinert
/s/ Paul J. Salem	Chairman of the Board	February 24, 2023
Paul J. Salem
/s/ Mary Chris Jammet	Director	February 24, 2023
Mary Chris Jammet
/s/ Barry Diller	Director	February 24, 2023
Barry Diller
/s/ Alexis M. Herman	Director	February 24, 2023
Alexis M. Herman
/s/ Joseph M. Levin	Director	February 24, 2023
Joseph M. Levin
/s/ Rose McKinney-James	Director	February 24, 2023
Rose McKinney-James

Signature	Title	Date
/s/ Keith A. Meister	Director	February 24, 2023
Keith A. Meister
/s/ Gregory M. Spierkel	Director	February 24, 2023
Gregory M. Spierkel
/s/ Janet G. Swartz	Director	February 24, 2023
Janet G. Swartz
/s/ Daniel J. Taylor	Director	February 24, 2023
Daniel J. Taylor