Form 10-Q
period 2023-03-31
MGM Resorts International
filed 2023-05-01
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $0.01 par value	363,799,070 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$4,505,318	$5,911,893
Accounts receivable, net	752,965	852,149
Inventories	128,732	126,065
Income tax receivable	2,061	73,016
Prepaid expenses and other	842,028	583,132
Assets held for sale	—	608,437
Total current assets	6,231,104	8,154,692

Property and equipment, net	5,140,662	5,223,928

Other assets
Investments in and advances to unconsolidated affiliates	153,856	173,039
Goodwill	5,024,905	5,029,312
Other intangible assets, net	1,756,151	1,551,252
Operating lease right-of-use assets, net	24,403,384	24,530,929
Other long-term assets, net	832,167	1,029,054
Total other assets	32,170,463	32,313,586
	$43,542,229	$45,692,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$347,344	$369,817
Income tax payable	65,992	—
Current portion of long-term debt	36,492	1,286,473
Accrued interest on long-term debt	114,382	83,451
Other accrued liabilities	2,280,217	2,236,323
Liabilities related to assets held for sale	—	539,828
Total current liabilities	2,844,427	4,515,892

Deferred income taxes, net	3,008,742	2,969,443
Long-term debt, net	6,841,483	7,432,817
Operating lease liabilities	25,145,321	25,149,299
Other long-term obligations	470,495	256,282
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	9,658	158,350
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 367,241,030 and 379,087,524 shares	3,672	3,791
Capital in excess of par value	—	—
Retained earnings	4,799,178	4,794,239
Accumulated other comprehensive income	36,808	33,499
Total MGM Resorts International stockholders’ equity	4,839,658	4,831,529
Noncontrolling interests	382,445	378,594
Total stockholders’ equity	5,222,103	5,210,123
	$43,542,229	$45,692,206
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Casino	$1,882,428	$1,420,910
Rooms	848,488	557,073
Food and beverage	722,131	492,854
Entertainment, retail and other	409,578	371,566
Reimbursed costs	10,671	11,906
	3,873,296	2,854,309
Expenses
Casino	990,890	674,365
Rooms	240,114	196,113
Food and beverage	511,592	368,662
Entertainment, retail and other	243,528	218,749
Reimbursed costs	10,671	11,906
General and administrative	1,135,540	776,837
Corporate expense	127,559	111,241
Preopening and start-up expenses	139	434
Property transactions, net	(396,076)	54,738
Depreciation and amortization	203,501	288,638
	3,067,458	2,701,683
Loss from unconsolidated affiliates	(74,999)	(46,838)
Operating income	730,839	105,788
Non-operating income (expense)
Interest expense, net of amounts capitalized	(130,300)	(196,091)
Non-operating items from unconsolidated affiliates	(1,184)	(15,133)
Other, net	46,307	34,302
	(85,177)	(176,922)
Income (loss) before income taxes	645,662	(71,134)
Benefit (provision) for income taxes	(165,779)	36,341
Net income (loss)	479,883	(34,793)
Less: Net (income) loss attributable to noncontrolling interests	(13,076)	16,777
Net income (loss) attributable to MGM Resorts International	$466,807	$(18,016)
Earnings (loss) per share
Basic	$1.25	$(0.06)
Diluted	$1.24	$(0.06)
Weighted average common shares outstanding
Basic	374,085	442,916
Diluted	378,095	442,916
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$479,883	$(34,793)
Other comprehensive income, net of tax:
Foreign currency translation	(49)	(17,966)
Cash flow hedges	—	36,031
Other	871	—
Other comprehensive income	822	18,065
Comprehensive income (loss)	480,705	(16,728)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(10,589)	1,321
Comprehensive income (loss) attributable to MGM Resorts International	$470,116	$(15,407)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$479,883	$(34,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	203,501	288,638
Amortization of debt discounts, premiums and issuance costs	7,130	10,285
Provision for credit losses	16,133	253
Stock-based compensation	23,891	23,344
Property transactions, net	(396,076)	54,738
Noncash lease expense	132,223	60,118
Other investment gains	(6,152)	(14,983)
Loss from unconsolidated affiliates	76,183	61,971
Distributions from unconsolidated affiliates	1,315	25,444
Deferred income taxes	38,098	1,070
Change in operating assets and liabilities:
Accounts receivable	75,690	(10,385)
Inventories	(2,690)	(5,780)
Income taxes receivable and payable, net	134,564	39,204
Prepaid expenses and other	(23,671)	(13,768)
Accounts payable and accrued liabilities	(78,810)	(60,563)
Other	22,841	(4,311)
Net cash provided by operating activities	704,053	420,482
Cash flows from investing activities
Capital expenditures	(139,820)	(101,583)
Dispositions of property and equipment	5,185	2,917
Investments in unconsolidated affiliates	(35,730)	(129,177)
Proceeds from sale of operating resorts	452,824	—
Proceeds from repayment of principal on note receivable	152,518	—
Distributions from unconsolidated affiliates	549	475
Investments and other	(223,348)	(10,015)
Net cash provided by (used in) investing activities	212,178	(237,383)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(586,456)	(18,134)
Repayment of long-term debt	(1,250,000)	(1,000,000)
Debt issuance costs	—	(1,367)
Dividends paid to common shareholders	—	(1,090)
Distributions to noncontrolling interest owners	(17,936)	(118,039)
Repurchases of common stock	(484,399)	(1,001,972)
Other	(41,342)	(24,985)
Net cash used in financing activities	(2,380,133)	(2,165,587)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6,480)	(1,355)
Change in cash and cash equivalents classified as assets held for sale	25,938	—
Cash, cash equivalents, and restricted cash
Net change for the period	(1,444,444)	(1,983,843)
Balance, beginning of period	6,036,388	5,203,059
Balance, end of period	$4,591,944	$3,219,216
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$92,239	$183,513
Federal, state and foreign income taxes paid (refunds received), net	372	(67,294)
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$226,083	$—
MGM Grand Paradise gaming concession payment obligation	226,083	—
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, January 1, 2023	379,088	$3,791	$—	$4,794,239	$33,499	$4,831,529	$378,594	$5,210,123
Net income	—	—	—	466,807	—	466,807	12,909	479,716
Currency translation adjustment	—	—	—	—	2,438	2,438	(2,487)	(49)
Stock-based compensation	—	—	23,228	—	—	23,228	663	23,891
Issuance of common stock pursuant to stock-based compensation awards	73	1	(1,342)	—	—	(1,341)	—	(1,341)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(6,641)	(6,641)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(11,920)	(120)	(24,881)	(461,868)	—	(486,869)	—	(486,869)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	1,297	—	—	1,297	—	1,297
Other	—	—	(3)	—	871	868	(593)	275
Balances, March 31, 2023	367,241	$3,672	$—	$4,799,178	$36,808	$4,839,658	$382,445	$5,222,103

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

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International, a Delaware corporation (together with its consolidated subsidiaries, unless otherwise indicated or unless the context requires otherwise, the “Company”) is a global gaming and entertainment company with domestic and international locations featuring hotels and casinos, convention, dining, and retail offerings, and sports betting and online gaming operations.

As of March 31, 2023, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, as further discussed in Note 8.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LeoVegas AB (“LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America.

Japan. In April 2023, the Japanese government officially certified the Area Development Plan previously submitted by the city/prefecture of Osaka and the Company’s 50% owned unconsolidated venture.

Gold Strike Tunica transaction. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business. Refer to Note 3 for additional information on this disposition.

MGM Grand Paradise gaming concession. Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires. On December 16, 2022, MGM Grand Paradise was awarded a ten-year concession contract to permit the operation of games of chance or other games in casinos in Macau, which commenced on January 1, 2023. Refer to Note 5 for further discussion of the gaming concession.

Reportable segments. The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 12 for additional information about the Company’s segments.

Impact of COVID-19 - Update. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of March 31, 2023, all of the Company’s properties were open and not subject to any COVID-19 related operating restrictions.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2022 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The venture (the “Bellagio BREIT Venture”) that is 5% owned by a subsidiary of the Company and 95% owned by a subsidiary of BREIT is a VIE because the equity holders as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance. The Company is not the primary beneficiary of Bellagio BREIT Venture because the Company does not have power to direct the activities that could potentially be significant to the venture as BREIT, as the managing member, has such power; accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $56 million as of March 31, 2023, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of March 31, 2023, as further discussed in Note 9.

For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company generally accounts for the entity under the equity method, such as BetMGM, which does not qualify for consolidation as the Company has joint control, given the entity is structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entity, as defined in Accounting Standards Codification (“ASC”) 810. For entities over which the Company does not have significant influence, the Company accounts for its equity investment under ASC 321.

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
•Level 2 inputs for its long-term debt fair value disclosures; See Note 6; and
•Level 1 and Level 2 inputs for its debt investments.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $460 million and $461 million as of March 31, 2023 and December 31, 2022, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended March 31, 2023, the Company recorded a net loss on its equity investments of less than $1 million. For the three months ended March 31, 2022, the Company recorded a net gain on its equity investments of $15 million.

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

The following tables present information regarding the Company’s debt investments:

	Fair value level	March 31, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$591	$12,009
Commercial paper and certificates of deposit	Level 2	—	5,992
Cash and cash equivalents		591	18,001
Short-term investments:
U.S. government securities	Level 1	62,039	56,835
U.S. agency securities	Level 2	28,928	9,530
Commercial paper and certificates of deposit	Level 2	11,064	4,466
Corporate bonds	Level 2	406,848	213,875
Short-term investments		508,879	284,706
Total debt investments		$509,470	$302,707

Restricted cash. MGM China’s pledged cash of $87 million and $124 million as of March 31, 2023 and December 31, 2022, respectively, securing the bank guarantees discussed in Note 9 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of March 31, 2023 and December 31, 2022.

Accounts receivable. As of March 31, 2023 and December 31, 2022, the loss reserve on accounts receivable was $125 million and $113 million, respectively.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment. As of December 31, 2022, the carrying value of the note receivable was $167 million and was recorded within “Other long-term assets, net” in the consolidated balance sheets.

Accounts payable. As of March 31, 2023 and December 31, 2022, the Company had accrued $52 million and $80 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2023	2022	2023	2022	2023	2022
	(In thousands)
Balance at January 1	$185,669	$176,219	$183,602	$144,465	$816,376	$640,001
Balance at March 31	168,307	141,636	183,101	149,316	787,866	720,764
Increase / (decrease)	$(17,362)	$(34,583)	$(501)	$4,851	$(28,510)	$80,763

The January 1, 2023 balances exclude liabilities related to assets held for sale.

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

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three months ended March 31, 2023, lease revenues from third-party tenants include $18 million recorded within food and beverage revenue and $30 million recorded within entertainment, retail, and other revenue. For the three months ended March 31, 2022, lease revenues from third-party tenants include $14 million recorded within food and beverage revenue and $26 million recorded within entertainment, retail, and other revenue. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

During the three months ended March 31, 2023 and 2022, MGM National Harbor purchased $1 million and $18 million of interests from the noncontrolling interest parties, respectively. In April 2023, MGM National Harbor settled the purchase of $137 million of interests to which it had become obligated to purchase during the three months ended March 31, 2023, and, accordingly, such amount was reclassified from “Redeemable noncontrolling interests” into “Other accrued liabilities” on the accompanying consolidated balance sheet as of March 31, 2023.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase plans are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

LeoVegas acquisition. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares at a price of SEK 61 in cash per share. On September 7, 2022, the Company completed its tender offer and acquired 65% of the outstanding shares of LeoVegas and, at the completion of an extended acceptance period on September 22, 2022, acquired an additional 2% of outstanding shares, for an aggregate cash tender price of $370 million. During the tender offer period, the Company had acquired 31% of outstanding shares in open market purchases that had an acquisition-date fair value of approximately $172 million. As the Company’s previous 31% ownership interest was accounted for at fair value, no gain or loss was recorded upon consolidation. The remaining outstanding shares, with a fair value of approximately $11 million based upon the tender price, were settled by the Company for cash in connection with squeeze-out proceedings during the second quarter of 2023. The acquisition provides the Company an opportunity to create a scaled global online gaming business.

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

Unaudited pro forma information - The Cosmopolitan acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of The Cosmopolitan had occurred as of January 1, 2021. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of the indicated date. Pro forma results of operations for the LeoVegas acquisition have not been included because it is not material to the consolidated results of operations.

Three Months Ended March 31,
2022
(In thousands)
Net revenues	$3,119,738
Net income (loss) attributable to MGM Resorts International	(1,854)

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

Additionally, the Company had leased the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from MGP OP. The Company also leased, and continues to lease, the real estate assets of Mandalay Bay and MGM Grand Las Vegas from subsidiaries of a venture that was 50.1% owned by a subsidiary of MGP OP at the time of the transaction (such venture, the “MGP BREIT Venture”).

On April 29, 2022, VICI Properties Inc. (“VICI”) acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of VICI OP in exchange for each MGP OP unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP that had a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer held a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Further, the Company entered into an amended and restated master lease with VICI as discussed in Note 8. The Mandalay Bay and MGM Grand Las Vegas lease remained unchanged.

The Mirage transaction. On December 19, 2022, the Company completed the sale of the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. (“Hard Rock”) for cash consideration of $1.075 billion, or $1.1 billion, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent.

Gold Strike Tunica. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, or $473 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The Company recognized a $398 million gain recorded within “Property transactions, net.” The gain reflects the net cash consideration less the net carrying value of the assets and liabilities derecognized of $75 million.

The operations of Gold Strike Tunica are not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

The major classes of assets and liabilities derecognized are as follows:

Gold Strike Tunica
(In thousands)
Cash and cash equivalents	$26,911
Accounts receivable, net	2,466
Inventories	1,087
Prepaid expenses and other	1,522
Property and equipment, net	21,300
Goodwill	40,523
Other intangible assets, net	5,700
Operating lease right-of-use assets, net	507,231
Other long-term assets, net	1,251
Total assets	$607,991
Accounts payable	$1,657
Other accrued liabilities	13,778
Other long-term obligations	1,707
Operating lease liabilities	516,136
Total liabilities	$533,278

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
BetMGM (50%)	$—	$31,760
Other	153,856	141,279
	$153,856	$173,039

The Company’s share of losses of BetMGM in excess of its equity method investment balance is $24 million as of March 31, 2023.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Loss from unconsolidated affiliates	$(74,999)	$(46,838)
Non-operating items from unconsolidated affiliates	(1,184)	(15,133)
	$(76,183)	$(61,971)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$38,936
BetMGM	(81,872)	(91,993)
Other	6,873	6,219
	$(74,999)	$(46,838)

In connection with the VICI Transaction in April 2022, the Company deconsolidated MGP and, accordingly, derecognized the assets and liabilities of MGP, which included MGP OP’s investment in MGP BREIT Venture.

MGP BREIT Venture distributions. For the three months ended March 31, 2022, MGP OP received $24 million in distributions from MGP BREIT Venture.

BetMGM contributions. For the three months ended March 31, 2023 and 2022, the Company contributed $25 million and $125 million to BetMGM, respectively.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Goodwill	$5,024,905	$5,029,312

Indefinite-lived intangible assets:
Trademarks	$756,378	$754,431
Gaming rights and other	385,129	385,060
Total indefinite-lived intangible assets	1,141,507	1,139,491
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	—	4,519,486
Less: Accumulated amortization	—	(4,519,486)
	—	—
Customer lists	284,937	283,232
Less: Accumulated amortization	(71,914)	(60,055)
	213,023	223,177
Gaming rights	332,032	106,600
Less: Accumulated amortization	(40,723)	(33,316)
	291,309	73,284
Technology and other	130,530	129,061
Less: Accumulated amortization	(20,218)	(13,761)
	110,312	115,300
Total finite-lived intangible assets, net	614,644	411,761
Total other intangible assets, net	$1,756,151	$1,551,252

MGM Grand Paradise gaming subconcession and concession. Pursuant to the gaming concession contract that MGM Grand Paradise entered into with the Macau government, which commenced January 1, 2023, MGM Grand Paradise is required, among other things, to pay a fixed annual premium and an annual variable premium based on the number of gaming tables and machines for the term of the gaming concession. Additionally, in connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which became the legal owner of the reverted gaming assets. Upon the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the concession term in return for annual payments determined by square meters of the reverted casino areas.

On January 1, 2023, MGM Grand Paradise recorded an intangible asset, included within “Gaming rights” above, of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments relating to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. The current portion of $7 million and noncurrent portion of $211 million of the remaining liability was recorded within “Other accrued liabilities” and “Other long-term liabilities”, respectively, in the consolidated balance sheets as of March 31, 2023. The gaming concession intangible asset is being amortized on a straight-line basis over the ten-year term of the gaming concession contract. The fully amortized gaming subconcession intangible asset was derecognized upon the expiration of the gaming subconcession and corresponding commencement of the gaming concession contract.

NOTE 6 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
MGM China first revolving credit facility	$879,003	$1,249,744
MGM China second revolving credit facility	—	224,313
6% senior notes, due 2023	—	1,250,000
LeoVegas senior notes, due 2023	36,571	36,580
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7% debentures, due 2036	552	552
	6,916,126	8,761,189
Less: Premiums, discounts, and unamortized debt issuance costs, net	(38,151)	(41,899)
	6,877,975	8,719,290
Less: Current portion	(36,492)	(1,286,473)
	$6,841,483	$7,432,817

Senior secured credit facility. At March 31, 2023, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2023.

MGM China first revolving credit facility. At March 31, 2023, the MGM China first revolving credit facility consisted of a HK$9.75 billion unsecured revolving credit facility. At March 31, 2023, the weighted average interest rate was 5.51%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China amended its first revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at March 31, 2023.

MGM China second revolving credit facility. At March 31, 2023, the MGM China second revolving credit facility consisted of a HK$3.12 billion unsecured revolving credit facility with an option to increase the amount of the facility up to HK$3.9 billion, subject to certain conditions. Draws will be subject to satisfaction of certain conditions precedent, including evidence that the MGM China first revolving credit facility has been fully drawn. At March 31, 2023, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2022, MGM China amended its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at March 31, 2023.

Senior notes. In March 2023, the Company repaid its $1.25 billion 6% notes due 2023 upon maturity. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.6 billion and $8.4 billion at March 31, 2023 and December 31, 2022, respectively.

NOTE 7 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 25.7% on income before income taxes and a benefit of 51.1% on loss before income taxes for the three months ended March 31, 2023, and 2022, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

NOTE 8 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of March 31, 2023.

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

Mandalay Bay and MGM Grand Las Vegas lease. The Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from subsidiaries of VICI. The Mandalay Bay and MGM Grand Las Vegas lease commenced February 14, 2020 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the fourth lease year that commenced on March 1, 2023 increased to $310 million as a result of the 2% fixed annual escalator.

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

The VICI lease and ground subleases. The Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the first lease year that commenced on April 29, 2022 was $860 million. In December 2022, in connection with the sale of the operations of The Mirage, the VICI lease was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $770 million. In February 2023, in connection with the sale of the operations of Gold Strike Tunica, the VICI lease was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $730 million. The modification resulted in a reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and $507 million of net operating lease ROU and $516 million of lease liabilities allocable to Gold Strike Tunica were derecognized (see Note 3). Annual cash rent payments for the second lease year that commenced on May 1, 2023 increased to $745 million as a result of the 2% fixed annual escalator.

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

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$580,988	$271,849

Finance lease costs
Interest expense	$1,414	$893
Amortization expense	17,526	20,157
Total finance lease costs	$18,940	$21,050
(1)Operating lease cost includes $83 million for each of the three months ended March 31, 2023 and 2022 related to the Bellagio lease, which is held with a related party.

	March 31, 2023	December 31, 2022
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$24,403,384	$24,530,929
Operating lease liabilities - current, classified within “Other accrued liabilities”	$56,866	$53,981
Operating lease liabilities - long-term(2)	25,145,321	25,149,299
Total operating lease liabilities	$25,202,187	$25,203,280

Finance leases
Finance lease ROU assets, net classified within “Property and equipment, net”	$133,031	$150,571
Finance lease liabilities - current, classified within “Other accrued liabilities”	$52,492	$72,420
Finance lease liabilities - long-term, classified within “Other long-term obligations”	87,530	88,181
Total finance lease liabilities	$140,022	$160,601

Weighted average remaining lease term (years)
Operating leases	26	26
Finance leases	15	14

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	5	5
(1)As of March 31, 2023 and December 31, 2022, operating lease right-of-use assets, net included $3.5 billion related to the Bellagio lease.
(2)As of March 31, 2023 and December 31, 2022, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$453,480	$211,326
Operating cash outflows from finance leases	1,787	945
Financing cash outflows from finance leases(1)	21,119	22,649

ROU assets obtained in exchange for new lease liabilities
Operating leases	$4,581	$4,480
Finance leases	—	—
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2023 (excluding the three months ended March 31, 2023)	$1,348,967	$56,396
2024	1,827,193	8,756
2025	1,856,510	8,255
2026	1,883,512	7,021
2027	839,733	6,992
Thereafter	51,965,891	135,187
Total future minimum lease payments	59,721,806	222,607
Less: Amount of lease payments representing interest	(34,519,619)	(82,585)
Present value of future minimum lease payments	25,202,187	140,022
Less: Current portion	(56,866)	(52,492)
Long-term portion of lease liabilities	$25,145,321	$87,530

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At March 31, 2023, $29 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of March 31, 2023) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2022, MOP 1 billion (approximately $124 million as of December 31, 2022) of the bank guarantees were secured by pledged cash and, in connection with a release of MOP 300 million of such pledged cash during the three months ended March 31, 2023, MOP 700 million of the bank guarantees (approximately $87 million as of March 31, 2023) were secured by pledged cash as of March 31, 2023.

Shortfall guarantees. The Company provides shortfall guarantees of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture, the landlord of Bellagio, which matures in 2029 and of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Mandalay Bay and MGM Grand Las Vegas, which matures in 2032 and has an anticipated repayment date of March 2030. The terms of the shortfall guarantees provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of the applicable property owned by the landlord, and the debt obligation. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial.

NOTE 10 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended March 31,
	2023	2022

Numerator:
Net income (loss) attributable to MGM Resorts International	$466,807	$(18,016)
Adjustment related to redeemable noncontrolling interests	1,297	(8,986)
Net income (loss) attributable to common stockholders – basic and diluted	$468,104	$(27,002)
Denominator:
Weighted-average common shares outstanding – basic	374,085	442,916
Potential dilution from share-based awards	4,010	—
Weighted-average common and common equivalent shares – diluted	378,095	442,916
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	276	6,687

NOTE 11 — STOCKHOLDERS’ EQUITY

MGM Resorts International stock repurchases. In March 2022, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, and, in February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2022, the Company repurchased approximately 23 million shares of its common stock for an aggregate amount of $1.0 billion, which included the February 2022 repurchase of 4.5 million shares for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired.

During the three months ended March 31, 2023, the Company repurchased approximately 12 million shares of its common stock for an aggregate amount of $487 million. In connection with these repurchases, the March 2022 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $2.0 billion as of March 31, 2023.

Subsequent to the quarter ended March 31, 2023, the Company repurchased approximately 4 million shares of its common stock for an aggregate amount of $172 million, excluding excise tax. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Other	Total
	(In thousands)
Balances, January 1, 2023	$34,435	$(936)	$33,499
Other comprehensive loss before reclassifications	(49)	—	(49)
Amounts reclassified from accumulated other comprehensive income to "Other, net"	—	871	871
Other comprehensive income (loss), net of tax	(49)	871	822
Other comprehensive loss attributable to noncontrolling interest	2,487	—	2,487
Balances, March 31, 2023	$36,873	$(65)	$36,808

NOTE 12 — SEGMENT INFORMATION

The Company’s management views each of its casino properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company has aggregated its operating segments into the following reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China.

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

Regional Operations. Regional Operations consists of the following casino properties: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi (until its disposition in February 2023); Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York; and MGM Northfield Park in Northfield Park, Ohio.

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

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation.

The following tables present the Company’s segment information:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$500,563	$475,298
Rooms	751,691	485,288
Food and beverage	582,627	384,276
Entertainment, retail and other	341,271	318,030
	2,176,152	1,662,892
Regional Operations
Casino	716,977	703,679
Rooms	67,304	56,114
Food and beverage	111,879	91,138
Entertainment, retail and other, and reimbursed costs	49,683	39,898
	945,843	890,829
MGM China
Casino	555,272	231,203
Rooms	29,493	15,671
Food and beverage	27,625	17,441
Entertainment, retail and other	5,202	4,060
	617,592	268,375
Reportable segment net revenues	3,739,587	2,822,096
Corporate and other	133,709	32,213
	$3,873,296	$2,854,309

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$835,809	$593,634
Regional Operations	313,175	313,279
MGM China	168,948	(25,656)
Reportable segment Adjusted Property EBITDAR	1,317,932	881,257

Other operating income (expense)
Corporate and other, net	(211,669)	(210,853)
Preopening and start-up expenses	(139)	(434)
Property transactions, net	396,076	(54,738)
Depreciation and amortization	(203,501)	(288,638)
Triple-net operating lease and ground lease rent expense	(570,555)	(262,452)
Income from unconsolidated affiliates related to real estate ventures	2,695	41,646
Operating income	730,839	105,788
Non-operating income (expense)
Interest expense, net of amounts capitalized	(130,300)	(196,091)
Non-operating items from unconsolidated affiliates	(1,184)	(15,133)
Other, net	46,307	34,302
	(85,177)	(176,922)
Income (loss) before income taxes	645,662	(71,134)
Benefit (provision) for income taxes	(165,779)	36,341
Net income (loss)	479,883	(34,793)
Less: Net (income) loss attributable to noncontrolling interests	(13,076)	16,777
Net income (loss) attributable to MGM Resorts International	$466,807	$(18,016)

NOTE 13 — RELATED PARTY TRANSACTIONS

MGP. Prior to the closing of the VICI Transaction, the Company leased the real estate assets of The Mirage, Luxor, New York-New York, Park MGM, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield pursuant to a master lease with MGP.

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

In April 2022, the Company completed the VICI Transaction, which resulted in the deconsolidation of MGP. Refer to Note 3 for additional information on the VICI Transaction. As part of the transaction, the Company entered into an amended and restated master lease with VICI. Refer to Note 8 for further discussion on the master lease with VICI.

Bellagio BREIT Venture. The Company has a 5% ownership interest in Bellagio BREIT Venture, which owns the real estate assets of Bellagio and leases such assets to a subsidiary of the Company pursuant to a lease agreement. Refer to Note 8 for further information related to the Bellagio lease.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.” MGM Growth Properties LLC together with its subsidiaries is referred to as “MGP.”

Description of our business

Our primary business is the operation of casino resorts, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We operate several of the finest casino resorts in the world and we continually reinvest in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our resorts to generate operating cash flow to pay rent, fund capital expenditures, provide excess cash flow for future development, repay debt financings, and return capital to our shareholders. We lease the real estate assets of our domestic resorts pursuant to triple-net lease agreements and make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We also offer online gaming and sports betting through LeoVegas, a consolidated subsidiary, as well as through BetMGM, an unconsolidated affiliate.

Impact of COVID-19 - Update

On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of March 31, 2023, all of our properties were open and not subject to any COVID-19 related operating restrictions.

Other Developments

In February 2023, we completed the sale of the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, subject to certain purchase price adjustments. At closing, the master lease with VICI was amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. Refer to Note 3 in the accompanying consolidated financial statements for further discussion of this transaction.

In April 2023, the Japanese government officially certified the Area Development Plan (“ADP”) previously submitted by the city/prefecture of Osaka, Japan and our 50% owned venture. Agreements with Osaka on the construction of the planned integrated resort are required to be finalized within 90 days of the ADP approval.

In April 2023, LeoVegas entered into an agreement to acquire the majority ownership of digital gaming developer, Push Gaming Holding Limited. The transaction is subject to regulatory and customary approvals and is expected to close in the third quarter of 2023.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenues	$3,873,296	$2,854,309
Operating income	730,839	105,788
Net income (loss)	479,883	(34,793)
Net income (loss) attributable to MGM Resorts International	466,807	(18,016)

Consolidated net revenues were $3.9 billion for the three months ended March 31, 2023 compared to $2.9 billion in the prior year quarter, an increase of 36%. The current year quarter benefited from the inclusion of The Cosmopolitan, which was partially offset by the disposition of The Mirage and Gold Strike Tunica. The prior year quarter was negatively affected by a decrease in business volume and travel due to the spread of the omicron variant in the early part of the quarter. At MGM China, the current year quarter benefited from the removal of travel and entry restrictions in Macau. As a result, net revenues at our Las Vegas Strip Resorts increased 31%, Regional Operations increased 6%, and MGM China increased 130% compared to the prior year quarter.

Consolidated operating income was $731 million for the three months ended March 31, 2023 compared to $106 million in the prior year quarter. The current year quarter benefited from a $398 million gain related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, the increase in net revenues, as discussed above, and an $85 million decrease in depreciation and amortization expense, partially offset by an increase in rent expense recorded within general and administrative expense for the VICI and The Cosmopolitan leases, which commenced in April 2022 and May 2022, respectively. Depreciation and amortization expense decreased compared to the prior year quarter due to the deconsolidation of MGP in April 2022 and due to the MGM Grand Paradise gaming subconcession becoming fully amortized as of December 31, 2022.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Las Vegas Strip Resorts
Casino	$500,563	$475,298
Rooms	751,691	485,288
Food and beverage	582,627	384,276
Entertainment, retail and other	341,271	318,030
	2,176,152	1,662,892
Regional Operations
Casino	716,977	703,679
Rooms	67,304	56,114
Food and beverage	111,879	91,138
Entertainment, retail and other, and reimbursed costs	49,683	39,898
	945,843	890,829
MGM China
Casino	555,272	231,203
Rooms	29,493	15,671
Food and beverage	27,625	17,441
Entertainment, retail and other	5,202	4,060
	617,592	268,375
Reportable segment net revenues	3,739,587	2,822,096
Corporate and other	133,709	32,213
	$3,873,296	$2,854,309

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues for the three months ended March 31, 2023 for each revenue type increased compared to the prior year quarter due primarily to the inclusion of The Cosmopolitan, partially offset by the disposition of The Mirage, and also due to the early part of the prior year quarter being negatively affected by the spread of the omicron variant.
Las Vegas Strip Resorts casino revenue was $501 million for the three months ended March 31, 2023 compared to $475 million in the prior year quarter, an increase of 5%.
The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Table games drop	$1,524	$1,203
Table games win	$346	$296
Table games win %	22.7%	24.6%
Slot handle	$5,759	$4,607
Slot win	$544	$427
Slot win %	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue was $752 million for the three months ended March 31, 2023 compared to $485 million in the prior year quarter, an increase of 55%, due primarily to an increase in REVPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2023	2022
Occupancy	92%	78%
Average daily rate (ADR)	$258	$197
Revenue per available room (REVPAR)	$239	$154

Las Vegas Strip Resorts food and beverage revenue was $583 million for the three months ended March 31, 2023 compared to $384 million in the prior year quarter, an increase of 52%, and Las Vegas Strip Resorts entertainment, retail and other revenues were $341 million for the three months ended March 31, 2023 compared to $318 million in the prior year quarter, an increase of 7%.

Regional Operations

Regional Operations casino revenue was $717 million for the three months ended March 31, 2023 compared to $704 million in the prior year quarter, an increase of 2%, due primarily to an increase in slot handle over the prior year quarter.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Table games drop	$1,013	$1,021
Table games win	$214	$216
Table games win %	21.1%	21.2%
Slot handle	$6,999	$6,662
Slot win	$670	$638
Slot win %	9.6%	9.6%

Regional Operations rooms revenue was $67 million for the three months ended March 31, 2023 compared to $56 million in the prior year quarter, an increase of 20%, due to an increase in occupancy.

Regional Operations food and beverage revenue was $112 million for the three months ended March 31, 2023 compared to $91 million in the prior year quarter, an increase of 23%, and Regional Operations entertainment, retail and other revenue, and reimbursed costs was $50 million for the three months ended March 31, 2023 compared to $40 million in the prior year quarter, an increase of 25%, as non-gaming amenities had not yet returned to pre-COVID-19 volumes in the comparative prior year quarter.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Main floor table games drop	$2,177	$1,096
Main floor table games win	$523	$239
Main floor table games win %	24.0%	21.8%

MGM China net revenues were $618 million for the three months ended March 31, 2023 compared to $268 million in the prior year quarter, an increase of 130%, due to the current year quarter being positively affected by the removal of COVID-19 related travel and entry restrictions in Macau.

Corporate and other

Corporate and other revenue primarily includes revenues from LeoVegas, other corporate operations, and management services. The increase in the current year quarter compared to the prior year quarter is primarily due to the acquisition of LeoVegas in September 2022.

Adjusted Property EBITDAR and Adjusted EBITDAR

The following table presents Adjusted Property EBITDAR and Adjusted EBITDAR. Adjusted Property EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 12 in the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Las Vegas Strip Resorts	$835,809	$593,634
Regional Operations	313,175	313,279
MGM China	168,948	(25,656)
Corporate and other	(211,669)	(210,853)
Adjusted EBITDAR	$1,106,263

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR was $836 million for the three months ended March 31, 2023 compared to $594 million in the prior year quarter, an increase of 41%. Las Vegas Strip Resorts Adjusted Property EBITDAR margin increased to 38.4% for the three months ended March 31, 2023 compared to 35.7% in the prior year quarter as the current year quarter primarily benefited from the increase in rooms revenues discussed above.

Regional Operations

Regional Operations Adjusted Property EBITDAR was $313 million for the three months ended March 31, 2023, which was flat compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin decreased to 33.1% for the three months ended March 31, 2023 compared to 35.2% in the prior year quarter. The margin decreases were due primarily to an increase in contribution from lower margin non-gaming outlets and venues.

MGM China

MGM China Adjusted Property EBITDAR was $169 million for the three months ended March 31, 2023 compared to Adjusted Property EBITDAR loss of $26 million in the prior year quarter. The increase was due primarily to the increase in revenues, discussed above, and the prior year quarter included an $18 million charge related to litigation reserves.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts and Regional Operations on a same-store basis for the three months ended March 31, 2023 and 2022. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Las Vegas Strip Resorts net revenues	$2,176,152	$1,662,892
Acquisitions (1)	(308,168)	—
Dispositions (2)	—	(127,797)
Las Vegas Strip Resorts same-store net revenues	$1,867,984	$1,535,095

Las Vegas Strip Resorts Adjusted Property EBITDAR	$835,809	$593,634
Acquisitions (1)	(129,854)	—
Dispositions (2)	—	(32,892)
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$705,955	$560,742
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan.
(2)Excludes the net revenues and Adjusted Property EBITDAR of The Mirage.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Regional Operations net revenues	$945,843	$890,829
Dispositions (1)	(26,967)	(58,073)
Regional Operations same-store net revenues	$918,876	$832,756

Regional Operations Adjusted Property EBITDAR	$313,175	$313,279
Dispositions (1)	(11,073)	(28,611)
Regional Operations Same-Store Adjusted Property EBITDAR	$302,102	$284,668
(1)Excludes the net revenues and Adjusted Property EBITDAR of Gold Strike Tunica.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$38,936
BetMGM	(81,872)	(91,993)
Other	6,873	6,219
	$(74,999)	$(46,838)

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in MGP BREIT Venture.

Non-operating Results

Interest Expense

Gross interest expense was $131 million and $196 million for the three months ended March 31, 2023 and 2022, respectively. The decrease from the prior year quarter is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.0 billion 7.75% senior notes in March 2022, the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP in April 2022, and the repayment of the $1.25 billion 6% senior notes in March 2023, partially offset by an increase in the debt outstanding under MGM China’s revolving credit facilities. See Note 6 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $46 million and $34 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

Our effective income tax rate was a provision of 25.7% on income before income taxes and a benefit of 51.1% on loss before income taxes for the three months ended March 31, 2023 and 2022, respectively. The prior year quarter was unfavorably impacted by losses in Macau from which we could not benefit.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Same-Store Adjusted Property EBITDAR” is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period and to exclude the Adjusted Property EBITDAR of disposed operating segments from the beginning of the reporting period through the date of disposition. Accordingly, for Las Vegas Strip Resorts, we have excluded the Adjusted Property EBITDAR of The Cosmopolitan for periods subsequent to its acquisition on May 17, 2022 and of The Mirage for the periods prior to its disposition on December 19, 2022, as applicable. For Regional Operations, we have excluded the Adjusted Property EBITDAR of Gold Strike Tunica for the periods prior to its disposition on February 15, 2023, as applicable.

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

“Adjusted EBITDAR” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense related to triple-net operating leases and ground leases, and income from unconsolidated affiliates related to investments in real estate ventures.

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense related to triple-net operating leases and ground leases. Management believes excluding rent expense related to triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing the Company, as well as comparing the Company’s results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense related to triple-net operating leases and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income (loss) to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$466,807	$(18,016)
Plus: Net income (loss) attributable to noncontrolling interests	13,076	(16,777)
Net income (loss)	479,883	(34,793)
Provision (benefit) for income taxes	165,779	(36,341)
Income (loss) before income taxes	645,662	(71,134)
Non-operating (income) expense:
Interest expense, net of amounts capitalized	130,300	196,091
Non-operating items from unconsolidated affiliates	1,184	15,133
Other, net	(46,307)	(34,302)
	85,177	176,922
Operating income	730,839	105,788
Preopening and start-up expenses	139	434
Property transactions, net	(396,076)	54,738
Depreciation and amortization	203,501	288,638
Triple-net operating lease and ground lease rent expense	570,555	262,452
Income from unconsolidated affiliates related to real estate ventures	(2,695)	(41,646)
Adjusted EBITDAR	$1,106,263

Guarantor Financial Information

As of March 31, 2023, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that owns our 50% interest in BetMGM), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below. Assets held for sale and liabilities related to assets held for sale associated with Gold Strike Tunica are included within current assets and other current liabilities, respectively, within the summarized financial information as of December 31, 2022.

	March 31, 2023	December 31, 2022
Balance Sheet	(In thousands)
Current assets	$5,216,484	$6,733,048
Other long-term assets	28,519,572	28,802,794
Other current liabilities	1,946,811	3,892,694
Other long-term liabilities	28,327,103	28,285,295

Three Months Ended March 31, 2023
Income Statement	(In thousands)
Net revenues	$2,689,698
Operating income	680,643
Income before income taxes	691,250
Net income	522,827
Net income attributable to MGM Resorts International	522,827

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $704 million in the three months ended March 31, 2023 compared to $420 million in the prior year quarter. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments and the change in cash paid (refunded) for taxes, net.

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

Cash provided by investing activities was $212 million in the three months ended March 31, 2023 compared to cash used in investing activities of $237 million in the prior year quarter. In the three months ended March 31, 2023, we received $439 million in net cash related to the sale of the operations of Gold Strike Tunica, received $153 million in cash related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid, and made payments of $140 million in capital expenditures, as further discussed below, contributed $25 million to BetMGM, and made $218 million in net investments in debt securities. In comparison, in the prior year period we made payments of $102 million in capital expenditures, as further discussed below, and contributed $125 million to BetMGM.

Capital Expenditures

We made capital expenditures of $140 million in the three months ended March 31, 2023, of which $6 million related to MGM China, for which the MGM China amount is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate and other entities of $134 million primarily related to expenditures in information technology, room remodels, and convention center remodels.

We made capital expenditures of $102 million in the three months ended March 31, 2022, of which $9 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $93 million primarily relate to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $2.4 billion in the three months ended March 31, 2023 compared to $2.2 billion in the prior year quarter. In the three months ended March 31, 2023, we had net repayments of debt of $1.8 billion, as further discussed below, distributed $18 million to noncontrolling interest owners, and we repurchased $484 million of our common stock. In comparison, in the prior year period, we had net repayments of debt of $1.0 billion, as further discussed below, distributed $118 million to noncontrolling interest owners, and we repurchased $1.0 billion of our common stock.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2023, we had net repayments of debt of $1.8 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity, and aggregate repayments of $586 million on MGM China’s revolving credit facilities.

During the three months ended March 31, 2022, we had net repayments of debt of $1.0 billion, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, net repayments of $50 million on MGP OP’s revolving credit facility, and net borrowings of $32 million on MGM China’s first revolving credit facility.

Dividends, Distributions to Noncontrolling Interest Owners, and Share Repurchases

During the three months ended March 31, 2023, we paid $484 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 11 for further information on the stock repurchases. In connection with those repurchases, the March 2022 $2.0 billion stock repurchase plan was completed. In February 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $2.0 billion as of March 31, 2023.

During the three months ended March 31, 2022, we repurchased and retired $1.0 billion of our common stock pursuant to our stock repurchase plans.

During the three months ended March 31, 2022, we paid dividends of $0.0025 per share, totaling $1 million and MGP OP paid $141 million of distributions to its partnership unit holders, of which we received $59 million and MGP received $82 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our businesses. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facility. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments.

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

As of March 31, 2023, we had cash and cash equivalents of $4.5 billion, of which MGM China held $468 million, and we had $6.9 billion in principal amount of indebtedness, including $879 million outstanding under MGM China’s first revolving credit facility. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility. Due to the impact of the COVID-19 pandemic, in February 2022, MGM China amended each of its first revolving credit facility and its second revolving credit facility to extend the financial covenant waivers through maturity in May 2024.

As of March 31, 2023, our expected cash interest payments over the next twelve months are approximately $185 million to $195 million, excluding MGM China, and approximately $385 million to $395 million on a consolidated basis, which includes MGM China.

We are required, as of March 31, 2023, to make annual cash rent payments of $1.7 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 8 for discussion of our leases and lease obligations.

We have planned capital expenditures expected over the remainder of the year of approximately $680 million to $690 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $135 million to $155 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2023 that relates to capital projects.

We additionally have planned contributions to BetMGM over the remainder of 2023 of approximately $50 million. We continue to explore potential development or investment opportunities, such as a commercial gaming facility in New York, which may require cash commitments in the future. Additionally, we expect to have cash commitments of $200 million to $250 million over the remainder of 2023 relating to our Japan venture’s planned integrated resort in Osaka for which the amount and timing is subject to change and will be dependent upon funding of the venture from noncontrolling interests and the timing and amount of financing received by the venture.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to the quarter ended March 31, 2023, we repurchased approximately 4 million shares of our common stock for an aggregate amount of $172 million, excluding excise tax. Repurchased shares were retired.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2023, variable rate borrowings represented approximately 13% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31, 2023
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Fixed-rate	$—	$750	$1,925	$1,150	$1,425	$750	$6,000	$5,723
Average interest rate	N/A	5.4%	6.0%	5.4%	5.1%	4.8%	5.4%
Variable rate	$37	$879	$—	$—	$—	$—	$916	$916
Average interest rate	8.8%	5.5%	N/A	N/A	N/A	N/A	5.6%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar or the current peg rate for the Hong Kong dollar will remain at the same level. The possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate thereof. For U.S. dollar denominated debt incurred by MGM China, fluctuations in the exchange rates of the Hong Kong dollar in relation to the U.S. dollar could have adverse effects on our financial position and results of operations. As of March 31, 2023, a 1% weakening of the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar would result in a foreign currency transaction loss of $28 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding the impact of COVID-19 on our business, expectations regarding the impact of macroeconomic trends on our business, our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York and investments we make in online sports betting and iGaming, expansion of LeoVegas and the MGM digital brand, positioning BetMGM as a leader in sports betting and iGaming, the closing of the Push Gaming Holding Limited acquisition, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, amounts projected to be realized as deferred tax assets, and our ability to achieve our public social impact and sustainability goals. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments under our triple-net leases and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our development options and financial results and impact our ability to satisfy our obligations;

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 9 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
January 1, 2023 — January 31, 2023	4,297,621	$36.65	4,297,621	$317,538
February 1, 2023 — February 28, 2023	1,520,849	$43.22	1,520,849	$2,251,801
March 1, 2023 — March 31, 2023	6,101,590	$42.43	6,101,590	$1,992,885
(1) Average price paid per share is calculated on a settlement basis and is inclusive of commissions and exclusive of excise tax

In March 2022 we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan and in February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended March 31, 2023 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 6.        Exhibits

10.3	Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: May 1, 2023	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: May 1, 2023		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)