Form 10-Q
period 2023-06-30
MGM Resorts International
filed 2023-08-02
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $0.01 par value	350,889,195 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,843,366	$5,911,893
Accounts receivable, net	703,971	852,149
Inventories	130,889	126,065
Income tax receivable	129,497	73,016
Prepaid expenses and other	809,272	583,132
Assets held for sale	—	608,437
Total current assets	5,616,995	8,154,692

Property and equipment, net	5,233,400	5,223,928

Other assets
Investments in and advances to unconsolidated affiliates	156,993	173,039
Goodwill	5,029,189	5,029,312
Other intangible assets, net	1,734,012	1,551,252
Operating lease right-of-use assets, net	24,276,784	24,530,929
Other long-term assets, net	858,456	1,029,054
Total other assets	32,055,434	32,313,586
	$42,905,829	$45,692,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$358,807	$369,817
Current portion of long-term debt	35,200	1,286,473
Accrued interest on long-term debt	60,225	83,451
Other accrued liabilities	2,295,172	2,236,323
Liabilities related to assets held for sale	—	539,828
Total current liabilities	2,749,404	4,515,892

Deferred income taxes, net	3,006,583	2,969,443
Long-term debt, net	6,674,044	7,432,817
Operating lease liabilities	25,136,719	25,149,299
Other long-term obligations	493,996	256,282
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	9,716	158,350
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 352,789,905 and 379,087,524 shares	3,528	3,791
Capital in excess of par value	—	—
Retained earnings	4,382,588	4,794,239
Accumulated other comprehensive income	30,057	33,499
Total MGM Resorts International stockholders’ equity	4,416,173	4,831,529
Noncontrolling interests	419,194	378,594
Total stockholders’ equity	4,835,367	5,210,123
	$42,905,829	$45,692,206
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Casino	$1,951,382	$1,357,134	$3,833,810	$2,778,044
Rooms	815,323	774,732	1,663,811	1,331,805
Food and beverage	743,236	677,756	1,465,367	1,170,610
Entertainment, retail and other	420,711	445,342	830,289	816,908
Reimbursed costs	11,555	9,924	22,226	21,830
	3,942,207	3,264,888	7,815,503	6,119,197
Expenses
Casino	1,025,745	622,166	2,016,635	1,296,531
Rooms	250,300	232,429	490,414	428,542
Food and beverage	537,824	480,121	1,049,416	848,783
Entertainment, retail and other	258,472	265,184	502,000	483,933
Reimbursed costs	11,555	9,924	22,226	21,830
General and administrative	1,144,390	1,028,765	2,279,930	1,805,602
Corporate expense	117,088	119,610	244,647	230,851
Preopening and start-up expenses	149	542	288	976
Property transactions, net	5,614	(19,395)	(390,462)	35,343
Gain on REIT transactions, net	—	(2,277,747)	—	(2,277,747)
Depreciation and amortization	203,503	366,255	407,004	654,893
	3,554,640	827,854	6,622,098	3,529,537
Loss from unconsolidated affiliates	(16,189)	(55,583)	(91,188)	(102,421)
Operating income	371,378	2,381,451	1,102,217	2,487,239
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,945)	(136,559)	(242,245)	(332,650)
Non-operating items from unconsolidated affiliates	(441)	(6,120)	(1,625)	(21,253)
Other, net	23,693	(43,308)	70,000	(9,006)
	(88,693)	(185,987)	(173,870)	(362,909)
Income before income taxes	282,685	2,195,464	928,347	2,124,330
Provision for income taxes	(39,141)	(572,839)	(204,920)	(536,498)
Net income	243,544	1,622,625	723,427	1,587,832
Less: Net (income) loss attributable to noncontrolling interests	(42,748)	161,312	(55,824)	178,089
Net Income attributable to MGM Resorts International	$200,796	$1,783,937	$667,603	$1,765,921
Earnings per share
Basic	$0.56	$4.24	$1.82	$4.06
Diluted	$0.55	$4.20	$1.80	$4.02
Weighted average common shares outstanding
Basic	361,050	417,393	367,535	430,084
Diluted	365,339	421,303	371,685	434,336
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$243,544	$1,622,625	$723,427	$1,587,832
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6,040)	(9,828)	(6,089)	(27,794)
Cash flow hedges	—	1,661	—	37,692
Other	—	—	871	—
Other comprehensive income (loss)	(6,040)	(8,167)	(5,218)	9,898
Comprehensive income	237,504	1,614,458	718,209	1,597,730
Less: Comprehensive (income) loss attributable to noncontrolling interests	(43,459)	163,460	(54,048)	164,781
Comprehensive income attributable to MGM Resorts International	$194,045	$1,777,918	$664,161	$1,762,511
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$723,427	$1,587,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,004	654,893
Amortization of debt discounts, premiums and issuance costs	13,876	18,271
Provision for credit losses	22,303	292
Stock-based compensation	35,121	38,723
Property transactions, net	(390,462)	35,343
Gain on REIT transactions, net	—	(2,277,747)
Noncash lease expense	261,082	168,022
Other investment losses (gains)	(12,383)	7,974
Loss from unconsolidated affiliates	92,813	123,674
Distributions from unconsolidated affiliates	7,539	34,830
Deferred income taxes	35,822	542,642
Change in operating assets and liabilities:
Accounts receivable	111,740	(48,176)
Inventories	(4,811)	(13,419)
Income taxes receivable and payable, net	(48,452)	35,757
Prepaid expenses and other	(3,404)	30,814
Accounts payable and accrued liabilities	(11,926)	(13,969)
Other	41,470	6,957
Net cash provided by operating activities	1,280,759	932,713
Cash flows from investing activities
Capital expenditures	(393,297)	(236,844)
Dispositions of property and equipment	5,624	8,980
Investments in unconsolidated affiliates	(73,788)	(167,181)
Proceeds from sale of operating resorts	460,392	—
Proceeds from real estate transactions	—	4,373,820
Acquisitions, net of cash acquired	—	(1,597,739)
Proceeds from repayment of principal on note receivable	152,518	—
Distributions from unconsolidated affiliates	6,019	925
Investments and other	(216,485)	(155,280)
Net cash provided by (used in) investing activities	(59,017)	2,226,681
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(758,441)	837,662
Repayment of long-term debt	(1,250,000)	(1,000,000)
Debt issuance costs	—	(1,367)
Dividends paid to common shareholders	—	(2,111)
Distributions to noncontrolling interest owners	(161,617)	(206,254)
Repurchases of common stock	(1,103,219)	(2,116,055)
Other	(56,259)	(51,306)
Net cash used in financing activities	(3,329,536)	(2,539,431)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(24,393)	(1,617)
Change in cash and cash equivalents classified as assets held for sale	25,938	(37,232)
Cash, cash equivalents, and restricted cash
Net change for the period	(2,106,249)	581,114
Balance, beginning of period	6,036,388	5,203,059
Balance, end of period	$3,930,139	$5,784,173
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$250,469	$329,621
Federal, state and foreign income taxes paid (refunds received), net	216,873	(32,736)
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$226,083	$—
MGM Grand Paradise gaming concession payment obligation	226,083	—
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2023	367,241	$3,672	$—	$4,799,178	$36,808	$4,839,658	$382,445	$5,222,103
Net income	—	—	—	200,796	—	200,796	42,577	243,373
Currency translation adjustment	—	—	—	—	(6,751)	(6,751)	711	(6,040)
Stock-based compensation	—	—	10,594	—	—	10,594	636	11,230
Issuance of common stock pursuant to stock-based compensation awards	132	1	(1,224)	—	—	(1,223)	—	(1,223)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(6,854)	(6,854)
Repurchases of common stock	(14,583)	(145)	(8,807)	(617,386)	—	(626,338)	—	(626,338)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	114	—	—	114	—	114
Other	—	—	(677)	—	—	(677)	(321)	(998)
Balances, June 30, 2023	352,790	$3,528	$—	$4,382,588	$30,057	$4,416,173	$419,194	$4,835,367

Balances, January 1, 2023	379,088	$3,791	$—	$4,794,239	$33,499	$4,831,529	$378,594	$5,210,123
Net income	—	—	—	667,603	—	667,603	55,486	723,089
Currency translation adjustment	—	—	—	—	(4,313)	(4,313)	(1,776)	(6,089)
Stock-based compensation	—	—	33,822	—	—	33,822	1,299	35,121
Issuance of common stock pursuant to stock-based compensation awards	205	2	(2,566)	—	—	(2,564)	—	(2,564)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(14,090)	(14,090)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(26,503)	(265)	(33,688)	(1,079,254)	—	(1,113,207)	—	(1,113,207)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	1,411	—	—	1,411	—	1,411
Other	—	—	(680)	—	871	191	(319)	(128)
Balances, June 30, 2023	352,790	$3,528	$—	$4,382,588	$30,057	$4,416,173	$419,194	$4,835,367

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

As of June 30, 2023, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, as further discussed in Note 8.

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

Impact of COVID-19 - Update. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of June 30, 2023, all of the Company’s properties were open and not subject to any COVID-19 related operating restrictions.

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

The Company has a 5% ownership interest in the venture that owns and leases back the real estate assets of Bellagio (the “Bellagio BREIT Venture”). Bellagio BREIT Venture is a VIE of which the Company is not the primary beneficiary and, accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $55 million as of June 30, 2023, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of June 30, 2023, as further discussed in Note 9.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $466 million and $461 million as of June 30, 2023 and December 31, 2022, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and six months ended June 30, 2023, the Company recorded a net gain on its equity investments of $6 million and $5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a net loss on its equity investments of $23 million and $8 million, respectively.

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

The following tables present information regarding the Company’s debt investments:

	Fair value level	June 30, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$2,195	$12,009
Commercial paper and certificates of deposit	Level 2	—	5,992
Cash and cash equivalents		2,195	18,001
Short-term investments:
U.S. government securities	Level 1	57,696	56,835
U.S. agency securities	Level 2	29,049	9,530
Commercial paper and certificates of deposit	Level 2	4,561	4,466
Corporate bonds	Level 2	416,420	213,875
Short-term investments		507,726	284,706
Total debt investments		$509,921	$302,707

Restricted cash. MGM China’s pledged cash of $87 million and $124 million as of June 30, 2023 and December 31, 2022, respectively, securing the bank guarantees discussed in Note 9 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of June 30, 2023 and December 31, 2022.

Accounts receivable. As of June 30, 2023 and December 31, 2022, the loss reserve on accounts receivable was $129 million and $113 million, respectively.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment. As of December 31, 2022, the carrying value of the note receivable was $167 million and was recorded within “Other long-term assets, net” on the consolidated balance sheets.

Accounts payable. As of June 30, 2023 and December 31, 2022, the Company had accrued $60 million and $80 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2023	2022	2023	2022	2023	2022
	(In thousands)
Balance at January 1	$185,669	$176,219	$183,602	$144,465	$816,376	$640,001
Balance at June 30	196,446	165,564	194,570	160,752	806,072	704,404
Increase / (decrease)	$10,777	$(10,655)	$10,968	$16,287	$(10,304)	$64,403

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

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and six months ended June 30, 2023, lease revenues from third-party tenants include $19 million and $37 million recorded within food and beverage revenue, respectively, and $29 million and $59 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and six months ended June 30, 2022, lease revenues from third-party tenants include $19 million and $33 million recorded within food and beverage revenue, respectively, and $29 million and $55 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

During the six months ended June 30, 2023 and 2022, MGM National Harbor purchased $138 million and $21 million of interests from the noncontrolling interest parties, respectively.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase plans are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

LeoVegas acquisition. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares at a price of SEK 61 in cash per share. On September 7, 2022, the Company completed its tender offer and acquired 65% of the outstanding shares of LeoVegas and, at the completion of an extended acceptance period on September 22, 2022, acquired an additional 2% of outstanding shares, for an aggregate cash tender price of $370 million. During the tender offer period, the Company had acquired 31% of outstanding shares in open market purchases that had an acquisition-date fair value of approximately $172 million. As the Company’s previous 31% ownership interest was accounted for at fair value, no gain or loss was recorded upon consolidation. The remaining outstanding shares, with a fair value of approximately $11 million based upon the tender price, were settled by the Company in cash in connection with squeeze-out proceedings during the second quarter of 2023. The acquisition provides the Company an opportunity to create a scaled global online gaming business.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(In thousands)
Net revenues	$3,422,277	$6,542,015
Net income attributable to MGM Resorts International	1,781,930	1,780,076

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

The major classes of assets and liabilities derecognized were as follows:

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

Gold Strike Tunica. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC (“CNE”), a subsidiary of Cherokee Nation Business, for cash consideration of $450 million, or $474 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The Company recognized a $399 million gain recorded within “Property transactions, net.” The gain reflects the net cash consideration less the net carrying value of the assets and liabilities derecognized of $75 million.

The operations of Gold Strike Tunica are not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

The major classes of assets and liabilities derecognized are as follows:

(In thousands)
Cash and cash equivalents	$26,911
Accounts receivable, net	2,466
Inventories	1,087
Prepaid expenses and other	1,522
Property and equipment, net	21,300
Goodwill	40,523
Other intangible assets, net	5,700
Operating lease right-of-use assets, net	507,231
Other long-term assets, net	1,251
Total assets	$607,991
Accounts payable	$1,657
Other accrued liabilities	13,778
Other long-term obligations	1,707
Operating lease liabilities	516,136
Total liabilities	$533,278

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
BetMGM (50%)	$—	$31,760
Other	156,993	141,279
	$156,993	$173,039

The Company’s share of losses of BetMGM in excess of its equity method investment balance is $21 million as of June 30, 2023.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Loss from unconsolidated affiliates	$(16,189)	$(55,583)	$(91,188)	$(102,421)
Non-operating items from unconsolidated affiliates	(441)	(6,120)	(1,625)	(21,253)
	$(16,630)	$(61,703)	$(92,813)	$(123,674)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$12,116	$—	$51,051
BetMGM	(22,499)	(71,229)	(104,372)	(163,223)
Other	6,310	3,530	13,184	9,751
	$(16,189)	$(55,583)	$(91,188)	$(102,421)

In connection with the VICI Transaction in April 2022, the Company deconsolidated MGP and, accordingly, derecognized the assets and liabilities of MGP, which included MGP OP’s investment in MGP BREIT Venture.

MGP BREIT Venture distributions. For the three and six months ended June 30, 2022, MGP OP received $8 million and $32 million in distributions from MGP BREIT Venture, respectively.

BetMGM contributions. For the three and six months ended June 30, 2023, the Company contributed $25 million and $50 million to BetMGM, respectively. For the three and six months ended June 30, 2022, the Company contributed $25 million and $150 million to BetMGM, respectively.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Goodwill	$5,029,189	$5,029,312

Indefinite-lived intangible assets:
Trademarks	$757,410	$754,431
Gaming rights and other	385,165	385,060
Total indefinite-lived intangible assets	1,142,575	1,139,491
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	—	4,519,486
Less: Accumulated amortization	—	(4,519,486)
	—	—
Customer lists	285,818	283,232
Less: Accumulated amortization	(83,243)	(60,055)
	202,575	223,177
Gaming rights	332,428	106,600
Less: Accumulated amortization	(48,150)	(33,316)
	284,278	73,284
Technology and other	131,287	129,061
Less: Accumulated amortization	(26,703)	(13,761)
	104,584	115,300
Total finite-lived intangible assets, net	591,437	411,761
Total other intangible assets, net	$1,734,012	$1,551,252

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

On January 1, 2023, MGM Grand Paradise recorded an intangible asset, included within “Gaming rights” above, of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments relating to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. The current portion of $7 million and noncurrent portion of $212 million of the remaining liability was recorded within “Other accrued liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheets as of June 30, 2023. The gaming concession intangible asset is being amortized on a straight-line basis over the ten-year term of the gaming concession contract. The fully amortized gaming subconcession intangible asset was derecognized upon the expiration of the gaming subconcession and corresponding commencement of the gaming concession contract.

NOTE 6 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
MGM China first revolving credit facility	$708,224	$1,249,744
MGM China second revolving credit facility	—	224,313
6% senior notes, due 2023	—	1,250,000
LeoVegas senior notes, due 2023	35,248	36,580
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7% debentures, due 2036	552	552
	6,744,024	8,761,189
Less: Premiums, discounts, and unamortized debt issuance costs, net	(34,780)	(41,899)
	6,709,244	8,719,290
Less: Current portion	(35,200)	(1,286,473)
	$6,674,044	$7,432,817

MGM China's senior notes due within one year of the June 30, 2023 balance sheet were classified as long-term as MGM China has both the intent and ability to refinance the current maturities on a long-term basis.

Senior secured credit facility. At June 30, 2023, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at June 30, 2023.

MGM China first revolving credit facility. At June 30, 2023, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.2 billion) unsecured revolving credit facility and the weighted average interest rate was 7.83%.

In June 2023, MGM China amended its first revolving credit agreement, which extended the maturity date to May 2026.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at June 30, 2023.

MGM China second revolving credit facility. At June 30, 2023, the MGM China second revolving credit facility consisted of a HK$3.12 billion (approximately $398 million) unsecured revolving credit facility with an option to increase the amount of the facility up to HK$5.85 billion (approximately $747 million), subject to certain conditions. At June 30, 2023, no amounts were drawn on the MGM China second revolving credit facility.

In June 2023, MGM China amended its second revolving credit agreement, which extended the maturity date to May 2026, increased the amount to which MGM China may upsize the facility, and removed the requirement for the MGM China first revolving credit facility to be fully drawn prior to utilizing the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at June 30, 2023.

Senior notes. In March 2023, the Company repaid its $1.25 billion 6% notes due 2023 upon maturity. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.5 billion and $8.4 billion at June 30, 2023 and December 31, 2022, respectively.

NOTE 7 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 13.8% and 22.1% for the three and six months ended June 30, 2023, respectively, compared to 26.1% and 25.3% for the three and six months ended June 30, 2022, respectively.

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

Real estate assets and land. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of June 30, 2023.

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

Aria and Vdara lease. The Company leases the real estate assets of Aria and Vdara from funds managed by The Blackstone Group, Inc. The Aria and Vdara lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the second lease year that commenced on October 1, 2022 increased to $219 million as a result of the 2% fixed annual escalator.

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

The Cosmopolitan lease. The Company leases the real estate assets of The Cosmopolitan from a subsidiary of Blackstone Real Estate Investment Trust, Inc. The Cosmopolitan lease commenced May 17, 2022 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the second lease year that commenced on June 1, 2023 was $204 million.

MGM China land concessions. MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts with the government of Macau, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively, with a right to renew for further consecutive periods of 10 years, at MGM Grand Paradise’s option. The land leases are classified as operating leases.

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$575,472	$488,987	$1,156,460	$760,836

Finance lease costs
Interest expense	$3,107	$1,811	$4,521	$2,704
Amortization expense	17,313	19,493	34,839	39,650
Total finance lease costs	$20,420	$21,304	$39,360	$42,354
(1)Operating lease cost includes $83 million for each of the three months ended June 30, 2023 and 2022 and $166 million for each of the six months ended June 30, 2023 and 2022 related to the Bellagio lease, which is held with a related party.

	June 30, 2023	December 31, 2022
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$24,276,784	$24,530,929
Operating lease liabilities - current, classified within “Other accrued liabilities”	$63,281	$53,981
Operating lease liabilities - long-term(2)	25,136,719	25,149,299
Total operating lease liabilities	$25,200,000	$25,203,280

Finance leases
Finance lease ROU assets, net classified within “Property and equipment, net”	$116,239	$150,571
Finance lease liabilities - current, classified within “Other accrued liabilities”	$41,124	$72,420
Finance lease liabilities - long-term, classified within “Other long-term obligations”	87,296	88,181
Total finance lease liabilities	$128,420	$160,601

Weighted average remaining lease term (years)
Operating leases	26	26
Finance leases	17	14

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	5
(1)As of June 30, 2023 and December 31, 2022, operating lease right-of-use assets, net included $3.5 billion related to the Bellagio lease.
(2)As of June 30, 2023 and December 31, 2022, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$904,726	$588,690
Operating cash outflows from finance leases	3,395	2,686
Financing cash outflows from finance leases(1)	34,773	43,628

ROU assets obtained in exchange for new lease liabilities
Operating leases	$11,245	$15,528,718
Finance leases	518	87,840
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2023 (excluding the six months ended June 30, 2023)	$899,947	$42,714
2024	1,829,804	8,881
2025	1,858,056	8,379
2026	1,884,704	7,144
2027	839,670	7,116
Thereafter	51,958,061	135,230
Total future minimum lease payments	59,270,242	209,464
Less: Amount of lease payments representing interest	(34,070,242)	(81,044)
Present value of future minimum lease payments	25,200,000	128,420
Less: Current portion	(63,281)	(41,124)
Long-term portion of lease liabilities	$25,136,719	$87,296

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At June 30, 2023, $29 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of June 30, 2023) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2022, MOP 1 billion (approximately $124 million as of December 31, 2022) of the bank guarantees were secured by pledged cash and, in connection with a release of MOP 300 million of such pledged cash during the six months ended June 30, 2023, MOP 700 million of the bank guarantees (approximately $87 million as of June 30, 2023) were secured by pledged cash as of June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$200,796	$1,783,937	$667,603	$1,765,921
Adjustment related to redeemable noncontrolling interests	114	(12,412)	1,410	(21,397)
Net income attributable to common stockholders – basic and diluted	$200,910	$1,771,525	$669,013	$1,744,524
Denominator:
Weighted-average common shares outstanding – basic	361,050	417,393	367,535	430,084
Potential dilution from share-based awards	4,289	3,910	4,150	4,252
Weighted-average common and common equivalent shares – diluted	365,339	421,303	371,685	434,336
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	261	705	268	599

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

During the three months ended June 30, 2022, the Company repurchased approximately 32 million shares of its common stock for an aggregate amount of $1.1 billion. During the six months ended June 30, 2022, the Company repurchased approximately 56 million shares of its common stock for an aggregate amount of $2.1 billion, which included the February 2022 repurchase of 4.5 million shares for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired.

During the three months ended June 30, 2023, the Company repurchased approximately 15 million shares of its common stock for an aggregate amount of $626 million. During the six months ended June 30, 2023, the Company repurchased approximately 27 million shares of its common stock for an aggregate amount of $1.1 billion. In connection with these repurchases, the March 2022 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $1.4 billion as of June 30, 2023.

Subsequent to the quarter ended June 30, 2023, the Company repurchased approximately 2 million shares of its common stock for an aggregate amount of $88 million, excluding excise tax. Repurchased shares were retired.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Other	Total
	(In thousands)
Balances, April 1, 2023	$36,873	$(65)	$36,808
Other comprehensive loss, net of tax	(6,040)	—	(6,040)
Other comprehensive income attributable to noncontrolling interest	(711)	—	(711)
Balances, June 30, 2023	$30,122	$(65)	$30,057

Balances, January 1, 2023	$34,435	$(936)	$33,499
Other comprehensive loss before reclassifications	(6,089)	—	(6,089)
Amounts reclassified from accumulated other comprehensive income to "Other, net"	—	871	871
Other comprehensive income (loss), net of tax	(6,089)	871	(5,218)
Other comprehensive loss attributable to noncontrolling interest	1,776	—	1,776
Balances, June 30, 2023	$30,122	$(65)	$30,057

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

The following tables present the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$492,212	$498,524	$992,775	$973,822
Rooms	706,715	696,008	1,458,406	1,181,296
Food and beverage	598,771	560,764	1,181,398	945,040
Entertainment, retail and other	348,952	381,880	690,223	699,910
	2,146,650	2,137,176	4,322,802	3,800,068
Regional Operations
Casino	679,430	734,139	1,396,407	1,437,818
Rooms	76,929	70,912	144,233	127,026
Food and beverage	111,491	106,051	223,370	197,189
Entertainment, retail and other, and reimbursed costs	58,250	48,567	107,933	88,465
	926,100	959,669	1,871,943	1,850,498
MGM China
Casino	669,658	120,948	1,224,930	352,151
Rooms	31,679	7,812	61,172	23,483
Food and beverage	32,973	10,940	60,598	28,381
Entertainment, retail and other	6,645	3,312	11,847	7,372
	740,955	143,012	1,358,547	411,387
Reportable segment net revenues	3,813,705	3,239,857	7,553,292	6,061,953
Corporate and other	128,502	25,031	262,211	57,244
	$3,942,207	$3,264,888	$7,815,503	$6,119,197

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$776,529	$825,267	$1,612,338	$1,418,901
Regional Operations	293,767	339,850	606,942	653,129
MGM China	209,389	(52,091)	378,337	(77,747)
Reportable segment Adjusted Property EBITDAR	1,279,685	1,113,026	2,597,617	1,994,283

Other operating income (expense)
Corporate and other, net	(137,578)	(193,292)	(349,247)	(404,145)
Preopening and start-up expenses	(149)	(542)	(288)	(976)
Property transactions, net	(5,614)	19,395	390,462	(35,343)
Depreciation and amortization	(203,503)	(366,255)	(407,004)	(654,893)
Gain on REIT transactions, net	—	2,277,747	—	2,277,747
Triple-net operating lease and ground lease rent expense	(564,158)	(483,454)	(1,134,713)	(745,906)
Income from unconsolidated affiliates related to real estate ventures	2,695	14,826	5,390	56,472
Operating income	371,378	2,381,451	1,102,217	2,487,239
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,945)	(136,559)	(242,245)	(332,650)
Non-operating items from unconsolidated affiliates	(441)	(6,120)	(1,625)	(21,253)
Other, net	23,693	(43,308)	70,000	(9,006)
	(88,693)	(185,987)	(173,870)	(362,909)
Income before income taxes	282,685	2,195,464	928,347	2,124,330
Provision for income taxes	(39,141)	(572,839)	(204,920)	(536,498)
Net income	243,544	1,622,625	723,427	1,587,832
Less: Net (income) loss attributable to noncontrolling interests	(42,748)	161,312	(55,824)	178,089
Net income attributable to MGM Resorts International	$200,796	$1,783,937	$667,603	$1,765,921

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

Overview of strategic business developments

In February 2023, we completed the sale of the operations of Gold Strike Tunica to CNE for cash consideration of $450 million, or $474 million, net of purchase price adjustments and transaction costs. At closing, the master lease with VICI was amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. Refer to Note 3 in the accompanying consolidated financial statements for further discussion of this transaction.

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

Impact of COVID-19 - Update

On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of June 30, 2023, all of our properties were open and not subject to any COVID-19 related operating restrictions.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net revenues	$3,942,207	$3,264,888	$7,815,503	$6,119,197
Operating income	371,378	2,381,451	1,102,217	2,487,239
Net income	243,544	1,622,625	723,427	1,587,832
Net income attributable to MGM Resorts International	200,796	1,783,937	667,603	1,765,921

Consolidated net revenues increased 21% for the three months ended June 30, 2023 compared to the prior year quarter due primarily to a 418% increase at MGM China as a result of the removal of travel and entry restrictions in Macau, partially offset by a decrease at our Regional Operations of 3% due primarily to the disposition of Gold Strike Tunica. Net revenues at our Las Vegas Strip Resorts were flat.

Consolidated operating income decreased 84% for the three months ended June 30, 2023 compared to the prior year quarter. The decrease was due to a $2.3 billion gain in the prior year quarter related to the VICI Transaction, an increase in rent expense recorded within general and administrative expense for the VICI and The Cosmopolitan leases, which commenced in April 2022 and May 2022, respectively, partially offset by the increase in net revenues, as discussed above, and a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $163 million compared to the prior year quarter, due primarily to the amortization in the prior year quarter related to the MGM Grand Paradise gaming subconcession, which became fully amortized as of December 31, 2022, and the deconsolidation of MGP in April 2022.

Consolidated net revenues increased 28% for the six months ended June 30, 2023 compared to the prior year period due primarily to a 230% increase at MGM China as a result of the removal of travel and entry restrictions in Macau, a 14% increase at our Las Vegas Strip Resorts as the current year period benefited from the inclusion of a full year of operating results of The Cosmopolitan, which was partially offset by the disposition of The Mirage, and a 1% increase at our Regional Operations as a result of increases in non-gaming revenues, partially offset by the disposition of Gold Strike Tunica.

Consolidated operating income decreased 56% for the six months ended June 30, 2023 compared to the prior year period. The decrease was due to a $2.3 billion gain in the prior year period related to the VICI Transaction and an increase in rent expense recorded within general and administrative expense for the VICI and The Cosmopolitan leases, partially offset by a $399 million gain in the current year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, the increase in net revenues, as discussed above, and a $248 million decrease in depreciation and amortization expense. Depreciation and amortization expense decreased compared to the prior year period due to the deconsolidation of MGP in April 2022 and due to the amortization in the prior year period related to the MGM Grand Paradise gaming subconcession.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts
Casino	$492,212	$498,524	$992,775	$973,822
Rooms	706,715	696,008	1,458,406	1,181,296
Food and beverage	598,771	560,764	1,181,398	945,040
Entertainment, retail and other	348,952	381,880	690,223	699,910
	2,146,650	2,137,176	4,322,802	3,800,068
Regional Operations
Casino	679,430	734,139	1,396,407	1,437,818
Rooms	76,929	70,912	144,233	127,026
Food and beverage	111,491	106,051	223,370	197,189
Entertainment, retail and other, and reimbursed costs	58,250	48,567	107,933	88,465
	926,100	959,669	1,871,943	1,850,498
MGM China
Casino	669,658	120,948	1,224,930	352,151
Rooms	31,679	7,812	61,172	23,483
Food and beverage	32,973	10,940	60,598	28,381
Entertainment, retail and other	6,645	3,312	11,847	7,372
	740,955	143,012	1,358,547	411,387
Reportable segment net revenues	3,813,705	3,239,857	7,553,292	6,061,953
Corporate and other	128,502	25,031	262,211	57,244
	$3,942,207	$3,264,888	$7,815,503	$6,119,197

Las Vegas Strip Resorts
Las Vegas Strip Resorts casino revenue decreased 1% for the three months ended June 30, 2023 compared to the prior year quarter due primarily to an increase in non-gaming incentives and increased 2% for the six months ended June 30, 2023 compared to the prior year period due primarily to an increase in table games drop and slot handle. Both the three and six months ended June 30, 2023 benefited from a full period of operating results of The Cosmopolitan, partially offset by the disposition of The Mirage.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Table games drop	$1,498	$1,429	$3,022	$2,631
Table games win	$345	$330	$691	$626
Table games win %	23.1%	23.1%	22.9%	23.8%
Slot handle	$5,947	$5,344	$11,706	$9,951
Slot win	$551	$498	$1,094	$925
Slot win %	9.3%	9.3%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue increased 2% for the three months ended June 30, 2023 compared to the prior year quarter and increased 23% for the six months ended June 30, 2023 compared to the prior year period due to an increase in RevPAR. The six months ended June 30, 2023 also benefited from a full period of operating results of The Cosmopolitan, partially offset by the disposition of The Mirage.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Occupancy	96%	92%	94%	85%
Average daily rate (ADR)	$234	$225	$246	$213
Revenue per available room (RevPAR)	$224	$208	$231	$182

Las Vegas Strip Resorts food and beverage revenue increased 7% for the three months ended June 30, 2023 compared to the prior year quarter due primarily to a full quarter of operating results of The Cosmopolitan and an increase in catering and banquet revenue, partially offset by the disposition of The Mirage.

Las Vegas Strip Resorts entertainment, retail and other revenues decreased 9% for the three months ended June 30, 2023 compared to the prior year quarter due primarily to the disposition of The Mirage, partially offset by a full quarter of operating results of The Cosmopolitan.

Las Vegas Strip Resorts food and beverage revenue increased 25% for the six months ended June 30, 2023 compared to the prior year period due primarily to a full quarter of operating results of The Cosmopolitan and an increase in covers and catering and banquet revenue, partially offset by the disposition of The Mirage.

Las Vegas Strip Resorts entertainment, retail and other revenues decreased 1% for the six months ended June 30, 2023 compared to the prior year period due primarily to the disposition of The Mirage, partially offset by a full quarter of operating results of The Cosmopolitan and an increase in revenue from theater shows.

Regional Operations

Regional Operations casino revenue decreased 7% for the three months ended June 30, 2023 compared to the prior year quarter due primarily to the disposition of Gold Strike Tunica.

Regional Operations casino revenue decreased 3% for the six months ended June 30, 2023 compared to the prior year period due to the disposition of Gold Strike Tunica, partially offset by an increase in slot handle.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Table games drop	$935	$1,090	$1,947	$2,111
Table games win	$205	$228	$419	$444
Table games win %	22.0%	20.9%	21.5%	21.0%
Slot handle	$6,771	$7,102	$13,770	$13,764
Slot win	$649	$675	$1,318	$1,313
Slot win %	9.6%	9.5%	9.6%	9.5%

Regional Operations rooms revenue increased 8% for the three months ended June 30, 2023 compared to the prior year quarter and increased 14% for the six months ended June 30, 2023 compared to the prior year period due to an increase in RevPAR, partially offset by the disposition of Gold Strike Tunica.

Regional Operations food and beverage revenue increased 5% for the three months ended June 30, 2023 compared to the prior year quarter and increased 13% for the six months ended June 30, 2023 compared to the prior year period.

Regional Operations entertainment, retail and other revenue increased 20% for the three months ended June 30, 2023 compared to the prior year quarter and increased 22% for the six months ended June 30, 2023 compared to the prior year period. The changes were driven by an increase in covers as non-gaming amenities had not yet returned to pre-COVID-19 volumes in the comparative prior year periods, partially offset by the disposition of Gold Strike Tunica.

MGM China

The following table shows key gaming statistics for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Main floor table games drop	$2,872	$425	$5,050	$1,522
Main floor table games win	$626	$105	$1,149	$345
Main floor table games win %	21.8%	24.8%	22.8%	22.6%

MGM China casino revenues increased 454% for the three months ended June 30, 2023 compared to the prior year quarter and increased 248% for the six months ended June 30, 2023 compared to the prior year period due to the removal of COVID-19 related travel and entry restrictions in Macau.

Corporate and other

Corporate and other revenue primarily includes revenues from LeoVegas, other corporate operations, and management services. The increase in the three and six months ended June 30, 2023 compared to the comparative prior year periods is primarily due to the acquisition of LeoVegas in September 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts	$776,529	$825,267	$1,612,338	$1,418,901
Regional Operations	293,767	339,850	606,942	653,129
MGM China	209,389	(52,091)	378,337	(77,747)
Corporate and other	(137,578)	(193,292)	(349,247)	(404,145)
Adjusted EBITDAR	$1,142,107		$2,248,370

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR decreased 6% for the three months ended June 30, 2023 compared to the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin decreased to 36.2% for the three months ended June 30, 2023 compared to 38.6% in the prior year quarter due primarily to an increase in payroll related expenses compared to the prior year quarter.

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 14% for the six months ended June 30, 2023 compared to the prior year period. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 37.3% for the six months ended June 30, 2023, flat compared to the prior year period as the increase in rooms revenues discussed above was offset primarily by an increase in payroll related expenses.

Regional Operations

Regional Operations Adjusted Property EBITDAR decreased 14% for the three months ended June 30, 2023 compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin decreased to 31.7% for the three months ended June 30, 2023 compared to 35.4% in the prior year quarter due primarily to the decrease in casino revenues and an increase in payroll related expenses.

Regional Operations Adjusted Property EBITDAR decreased 7% for the six months ended June 30, 2023, compared to the prior year period. Regional Operations Adjusted Property EBITDAR margin decreased to 32.4% for the six months ended June 30, 2023 compared to 35.3% in the prior year period. The margin decreases were due primarily to the decrease in casino revenues and an increase in payroll related expenses.

MGM China

MGM China Adjusted Property EBITDAR was $209 million for the three months ended June 30, 2023 compared to Adjusted Property EBITDAR loss of $52 million the prior year quarter due primarily to the increase in revenues, discussed above.

MGM China Adjusted Property EBITDAR was $378 million for the six months ended June 30, 2023 compared to Adjusted Property EBITDAR loss of $78 million in the prior year period. The increase was due primarily to the increase in revenues, discussed above, and the prior year period included an $18 million charge related to litigation reserves.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts and Regional Operations on a same-store basis for the three and six months ended June 30, 2023 and 2022. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts net revenues	$2,146,650	$2,137,176	$4,322,802	$3,800,068
Acquisitions (1)	(300,998)	(150,761)	(609,166)	(150,761)
Dispositions (2)	—	(148,754)	—	(276,551)
Las Vegas Strip Resorts same-store net revenues	$1,845,652	$1,837,661	$3,713,636	$3,372,756

Las Vegas Strip Resorts Adjusted Property EBITDAR	$776,529	$825,267	$1,612,338	$1,418,901
Acquisitions (1)	(114,949)	(59,097)	(244,803)	(59,097)
Dispositions (2)	—	(43,378)	—	(76,270)
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$661,580	$722,792	$1,367,535	$1,283,534
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan.
(2)Excludes the net revenues and Adjusted Property EBITDAR of The Mirage.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Regional Operations net revenues	$926,100	$959,669	$1,871,943	$1,850,498
Dispositions (1)	—	(55,691)	(26,967)	(113,764)
Regional Operations same-store net revenues	$926,100	$903,978	$1,844,976	$1,736,734

Regional Operations Adjusted Property EBITDAR	$293,767	$339,850	$606,942	$653,129
Dispositions (1)	—	(24,425)	(11,073)	(53,036)
Regional Operations Same-Store Adjusted Property EBITDAR	$293,767	$315,425	$595,869	$600,093
(1)Excludes the net revenues and Adjusted Property EBITDAR of Gold Strike Tunica.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$12,116	$—	$51,051
BetMGM	(22,499)	(71,229)	(104,372)	(163,223)
Other	6,310	3,530	13,184	9,751
	$(16,189)	$(55,583)	$(91,188)	$(102,421)

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in MGP BREIT Venture.

Non-operating Results

Interest Expense

Gross interest expense was $113 million and $137 million for the three months ended June 30, 2023 and 2022, respectively, and $243 million and $333 million for the six months ended June 30, 2023 and 2022, respectively. The decrease from the prior year periods is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.0 billion 7.75% senior notes in March 2022, the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP in April 2022, and the repayment of the $1.25 billion 6% senior notes in March 2023, and the decrease in the debt outstanding under MGM China’s first revolving credit facility. See Note 6 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other, net was income of $24 million and expense of $43 million for the three months ended June 30, 2023 and 2022, respectively. The change from the prior year quarter is primarily due to an increase in interest and dividend income of $28 million and a change in the gain/loss on the fair value of equity instruments of $29 million. Other, net was income of $70 million and expense of $9 million for the six months ended June 30, 2023 and 2022, respectively. The change from the prior year period is primarily due to an increase in interest and dividend income of $80 million.

Income Taxes

Our effective income tax rate was 13.8% and 22.1% for the three and six months ended June 30, 2023, respectively, compared to 26.1% and 25.3% for the three and six months ended June 30, 2022, respectively. The effective rate for the three and six months ended June 30, 2023 was favorably impacted by an increase in Macau income that was offset by expiring net operating losses from prior years subject to valuation allowances. The effective rate for the three and six months ended June 30, 2022 was driven primarily by tax expense recorded on the VICI Transaction and was unfavorably impacted by an increase in the valuation allowance for Macau deferred tax assets and by losses in Macau from which we could not benefit, partially offset by the favorable impact of a decrease in state deferred tax liabilities as a result of the VICI Transaction.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, gain on REIT transactions, net, property transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

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

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense related to triple-net operating leases and ground leases. Management believes excluding rent expense related to triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing the Company, as well as comparing the Company’s results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense related to triple-net operating leases and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to MGM Resorts International	$200,796	$1,783,937	$667,603	$1,765,921
Plus: Net income (loss) attributable to noncontrolling interests	42,748	(161,312)	55,824	(178,089)
Net income	243,544	1,622,625	723,427	1,587,832
Provision for income taxes	39,141	572,839	204,920	536,498
Income before income taxes	282,685	2,195,464	928,347	2,124,330
Non-operating (income) expense:
Interest expense, net of amounts capitalized	111,945	136,559	242,245	332,650
Non-operating items from unconsolidated affiliates	441	6,120	1,625	21,253
Other, net	(23,693)	43,308	(70,000)	9,006
	88,693	185,987	173,870	362,909
Operating income	371,378	2,381,451	1,102,217	2,487,239
Preopening and start-up expenses	149	542	288	976
Property transactions, net	5,614	(19,395)	(390,462)	35,343
Depreciation and amortization	203,503	366,255	407,004	654,893
Gain on REIT transactions, net	—	(2,277,747)	—	(2,277,747)
Triple-net operating lease and ground lease rent expense	564,158	483,454	1,134,713	745,906
Income from unconsolidated affiliates related to real estate ventures	(2,695)	(14,826)	(5,390)	(56,472)
Adjusted EBITDAR	$1,142,107		$2,248,370

Guarantor Financial Information

As of June 30, 2023, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that owns our 50% interest in BetMGM), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	June 30, 2023	December 31, 2022
Balance Sheet	(In thousands)
Current assets	$4,561,993	$6,733,048
Intercompany debts due from non-guarantor subsidiaries	144,016	—
Other long-term assets	28,469,704	28,802,794
Other current liabilities	1,966,713	3,892,694
Other long-term liabilities	28,346,816	28,285,295

Six Months Ended June 30, 2023
Income Statement	(In thousands)
Net revenues	$5,317,457
Operating income	898,510
Income before income taxes	897,399
Net income	691,194
Net income attributable to MGM Resorts International	691,194

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $1.3 billion in the six months ended June 30, 2023 compared to $933 million in the prior year period. The change from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and MGM China discussed within the Results of Operations section above, a decrease in working capital primarily related to collection of receivables, and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments and the change in cash paid (refunded) for taxes, net.

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

Cash used in investing activities was $59 million in the six months ended June 30, 2023 compared to cash provided by investing activities of $2.2 billion in the prior year period. In the six months ended June 30, 2023, we received $447 million in net cash related to the sale of the operations of Gold Strike Tunica, received $153 million in cash related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid, made payments of $393 million in capital expenditures, as further discussed below, contributed $50 million to BetMGM, and made $216 million in net investments in debt securities. In comparison, in the prior year period we received $4.4 billion in net cash proceeds related to the VICI

Transaction, which were partially offset by net cash paid of $1.6 billion to acquire The Cosmopolitan, payments of $237 million in capital expenditures, as further discussed below, and contributed $150 million to BetMGM.

Capital Expenditures

We made capital expenditures of $393 million in the six months ended June 30, 2023, of which $20 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $373 million primarily related to expenditures in information technology, room remodels, and convention center remodels.

We made capital expenditures of $237 million in the six months ended June 30, 2022, of which $16 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $221 million primarily related to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $3.3 billion in the six months ended June 30, 2023 compared to $2.5 billion in the prior year period. In the six months ended June 30, 2023, we had net repayments of debt of $2.0 billion, as further discussed below, distributed $162 million to noncontrolling interest owners, and repurchased $1.1 billion of our common stock. In comparison, in the prior year period, we had net repayments of debt of $162 million, as further discussed below, distributed $206 million to noncontrolling interest owners, and repurchased $2.1 billion of our common stock.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2023, we had net repayments of debt of $2.0 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity and aggregate net repayments of $758 million on MGM China’s revolving credit facilities.

During the six months ended June 30, 2022, we had net repayments of debt of $162 million, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, net draws of $40 million on MGP OP’s revolving credit facility, and net borrowings of $798 million on MGM China’s first revolving credit facility to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners, and Share Repurchases

During the six months ended June 30, 2023, we paid $1.1 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 11 for further information on the stock repurchases. In connection with those repurchases, the March 2022 $2.0 billion stock repurchase plan was completed. In February 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $1.4 billion as of June 30, 2023.

During the six months ended June 30, 2022, we repurchased and retired $2.1 billion of our common stock pursuant to our stock repurchase plans.

During the six months ended June 30, 2022, we paid dividends of $0.0025 per share in March and June 2022, totaling $2 million and MGP OP paid $283 million of distributions to its partnership unit holders, of which we received $117 million and MGP received $166 million, which MGP concurrently paid as a dividend to its Class A shareholders.

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

As of June 30, 2023, we had cash and cash equivalents of $3.8 billion, of which MGM China held $448 million, and we had $6.7 billion in principal amount of indebtedness, including $708 million outstanding under MGM China’s first revolving credit facility. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility. In June 2023, MGM China amended each of its first revolving credit facility and its second revolving credit facility, which extended the maturity date of each facility to May 2026, increased the amount to which MGM China may upsize its second revolving credit facility, removed the requirement for the MGM China first revolving credit facility to be fully drawn prior to utilizing the MGM China second revolving credit facility, and extended the financial covenant waivers through December 31, 2024.

As of June 30, 2023, our expected cash interest payments over the next twelve months are approximately $180 million to $190 million, excluding MGM China, and approximately $395 million to $405 million on a consolidated basis, which includes MGM China.

We are required, as of June 30, 2023, to make annual cash rent payments of $1.7 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 8 for discussion of our leases and lease obligations.

We have planned capital expenditures expected over the remainder of 2023 of approximately $450 million to $460 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $50 million to $80 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2023 that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. Additionally, we expect to have cash commitments of $80 million to $100 million over the remainder of 2023 relating to our Japan venture’s planned integrated resort in Osaka for which the amount and timing is subject to change and will be dependent upon funding of the venture from noncontrolling interests and the timing and amount of financing received by the venture.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to the quarter ended June 30, 2023, we repurchased approximately 2 million shares of our common stock for an aggregate amount of $88 million, excluding excise tax. Repurchased shares were retired.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk

Our primary market exposures are to fluctuations in interest rates, foreign currency exchange rates, and equity market trading prices.

Interest rate risk. We are subject to interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

As of June 30, 2023, variable rate borrowings represented approximately 11% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30, 2023
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Fixed-rate	$—	$750	$1,925	$1,150	$1,425	$751	$6,001	$5,726
Average interest rate	N/A	5.4%	6.0%	5.4%	5.1%	4.8%	5.4%
Variable rate	$35	$—	$—	$708	$—	$—	$743	$743
Average interest rate	9.2%	N/A	N/A	7.8%	N/A	N/A	7.9%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, which primarily are the Hong Kong dollar and Macau pataca, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.

MGM China holds U.S. dollar denominated debt, which may cause foreign currency transaction losses. The Macau pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar, however, the current peg rates may not remain at the same level and possible changes to the peg rates may result in severe fluctuations in the exchange rate thereof. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. As of June 30, 2023, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $28 million.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. As of June 30, 2023, the notional amount of the forward contracts was $316 million with a fair value of ($14 million) and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $32 million.

Equity price risk. We have investments in equity securities of publicly traded companies that are subject to equity price volatility. As of June 30, 2023, a 10% adverse change in the quoted market prices would result in an impact to earnings of $47 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding the impact of COVID-19 on our business, expectations regarding the impact of macroeconomic trends on our business, our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand, positioning BetMGM as a leader in sports betting and iGaming, the closing of the Push Gaming Holding Limited acquisition, amounts we will spend on capital expenditures and investments, our expectations with respect to future share repurchases and cash dividends on our common stock, dividends and distributions we will receive from MGM China, amounts projected to be realized as deferred tax assets, and our ability to achieve our public social impact and sustainability goals. The foregoing is not a complete list of all forward-looking statements we make.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
April 1, 2023 — April 30, 2023	3,739,582	$43.90	3,739,582	$1,828,361
May 1, 2023 — May 31, 2023	4,930,869	$42.31	4,930,869	$1,619,755
June 1, 2023 — June 30, 2023	5,912,460	$41.80	5,912,460	$1,372,592
(1) Average price paid per share is calculated on a settlement basis and is inclusive of commissions and exclusive of excise tax

In February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended June 30, 2023 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.        Exhibits

10.1	Amendment Letter to the 2019 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

10.2	Amendment Letter to the 2020 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

Certain long-term debt instruments of our consolidated subsidiaries, under which the total amount of securities authorized does not exceed 10 percent of our consolidated assets, are not filed as exhibits to this Quarterly Report on Form 10-Q. We will furnish a copy of these agreements to the SEC upon request.

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 and Exhibit 104 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 2, 2023	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2023		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)