Form 10-Q
period 2023-09-30
MGM Resorts International
filed 2023-11-08
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2023
Common Stock, $0.01 par value	341,583,381 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,316,360	$5,911,893
Accounts receivable, net	812,187	852,149
Inventories	135,859	126,065
Income tax receivable	159,806	73,016
Prepaid expenses and other	834,961	583,132
Assets held for sale	—	608,437
Total current assets	5,259,173	8,154,692

Property and equipment, net	5,256,883	5,223,928

Other assets
Investments in and advances to unconsolidated affiliates	231,998	173,039
Goodwill	5,142,838	5,029,312
Other intangible assets, net	1,733,379	1,551,252
Operating lease right-of-use assets, net	24,150,291	24,530,929
Other long-term assets, net	797,897	1,029,054
Total other assets	32,056,403	32,313,586
	$42,572,459	$45,692,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$412,757	$369,817
Current portion of long-term debt	—	1,286,473
Accrued interest on long-term debt	114,714	83,451
Other accrued liabilities	2,434,598	2,236,323
Liabilities related to assets held for sale	—	539,828
Total current liabilities	2,962,069	4,515,892

Deferred income taxes, net	2,990,639	2,969,443
Long-term debt, net	6,505,517	7,432,817
Operating lease liabilities	25,129,233	25,149,299
Other long-term obligations	523,283	256,282
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	32,938	158,350
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 340,914,804 and 379,087,524 shares	3,409	3,791
Capital in excess of par value	—	—
Retained earnings	3,962,925	4,794,239
Accumulated other comprehensive income (loss)	(617)	33,499
Total MGM Resorts International stockholders’ equity	3,965,717	4,831,529
Noncontrolling interests	463,063	378,594
Total stockholders’ equity	4,428,780	5,210,123
	$42,572,459	$45,692,206
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Casino	$2,050,584	$1,407,367	$5,884,394	$4,185,411
Rooms	827,091	827,397	2,490,902	2,159,202
Food and beverage	698,261	722,982	2,163,628	1,893,592
Entertainment, retail and other	385,691	447,637	1,215,980	1,264,545
Reimbursed costs	11,556	10,689	33,782	32,519
	3,973,183	3,416,072	11,788,686	9,535,269
Expenses
Casino	1,056,487	653,601	3,073,122	1,950,132
Rooms	260,905	256,128	751,319	684,670
Food and beverage	530,145	528,966	1,579,561	1,377,749
Entertainment, retail and other	238,403	271,177	740,403	755,110
Reimbursed costs	11,556	10,689	33,782	32,519
General and administrative	1,192,298	1,212,474	3,472,228	3,018,076
Corporate expense	121,838	117,264	366,485	348,115
Preopening and start-up expenses	68	396	356	1,372
Property transactions, net	12,227	(11,639)	(378,235)	23,704
Gain on REIT transactions, net	—	—	—	(2,277,747)
Depreciation and amortization	201,827	1,405,520	608,831	2,060,413
	3,625,754	4,444,576	10,247,852	7,974,113
Income (loss) from unconsolidated affiliates	22,507	(17,467)	(68,681)	(119,888)
Operating income (loss)	369,936	(1,045,971)	1,472,153	1,441,268
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,170)	(125,172)	(353,415)	(457,822)
Non-operating items from unconsolidated affiliates	438	(995)	(1,187)	(22,248)
Other, net	(34,879)	(14,316)	35,121	(23,322)
	(145,611)	(140,483)	(319,481)	(503,392)
Income (loss) before income taxes	224,325	(1,186,454)	1,152,672	937,876
Benefit (provision) for income taxes	(12,440)	125,367	(217,360)	(411,131)
Net income (loss)	211,885	(1,061,087)	935,312	526,745
Less: Net (income) loss attributable to noncontrolling interests	(50,768)	484,257	(106,592)	662,346
Net income (loss) attributable to MGM Resorts International	$161,117	$(576,830)	$828,720	$1,189,091
Earnings (loss) per share
Basic	$0.46	$(1.45)	$2.30	$2.81
Diluted	$0.46	$(1.45)	$2.28	$2.79
Weighted average common shares outstanding
Basic	347,345	393,295	360,732	417,686
Diluted	351,390	393,295	364,847	421,770
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$211,885	$(1,061,087)	$935,312	$526,745
Other comprehensive loss, net of tax:
Foreign currency translation	(30,386)	(17,563)	(36,475)	(45,357)
Cash flow hedges	—	—	—	37,692
Other	—	—	871	—
Other comprehensive loss	(30,386)	(17,563)	(35,604)	(7,665)
Comprehensive income (loss)	181,499	(1,078,650)	899,708	519,080
Less: Comprehensive (income) loss attributable to noncontrolling interests	(51,056)	484,932	(105,104)	649,713
Comprehensive income (loss) attributable to MGM Resorts International	$130,443	$(593,718)	$794,604	$1,168,793
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$935,312	$526,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608,831	2,060,413
Amortization of debt discounts, premiums and issuance costs	20,846	25,404
Provision for credit losses	25,974	6,827
Stock-based compensation	46,246	46,138
Property transactions, net	(378,235)	23,704
Gain on REIT transactions, net	—	(2,277,747)
Noncash lease expense	388,571	303,044
Other investment losses	39,452	27,562
Loss from unconsolidated affiliates	69,868	142,136
Distributions from unconsolidated affiliates	8,838	36,131
Deferred income taxes	11,828	371,840
Change in operating assets and liabilities:
Accounts receivable	5,296	(66,556)
Inventories	(9,766)	(12,388)
Income taxes receivable and payable, net	(81,871)	35,873
Prepaid expenses and other	(74,088)	(25,403)
Accounts payable and accrued liabilities	276,924	92,200
Other	80,813	17,351
Net cash provided by operating activities	1,974,839	1,333,274
Cash flows from investing activities
Capital expenditures	(603,053)	(456,570)
Dispositions of property and equipment	6,133	9,748
Investments in unconsolidated affiliates	(144,452)	(226,317)
Proceeds from sale of operating resorts	460,392	—
Proceeds from real estate transactions	—	4,373,820
Acquisitions, net of cash acquired	(122,058)	(1,889,548)
Proceeds from repayment of principal on note receivable	152,518	—
Distributions from unconsolidated affiliates	6,792	9,864
Investments and other	(176,826)	(238,361)
Net cash provided by (used in) investing activities	(420,554)	1,582,636
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(931,028)	937,050
Repayment of long-term debt	(1,285,600)	(1,000,000)
Debt issuance costs	(20,617)	(1,367)
Dividends paid to common shareholders	—	(3,091)
Distributions to noncontrolling interest owners	(169,093)	(207,792)
Repurchases of common stock	(1,668,888)	(2,423,009)
Other	(101,871)	(82,355)
Net cash used in financing activities	(4,177,097)	(2,780,564)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(36,316)	(3,315)
Change in cash and cash equivalents classified as assets held for sale	25,938	(39,656)
Cash, cash equivalents, and restricted cash
Net change for the period	(2,633,190)	92,375
Balance, beginning of period	6,036,388	5,203,059
Balance, end of period	$3,403,198	$5,295,434
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$301,173	$411,701
Federal, state and foreign income taxes paid	286,561	12,888
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$226,083	$—
MGM Grand Paradise gaming concession payment obligation	226,083	—
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2023	352,790	$3,528	$—	$4,382,588	$30,057	$4,416,173	$419,194	$4,835,367
Net income	—	—	—	161,117	—	161,117	50,625	211,742
Currency translation adjustment	—	—	—	—	(30,674)	(30,674)	288	(30,386)
Stock-based compensation	—	—	10,270	—	—	10,270	794	11,064
Issuance of common stock pursuant to stock-based compensation awards	891	9	(9,762)	(9,318)	—	(19,071)	—	(19,071)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(7,476)	(7,476)
Repurchases of common stock	(12,766)	(128)	—	(571,462)	—	(571,590)	—	(571,590)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(34)	—	—	(34)	—	(34)
Other	—	—	(474)	—	—	(474)	(362)	(836)
Balances, September 30, 2023	340,915	$3,409	$—	$3,962,925	$(617)	$3,965,717	$463,063	$4,428,780

Balances, January 1, 2023	379,088	$3,791	$—	$4,794,239	$33,499	$4,831,529	$378,594	$5,210,123
Net income	—	—	—	828,720	—	828,720	106,111	934,831
Currency translation adjustment	—	—	—	—	(34,987)	(34,987)	(1,488)	(36,475)
Stock-based compensation	—	—	44,092	—	—	44,092	2,093	46,185
Issuance of common stock pursuant to stock-based compensation awards	1,096	11	(12,328)	(9,318)	—	(21,635)	—	(21,635)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(21,566)	(21,566)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(39,269)	(393)	(33,688)	(1,650,716)	—	(1,684,797)	—	(1,684,797)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	1,377	—	—	1,377	—	1,377
Other	—	—	(1,154)	—	871	(283)	(681)	(964)
Balances, September 30, 2023	340,915	$3,409	$—	$3,962,925	$(617)	$3,965,717	$463,063	$4,428,780

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

As of September 30, 2023, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, as further discussed in Note 8.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (“LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America.

Japan. In April 2023, the Japanese government officially certified the Area Development Plan (“ADP”) for the development of an integrated resort in Osaka, which was previously submitted by the city/prefecture of Osaka and the Company’s 50% owned unconsolidated venture (“Osaka IR KK”), and, in September 2023, Osaka IR KK signed an agreement with Osaka to implement the ADP.

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

Impact of COVID-19 - Update. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of September 30, 2023, all of the Company’s properties were open and not subject to any COVID-19 related operating restrictions.

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

The Company has a 5% ownership interest in the venture that owns and leases back the real estate assets of Bellagio (the “Bellagio BREIT Venture”). Bellagio BREIT Venture is a VIE of which the Company is not the primary beneficiary and, accordingly, the Company does not consolidate the venture. The Company’s maximum exposure to loss in Bellagio BREIT Venture is equal to the carrying value of its investment of $55 million as of September 30, 2023, assuming no future capital funding requirements, plus the exposure to loss resulting from the Company’s guarantee of the debt of Bellagio BREIT Venture, which guarantee is immaterial as of September 30, 2023, as further discussed in Note 9.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $409 million and $461 million as of September 30, 2023 and December 31, 2022, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and nine months ended September 30, 2023, the Company recorded a net loss on its equity investments of $57 million and $52 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a net loss on its equity investments of $20 million and $28 million, respectively.

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

The following tables present information regarding the Company’s debt investments:

	Fair value level	September 30, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$174,585	$12,009
Commercial paper	Level 2	—	5,992
Cash and cash equivalents		174,585	18,001
Short-term investments:
U.S. government securities	Level 1	42,132	56,835
U.S. agency securities	Level 2	25,744	9,530
Commercial paper and certificates of deposit	Level 2	—	4,466
Corporate bonds	Level 2	392,585	213,875
Asset-backed securities	Level 2	2,420	—
Short-term investments		462,881	284,706
Total debt investments		$637,466	$302,707

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million and $124 million as of September 30, 2023 and December 31, 2022, respectively, securing the bank guarantees discussed in Note 9 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of September 30, 2023 and December 31, 2022.

Accounts receivable. As of September 30, 2023 and December 31, 2022, the loss reserve on accounts receivable was $131 million and $113 million, respectively.

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

Accounts payable. As of September 30, 2023 and December 31, 2022, the Company had accrued $56 million and $80 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2023	2022	2023	2022	2023	2022
	(In thousands)
Balance at January 1	$185,669	$176,219	$183,602	$144,465	$816,376	$640,001
Balance at September 30	185,615	156,560	204,333	175,716	847,572	747,505
Increase / (decrease)	$(54)	$(19,659)	$20,731	$31,251	$31,196	$107,504

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

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and nine months ended September 30, 2023, lease revenues from third-party tenants include $20 million and $57 million recorded within food and beverage revenue, respectively, and $27 million and $86 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and nine months ended September 30, 2022, lease revenues from third-party tenants include $19 million and $52 million recorded within food and beverage revenue, respectively, and $30 million and $85 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Redeemable noncontrolling interest. Noncontrolling interests with redemption features, such as put rights, that are not exclusively in the Company’s control, are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity within the mezzanine section of the accompanying consolidated balance sheets. The interests are initially accounted for at fair value and subsequently adjusted to the greater of the redemption value and carrying value (initial fair value adjusted for attributed net income (loss) and distributions, as applicable). The Company records such adjustments to capital in excess of par value.

During the nine months ended September 30, 2023 and 2022, the Company purchased $138 million and $21 million of interests from its redeemable noncontrolling interest parties, respectively.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase plans are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

Push Gaming acquisition. On August 31, 2023, LeoVegas acquired 86% of digital gaming developer, Push Gaming Holding Limited (“Push Gaming”) for total consideration of $145 million, which was preliminarily allocated to $126 million of goodwill and $40 million of amortizable intangible assets.

LeoVegas acquisition. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares at a price of SEK 61 in cash per share. On September 7, 2022, the Company completed its tender offer and acquired 65% of the outstanding shares of LeoVegas and, at the completion of an extended acceptance period on September 22, 2022, acquired an additional 2% of outstanding shares, for an aggregate cash tender price of $370 million. During the tender offer period, the Company had acquired 31% of outstanding shares in open market purchases that had an acquisition-date fair value of approximately $172 million. As the Company’s previous 31% ownership interest was accounted for at fair value, no gain or loss was recorded upon consolidation. The remaining outstanding shares, with a fair value of approximately $11 million based upon the tender price, were settled by the Company in cash in connection with squeeze-out proceedings during the second quarter of 2023. The acquisition provided the Company an opportunity to create a scaled global online gaming business.

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

Unaudited pro forma information - The Cosmopolitan acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of The Cosmopolitan had occurred as of January 1, 2021. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of the indicated date. Pro forma results of operations for the LeoVegas and Push Gaming acquisitions have not been included because they are not material to the consolidated results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(In thousands)
Net revenues	$3,416,072	$9,958,088
Net income attributable to MGM Resorts International	(576,830)	1,203,246

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

The major classes of assets and liabilities derecognized are as follows:

(In thousands)
Cash and cash equivalents	$26,911
Accounts receivable, net	2,466
Inventories	1,087
Prepaid expenses and other	1,522
Property and equipment, net	21,300
Goodwill	40,523
Other intangible assets, net	5,700
Operating lease right-of-use assets, net	507,231
Other long-term assets, net	1,251
Total assets	$607,991
Accounts payable	$1,657
Other accrued liabilities	13,778
Other long-term obligations	1,707
Operating lease liabilities	516,136
Total liabilities	$533,278

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
BetMGM (50%)	$—	$31,760
Other	231,998	141,279
	$231,998	$173,039

The Company’s share of losses of BetMGM in excess of its equity method investment balance is $7 million as of September 30, 2023.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Income (loss) from unconsolidated affiliates	$22,507	$(17,467)	$(68,681)	$(119,888)
Non-operating items from unconsolidated affiliates	438	(995)	(1,187)	(22,248)
	$22,945	$(18,462)	$(69,868)	$(142,136)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$—	$—	$51,051
BetMGM	12,629	(23,582)	(91,743)	(186,804)
Other	9,878	6,115	23,062	15,865
	$22,507	$(17,467)	$(68,681)	$(119,888)

In connection with the VICI Transaction in April 2022, the Company deconsolidated MGP and, accordingly, derecognized the assets and liabilities of MGP, which included MGP OP’s investment in MGP BREIT Venture.

MGP BREIT Venture distributions. During the nine months ended September 30, 2022, MGP OP received $32 million in distributions from MGP BREIT Venture.

BetMGM contributions. During the nine months ended September 30, 2023, the Company contributed $50 million to BetMGM. During the three and nine months ended September 30, 2022, the Company contributed $50 million and $200 million to BetMGM, respectively.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Goodwill	$5,142,838	$5,029,312

Indefinite-lived intangible assets:
Trademarks	$752,537	$754,431
Gaming rights and other	382,118	385,060
Total indefinite-lived intangible assets	1,134,655	1,139,491
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	—	4,519,486
Less: Accumulated amortization	—	(4,519,486)
	—	—
Customer lists	299,732	283,232
Less: Accumulated amortization	(93,761)	(60,055)
	205,971	223,177
Gaming rights	332,591	106,600
Less: Accumulated amortization	(55,583)	(33,316)
	277,008	73,284
Technology and other	148,307	129,061
Less: Accumulated amortization	(32,562)	(13,761)
	115,745	115,300
Total finite-lived intangible assets, net	598,724	411,761
Total other intangible assets, net	$1,733,379	$1,551,252

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2023
	Balance at January 1	Acquisitions/Divestitures	Reclassifications	Currency exchange	Balance at September 30
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$—	$2,707,009
Regional Operations	660,940	—	—	—	660,940
MGM China	1,350,878	—	—	(5,011)	1,345,867
Corporate and other	310,485	125,612	—	(7,075)	429,022
	$5,029,312	$125,612	$—	$(12,086)	$5,142,838

	2022
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$1,427,790	$1,279,219	$—	$—	$2,707,009
Regional Operations	701,463	—	(40,523)	—	660,940
MGM China	1,351,744	—	—	(866)	1,350,878
Corporate and other	—	288,367	—	22,118	310,485
	$3,480,997	$1,567,586	$(40,523)	$21,252	$5,029,312

Refer to Note 3 for discussion on acquisitions, divestitures, and assets held for sale (reclassifications).

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

On January 1, 2023, MGM Grand Paradise recorded an intangible asset, included within “Gaming rights” above, of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments relating to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. The current portion of $7 million and noncurrent portion of $213 million of the remaining liability was recorded within “Other accrued liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheets as of September 30, 2023. The gaming concession intangible asset is being amortized on a straight-line basis over the ten-year term of the gaming concession contract. The fully amortized gaming subconcession intangible asset was derecognized upon the expiration of the gaming subconcession and corresponding commencement of the gaming concession contract.

NOTE 6 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
MGM China first revolving credit facility	$536,354	$1,249,744
MGM China second revolving credit facility	—	224,313
6% senior notes, due 2023	—	1,250,000
LeoVegas senior notes, due 2023	—	36,580
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7% debentures, due 2036	552	552
	6,536,906	8,761,189
Less: Premiums, discounts, and unamortized debt issuance costs, net	(31,389)	(41,899)
	6,505,517	8,719,290
Less: Current portion	—	(1,286,473)
	$6,505,517	$7,432,817

MGM China's senior notes due within one year of the September 30, 2023 balance sheet were classified as long-term as MGM China has both the intent and ability to refinance the current maturities on a long-term basis.

Senior secured credit facility. At September 30, 2023, the Company’s senior secured credit facility consisted of a $1.675 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at September 30, 2023.

MGM China first revolving credit facility. At September 30, 2023, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.2 billion) unsecured revolving credit facility and the weighted average interest rate was 8.66%. In June 2023, MGM China amended its first revolving credit agreement, which extended the maturity date to May 2026.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at September 30, 2023.

MGM China second revolving credit facility. At September 30, 2023, the MGM China second revolving credit facility consisted of a HK$3.325 billion (approximately $425 million) unsecured revolving credit facility with an option to increase the amount of the facility up to HK$5.85 billion (approximately $747 million), subject to certain conditions. The option to increase the amount of the facility was partially exercised in August 2023, increasing the facility by HK$205 million (approximately $26 million), and in October 2023, increasing the facility by HK$1.17 billion

(approximately $149 million) to HK$4.495 billion (approximately $574 million). At September 30, 2023, no amounts were drawn on the MGM China second revolving credit facility.

In June 2023, MGM China amended its second revolving credit agreement, which extended the maturity date to May 2026, increased the amount to which MGM China may upsize the facility, and removed the requirement for the MGM China first revolving credit facility to be fully drawn prior to utilizing the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at September 30, 2023.

Senior notes. In March 2023, the Company repaid its $1.25 billion 6% notes due 2023 upon maturity. In March 2022, the Company repaid its $1.0 billion 7.75% notes due 2022 upon maturity.

LeoVegas senior notes. In August 2023, LeoVegas repaid its outstanding senior unsecured notes totaling $36 million.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.2 billion and $8.4 billion at September 30, 2023 and December 31, 2022, respectively.

NOTE 7 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 5.5% and 18.9% for the three and nine months ended September 30, 2023, respectively, compared to a benefit of 10.6% on loss before income taxes and a provision of 43.8% on income before income taxes for the three and nine months ended September 30, 2022, respectively.

Through the year ended December 31, 2022, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits. In March 2023, the Company applied for an extension of the exemption on gaming profits, which is currently under review.

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

Real estate assets and land. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of September 30, 2023.

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

Aria and Vdara lease. The Company leases the real estate assets of Aria and Vdara from funds managed by The Blackstone Group, Inc. The Aria and Vdara lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the third lease year that commenced on October 1, 2023 increased to $224 million as a result of the 2% fixed annual escalator.

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

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$575,112	$615,137	$1,731,572	$1,375,973

Finance lease costs
Interest expense	$2,484	$2,037	$7,005	$4,741
Amortization expense	17,030	18,406	51,869	58,056
Total finance lease costs	$19,514	$20,443	$58,874	$62,797
(1)Operating lease cost includes $83 million for each of the three months ended September 30, 2023 and 2022 and $248 million for each of the nine months ended September 30, 2023 and 2022 related to the Bellagio lease, which is held with a related party.

	September 30, 2023	December 31, 2022
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$24,150,291	$24,530,929
Operating lease liabilities - current, classified within “Other accrued liabilities”	$73,112	$53,981
Operating lease liabilities - long-term(2)	25,129,233	25,149,299
Total operating lease liabilities	$25,202,345	$25,203,280

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$99,211	$150,571
Finance lease liabilities - current, classified within “Other accrued liabilities”	$24,502	$72,420
Finance lease liabilities - long-term, classified within “Other long-term obligations”	86,618	88,181
Total finance lease liabilities	$111,120	$160,601

Weighted average remaining lease term (years)
Operating leases	26	26
Finance leases	20	14

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	5
(1)As of September 30, 2023 and December 31, 2022, operating lease right-of-use assets, net included $3.5 billion related to the Bellagio lease.
(2)As of September 30, 2023 and December 31, 2022, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,350,828	$1,065,498
Operating cash outflows from finance leases	4,917	4,746
Financing cash outflows from finance leases(1)	53,211	69,663

ROU assets obtained in exchange for new lease liabilities
Operating leases	$12,347	$15,538,156
Finance leases	518	87,840
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2023 (excluding the nine months ended September 30, 2023)	$454,089	$23,892
2024	1,829,983	8,882
2025	1,858,146	8,379
2026	1,884,697	7,144
2027	839,668	7,116
Thereafter	51,958,061	135,230
Total future minimum lease payments	58,824,644	190,643
Less: Amount of lease payments representing interest	(33,622,299)	(79,523)
Present value of future minimum lease payments	25,202,345	111,120
Less: Current portion	(73,112)	(24,502)
Long-term portion of lease liabilities	$25,129,233	$86,618

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Cybersecurity litigation. In September 2023, through unauthorized access to certain of its U.S. systems, third-party criminal actors obtained, for some of the Company’s customers, personal information (including name, contact information (such as phone number, email address and postal address), gender, date of birth and driver’s license numbers). For a limited number of customers, Social Security numbers and passport numbers were also obtained by the criminal actors. The Company has been and continues to notify individuals impacted by this issue in accordance with federal and state law.

In connection with this cybersecurity issue, the Company became subject to consumer class actions, to which it will respond in due course. However, the Company cannot predict the timing or outcome of any of these potential matters, or whether the Company may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. While the Company believes it is reasonably possible that it may incur losses associated with the above-described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the preliminary stage of these proceedings. The Company has incurred, and expects to continue to incur, certain expenses related to the cybersecurity issue, including expenses to respond to, remediate, and investigate this matter. The full scope of the costs and related impacts of this issue, including the extent to which all of the costs will be offset by cybersecurity insurance, has not been determined.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of September 30, 2023) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2022, MOP 1 billion (approximately $124 million as of December 31, 2022) of the bank guarantees were secured by pledged cash and, in connection with a release of MOP 300 million of such pledged cash during the nine months ended September 30, 2023, MOP 700 million of the bank guarantees (approximately $87 million as of September 30, 2023) were secured by pledged cash as of September 30, 2023.

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

MGM/Osaka IR KK guarantees. The Company provides for guarantees to the government of Osaka (1) in the amount of 12.65 billion yen (approximately $85 million as of September 30, 2023) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the development of an integrated resort in Osaka, Japan by Osaka IR KK and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial.

MGM/Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, for which the total development cost is currently committed to be 1.27 trillion yen (approximately $8.5 billion as of September 30, 2023). The amount and timing of funding may vary based upon the progress and scope of the development, the availability and amount of financing to be obtained by Osaka IR KK, and the timing and amount of noncontrolling interest participation.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At September 30, 2023, $29 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 10 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$161,117	$(576,830)	$828,720	$1,189,091
Adjustment related to redeemable noncontrolling interests	(34)	8,043	1,376	(13,355)
Net income (loss) attributable to common stockholders – basic and diluted	$161,083	$(568,787)	$830,096	$1,175,736
Denominator:
Weighted-average common shares outstanding – basic	347,345	393,295	360,732	417,686
Potential dilution from share-based awards	4,045	—	4,115	4,084
Weighted-average common and common equivalent shares – diluted	351,390	393,295	364,847	421,770
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	277	5,258	271	591

NOTE 11 — STOCKHOLDERS’ EQUITY

MGM Resorts International stock repurchases. In March 2022, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, in February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan and, in November 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended September 30, 2022, the Company repurchased approximately 10 million shares of its common stock for an aggregate amount of $307 million. During the nine months ended September 30, 2022, the Company repurchased approximately 66 million shares of its common stock for an aggregate amount of $2.4 billion, which included the February 2022 repurchase of 4.5 million shares for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired.

During the three months ended September 30, 2023, the Company repurchased approximately 13 million shares of its common stock for an aggregate amount of $572 million. During the nine months ended September 30, 2023, the Company repurchased approximately 39 million shares of its common stock for an aggregate amount of $1.7 billion. In connection with these repurchases, the March 2022 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $806 million as of September 30, 2023.

Accumulated other comprehensive income. Changes in accumulated other comprehensive income attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Other	Total
	(In thousands)
Balances, July 1, 2023	$30,122	$(65)	$30,057
Other comprehensive loss, net of tax	(30,386)	—	(30,386)
Other comprehensive income attributable to noncontrolling interest	(288)	—	(288)
Balances, September 30, 2023	$(552)	$(65)	$(617)

Balances, January 1, 2023	$34,435	$(936)	$33,499
Other comprehensive loss before reclassifications	(36,475)	—	(36,475)
Amounts reclassified from accumulated other comprehensive income to "Other, net"	—	871	871
Other comprehensive income (loss), net of tax	(36,475)	871	(35,604)
Other comprehensive loss attributable to noncontrolling interest	1,488	—	1,488
Balances, September 30, 2023	$(552)	$(65)	$(617)

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

The following tables present the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$546,273	$575,868	$1,539,048	$1,549,690
Rooms	694,554	735,653	2,152,960	1,916,949
Food and beverage	545,850	599,846	1,727,248	1,544,886
Entertainment, retail and other	319,162	389,655	1,009,385	1,089,565
	2,105,839	2,301,022	6,428,641	6,101,090
Regional Operations
Casino	678,565	721,192	2,074,972	2,159,010
Rooms	85,267	84,754	229,500	211,780
Food and beverage	107,952	115,432	331,322	312,621
Entertainment, retail and other, and reimbursed costs	53,173	52,557	161,106	141,022
	924,957	973,935	2,796,900	2,824,433
MGM China
Casino	713,961	70,325	1,938,891	422,476
Rooms	47,270	6,989	108,442	30,472
Food and beverage	44,460	7,703	105,058	36,084
Entertainment, retail and other	6,834	2,469	18,681	9,841
	812,525	87,486	2,171,072	498,873
Reportable segment net revenues	3,843,321	3,362,443	11,396,613	9,424,396
Corporate and other	129,862	53,629	392,073	110,873
	$3,973,183	$3,416,072	$11,788,686	$9,535,269

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$714,086	$846,355	$2,326,424	$2,265,256
Regional Operations	293,257	321,984	900,199	975,113
MGM China	226,117	(70,410)	604,454	(148,157)
Reportable segment Adjusted Property EBITDAR	1,233,460	1,097,929	3,831,077	3,092,212

Other operating income (expense)
Corporate and other, net	(87,946)	(148,120)	(437,193)	(552,265)
Preopening and start-up expenses	(68)	(396)	(356)	(1,372)
Property transactions, net	(12,227)	11,639	378,235	(23,704)
Depreciation and amortization	(201,827)	(1,405,520)	(608,831)	(2,060,413)
Gain on REIT transactions, net	—	—	—	2,277,747
Triple-net operating lease and ground lease rent expense	(564,154)	(604,193)	(1,698,867)	(1,350,099)
Income from unconsolidated affiliates related to real estate ventures	2,698	2,690	8,088	59,162
Operating income (loss)	369,936	(1,045,971)	1,472,153	1,441,268
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,170)	(125,172)	(353,415)	(457,822)
Non-operating items from unconsolidated affiliates	438	(995)	(1,187)	(22,248)
Other, net	(34,879)	(14,316)	35,121	(23,322)
	(145,611)	(140,483)	(319,481)	(503,392)
Income (loss) before income taxes	224,325	(1,186,454)	1,152,672	937,876
Benefit (provision) for income taxes	(12,440)	125,367	(217,360)	(411,131)
Net income (loss)	211,885	(1,061,087)	935,312	526,745
Less: Net (income) loss attributable to noncontrolling interests	(50,768)	484,257	(106,592)	662,346
Net income (loss) attributable to MGM Resorts International	$161,117	$(576,830)	$828,720	$1,189,091

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

In April 2023, the Japanese government officially certified the ADP for the development of an integrated resort in Osaka, which was previously submitted by the city/prefecture of Osaka, Japan and Osaka IR KK, and, in September 2023, Osaka IR KK signed an agreement with Osaka to implement the ADP.

In August 2023, LeoVegas completed the acquisition of the majority ownership of Push Gaming.

Cybersecurity Issue

In September 2023, we identified a cybersecurity issue involving unauthorized access to certain of our U.S. systems by criminal actors (the “Cybersecurity Issue”). Upon discovery of the Cybersecurity Issue, we shut down certain systems to mitigate risk to customer information, which resulted in operational disruptions at our domestic properties during the third quarter of 2023. Based on the ongoing investigation, we believe that the unauthorized activity is contained at this time. We determined that the criminal actors obtained, for some of our customers, personal information (including name, contact information (such as phone number, email address and postal address), gender, date of birth and driver’s license numbers). For a limited number of customers, Social Security numbers and passport numbers were also obtained by the criminal actors. The types of impacted information varied by individual. At this time, we do not believe that customer passwords, bank account numbers or payment card information were obtained by the criminal actors. However, our investigation is ongoing as we work to understand the full nature and scope of the data accessed or obtained by the criminal actors.

In connection with the Cybersecurity Issue, we became subject to consumer class actions to which we will respond in due course. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions.

The Cybersecurity Issue, together with the incident response efforts discussed above, resulted in some disruptions to our business operations, which had a negative impact on Adjusted Property EBITDAR for the Las Vegas Strip Resorts and Regional Operations in September 2023. In the third quarter of 2023, we also incurred expenses for technology consulting services, legal fees and other third-party advisors for this issue, which were not material to the three months ended September 30, 2023.

We have incurred, and may continue to incur, certain expenses related to the Cybersecurity Issue, including expenses to respond to, remediate, and investigate this matter. Although we have cybersecurity insurance that we expect will cover these expenses, the full scope of the costs and related impacts of this issue have not been determined. The Cybersecurity Issue is not expected to have a material effect on our financial condition and results of operations.

Impact of COVID-19 - Update

On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and on February 6, 2023 all remaining COVID-19 travel restrictions were removed. As of September 30, 2023, all of our properties were open and not subject to any COVID-19 related operating restrictions.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net revenues	$3,973,183	$3,416,072	$11,788,686	$9,535,269
Operating income (loss)	369,936	(1,045,971)	1,472,153	1,441,268
Net income (loss)	211,885	(1,061,087)	935,312	526,745
Net income (loss) attributable to MGM Resorts International	161,117	(576,830)	828,720	1,189,091

Consolidated net revenues increased 16% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to a 829% increase at MGM China, partially offset by a decrease at our Las Vegas Strip Resorts of 8% and Regional Operations of 5%.

Consolidated operating income increased to $370 million for the three months ended September 30, 2023 compared to an operating loss of $1.0 billion in the prior year quarter due primarily to the increase in net revenues mentioned above and a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.2 billion compared to the prior year quarter, due primarily to the amortization in the prior year quarter related to the MGM Grand Paradise gaming subconcession, which became fully amortized as of December 31, 2022.

Consolidated net revenues increased 24% for the nine months ended September 30, 2023 compared to the prior year period due primarily to a 335% increase at MGM China and a 5% increase at our Las Vegas Strip Resorts, partially offset by a 1% decrease at our Regional Operations.

Consolidated operating income increased 2% for the nine months ended September 30, 2023 compared to the prior year period. The increase was due primarily to the increase in net revenues, discussed above, a $1.5 billion decrease in depreciation and amortization expense, and a $399 million gain in the current year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, partially offset by a $2.3 billion gain in the prior year period related to the VICI Transaction and an increase in rent expense recorded within general and administrative expense for the VICI and The Cosmopolitan leases, which commenced in April 2022 and May 2022, respectively. Depreciation and amortization expense decreased compared to the prior year period due primarily to the deconsolidation of

MGP in April 2022 and due to the amortization in the prior year period related to the MGM Grand Paradise gaming subconcession.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts
Casino	$546,273	$575,868	$1,539,048	$1,549,690
Rooms	694,554	735,653	2,152,960	1,916,949
Food and beverage	545,850	599,846	1,727,248	1,544,886
Entertainment, retail and other	319,162	389,655	1,009,385	1,089,565
	2,105,839	2,301,022	6,428,641	6,101,090
Regional Operations
Casino	678,565	721,192	2,074,972	2,159,010
Rooms	85,267	84,754	229,500	211,780
Food and beverage	107,952	115,432	331,322	312,621
Entertainment, retail and other, and reimbursed costs	53,173	52,557	161,106	141,022
	924,957	973,935	2,796,900	2,824,433
MGM China
Casino	713,961	70,325	1,938,891	422,476
Rooms	47,270	6,989	108,442	30,472
Food and beverage	44,460	7,703	105,058	36,084
Entertainment, retail and other	6,834	2,469	18,681	9,841
	812,525	87,486	2,171,072	498,873
Reportable segment net revenues	3,843,321	3,362,443	11,396,613	9,424,396
Corporate and other	129,862	53,629	392,073	110,873
	$3,973,183	$3,416,072	$11,788,686	$9,535,269

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues decreased 8% for the three months ended September 30, 2023 due primarily to the disposition of The Mirage and the Cybersecurity Issue that occurred in September 2023. Las Vegas Strip Resorts net revenues increased 5% for the nine months ended September 30, 2023 due primarily to a full period of operating results of The Cosmopolitan and an increase in non-gaming revenues, partially offset by the disposition of The Mirage and the impact of the Cybersecurity Issue.

Las Vegas Strip Resorts casino revenue decreased 5% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to the items affecting the quarter discussed above, and decreased 1% for the nine months ended September 30, 2023 compared to the prior year period due primarily to an increase in non-gaming incentives. The nine months ended September 30, 2023 benefited from a full period of operating results of The Cosmopolitan, partially offset by the disposition of The Mirage.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Table games drop	$1,491	$1,604	$4,513	$4,235
Table games win	$405	$389	$1,096	$1,015
Table games win %	27.2%	24.3%	24.3%	24.0%
Slot handle	$5,698	$6,193	$17,403	$16,144
Slot win	$531	$577	$1,625	$1,502
Slot win %	9.3%	9.3%	9.3%	9.3%

Las Vegas Strip Resorts rooms revenue decreased 6% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to the items affecting the quarter discussed above, and increased 12% for the nine months ended September 30, 2023 compared to the prior year period due primarily to a full period of operating results of The Cosmopolitan and an increase in RevPAR, partially offset by the disposition of The Mirage.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Occupancy	92%	93%	93%	88%
Average daily rate (ADR)	$236	$227	$243	$218
Revenue per available room (RevPAR)	$216	$210	$226	$192

Las Vegas Strip Resorts food and beverage revenue decreased 9% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to the items affecting the quarter discussed above.

Las Vegas Strip Resorts food and beverage revenue increased 12% for the nine months ended September 30, 2023 compared to the prior year period due primarily to a full period of operating results of The Cosmopolitan and an increase in covers and catering and banquet revenue, partially offset by the disposition of The Mirage.

Las Vegas Strip Resorts entertainment, retail and other revenues decreased 18% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to the items affecting the quarter discussed above and a decrease in theater revenues and attrition revenues.

Las Vegas Strip Resorts entertainment, retail and other revenues decreased 7% for the nine months ended September 30, 2023 compared to the prior year period due primarily to the disposition of The Mirage and a decrease in attrition revenue, partially offset by a full period of operating results of The Cosmopolitan and an improved event calendar.

Regional Operations

Regional Operations net revenues decreased 5% for the three months ended September 30, 2023 and decreased 1% for the nine months ended September 30, 2023 due primarily to the disposition of Gold Strike Tunica and the Cybersecurity Issue that occurred in September 2023.

Regional Operations casino revenue decreased 6% for the three months ended September 30, 2023 compared to the prior year quarter and Regional Operations casino revenue decreased 4% for the nine months ended September 30, 2023 compared to the prior year period due primarily to the items affecting each period discussed above.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Table games drop	$1,026	$1,152	$2,973	$3,263
Table games win	$209	$217	$628	$660
Table games win %	20.4%	18.8%	21.1%	20.2%
Slot handle	$6,732	$7,426	$20,502	$21,190
Slot win	$652	$703	$1,971	$2,016
Slot win %	9.7%	9.5%	9.6%	9.5%

Regional Operations rooms revenue increased 1% for the three months ended September 30, 2023 compared to the prior year quarter and increased 8% for the nine months ended September 30, 2023 compared to the prior year period due primarily to an increase in RevPAR.

Regional Operations food and beverage revenue decreased 6% for the three months ended September 30, 2023 compared to the prior year quarter due primarily to the items affecting the quarter discussed above, and increased 6% for the nine months ended September 30, 2023 compared to the prior year period due primarily to an increase in restaurant covers.

Regional Operations entertainment, retail and other revenue increased 1% for the three months ended September 30, 2023 compared to the prior year quarter and increased 14% for the nine months ended September 30, 2023 compared to the prior year period. The changes were primarily driven by an improved event calendar compared to prior year periods, partially offset by the disposition of Gold Strike Tunica.

MGM China

MGM China net revenues increased 829% for the three months ended September 30, 2023 and increased 335% for the nine months ended September 30, 2023 due primarily to an increase in casino revenue discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Main floor table games drop	$3,303	$352	$8,353	$1,874
Main floor table games win	$709	$75	$1,858	$420
Main floor table games win %	21.5%	21.4%	22.2%	22.4%

MGM China casino revenues increased 915% for the three months ended September 30, 2023 compared to the prior year quarter and increased 359% for the nine months ended September 30, 2023 compared to the prior year period due primarily to the removal of COVID-19 related travel and entry restrictions in Macau.

Corporate and other

Corporate and other revenue primarily includes revenues from LeoVegas, other corporate operations, and management services. The increase in the three and nine months ended September 30, 2023 compared to the comparative prior year periods is primarily due to the acquisition of LeoVegas in September 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts	$714,086	$846,355	$2,326,424	$2,265,256
Regional Operations	293,257	321,984	900,199	975,113
MGM China	226,117	(70,410)	604,454	(148,157)
Corporate and other	(87,946)	(148,120)	(437,193)	(552,265)
Adjusted EBITDAR	$1,145,514		$3,393,884

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR decreased 16% for the three months ended September 30, 2023 compared to the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin decreased to 33.9% for the three months ended September 30, 2023 compared to 36.8% in the prior year quarter due primarily to the Cybersecurity Issue and an increase in payroll related expenses.

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 3% for the nine months ended September 30, 2023 compared to the prior year period. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 36.2% for the nine months ended September 30, 2023, compared to 37.1% in the prior year period due primarily to an increase in payroll related expenses and the Cybersecurity Issue, partially offset by the increase in rooms revenues discussed above.

Regional Operations

Regional Operations Adjusted Property EBITDAR decreased 9% for the three months ended September 30, 2023 compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin decreased to 31.7% for the three months ended September 30, 2023 compared to 33.1% in the prior year quarter due primarily to the Cybersecurity Issue and an increase in payroll related expenses.

Regional Operations Adjusted Property EBITDAR decreased 8% for the nine months ended September 30, 2023, compared to the prior year period. Regional Operations Adjusted Property EBITDAR margin decreased to 32.2% for the nine months ended September 30, 2023 compared to 34.5% in the prior year period. The margin decreases were due primarily to the Cybersecurity Issue, a decrease in casino revenues, and an increase in payroll related expenses and insurance costs.

MGM China

MGM China Adjusted Property EBITDAR was $226 million for the three months ended September 30, 2023 compared to Adjusted Property EBITDAR loss of $70 million in the prior year quarter due primarily to the increase in revenues, discussed above.

MGM China Adjusted Property EBITDAR was $604 million for the nine months ended September 30, 2023 compared to Adjusted Property EBITDAR loss of $148 million in the prior year period. The increase was due primarily to the increase in revenues, discussed above, and an $18 million charge in the prior year period related to litigation reserves.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts and Regional Operations on a same-store basis for the three and nine months ended September 30, 2023 and 2022. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Las Vegas Strip Resorts net revenues	$2,105,839	$2,301,022	$6,428,641	$6,101,090
Acquisitions (1)	—	—	(939,155)	(465,009)
Dispositions (2)	—	(145,505)	—	(422,056)
Las Vegas Strip Resorts same-store net revenues	$2,105,839	$2,155,517	$5,489,486	$5,214,025

Las Vegas Strip Resorts Adjusted Property EBITDAR	$714,086	$846,355	$2,326,424	$2,265,256
Acquisitions (1)	—	—	(380,264)	(185,250)
Dispositions (2)	—	(41,460)	—	(117,730)
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$714,086	$804,895	$1,946,160	$1,962,276
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan for the nine months ended September 30, 2023 and 2022.
(2)Excludes the net revenues and Adjusted Property EBITDAR of The Mirage for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Regional Operations net revenues	$924,957	$973,935	$2,796,900	$2,824,433
Dispositions (1)	—	(54,804)	(26,967)	(168,568)
Regional Operations same-store net revenues	$924,957	$919,131	$2,769,933	$2,655,865

Regional Operations Adjusted Property EBITDAR	$293,257	$321,984	$900,199	$975,113
Dispositions (1)	—	(22,690)	(11,073)	(75,726)
Regional Operations Same-Store Adjusted Property EBITDAR	$293,257	$299,294	$889,126	$899,387
(1)Excludes the net revenues and Adjusted Property EBITDAR of Gold Strike Tunica for the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022..

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$—	$—	$51,051
BetMGM	12,629	(23,582)	(91,743)	(186,804)
Other	9,878	6,115	23,062	15,865
	$22,507	$(17,467)	$(68,681)	$(119,888)

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in MGP BREIT Venture.

Non-operating Results

Interest Expense

Gross interest expense was $112 million and $125 million for the three months ended September 30, 2023 and 2022, respectively, and $355 million and $458 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease from the prior year periods is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.0 billion 7.75% senior notes in March 2022, the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP in April 2022, the repayment of the $1.25 billion 6% senior notes in March 2023, the decrease in the debt outstanding under MGM China’s first revolving credit facility, and the repayment of the LeoVegas senior notes in August 2023. See Note 6 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other, net expense was $35 million and $14 million for the three months ended September 30, 2023 and 2022, respectively. The increase from the prior year quarter is primarily due to a $41 million increase in the loss on the fair value of debt securities and equity investments , partially offset by a $9 million decrease in foreign currency transaction loss and a $9 million decrease in loss related to foreign currency contracts. Other, net was income of $35 million and expense of $23 million for the nine months ended September 30, 2023 and 2022, respectively. The change from the prior year period is primarily due to a $83 million increase in interest and dividend income and a $14 million decrease in foreign currency transaction loss, partially offset by a $24 million increase in the loss on debt securities and equity investments and a $17 million increase in loss related to foreign currency contracts.

Income Taxes

Our effective income tax rate was 5.5% and 18.9% for the three and nine months ended September 30, 2023, respectively, compared to a benefit of 10.6% on loss before income taxes and a provision of 43.8% on income before income taxes for the three and nine months ended September 30, 2022, respectively. The effective rate for the three and nine months ended September 30, 2023 was favorably impacted primarily by an increase in Macau income that was offset by expiring net operating losses from prior years subject to valuation allowances.

The effective rate for the three and nine months ended September 30, 2022 was unfavorably impacted by losses in Macau that we could not benefit and the increase in state deferred tax liabilities as a result of the New Jersey income tax regulation issuance, partially offset by the decrease in Macau deferred tax liabilities resulting from the extension of the exemption from the Macau 12% complementary tax to the end of the year. The effective rate for the nine months ended September 30, 2022 was also favorably impacted by the reassessment of the useful life of the MGM Grand Paradise gaming subconcession and a decrease in state deferred tax liabilities as a result of the VICI Transaction.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$161,117	$(576,830)	$828,720	$1,189,091
Plus: Net income (loss) attributable to noncontrolling interests	50,768	(484,257)	106,592	(662,346)
Net income (loss)	211,885	(1,061,087)	935,312	526,745
Provision (benefit) for income taxes	12,440	(125,367)	217,360	411,131
Income (loss) before income taxes	224,325	(1,186,454)	1,152,672	937,876
Non-operating (income) expense:
Interest expense, net of amounts capitalized	111,170	125,172	353,415	457,822
Non-operating items from unconsolidated affiliates	(438)	995	1,187	22,248
Other, net	34,879	14,316	(35,121)	23,322
	145,611	140,483	319,481	503,392
Operating income (loss)	369,936	(1,045,971)	1,472,153	1,441,268
Preopening and start-up expenses	68	396	356	1,372
Property transactions, net	12,227	(11,639)	(378,235)	23,704
Depreciation and amortization	201,827	1,405,520	608,831	2,060,413
Gain on REIT transactions, net	—	—	—	(2,277,747)
Triple-net operating lease and ground lease rent expense	564,154	604,193	1,698,867	1,350,099
Income from unconsolidated affiliates related to real estate ventures	(2,698)	(2,690)	(8,088)	(59,162)
Adjusted EBITDAR	$1,145,514		$3,393,884

Guarantor Financial Information

As of September 30, 2023, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that owns our 50% interest in BetMGM), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

	September 30, 2023	December 31, 2022
Balance Sheet	(In thousands)
Current assets	$4,297,966	$6,733,048
Intercompany debts due from non-guarantor subsidiaries	265,225	—
Other long-term assets	28,376,758	28,802,794
Other current liabilities	2,166,257	3,892,694
Other long-term liabilities	28,345,980	28,285,295

Nine Months Ended September 30, 2023
Income Statement	(In thousands)
Net revenues	$7,933,206
Operating income	1,079,522
Income before income taxes	1,003,298
Net income	777,530
Net income attributable to MGM Resorts International	777,530

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $2.0 billion in the nine months ended September 30, 2023 compared to $1.3 billion in the prior year period. The increase from the prior year period was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and MGM China discussed within the Results of Operations section above, a decrease in working capital primarily related to collection of receivables and an increase in gaming-related liabilities, and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments and cash paid for taxes, net.

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

Cash used in investing activities was $421 million in the nine months ended September 30, 2023 compared to cash provided by investing activities of $1.6 billion in the prior year period. In the nine months ended September 30, 2023, we made payments of $603 million in capital expenditures, as further discussed below, contributed $144 million to unconsolidated affiliates, which primarily consisted of contributions of $93 million to Osaka IR KK and $50 million to BetMGM, paid $122 million to acquire Push Gaming, net of cash acquired, and made $176 million in net short-term investments in debt securities, which were partially offset by proceeds of $447 million related to the sale of the operations of Gold Strike Tunica and proceeds of $153 million related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid. In comparison, in the prior year period we received $4.4 billion in net cash proceeds related to the VICI Transaction, which were partially offset by net cash paid of $1.6 billion to acquire The Cosmopolitan, cash paid of $280 million in connection with the LeoVegas tender offer, net of cash acquired, cash paid of $183 million to acquire shares of LeoVegas in the open market during the tender offer period, payments of $457 million in capital expenditures, as further discussed below, and contributions of $200 million to BetMGM.

Capital Expenditures

We made capital expenditures of $603 million in the nine months ended September 30, 2023, of which $28 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $575 million primarily related to land, information technology, room and restaurant remodels, convention center remodels, and gaming equipment.

We made capital expenditures of $457 million in the nine months ended September 30, 2022, of which $23 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $434 million primarily related to expenditures in information technology and room remodels.

Financing activities. Cash used in financing activities was $4.2 billion in the nine months ended September 30, 2023 compared to $2.8 billion in the prior year period. In the nine months ended September 30, 2023, we had net repayments of debt of $2.2 billion, as further discussed below, paid $1.7 billion for repurchases of our common stock, and distributed $169 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $63 million, as further discussed below, distributed $208 million to noncontrolling interest owners, and repurchased $2.4 billion of our common stock.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2023, we had net repayments of debt of $2.2 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity, aggregate net repayments of $931 million on MGM China’s revolving credit facilities, and the early repayment of LeoVegas’s senior notes due 2023 of $36 million. The net repayments of debt were funded with cash on hand.

During the nine months ended September 30, 2022, we had net repayments of debt of $63 million, which consisted of the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022, net draws of $40 million on MGP OP’s revolving credit facility, and aggregate net borrowings of $897 million on MGM China’s revolving credit facilities. MGM China’s borrowings were made to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes.

Dividends, Distributions to Noncontrolling Interest Owners, and Share Repurchases

During the nine months ended September 30, 2023, we paid $1.7 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 11 for further information on the stock repurchases. In connection with those repurchases, the March 2022 $2.0 billion stock repurchase plan was completed. In February 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $806 million as of September 30, 2023. Additionally, in November 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan.

During the nine months ended September 30, 2022, we repurchased and retired $2.4 billion of our common stock pursuant to our stock repurchase plans.

During the nine months ended September 30, 2022, we paid dividends of $0.0025 per share in March, June and September 2022, totaling $3 million and MGP OP paid $283 million of distributions to its partnership unit holders, of which we received $117 million and MGP received $166 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our businesses. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facilities. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments.

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

As of September 30, 2023, we had cash and cash equivalents of $3.3 billion, of which MGM China held $443 million, and we had $6.5 billion in principal amount of indebtedness, including $3.3 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility and, as of September 30, 2023, there was $536 million outstanding under MGM China’s first revolving credit facility. In June 2023, MGM China amended each of its first revolving credit facility and its second revolving credit facility, which extended the maturity date of each facility to May 2026, increased the amount to which MGM China may upsize its second revolving credit facility, removed the requirement for the MGM China first revolving credit facility to be fully drawn prior to utilizing the MGM China second revolving credit facility, and extended the financial covenant waivers through December 31, 2024. The option to increase the amount of the second revolving facility was partially exercised in August 2023 and in October 2023, as further discussed in Note 6 to the accompanying consolidated financial statements.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of September 30, 2023, are approximately $180 million to $190 million, excluding MGM China, and approximately $385 million to $395 million on a consolidated basis, which includes MGM China.

We are also required, as of September 30, 2023, to make annual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 8 for discussion of our leases and lease obligations.

We have planned capital expenditures expected over the remainder of 2023 of approximately $300 million to $350 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $10 million to $15 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2023 that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, reflecting an estimated $1.5 billion of improvements and a $500 million license fee, with the timing of costs dependent upon progress of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project. We currently expect our share to be 306 billion yen (approximately $2.0 billion as of September 30, 2023), which we anticipate funding on an approximately pro rata basis over the next five years, subject to changes in the progress and scope of the development, the availability and amount of financing to be obtained by Osaka IR KK, and the timing and amount of noncontrolling interest participation. Refer to Note 9 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

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

As of September 30, 2023, variable rate borrowings represented approximately 8% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30, 2023
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Fixed-rate	$—	$750	$1,925	$1,150	$1,425	$751	$6,001	$5,669
Average interest rate	N/A	5.4%	6.0%	5.4%	5.1%	4.8%	5.4%
Variable rate	$—	$—	$—	$536	$—	$—	$536	$536
Average interest rate	N/A	N/A	N/A	8.7%	N/A	N/A	8.7%

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

MGM China holds U.S. dollar denominated debt, which may cause foreign currency transaction losses. The Macau pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar, however, the current peg rates may not remain at the same level and possible changes to the peg rates may result in severe fluctuations in the exchange rate thereof. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. As of September 30, 2023, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $28 million.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. As of September 30, 2023, the notional amount of the forward contracts was $316 million with a fair value of negative $27 million and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $32 million.

Equity price risk. We have investments in equity securities of publicly traded companies that are subject to equity price volatility. As of September 30, 2023, a 10% adverse change in the quoted market prices would result in an impact to earnings of $41 million.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; our ability to achieve our public social impact and sustainability goals; the impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Issue; and the availability of cybersecurity insurance proceeds and the nature and scope of any claims, litigation or regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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
•the occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
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

•the failure of future efforts to expand through investments in other businesses and properties or through alliances or acquisitions, or to divest some of our properties and other assets;
•the failure to maintain the integrity of our information and other systems and internal customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;
•reputational harm as a result of increased scrutiny related to our corporate social responsibility efforts;
•we may not achieve our ESG related goals or that our ESG initiatives may not result in their intended or anticipated benefits;
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
•disruptions in the availability of our information and other systems (including our website and digital platform) or those of third parties on which we rely, through cyber-attacks or otherwise, which could adversely impact our ability to service our customers and affect our sales and the results of operations;
•impact to our business, operations, and reputation from, and expenses and uncertainties associated with, a cybersecurity incident, including the Cybersecurity Issue that occurred in September 2023, and any related legal proceedings, other claims or investigations, and costs of remediation, restoration, or enhancement of information technology systems;
•the availability of cybersecurity insurance proceeds;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 9 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to those factors previously disclosed in our 2022 Annual Report on Form 10-K.

The failure to maintain the integrity of our information and other systems or customer information can result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, California has a comprehensive privacy law, known as the California Consumer Privacy Act of 2018 (“CCPA”), which provides some of the strongest privacy requirements in the United States. The CCPA was amended by the California Privacy Rights Act that went into effect in 2023. In addition, new privacy requirements went into effect in 2023 in Colorado, Connecticut, Utah, and Virginia. Outside the United States, the European Union has adopted a data protection regulation known as the General Data Protection Regulation that provides data subjects with significant privacy-related rights and imposes operational and compliance requirements on organizations with significant penalties for non-compliance. Other jurisdictions including Canada and China have also amended or adopted new privacy laws and/or requirements which often include similar requirements and obligations. There may be risks and uncertainties associated with these and other privacy laws and regulations including their interpretation and implementation, as well as the potential extraterritorial effect of certain privacy laws and regulations.

Compliance with applicable privacy laws and regulations increases our operating costs and could adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our customer data can result in damage to our reputation, subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data, and have a material adverse effect on our business, financial condition, and results of operations. We rely on proprietary and commercially available systems, software, and tools to provide security for processing of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, like the Cybersecurity Issue that affected us in September 2023.

We also rely extensively on our information and other systems and those of third parties to process transactions, maintain and communicate information, and manage our businesses, including at our properties and on our website and digital platforms. Disruptions in these systems, through cyber-attacks or otherwise, have in the past and can in the future be expected to impact our ability to service our customers and adversely affect our business, financial condition, and results of operations. This can occur notwithstanding the data security measures and disaster recovery plans that we have in place. Further, our systems are not fully redundant and our disaster recovery planning cannot account for all possible scenarios.

There has been an increase in criminal cybersecurity attacks against companies (and third-party service providers) where systems have been breached, businesses disrupted, and customer, employee, and other company information has been compromised or destroyed. Our systems and data, including those we maintain with our third-party service providers, have been subject to cybersecurity breaches in the past of varying degrees and are expected to be subject to cybersecurity breaches in the future.

Our third-party information system and other service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security or other operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

While we maintain cybersecurity insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient. A cybersecurity incident also could require that we expend significant additional resources on remediation, restoration, and enhancement of our information technology and other systems.

By way of example, in September 2023, we had a Cybersecurity Issue affecting certain of our systems, in which criminal actors obtained certain personal information of some of our customers. Among other things, this issue resulted in system shutdowns that created operational disruptions at our domestic properties, adversely affected revenues, and subjected us to litigation. For more information, see “Cybersecurity Issue” in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Cybersecurity litigation” in Part I, Item 1, Note 9 to the accompanying consolidated financial statements.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
July 1, 2023 — July 31, 2023	1,710,723	$44.48	1,710,723	$1,285,060
August 1, 2023 — August 31, 2023	8,673,762	$44.20	8,673,762	$900,828
September 1, 2023 — September 30, 2023	2,175,000	$43.51	2,175,000	$806,163

(1) In accordance with applicable disclosure requirements, the “Average Price Paid per Share” figures presented above exclude commissions and other expenses, such as excise taxes, and is calculated on an execution date basis. In contrast, the $2.0 billion amount authorized by the Board of Directors under the February 2023 stock repurchase plan included the cost of commissions as part of the authorized repurchase amount. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining, calculated to include commissions (and exclude excise taxes) in accordance with the amount authorized by the Board of Directors.

In February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan, and, in November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended September 30, 2023 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.        Exhibits

10.1(1)	First Amendment to Credit Agreement, dated August 31, 2023, by and among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto.

10.1(2)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of August 3, 2023, between the Increase Lender and the Facility Agent.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: November 8, 2023	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2023		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)