Form 10-K
period 2023-12-31
MGM Resorts International
filed 2024-02-23
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2023 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2023) was $12.3 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded. As of February 21, 2024, 319,678,271 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We believe we operate several of the finest casino properties in the world and we continually reinvest in our properties to maintain our competitive advantage. We make significant investments in our properties through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities. We believe we operate the highest quality resorts in each of the markets in which we operate. Ensuring our properties are the premier resorts in their respective markets requires capital investments to maintain the best possible experiences for our guests. We also believe that through our online gaming operations, we can create a scaled global online gaming business.

As of December 31, 2023, we operate 16 domestic casino properties and, through our 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), operate two casino properties in Macau. We also have global online gaming operations through our consolidated subsidiary LV Lion Holding Limited (“LeoVegas”) and our unconsolidated 50% owned venture, BetMGM, LLC (“BetMGM”). We also have a 50% ownership interest in Osaka IR KK, an unconsolidated affiliate, which plans to develop an integrated resort in Osaka, Japan.

We lease the real estate assets of our domestic properties pursuant to triple-net lease agreements, as further discussed in Note 11.

In recent years, in furtherance of our vision to become the world’s premier gaming entertainment company, we have implemented an asset-light business model, which has involved a comprehensive review of our owned real estate assets to find opportunities to monetize those assets efficiently and allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities, and to return value to our shareholders. At the same time, we have continued to focus on key growth opportunities that align with our vision, particularly by investing in U.S. online sports betting and iGaming through BetMGM, acquiring LeoVegas to expand our global online presence, expanding our digital capabilities, and seeking to diversify our Asia operations with development efforts in Japan.

As part of that business strategy, we have sought and executed on opportunities to invest in our growth areas, divest our real estate assets, and acquire, or enter into venture transactions, with respect to online gaming and the operations of integrated casino, hotel, and entertainment properties. For additional information relating to our acquisitions, divestitures, venture transactions, and other arrangements made in furtherance of our business strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the notes to our consolidated financial statements.

Resort Operations

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our properties to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as all of our casino properties typically operate 24 hours a day, every day of the year, with the exception of Empire City, which operates 20 hours a day, every day of the year, though a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the timing of entertainment and sports events, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. Our primary casino and hotel operations are owned and managed by us. Other amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We also lease space to third-party retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2023, we have three reportable segments: Las Vegas Strip Resorts, Regional Operations, and MGM China, as generally described below. See Note 17 for detailed financial information about our reportable segments.

Las Vegas Strip Resorts and Regional Operations
Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara) (upon its acquisition in September 2021), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”) (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).
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

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and holds the related gaming concession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Although visitation during 2021 and 2022 was significantly reduced by the novel 2019 coronavirus (“COVID-19”) pandemic, visitation during 2023 rebounded, and we expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

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

Our primary methods of successfully competing include:
•Locating our properties in desirable leisure and business travel markets and operating at superior sites within those markets;
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

Outside Nevada, our properties primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region.

MGM China

The Macau gaming market has historically had three primary customer bases: VIP gaming operations, main floor gaming operations and slot machine operations. VIP gaming at MGM China is conducted through the use of special purpose nonnegotiable gaming chips. The nonnegotiable chips allow us to track the amount of wagering conducted to determine VIP gaming play. VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue. Main floor players do not receive commissions. We have focused our business on main floor gaming operations and, accordingly, VIP gaming operations were not a significant source of revenue in 2022 and 2023 and we do not expect VIP gaming operations will be a significant source of revenue in future years. The majority of MGM China's casino revenue has been provided by main floor gaming operations in recent years and we expect this customer base will be the primary source of growth in the future. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion and MGM Cotai Emerald Villa to attract ultra-high end customers.

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

MGM Rewards, our customer loyalty program, is a tiered program and allows customers to qualify for benefits across our participating properties and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino properties. As members advance through tiers, a host of member benefits are unlocked including priority access, exclusive events and experiences, and the opportunity to redeem MGM Rewards for hotel stays, food and beverage, and other MGM Resorts experiences. We also offer the Golden Lion Club for gaming focused customers, in addition to M life, at MGM China. The structured rewards systems based on member value and tier level ensure that customers can progressively access the full range of services that the properties provide. Our loyalty programs focus on building a rewarding relationship with our customers, encouraging members to increase both visitation and spend.

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
•Gaming Entertainment. Innovate our gaming entertainment product to drive continued premium offering and competitive differentiation. Distribute our product offering to serve the broadest total addressable market possible.
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

In allocating resources, our financial strategy is focused on maintaining and enhancing our existing properties, strategic growth opportunities via mergers and acquisitions and development, debt repayment and shareholder returns. We believe there are reasonable investments for us to make in new initiatives and at our current properties that will provide profitable returns.

We regularly evaluate targeted opportunities that provide an attractive return on investment in domestic and international markets, including the ownership, management and operation of gaming and non-gaming facilities and accessing new markets for iGaming and online sports betting. We also leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities.

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

We have continued to focus on our key growth opportunities of developing an integrated resort in Japan, investing in BetMGM, investing in international digital opportunities, and exploring a full-scale commercial gaming opportunity in

New York. In Japan, Osaka IR KK signed an agreement with Osaka Prefecture and Osaka City in September 2023 to implement an Area Development Plan (“ADP”) for the development of an integrated resort in Osaka, Japan.

As it relates to BetMGM, we believe that BetMGM is well-positioned as a long-term leader in online sports betting and iGaming. As part of our commitment to the success of BetMGM, we have integrated our MGM Rewards program with BetMGM and have BetMGM branded on-property sportsbooks and kiosks to drive higher value customers at lower acquisition costs through a robust omni-channel strategy. We expanded our international digital presence in August 2023 when we launched the BetMGM brand in the UK, leveraging the technology of LeoVegas. We seek to further expand the BetMGM and LeoVegas brands into other geographies over time.

Further, in connection with our vision to transform Empire City in New York into a full-scale commercial gaming facility, we are actively working on our response to the request for application that was issued in January 2023 for three downstate commercial gaming licenses.

Internationally, in the United Arab Emirates (“UAE”), we currently have a non-gaming management agreement with Wasl Hospitality to bring the Bellagio, Aria, and MGM Grand brands to Dubai. With the UAE’s establishment of the General Commercial Gaming Regulatory Authority, tasked with creating a regulatory framework for commercial gaming in the UAE, we are encouraged by the potential opportunity for gaming expansion in Dubai.

Technology

We believe technology, digital and advanced data science/analytics capabilities are critical to optimizing customer experience and loyalty, employee productivity and engagement, operational efficiency and revenue growth. We are focused on using these capabilities to achieve specific goals of creating ‘only at MGM’ differentiation through unique content and experiences, establishing a perennial engagement with our guests for increased loyalty, digital diversification through enhanced e-commerce and seamless integration of the physical integrated resorts business with digital casino and sports betting businesses, creating cross-property experiences and promotions in Las Vegas to provide much better value to the consumer, enhancing our data driven decisioning capabilities in all aspects of our business for faster decision making, and optimizing our operations and employee productivity and experience through digitization. Additionally, we have deployed a loyalty technology platform that allows customers to earn points through gaming and non-gaming activities, and increased mobile adoption with the digital check-in process. We have also enabled digital commerce technology capabilities to sell customized packages to customers.

Social Impact & Sustainability

At MGM Resorts, our commitment to environmental and social responsibility has been long-standing. For over a decade, we have had a dedicated board committee focused on Corporate Social Responsibility and Sustainability (“CSR&S”). In 2019, we bolstered governance of these areas by uniting our key pillars of Diversity, Equity and Inclusion, Philanthropy and Community Engagement and Environmental Sustainability. These pillars were brought together under one Executive Committee-level leader who manages the MGM Resorts Social Impact and Sustainability Center of Excellence. Reporting directly to the Chief Executive Officer and President, this leader serves as liaison to the CSR&S Committee of the Board of Directors. This leader also oversees the Human Resources function and is thus able to integrate social impact and sustainability considerations more deeply into the core culture of our organization through proactive management of our human and social capital initiatives.

Social Impact and Sustainability Reporting

The Company’s Social Impact and Sustainability Task Force, which is composed of executives from across the Company, including representation from the Company’s Executive Committee, initiated an assessment that identified 15 priority topics, which have guided our social impact and sustainability reporting since 2020. In 2023, we engaged external experts to assist with a more comprehensive assessment that focuses on both a topic’s impact on our Company, as well as our Company’s related impact on the world at large. We expect to publish findings from this new assessment in 2024.

Throughout 2023, we continued our progress on key social impact and sustainability initiatives and disclosures, supporting our commitment to MGM Resorts’ Focused on What Matters platform and the UN Sustainable Development Goals. Our most recent Social Impact & Sustainability Report illustrated the Company’s progress towards our public goals. In 2023, we released our second report aligned with the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”) and our first Consolidated Sustainability Factbook. This centralized collection of our key social impact and sustainability metrics including our corporate social impact and sustainability goals, metrics aligns with Global Reporting Initiative (“GRI”) standards, and metrics aligned with the Sustainability Accounting Standards Board (“SASB”) Hotels & Lodging and Casinos & Gaming sector standards. We expect to publish updated materials in 2024 detailing progress made in 2023. As our catalog of reports aligned to leading social impact and sustainability frameworks has grown, we have updated our website to present these disclosures and policies at mgmresorts.com/en/company/esg.html. The content on this website is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K.

Environmental Sustainability

We believe environmental stewardship is an important component of corporate leadership; as a Company, we strive to develop and operate our casino properties responsibly. Our environmental sustainability team assesses and implements projects and processes aimed to improve our environmental footprint with a focus on climate and greenhouse gas (“GHG”) emissions, energy and water efficiency, material disposal and diversion, and stakeholder engagement.

Climate Leadership

We have undertaken a comprehensive set of actions to mitigate the potential impacts of material climate-related risks on business activities. We believe our investments in energy efficiency and renewable energy help mitigate the potential financial impact of climate transition risks on our Company. We also endeavor to mitigate the physical impacts of climate change on our Company, such as the coastal flooding management actions we have taken at a small number of our properties in areas that may be subject to sea-level rise and extreme weather events.

In 2023, the Science Based Target Initiative (“SBTi”), a leading organization for third party guidance and independent validation of climate targets, approved our climate targets as science-based and in line with the goals of the Paris Agreement. Our combined Scope 1 & 2 target was validated as being in line with the 1.5 °C pathway, currently the organization’s most ambitious designation. Further, in its second full year of operation, the MGM Resorts Mega Solar Array (“Mega Array”) continued to play a key role in meeting the following climate goals:

•45% reduction in Scope 1 & 2 GHG emissions intensity (pounds of carbon dioxide equivalent per square foot; 2007 baseline) by 2025;
•50% reduction in absolute Scope 1 & 2 GHG emissions (metric tons of carbon dioxide equivalent; 2019 baseline) by 2030 (SBTi validated);
•30% reduction in absolute Scope 3 GHG emissions from purchased goods and services, fuel-and energy-related activities, waste generated in operations, and employee commuting by 2030 (SBTi validated); and
•100% renewable electricity purchased in U.S. and 80% purchased globally by 2030.

In addition to the Mega Array, we plan to bring additional renewable energy options to our domestic properties in the future.

Water Stewardship

We believe in the importance of responsible water usage throughout our operations and supply chain. Our goal is to enhance long-term water efficiency by optimizing water systems and implementing conservation measures.

In response to declining conditions in the Colorado River Basin, in 2022, we developed a water white paper that set the Company’s ambition for water stewardship including a strategic framework and a global water policy to codify our commitment. Additionally, as a result of this white paper, MGM Resorts became the first gaming and Las Vegas-based company to endorse the CEO Water Mandate, a global coalition of major companies working to address global water challenges.

Throughout 2023, we refined our approach to water stewardship through the identification of five principles: Measurement, Efficiency, Quality, Culture and Citizenship. We strive to be a global leader in water stewardship and envision a sustainable future in which we have a positive impact in Las Vegas and the other communities in which we operate. In order to achieve this goal, we are focused on addressing water issues at the local level across our operations and supply chain, such as in Southern Nevada where consumptive water use reduction is a critical priority. In addition, we continued our water-related disclosures by participating in the 2023 CDP Water Security questionnaire and achieved a score of “A-”, meeting the criteria for the top level (Leadership).

Responsible Gaming

MGM Resorts has woven responsible gaming and gambling education into the fabric of our world-class gaming experiences and premier guest service. We offer a variety of resources throughout our properties, with the MGM Rewards Desk acting as the central hub for our innovative responsible gaming program, GameSense. GameSense is an industry-leading, enterprise-wide program that aligns responsible gambling policies with enhanced guest service and education. It is designed to promote positive play experiences and help guests and employees make informed gaming decisions. All MGM Resorts employees receive training to reinforce the Company’s commitment and approach to responsible gaming.

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold the following core company values: Captivate Our Audience, Inspire Excellence, Champion Inclusion, and Win Together, to create an engaged and diverse workforce. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals. Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship, educational, and leadership development programs. In response to labor demands and agile staffing requirements, we have significantly streamlined our recruitment processes for faster sourcing and recruitment to meet business and operational needs.

Growth and Development

We invest significant resources to develop the talent needed, now and for the future, to be a premier employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities and we support the long-term career aspirations of our employees through education and professional/personal development. We continue to introduce new learning and development initiatives focused on a broad range of employee population segments. We offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to enable employees to earn a degree online free of charge for all credit hours. Over the past year we have focused on growing our talent pipeline, reinforcing our leadership expectations and company culture across all leadership positions and enhancing employee recognition and onboarding programs applicable across all levels.

Diversity, Equity, and Inclusion (“DE&I”)

Our approach to DE&I is anchored by our corporate and people strategies and a social impact and sustainability approach that centers on embracing humanity. A comprehensive framework lays out five strategic pillars to guide our work: innovation; invest in people; build an inclusive culture; grow business and customer engagement and supplier diversity; and enhance marketplace leadership and community relations. As part of our DE&I strategy, we have committed to the following four long-range 2025 goals: (1) ensure that all employees have equal access to leadership opportunities, (2) spend at least 15% of our biddable procurement with diverse suppliers, (3) expand our Supplier Diversity Mentorship Program to achieve 150 graduates, and (4) train 100% of management employees on social impact and sustainability policies and goals. In connection with each goal, we have established robust key performance indicators, which are tracked and published in our annual Social Impact and Sustainability Report and reviewed internally with management and our CSR & Sustainability Committee of the Board of Directors. In addition, we have detailed internal Human Capital workforce reports, which include demographic and diversity data, and are reviewed with the Human Capital and Compensation Committee of the Board, executive management, and leadership teams on a regular basis.

Internally, we use multiple channels to facilitate communication and to continuously advance one of our core values, Champion Inclusion. The channels include but are not limited to open forums and conversations with executives, employee engagement surveys with detailed action planning, and employee and business network groups.

Work in the areas of diversity, equity, and inclusion is advanced through a range of programs and initiatives which include employee education and training, community partnerships, recruitment and talent development, advocacy, engagement and outreach and through internal groups like our Supplier Diversity, Global Sales, Human Resources, and Social Impact and Sustainability task forces. Responsibility is driven and led by our Chief People, Inclusion and Sustainability Officer, who reports directly to the Chief Executive Officer and President, and is supported by a centralized Diversity, Equity and Inclusion team and the Human Resources department.

Health, Safety, and Wellness

Our approach to employee health and wellness is holistic and multi-dimensional, focusing on the four pillars of the World of Wellbeing (WOW): physical, emotional, financial and community. It is our priority to provide equitable benefit offerings that support the needs of a diverse workforce. We continue to expand access to health and wellness resources such as the recent addition of an online caregiving platform that connects employees with resources that can support and provide care for their loved ones.

Community Engagement and Philanthropy

Our approach, grounded by Focused on What Matters: Embracing Humanity and Protecting the Planet, articulates our purpose and our commitment to a set of priorities and goals intended to inspire actions that will have an enduring impact on the world. We understand our responsibility to contribute to the social and economic progress of the communities in which we operate and are invested in growing and supporting such communities. Our strategies aim to reflect, sustain, and build on the best aspects of a community by creating good jobs, providing strong wages, teaching resilient skills, and implementing workforce development opportunities for diverse groups of people.

We encourage active engagement in volunteerism and philanthropic opportunities, from serving local community needs to supporting global commitments. We instill philanthropic commitment and pride through our employee foundation. The MGM Resorts Foundation was established in 2002 to facilitate engagement opportunities that allow employees to contribute to charitable causes of their choice by providing two types of grants: (1) the Employee Emergency Grant, which benefits our employees, and (2) the Community Grant, which benefits local communities. In an effort to foster employee engagement in our philanthropic efforts, MGM Resorts established a Matching Gifts program in 2021, matching one-time employee donations to the Community Grant Fund.

Employees and Labor Relations

As of December 31, 2023, we had approximately 45,000 full-time and 18,000 part-time employees domestically. In addition, we had approximately 12,000 and 1,000 employees at MGM China and LeoVegas, respectively. We had collective bargaining agreements with unions covering approximately 37,000 of our employees as of December 31, 2023. Collective bargaining agreements covering multiple bargaining units at our Regional Operations and Las Vegas Strip Resorts are scheduled to expire in 2024. This includes agreements with the Local Joint Executive Board of Las Vegas for The Signature and Vdara, which are scheduled to expire May 31, 2024. Also expiring in 2024 are collective bargaining agreements with the International Brotherhood of Teamsters covering three Las Vegas properties and one bargaining unit at Empire City, with the International Union of Operating Engineers covering our Las Vegas strip properties and the T-Mobile Arena, as well as at MGM Springfield and the Mass Mutual Center, and the collective bargaining agreement with UNITE HERE at MGM National Harbor. A number of collective bargaining agreements for smaller bargaining units in both Las Vegas and regional resorts are also expiring in 2024. Negotiations for successor contracts will be scheduled with our employees’ collective bargaining representatives as contract expiration dates approach and will continue throughout 2024. As of December 31, 2023, none of the employees of MGM China or LeoVegas are part of a labor union and MGM China and LeoVegas are not party to any collective bargaining agreements.

Intellectual Property

We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have the rights necessary to conduct our continuing operations. The development of intellectual property is part of our overall business strategy, and we regard our intellectual property as an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, or copyright, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws.

We believe that our principal intellectual property consists of trademarks for, among others, Aria, Vdara, Bellagio, The Cosmopolitan, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Park MGM, Beau Rivage, Empire City, and LeoVegas, all of which have been registered or allowed in various classes in the United States and foreign jurisdictions around the world, as applicable. In addition, we have also registered or applied to register numerous other trademarks, such as The Mirage, in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed for our brands attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2023 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York, expectations regarding the potential opportunity for gaming expansion in Dubai, and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; our ability to achieve our public social impact and sustainability goals; the impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Issue; the timing and outcome of the claims and class actions against the Company and of the investigations by state and federal regulators, related to the Company’s September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds and the nature and scope of any claims, litigation or regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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

•our substantial indebtedness and significant financial commitments, including our rent payments under our triple-net leases and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our development options and financial results and impact our ability to satisfy our obligations;
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
•the fact that a failure to protect our intellectual property could have a negative impact on the value of our brand names and adversely affect our business;
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
•we may not achieve our social impact and sustainability related goals or that our social impact and sustainability initiatives may not result in their intended or anticipated benefits;
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
•increases in taxes and fees, including gaming taxes, in the jurisdictions in which we operate;
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
•the ability of the Macau government to (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry; and
•the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China.

Any forward-looking statement made by us in this Form 10-K or our 2023 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 23, 2024, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	66	Chief Executive Officer and President
Corey I. Sanders	60	Chief Operating Officer
Jonathan S. Halkyard	59	Chief Financial Officer and Treasurer
John M. McManus	56	Chief Legal and Administrative Officer and Secretary
Gary M. Fritz	50	President, MGM Resorts International Interactive

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

Mr. Halkyard has served as Chief Financial Officer and Treasurer since January 2021. Prior to joining the Company, Mr. Halkyard served as President and Chief Executive Officer of Extended Stay America, Inc. ("Extended Stay") and its paired-share REIT, ESH Hospitality, Inc., from January 2018 through November 2019, as Chief Financial Officer of Extended Stay from January 2015 through December 2017, and as Chief Operating Officer of Extended Stay from September 2013 through January 2015. Prior to joining Extended Stay, Mr. Halkyard served as Chief Financial Officer of NV Energy, Inc. from July 2012 through September 2013 and, prior to that, he served in various executive, finance and managerial roles at Caesars Entertainment, Inc. since 1999, including as Chief Financial Officer from 2006 through 2012.

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

Risks Related to Our Substantial Financial Commitments

•Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide on the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations and financial results and impact our ability to satisfy our obligations.
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
•Any failure to protect our intellectual property could have a negative impact on the value of our brand names and adversely affect our business.
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
•The failure to maintain the integrity of our information and other systems or customer information can result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations.
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
•If the jurisdictions in which we operate increase taxes and fees, including gaming taxes, our results could be adversely affected.
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
•The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry.
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

Risks Related to Our Substantial Financial Commitments

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2023, we had approximately $6.4 billion of principal amount of indebtedness outstanding on a consolidated basis, including $3.1 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. If we do not have sufficient cash on hand, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, for which the non-gaming commitment is subject to increase if market-wide Macau annual gross gaming revenue reaches a specified level, as further discussed in Note 12 to the accompanying consolidated financial statements. There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, including any increased investment amounts to the extent they are triggered in the future, or that it would be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government. See “—Risks Related to Our Macau Operations—The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry.”

Moreover, our businesses are capital intensive. For our owned, leased and managed properties to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM as a leader in online sports betting and iGaming, investments in the growth of our international digital gaming business, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we have a significant amount of indebtedness maturing in 2025, and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

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

In addition, MGM China has issued debt securities and is a borrower under credit facilities, all of which contain covenants that restrict the borrower’s ability to engage in certain transactions, require MGM China to satisfy certain financial covenants and impose certain operating and financial restrictions on MGM China and its subsidiaries. These restrictions include, among other things, limitations on MGM China’s ability to incur liens, merge or consolidate with other companies, or transfer, sell or dispose of all or substantially all of its assets.

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes. We are required to make annual rent payments of $1.8 billion, in the aggregate, under our triple-net lease agreements, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. In addition, each of the leases obligates us to comply with certain financial covenants which, if not met, will require us to deposit cash collateral or issue letters of credit for the benefit of the applicable landlord equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI Properties, Inc. (“VICI”) lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease.

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

Risks Related to Our Business, Industry, and Market Conditions

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows. The hotel, resort, entertainment, and gaming industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort, entertainment, and gaming operations in other states or countries, as well as the increased availability of online sports betting and iGaming, could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of retail gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas and elsewhere, including growth in tribal gaming in states such as Florida. In addition, in the last several years local referendums to allow retail gaming have passed in Virginia and Nebraska, with active lobbying occurring in states like Texas and North Carolina among others. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain customers and related business.

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

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere are enacted, including the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain areas in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or iGaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires open additional facilities, we would face increased competition. Similarly, as a result of Macau’s Gaming Inspection and Co-ordination Bureau increased scrutiny and restrictions imposed on gaming promoters, we along with certain other casino operators in Macau, suspended our primary gaming promoters in late 2021 and subsequently terminated our contractual arrangements with such promoters, which has led to substantial declines in revenues from gaming promoters. As a result, competition for the mass market segment amongst Macau operators has substantially increased and we expect it to continue to grow and if we are unable to maintain and further develop our mass market business and replace revenue previously obtained through use of gaming promoters, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio, MGM Grand Las Vegas, and The Cosmopolitan may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition, including continued or increased inflationary pressures, affecting consumers, corporations, or the supply chain, generally is likely to cause a reduction in visitation to our properties, which would adversely affect our operating results. In addition, adverse market conditions may impact the labor market and cause disruptions to the global supply chain. If we are unable to hire and retain sufficient employees to operate our properties or procure necessary supplies, our business, results of operations and reputation could be negatively impacted.

Finally, we are a parent company with limited business operations of our own. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, we receive cash from royalties, dividends and distributions that are derived from the earnings and cash flow generated by our subsidiaries. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations, which may be impacted by various factors, including compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. For instance, while currently there are no foreign exchange or capital control restrictions applicable to intercompany transactions between us and MGM China, we cannot assure you that this will continue to be the case in the future and that our ability to convert large amounts of Hong Kong dollars into U.S. dollars over a relatively short period will not be limited. If, in the future, foreign exchange or capital control restrictions or other restrictions on MGM China’s ability to pay dividends were to be imposed and become applicable to us, such restrictions could potentially reduce or eliminate the amounts that we would be able to receive from MGM China, which may adversely affect our business, financial condition, results of operations, and cash flows.

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai (and, to a lesser extent, our domestic properties) from mainland China, general economic, regulatory, geopolitical and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on currency conversion or movements, including market impacts resulting from China’s anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of patacas and facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend at our properties. In addition, any potential policy changes which may affect cross-border travel, similar to the previous travel restrictions during the COVID-19 pandemic, could have an adverse impact on visitation from mainland China. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources and our ability to retain and hire employees. We compete with a large number of casino properties for a limited number of employees and we anticipate that such competition, which significantly increased following the easing of COVID-19 restrictions in early 2023, will continue in Macau. While we seek employees from outside of Macau to adequately staff our properties, certain Macau government policies limit our ability to import labor in certain job classifications (for instance, the Macau government requires that we only hire Macau residents as dealers in our casinos) and any future government policies that freeze or cancel our ability to import labor could cause labor costs to increase. Finally, because additional gaming or non-gaming projects have commenced operations and other projects are under construction, the existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of customers visiting Macau, the desirability of Macau as a travel destination, as well as the results of operations at our developments in Macau, could be negatively impacted.

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

Because a significant number of our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified. Given that a significant number of our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices, lower demand, or otherwise, can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

Furthermore, we expect that MGM Grand Paradise will be able to enforce its gaming debts only in a limited number of jurisdictions, including Macau. To the extent MGM Grand Paradise gaming customers are from other jurisdictions, MGM Grand Paradise may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM Grand Paradise may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM Grand Paradise remains obligated to pay taxes on uncollectible winnings from customers.

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

For example, we share control of BetMGM with our venture partner, Entain plc (“Entain”), with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, including with respect to the amount and timing of capital contributions. If we and Entain are unable to support the future funding of BetMGM, then BetMGM may not have the resources to execute on the development or implementation of its strategies, including funding efforts to increase its market share, which could result in us not receiving the anticipated benefits from our investment. Finally, we were awarded a concession to develop an integrated casino resort in Japan in a consortium with ORIX and other local investors, subject to our receipt of a casino license to operate the same. As a result, we could be subject to additional risks related to being unable to directly control development activities or the timing of development completion, which may impact our ability to complete the project on our anticipated timeline, or at all, or within the agreed upon specifications.

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake. In addition, the regulatory approvals associated with our development projects may require us to open future casino properties by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction, or incur payment penalties in connection with any delays which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We also make significant capital expenditures to maintain and upgrade our properties, which may disrupt operations and displace revenue at the properties, including revenue lost while rooms, restaurants and meeting spaces are under renovation and out of service.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future. Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, or terrorism or other acts of violence), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism or other acts of violence, loss of electrical power due to catastrophic or other events, rolling blackouts or otherwise, deterioration or corrosion, insect or animal damage, and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

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

Any failure to protect our intellectual property could have a negative impact on the value of our brand names and adversely affect our business. The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of trade secrets, trademarks, domain names, copyright, and by seeking and enforcing legal protections under contract law and other laws and regulations related to the foregoing. We file applications for, and obtain trademarks in, the United States and in foreign countries where we believe filing for such protection is appropriate. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and other intellectual property and our rights may be invalidated or unenforceable. For example, while we have a policy of entering into agreements with (or imposing other restrictions on) our employees, independent contracts, and business partners addressing confidentiality, intellectual property assignment, and non-competition and non-solicitation issues, such agreements may not provide adequate protection or may be breached, or our proprietary information may otherwise become available to or be independently developed by our competitors. The laws of some foreign countries also may not protect proprietary rights to as great an extent as the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult.

Certain of our technology also contains software modules licensed to us by third-party authors under “open-source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology and, under certain open-source licenses, we could be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.

Third parties have alleged and may in the future allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights. Third parties may initiate litigation against us without warning or may send us letters or other communications that make allegations without initiating litigation. We may elect not to respond to these letters or other communications if we believe they are without merit, or we may attempt to resolve these disputes out of court by negotiating a license, but in either case it is possible that such disputes will ultimately result in litigation. Any such claims could interfere with our ability to use technology or intellectual property that is material to the operation of our business. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties, such as entities that purchase intellectual property assets for the purpose of bringing infringement claims. We also periodically employ individuals who were previously employed by our competitors or potential competitors, and we may therefore be subject to claims that such employees have used or disclosed the alleged trade secrets or other proprietary information of their former employers.

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity, including with respect to technology that we believe to be “open-source”. Any such litigation could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, or require us to enter into license agreements that may not be available on favorable terms, re-engineer our technology or discontinue or delay the provision of our offerings. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2023, approximately 37,000 of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results. We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our properties and a reduction in our revenues.

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful. We intend to consider strategic and complementary acquisitions and investments in other businesses, properties or other assets. Furthermore, we may pursue any of these opportunities with third parties. Acquisitions and investments in businesses, properties or assets, by us or together with third parties, are subject to risks that could affect our business, including risks related to:

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

Compliance with applicable privacy laws and regulations increases our operating costs and could adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our customer data can result in damage to our reputation, subject us to investigations, fines, payment of damages, lawsuits or restrictions on our use or transfer of data, and have a material adverse effect on our business, financial condition, results of operations, and cash flows. We rely on proprietary and commercially available systems, software, and tools to provide security for processing of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, like the cybersecurity issue that affected us in September 2023, as further described below.

We also rely extensively on our information and other systems and those of third parties to process transactions, maintain and communicate information, and manage our businesses, including at our properties and on our website and digital platforms. Disruptions in these systems, through cyber-attacks or otherwise, have in the past and can in the future be expected to impact our ability to service our customers and adversely affect our business, financial condition, and results of operations. This can occur notwithstanding the data security measures and disaster recovery plans that we have in place. Further, our systems are not fully redundant and our disaster recovery planning cannot account for all possible scenarios that we may encounter.

There has been an increase in criminal cybersecurity attacks against companies (and third-party service providers) where systems have been breached, businesses disrupted, and customer, employee, and other company information has been compromised or destroyed. Our systems and data, including those we maintain with our third-party service providers, have been subject to cybersecurity breaches of varying degrees of severity in the past and are expected to be subject to cybersecurity breaches in the future.

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

While we maintain cybersecurity insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient to cover any losses resulting from such incidents. A cybersecurity incident also could require that we expend significant additional resources on remediation, restoration, and enhancement of our information technology and other systems.

By way of example, in September 2023, we experienced a cybersecurity issue affecting certain of our systems, in which criminal actors obtained certain personal information of some of our customers (the “Cybersecurity Issue”). Among other things, this issue resulted in system shutdowns that created operational disruptions at our domestic properties, adversely affected revenues, and is subjecting us to litigation, investigations, and potential regulatory penalties or other remedies. For more information, see “Cybersecurity Issue” in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Cybersecurity litigation, claims, and investigations” in Part II, Item 8, Note 12 to the accompanying consolidated financial statements.

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

Macau laws and regulations concerning gaming and gaming concessions are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China’s interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM Grand Paradise’s activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM Grand Paradise will be able to obtain all necessary approvals, and any such failure to do so may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, to date such redress is largely untested in relation to gaming issues.

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Energy Policy Act, the Safe Drinking Water Act, Renewable Portfolio Standards, the Oil Pollution Act of 1990, and many others. Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. There has been increasing focus from international, national, and state regulators on reporting and reducing GHG emissions and other climate change-related topics, such as climate-related disclosure rules proposed by the SEC. These regulations could impose stricter standards on operations and reporting which could be costly and difficult to implement. In addition, effective since January 1, 2019, smoking in casinos in Macau, including MGM Macau and MGM Cotai, is only permitted inside specially ventilated smoking rooms, rather than outside smoking areas or VIP areas. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

We also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. For instance, in the United States, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act”, which, among other things, requires us to report to the Internal Revenue Service (“IRS”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual(s) involved in the currency transaction. We are also required to report suspicious activity where we know, suspect or have reason to suspect transactions, among other things, involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. In addition, under the Bank Secrecy Act and similar laws in other jurisdictions, we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with anti-money laundering regulations, including the Bank Secrecy Act, is subject to periodic examinations by the relevant regulatory agencies in each jurisdiction where we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws, including the Bank Secrecy Act, or regulations by any of our properties, businesses, customers, or employees could have an adverse effect on our financial condition, results of operations or cash flows.

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

If the jurisdictions in which we operate increase taxes and fees, including gaming taxes, our results could be adversely affected. Federal, state and local authorities domestically and internationally raise a significant amount of revenue through taxes and fees, including taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in taxes, the imposition of new taxes or changes to tax laws that result in higher taxes than would be incurred under existing tax law or interpretation. If the jurisdictions in which we operate were to increase taxes, impose new taxes or change existing tax laws, our financial condition and results of operations could be materially adversely affected.

The future recognition of our foreign tax credit deferred tax asset is uncertain, and the amount of valuation allowance we may apply against such deferred tax asset may change materially in future periods. We currently have significant deferred tax assets resulting from foreign tax credit carryforwards that are available to potentially reduce taxes attributable to taxable foreign-sourced income in future periods. We evaluate our foreign tax credit deferred tax asset for recoverability and record a valuation allowance to the extent we determine it is not more likely than not such asset will be recovered. This evaluation is based upon all available evidence, including assumptions concerning future U.S. operating profits and foreign source income. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

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

The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry. The Macau government has the right to unilaterally terminate the concession for endangering the national security of China or Macau by MGM Grand Paradise, failure of MGM Grand Paradise to perform its obligations, for the public interest or lack of appropriate qualifications of MGM Grand Paradise under the gaming law. From the eighth year of MGM Grand Paradise’s concession, the Macau government may redeem the concession by providing MGM Grand Paradise with at least one year of advance notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to reasonable and fair damages or indemnity. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment, with the exception of those which have been temporarily transferred to MGM Grand Paradise by the Macau government for use in accordance with the concession contract, would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the concession contract in a way that satisfies the requirements of the Macau government.

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, for which the non-gaming commitment is subject to increase if market-wide Macau annual gross gaming revenue reaches a specified level, as further discussed in Note 12 to the accompanying consolidated financial statements. There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, or that it will be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government.

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
•changes in laws or regulations restricting the ability of our non U.S. subsidiaries to make distributions or declare dividends;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We recognize the importance cybersecurity has to the success of our business. We also recognize the need to continually assess cybersecurity risk and evolve our response in the face of a rapidly and ever-changing environment. Accordingly, we aim to protect our business operations, including customer records and information, against known and evolving cybersecurity threats.

Risk Management and Strategy

The Company’s Internal Audit function conducts an annual Enterprise Risk Management process to identify, assess, monitor and control current and future potential risks facing the Company, which includes cybersecurity risks that are communicated by the Chief Information Security Officer (“CISO”). Significant risks identified during this process are then presented to the Audit Committee. In addition, we have a cybersecurity incident response plan in place that provides a documented framework for handling high and low severity security incidents and facilitates coordination across multiple parts of the business. We also routinely perform attack and response simulations at the technical level, and annually execute tabletop response exercises. Each year, special focus is given to maintaining and improving our alignment with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and Privacy and Payment Card Industry (“PCI”) controls in support of protecting our technology and customer data. We further engage in the periodic assessment and testing of our cybersecurity program.

We also utilize external expertise to perform annual assessments of our entire cybersecurity program, including the cybersecurity program maturity. The results of these annual assessments are reported to the Audit Committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments. In addition, we have a Third Party Risk Management Program designed to assess risks associated with third party providers based on the services they provide and the data they have access to.

Cybersecurity risk mitigation processes are integrated into the Company’s Code of Conduct that all employees are required to review. Additionally, all employees with network access receive cybersecurity awareness training.

The Company’s information and data systems have been subject to cybersecurity incidents in the past, including the publicly disclosed September 2023 Cybersecurity Issue. We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, there is no guaranty that the Cybersecurity Issue and any further incidents will not have a material impact in the future. See “Cybersecurity litigation, claims, and investigations” in Part II, Item 8, Note 12 to the accompanying consolidated financial statements. Further, policies and procedures designed to manage cyber risks, including those described herein, may not be effective. To learn more about risks from cybersecurity threats, see “Item 1A. Risk Factors - The failure to maintain the integrity of our information and other systems or customer information can result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations.” Additional risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, or results of operations.

The Board’s Oversight of Cybersecurity Risk

To ensure thorough oversight of the Company’s cybersecurity policies and processes, the Audit Committee is responsible for overseeing our cybersecurity risk and, pursuant to its charter, establishes and oversees procedures for the Company’s plans to mitigate cybersecurity risks and respond to data breaches. The Audit Committee receives quarterly reports from the CISO on the Company’s cybersecurity risks and enterprise cybersecurity program. The Audit Committee also receives prompt information and periodic updates by the CISO regarding material cybersecurity incidents that meet reporting thresholds. The Audit Committee reports out to the Board as necessary to keep the Board informed of issues or risks relating to the Company’s cybersecurity.

Management’s Involvement in Cybersecurity Risk Oversight

Our CISO continues to enhance our cybersecurity program and leads our efforts to mitigate technology risks in partnership with business leaders. Our CISO conducts regular reviews of the control environment and identifies those risks within the Enterprise Risk Management process to assess, monitor and control current and future potential risks facing the Company. Our CISO has 23 years of expertise in cybersecurity, information security risk management, incident management and response and privacy and has held various roles in information technology and information security throughout their career. The CISO holds various professional certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association and the Certified Information Systems

Security Professional from International Information System Security Certification Consortium. The CISO holds a Bachelor’s Degree in Computer Information Systems and a Master’s Degree in Organizational Security Management.

Our CISO reports directly to our Chief Legal and Administrative Officer and Secretary. The CISO closely monitors our cybersecurity program, including our strategy and cybersecurity policies and practices, against the cybersecurity threat landscape. As described above, our cybersecurity incident response plan provides a framework for a multidisciplinary team to prevent, detect, mitigate, and remediate cybersecurity-related risks and incidents. This framework also sets forth parameters for the escalation and reporting of cybersecurity risks and incidents to broader groups at the Company, and the CISO reports information about significant cybersecurity risks and incidents to the Audit Committee on a regular basis and more frequently if warranted under the circumstances.

ITEM 2.    PROPERTIES

We have provided certain information below about our properties as of December 31, 2023.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage(1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip Resorts:
Aria(4)	5,497	145,000	1,282	139
Bellagio	3,933	155,000	1,277	153
The Cosmopolitan	3,032	112,000	1,213	110
MGM Grand Las Vegas (5)	6,731	144,000	1,293	114
Mandalay Bay (6)	4,750	155,000	973	68
Luxor	4,397	104,000	792	44
Excalibur	3,981	93,000	883	32
New York-New York	2,024	81,000	935	54
Park MGM (7)	2,898	66,000	750	64
Subtotal	37,243	1,055,000	9,398	778
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (8)	400	147,000	2,479	139
Beau Rivage (Biloxi, Mississippi)	1,733	88,000	1,301	79
Borgata (Atlantic City, New Jersey)	2,727	218,000	2,508	161
MGM National Harbor (Prince George's County, Maryland) (9)	308	159,000	2,265	162
MGM Springfield (Springfield, Massachusetts)(10)	240	106,000	1,535	48
MGM Northfield Park (Northfield, Ohio)	—	78,000	1,592	—
Empire City (Yonkers, New York)	—	138,000	4,423	—
Subtotal	5,408	934,000	16,103	589
MGM China:
MGM Macau – 55.95% owned (Macau S.A.R.)	585	251,000	950	351
MGM Cotai – 55.95% owned (Macau S.A.R.)	1,418	264,000	901	399
Subtotal	2,003	515,000	1,851	750
Grand total	44,654	2,504,000	27,352	2,117

(1)Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area, such as lounges.
(2)Includes slot machines, video poker machines and, except for MGM National Harbor, all other electronic gaming devices in service.
(3)Includes blackjack (“21”), baccarat, craps, roulette,and other table games in service; does not include poker; includes dealer-assisted electronic gaming devices at MGM National Harbor.
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

There were approximately 2,926 record holders of our common stock as of February 21, 2024.

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

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1) (In thousands)
October 1, 2023 — October 31, 2023	—	$—	—	$806,163
November 1, 2023 — November 30, 2023	6,644,150	$39.86	6,644,150	$2,541,291
December 1, 2023 — December 31, 2023	8,781,145	$42.68	8,781,145	$2,166,464
(1) In accordance with applicable disclosure requirements, the “Average Price Paid per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and other expenses, such as excise taxes. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining in accordance with the terms of the applicable share repurchase plan. The amount authorized under the February 2023 $2.0 billion stock repurchase plan includes the cost of commissions, while the amount authorized under the November 2023 $2.0 billion stock repurchase plan excludes the cost of commissions. The amount authorized for both plans excludes other expenses, such as excise taxes.

In February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan, and, in November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended December 31, 2023 were purchased pursuant to our publicly announced stock repurchase plans and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2018 to December 31, 2023. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

	12/18	12/19	12/20	12/21	12/22	12/23

MGM Resorts International	100.00	139.70	133.46	190.13	142.09	189.34
Dow Jones US Total Return	100.00	131.15	157.90	199.74	160.99	203.70
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Gambling	100.00	147.56	132.30	115.34	86.00	112.08
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2023 compared to December 31, 2022. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2022 compared to December 31, 2021 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023.

Overview

Our primary business is the operation of casino properties, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We lease the real estate assets of our domestic properties pursuant to triple-net lease agreements.

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

Our results are also affected by significant recent developments in our business, which principally consist of transactions we have executed in furtherance of our businesses strategy and the recovery from the COVID-19 pandemic, including the removal of COVID-19 travel restrictions in Macau and mainland China, as described in further detail below.

Overview of strategic business developments

•In July 2018, we and Entain formed BetMGM. In connection with its formation, we provided BetMGM with exclusive access to all of our domestic land based and online sports betting, major tournament poker, and online gaming operations, and Entain provided BetMGM with exclusive access to its technology in the United States.

•On September 28, 2021, we announced that we and ORIX were selected by Osaka as the region’s integrated resort partner. In December 2021, we and ORIX formed a venture, Osaka IR KK, through which we plan to develop the integrated resort. On April 27, 2022, we, together with Osaka prefecture/city, Osaka IR KK, and ORIX, submitted an ADP to Japan’s central government. On April 14, 2023, we announced that the Japanese government officially certified the ADP, and, in September 2023, Osaka IR KK signed an agreement with Osaka to implement the ADP.

•On April 29, 2022, VICI acquired MGM Growth Properties LLC (“MGP”) in a stock-for-stock transaction (such transaction, the “VICI Transaction”). MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and we received 1.366 units of VICI Properties OP LLC (“VICI OP”) in exchange for each MGM Growth Properties Operating Partnership LP (“MGP OP”) unit held by us. In connection with the exchange, VICI OP redeemed the majority of our VICI OP units, with us retaining an approximate 1% ownership interest in VICI OP. MGP’s Class B share that was held by us was cancelled. Accordingly, we no longer hold a controlling interest in MGP and deconsolidated MGP upon the closing of the transaction. In connection with the VICI Transaction, we entered into an amended and restated master lease with VICI. See Note 4 and Note 11 in the accompanying consolidated financial statements for discussion of the transaction and lease, respectively.

•On May 17, 2022, we acquired the operations of The Cosmopolitan for cash consideration of $1.625 billion, plus working capital adjustments, for a total purchase price of approximately $1.7 billion. Additionally, we entered into a lease agreement for the real estate assets of The Cosmopolitan. See Note 4 and Note 11 for discussion of the transaction and lease, respectively.

•In June 2022, the Macau government enacted a new gaming law that provides for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also includes material changes to the rights and obligations provided for under the new gaming concessions that were awarded in the public tender that concluded in December 2022, such as limiting the term of concessions to a maximum of 10 years. As a result, we reassessed the useful life of the MGM Grand Paradise gaming subconcession intangible asset and reduced the useful life to align with the contractual term of the subconcession, which expired on December 31, 2022, thereby accelerating the recognition of amortization within our statements of operations. See Note 7 in the accompanying consolidated financial statements for further discussion. In December 2022, we were awarded a new gaming concession, which permits the operation of games of chance or other games in casinos in Macau, commencing on January 1, 2023.

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

•On February 15, 2023, we completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC, a subsidiary of Cherokee Nation Business, for cash consideration of $450 million, or $474 million, net of purchase price adjustments and transaction costs. At closing, the master lease with VICI was amended to remove Gold Strike Tunica and reflect a $40 million reduction in annual cash rent. Refer to Note 4 for further discussion of this transaction.

•In August 2023, LeoVegas completed the acquisition of the majority ownership of Push Gaming, a digital gaming developer.

Cybersecurity Issue

In September 2023, we identified a cybersecurity issue involving unauthorized access to certain of our U.S. systems by criminal actors. Upon discovery of the Cybersecurity Issue, we shut down certain systems to mitigate risk to customer information, which resulted in operational disruptions at our domestic properties during the third quarter of 2023. Based on our investigation, we believe that the unauthorized activity has been contained. We determined that the criminal actors obtained, for some of our customers, personal information (including name, contact information (such as phone number, email address and postal address), gender, date of birth and driver’s license numbers). For a limited number of customers, Social Security numbers and passport numbers were also obtained by the criminal actors. The types of impacted information varied by individual. At this time, we do not believe that customer passwords, bank account numbers or payment card information were obtained by the criminal actors.

In connection with the Cybersecurity Issue, we became subject to consumer class actions and state and federal regulatory inquiries to which we intend to respond to in due course. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions as a result.

The Cybersecurity Issue, together with the incident response efforts discussed above, resulted in some disruptions to our business operations primarily during the third quarter of 2023 and we also incurred expenses for technology consulting services, legal fees and other third-party advisors in connection with this issue during the second half of 2023, which were not material to our 2023 results.

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

COVID-19

The spread of COVID-19 and developments surrounding the global pandemic had a significant impact on our business from 2020 through early 2023. Domestically, we had temporary closures, re-closures, and re-openings of our properties or portions thereof, as well as operations without certain amenities and subject to certain occupancy limitations, with restrictions varying by jurisdiction. In 2022, all of our domestic properties were open and not subject to operating restrictions; however, travel and business volume were negatively affected in the early part of the first quarter of 2022 due to the spread of the omicron variant.

In Macau, travel and entry restrictions, testing and quarantine requirements, as well as temporary closures and suspensions of gaming, hotel, restaurant, and retail operations, significantly impacted visitation to our Macau properties from 2020 through early 2023. Beginning in December 2022, Macau and mainland China started to unwind testing and quarantine requirements as well as travel and entry restrictions associated with the “dynamic zero” COVID-19 policy. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and, on February 6, 2023, all remaining COVID-19 travel restrictions were removed.

Visitation Statistics

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2023, Las Vegas visitor volume increased 5% compared to 2022 according to information published by the Las Vegas Convention and Visitors Authority. The Las Vegas market has experienced the expansion of convention center, sporting, music, and entertainment events in the current year, which have positively impacted business and leisure travel.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2023, Macau visitor arrivals increased 395% compared to 2022 according to statistics published by the Statistics and Census Service of the Macau Government, as 2022 was more negatively affected by travel and entry restrictions in Macau than in 2023.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage at our Las Vegas Strip Resorts is in the range of 25.0% to 35.0% of table games drop for baccarat and 19.0% to 23.0% for non-baccarat; and

•Hotel revenue indicators (for Las Vegas Strip Resorts): hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“RevPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites. Rooms that were out of service during the year ended December 31, 2021 as a result of property closures due to the pandemic were excluded from the available room count when calculating hotel occupancy and RevPAR.

Results of Operations

Summary Operating Results

The following table summarizes our operating results:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net revenues	$16,164,249	$13,127,485	$9,680,140
Operating income	1,891,497	1,439,372	2,278,699
Net income	1,314,924	206,731	1,208,389
Net income attributable to MGM Resorts International	1,142,180	1,473,093	1,254,370

Consolidated net revenues increased 23% in 2023 compared to 2022 due primarily to MGM China increasing 368% and our Las Vegas Strip Resorts increasing 5%, partially offset by Regional Operations decreasing 4%, compared to 2022, as discussed below.

Consolidated operating income increased 31% in 2023 compared to 2022. The increase was due primarily to the increase in net revenues, discussed above, a $2.7 billion decrease in depreciation and amortization expense, and a $399 million gain in the current year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, partially offset by a $2.3 billion gain related to the VICI Transaction and a $1.1 billion gain on the sale of the operations of The Mirage recorded in property transactions, net in 2022, as well as a current year increase in rent expense recorded within general and administrative expense primarily related to the VICI and The Cosmopolitan leases, which commenced in April 2022 and May 2022, respectively. Depreciation and amortization expense decreased compared to 2022 primarily due to $2.5 billion of amortization in 2022 related to the MGM Grand Paradise gaming subconcession, which became fully amortized in 2022.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Las Vegas Strip Resorts
Casino	$2,127,612	$2,104,096	$1,549,419
Rooms	3,027,668	2,729,715	1,402,712
Food and beverage	2,289,812	2,125,738	1,015,366
Entertainment, retail and other	1,354,054	1,438,823	769,688
	8,799,146	8,398,372	4,737,185
Regional Operations
Casino	2,712,205	2,901,072	2,721,515
Rooms	296,100	284,213	220,828
Food and beverage	440,002	429,188	307,750
Entertainment, retail and other, and reimbursed costs	222,002	201,412	142,270
	3,670,309	3,815,885	3,392,363
MGM China
Casino	2,787,837	567,573	1,057,962
Rooms	177,158	43,216	66,498
Food and beverage	161,669	49,312	68,489
Entertainment, retail and other	26,945	13,492	17,812
	3,153,609	673,593	1,210,761
Reportable segment net revenues	15,623,064	12,887,850	9,340,309
Corporate and other	541,185	239,635	339,831
	$16,164,249	$13,127,485	$9,680,140

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues for 2023 increased 5% compared to 2022 due primarily to a full year of net revenues related to The Cosmopolitan and an increase in non-gaming revenues as discussed below, partially offset by the disposition of The Mirage.

Las Vegas Strip Resorts casino revenue increased 1% in 2023 compared to 2022 primarily due to a full year of operating results from The Cosmopolitan, increases in volume partially due to the inaugural F1 race, and an increase in table games win percentage, partially offset by an increase in incentives and the disposition of The Mirage.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Table games drop	$6,215	$5,804	$3,597
Table games win	$1,636	$1,391	$885
Table games win %	26.3%	24.0%	24.6%
Slot handle	$23,920	$22,812	$15,089
Slot win	$2,224	$2,127	$1,417
Slot win %	9.3%	9.3%	9.4%

Las Vegas Strip Resorts rooms revenue increased 11% in 2023 compared to 2022 due primarily to a full year of operating results from The Cosmopolitan and an increase in RevPAR, partially due to the inaugural F1 race, partially offset by the disposition of The Mirage.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2023	2022	2021
Occupancy(1)	93%	89%	74%
Average daily rate (ADR)	$256	$229	$173
Revenue per available room (RevPAR)(1)	$237	$203	$128
(1)Rooms that were out of service, including full and midweek closures, during the year ended December 31, 2021 due to the COVID-19 pandemic were excluded from the available room count when calculating hotel occupancy and RevPAR.

Las Vegas Strip Resorts food and beverage revenue increased 8% in 2023 compared to 2022 due primarily to a full period of operating results from The Cosmopolitan and an increase in catering and banquet revenue and in restaurant covers, partially offset by the disposition of The Mirage.

Las Vegas Strip Resorts entertainment, retail and other revenue decreased 6% in 2023 compared to 2022 due primarily to the disposition of The Mirage, partially offset by a full period of operating results from The Cosmopolitan and an increase in theater show revenues.

Regional Operations

Regional Operations net revenues decreased 4% in 2023 compared to 2022 due primarily to the disposition of Gold Strike Tunica in February 2023.

Regional Operations casino revenue decreased 7% in 2023 compared to 2022 due primarily to the disposition of Gold Strike Tunica.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Table games drop	$3,886	$4,469	$3,980
Table games win	$814	$933	$788
Table games win %	21.0%	20.9%	19.8%
Slot handle	$26,850	$28,226	$25,566
Slot win	$2,586	$2,692	$2,462
Slot win %	9.6%	9.5%	9.6%

Regional Operations rooms revenue increased 4% in 2023 compared to 2022 due to an increase in RevPAR, partially offset by the disposition of Gold Strike Tunica.

Regional Operations food and beverage revenue increased 3% in 2023 compared to 2022 due primarily to an increase in restaurant covers, partially offset by the disposition of Gold Strike Tunica.

Regional Operations entertainment, retail and other, and reimbursed costs revenue increased 10% in 2023 compared to 2022. The changes were primarily driven by an improved event calendar compared to prior year periods, partially offset by the disposition of Gold Strike Tunica.

MGM China

MGM China net revenues increased 368% in 2023 compared to 2022 due primarily to an increase in casino revenues discussed below.

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Main floor table games drop	$12,115	$2,512	$4,509
Main floor table games win	$2,736	$572	$966
Main floor table games win %	22.6%	22.8%	21.4%

MGM China casino revenues increased 391% in 2023 compared to 2022 due to the current year being positively affected by the removal of COVID-19 related travel and entry restrictions in Macau and an increase in authorized tables in 2023.

Corporate and other

Corporate and other revenue in 2023 and 2022 includes revenues from LeoVegas, other corporate operations, and management services. The increase from 2023 compared to 2022 is due primarily to the acquisition of LeoVegas in September 2022.

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

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Las Vegas Strip Resorts	$3,190,486	$3,142,308	$1,738,211
Regional Operations	1,133,196	1,294,630	1,217,814
MGM China	866,889	(203,136)	25,367
Corporate and other	(602,216)	(736,548)	(560,309)
Adjusted EBITDAR	$4,588,355

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 2% compared to 2022. Las Vegas Strip Resorts Adjusted Property EBITDAR margin decreased to 36.3% in 2023 compared to 37.4% in 2022 due primarily to payroll-related expenses.

Regional Operations

Regional Operations Adjusted Property EBITDAR decreased 12% compared to 2022. Regional Operations Adjusted Property EBITDAR margin decreased to 30.9% in 2023 compared to 33.9% in 2022. The margin decrease was due primarily to the decrease in casino revenue discussed above and increases in payroll-related expense and insurance costs.

MGM China

MGM China’s Adjusted Property EBITDAR was $867 million in 2023 compared to Adjusted Property EBITDAR loss of $203 million in 2022. The increase was due primarily to the increase in revenues in 2023, discussed above, and an $18 million charge related to litigation reserves in 2022.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Las Vegas Strip Resorts and Regional Operations on a same-store basis for the periods presented below. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Las Vegas Strip Resorts net revenues	$8,799,146	$8,398,372	$4,737,185
Acquisitions (1)	(2,818,398)	(2,226,495)	(366,879)
Dispositions (2)	—	(559,858)	(419,063)
Las Vegas Strip Resorts same-store net revenues	$5,980,748	$5,612,019	$3,951,243

Las Vegas Strip Resorts Adjusted Property EBITDAR	$3,190,486	$3,142,308	$1,738,211
Acquisitions (1)	(1,092,058)	(908,841)	(159,930)
Dispositions (2)	—	(159,267)	(122,127)
Las Vegas Strip Resorts Same-Store Adjusted Property EBITDAR	$2,098,428	$2,074,200	$1,456,154
(1)Excludes the net revenues and Adjusted Property EBITDAR of The Cosmopolitan and Aria.
(2)Excludes the net revenues and Adjusted Property EBITDAR of The Mirage.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Regional Operations net revenues	$3,670,309	$3,815,885	$3,392,363
Dispositions (1)	(26,967)	(224,397)	(228,901)
Regional Operations same-store net revenues	$3,643,342	$3,591,488	$3,163,462

Regional Operations Adjusted Property EBITDAR	$1,133,196	$1,294,630	$1,217,814
Dispositions (1)	(11,073)	(98,224)	(114,948)
Regional Operations Same-Store Adjusted Property EBITDAR	$1,122,123	$1,196,406	$1,102,866
(1)Excludes the net revenues and Adjusted Property EBITDAR of Gold Strike Tunica.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$(398,787)	$—	$—
Gain on sale of the operations of The Mirage	—	(1,066,784)	—
Other property transactions, net	28,274	29,787	(67,736)
	$(370,513)	$(1,036,997)	$(67,736)

See Note 16 to the accompanying consolidated financial statements for discussion of property transactions, net.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CityCenter Holdings, LLC (“CityCenter”) (through September 26, 2021)	$—	$—	$128,127
MGP BREIT Venture (through April 29, 2022)	—	51,051	155,817
BetMGM	(90,894)	(234,464)	(211,182)
Other	28,790	23,200	12,061
	$(62,104)	$(160,213)	$84,823

In April 2022, we completed the VICI Transaction pursuant to which the assets and liabilities of MGP were derecognized, which included MGP OP’s investment in the venture that was 50.1% owned by a subsidiary of MGP OP at the time of the transaction (such venture, the “MGP BREIT Venture”).

Non-operating Results

Interest expense

The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total interest incurred	$463,175	$595,692	$800,156
Interest capitalized	(2,882)	(738)	(563)
	$460,293	$594,954	$799,593

Gross interest expense was $463 million in 2023 compared to $596 million in 2022. The decrease from 2022 is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.0 billion 7.75% senior notes in March 2022, the derecognition of MGP OP’s senior notes in connection with the deconsolidation of MGP in April 2022, the repayment of the $1.25 billion 6% senior notes in March 2023, the decrease in the debt outstanding under MGM China’s revolving credit facilities, and repayment of the LeoVegas senior notes in August 2023. See Note 9 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other income, net was $43 million in 2023 compared to $83 million in 2022. Other, net in 2023 was primarily comprised of interest and dividend income of $164 million and foreign currency transaction loss of $106 million. Other, net in 2022 was primarily comprised of interest and dividend income of $96 million and foreign currency transaction loss of $19 million.

Income taxes

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income before income taxes	$1,472,763	$903,799	$1,461,804
Provision for income taxes	(157,839)	(697,068)	(253,415)
Effective income tax rate	10.7%	77.1%	17.3%
Federal, state and foreign income taxes paid, net of refunds	$344,397	$22,955	$43,018

Our effective rate for 2023 was favorably impacted primarily by a decrease in the valuation allowance on foreign tax credit carryforwards resulting from a projected increase in foreign source income and favorably impacted by an increase in Macau income offset by expiring net operating losses from prior years subject to valuation allowances. These changes were partially offset by an increase in incremental U.S. tax on foreign earnings. Our effective rate for 2022 was unfavorably impacted by losses in Macau from which we could not benefit and an increase in state deferred tax liabilities as a result of the New Jersey income tax regulation issuance, partially offset by a decrease in Macau deferred tax liabilities resulting from the acceleration of amortization of the MGM Grand Paradise gaming subconcession and the extension of the exemption from the Macau 12% complementary tax to the end of the year as well as the impact of a decrease in state deferred tax liabilities as a result of the VICI Transaction.

Cash taxes paid increased in 2023 compared to 2022 due to utilization of our remaining overall domestic loss in 2023 prior to fully sheltering 50% of domestic taxable income as well as the payment of taxes in 2023 related to the disposition of The Mirage. In addition, cash taxes paid in 2022 were lower due to approximately $80 million in refunds received mainly from claims related to losses incurred in 2020.

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

Adjusted EBITDAR information is a non-GAAP measure that is a valuation metric, should not be used as an operating metric, and is presented solely as a supplemental disclosure to reported GAAP measures because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a principal basis for the valuation of gaming companies. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends. Also, we believe excluded items may not relate specifically to current trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our properties, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, management excludes rent expense related to triple-net operating leases and ground leases. Management believes excluding rent expense related to triple-net operating leases and ground leases provides useful information to analysts, lenders, financial institutions, and investors when valuing us, as well as comparing our results to other gaming companies, without regard to differences in capital structure and leasing arrangements since the operations of other gaming companies may or may not include triple-net operating leases or ground leases. However, as discussed herein, Adjusted EBITDAR should not be viewed as a measure of overall operating performance, an indicator of our performance, considered in isolation, or construed as an alternative to operating income or net income, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to any other measure determined in accordance with generally accepted accounting principles because this measure is not presented on a GAAP basis and excludes certain expenses, including the rent expense related to our triple-net operating leases and ground leases, and is provided for the limited purposes discussed herein. In addition, other companies in the gaming and hospitality industries that report Adjusted EBITDAR may calculate Adjusted EBITDAR in a different manner and such differences may be material. We have significant uses of cash flows, including capital expenditures, interest payments, taxes, real estate triple-net lease and ground lease payments, and debt principal repayments, which are not reflected in Adjusted EBITDAR. A reconciliation of GAAP net income to Adjusted EBITDAR is included herein.

The following table presents a reconciliation of net income (loss) attributable to MGM Resorts International to Adjusted EBITDAR:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income attributable to MGM Resorts International	$1,142,180	$1,473,093	$1,254,370
Plus: Net income (loss) attributable to noncontrolling interests	172,744	(1,266,362)	(45,981)
Net income	1,314,924	206,731	1,208,389
Provision for income taxes	157,839	697,068	253,415
Income before income taxes	1,472,763	903,799	1,461,804
Non-operating (income) expense
Interest expense, net of amounts capitalized	460,293	594,954	799,593
Non-operating items from unconsolidated affiliates	1,032	23,457	83,243
Other, net	(42,591)	(82,838)	(65,941)
	418,734	535,573	816,895
Operating income	1,891,497	1,439,372	2,278,699
Preopening and start-up expenses	415	1,876	5,094
Property transactions, net	(370,513)	(1,036,997)	(67,736)
Depreciation and amortization	814,128	3,482,050	1,150,610
Gain on REIT transactions, net	—	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	—	(1,562,329)
Triple-net operating lease and ground lease rent expense	2,263,649	1,950,566	833,158
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	(49,755)
Income from unconsolidated affiliates related to real estate ventures	(10,821)	(61,866)	(166,658)
Adjusted EBITDAR	$4,588,355

Guarantor Financial Information

As of December 31, 2023, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that operates MGM Springfield), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

December 31, 2023
Balance Sheet	(In thousands)
Current assets	$3,783,644
Intercompany debt due from non-guarantor subsidiaries	2,516,281
Other long-term assets	28,518,540
Current liabilities	2,235,733
Intercompany debt due to non-guarantor subsidiaries	2,199,888
Other long-term liabilities	28,236,137

Year Ended December 31, 2023
Income Statement	(In thousands)
Net revenues	$10,783,241
Operating income	1,324,609
Intercompany interest income	61,844
Intercompany interest expense	(61,844)
Income before income taxes	1,332,010
Net income	1,161,172
Net income attributable to MGM Resorts International	1,161,172

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by operating activities	$2,690,777	$1,756,462	$1,373,423
Net cash provided by (used in) investing activities	(714,175)	2,118,181	1,543,645
Net cash used in financing activities	(5,004,631)	(3,024,302)	(2,814,095)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $2.7 billion in 2023 compared to $1.8 billion in 2022. The increase from the prior year was due primarily to the increase in Adjusted Property EBITDAR at our Las Vegas Strip Resorts and MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest, partially offset by an increase in triple-net lease rent payments and cash paid for taxes, net.

Investing activities. Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments in new or existing properties, business acquisitions or dispositions, and the timing of maintenance capital expenditures to maintain the quality of our properties. Capital expenditures related to regular investments in our existing properties can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.

Cash used in investing activities was $714 million in 2023 compared to cash provided by investing activities of $2.1 billion in 2022. In 2023, we made payments of $932 million in capital expenditures, as further discussed below, contributed $161 million to unconsolidated affiliates, which primarily consisted of contributions of $109 million to Osaka IR KK and $50 million to BetMGM, paid $122 million to acquire Push Gaming, net of cash acquired, and made $125 million in net short-term investments in debt securities, which were partially offset by proceeds of $447 million related to the sale of the operations of Gold Strike Tunica and proceeds of $153 million related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid. In comparison, in 2022, we received $4.4 billion in net cash proceeds related to the VICI Transaction and $1.1 billion in net cash proceeds related to the sale of the operations of The Mirage, which were partially offset by cash paid of $1.6 billion to acquire The Cosmopolitan, net of cash acquired, cash paid of $279 million in connection with the LeoVegas tender offer, net of cash acquired, cash paid of $183 million to acquire shares of LeoVegas in the open market during the tender offer period, payments of $765 million in capital expenditures, as further discussed below, contributions of $225 million to BetMGM, and $282 million in net short-term investments in debt securities.

Capital Expenditures

In 2023, we made capital expenditures of $932 million, of which $45 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $887 million primarily related to land, information technology, room and restaurant remodels, convention center remodels, and gaming equipment.

In 2022, we made capital expenditures of $765 million, of which $31 million related to MGM China. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $734 million were primarily related to expenditures in information technology, room remodels and convention center remodels.

Financing activities. Cash used in financing activities was $5.0 billion in 2023 compared to $3.0 billion in 2022. In 2023, we had net repayments of debt of $2.4 billion, as further discussed below, paid $2.3 billion for repurchases of our common stock, and distributed $177 million to noncontrolling interest owners. In comparison, in the prior year period, we had net borrowings of debt of $78 million, as further discussed below, distributed $211 million to noncontrolling interest owners, and repurchased $2.8 billion of our common stock.

Borrowings and Repayments of Long-term Debt

In 2023, we had net repayments of debt of $2.4 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity, aggregate net repayments of $1.1 billion on MGM China’s revolving credit facilities, and the early repayment of LeoVegas’s senior notes due 2023 of $36 million. The net repayments of debt were funded with cash on hand.

In 2022, we had net borrowings of debt of $78 million, which consisted of net draws of $40 million on MGP OP’s revolving credit facility, aggregate net borrowings of $1.1 billion on MGM China’s revolving credit facilities to fund an increase in share capital of MGM Grand Paradise pursuant to the capital requirements under the new Macau gaming law and for general corporate purposes, partially offset by the repayment of $1.0 billion of aggregate principal amount of our 7.75% senior notes due 2022 at maturity, and the repayments of $30 million of LeoVegas senior unsecured notes and $40 million of LeoVegas’ revolving credit facility due to change-in-control provisions.

Dividends, Distributions to Noncontrolling Interest Owners and Share Repurchases

In 2023, we paid $2.3 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 13 for further information on the stock repurchases. In connection with those repurchases, the March 2022 $2.0 billion stock repurchase plan was completed. In February 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Additionally, in November 2023, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. The remaining availability under the February 2023 $2.0 billion stock repurchase plan was $183 million and the remaining availability under the November 2023 $2.0 billion stock repurchase plan was $2.0 billion as of December 31, 2023.

In 2022, we repurchased and retired $2.8 billion of our common stock pursuant to our stock repurchase plans. In connection with those repurchases, the February 2020 $3.0 billion stock repurchase plan was completed.

In March 2022, June 2022, September 2022, and December 2022, we paid dividends of $0.0025 per share, totaling $4 million for 2022. During 2022, MGP OP paid $283 million of distributions to its partnership unit holders, of which we received $117 million and MGP received $166 million, which MGP concurrently paid as a dividend to its Class A shareholders.

Other Factors Affecting Liquidity and Anticipated Uses of Cash

We require a certain amount of cash on hand to operate our businesses. In addition to required cash on hand for operations, we utilize corporate cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from the accounts at most of our domestic properties daily into central bank accounts, and excess funds are invested overnight or are used to repay amounts drawn under our revolving credit facilities. In addition, from time to time we may use excess funds to repurchase our outstanding debt and equity securities subject to limitations in our revolving credit facility and Delaware law, as applicable. We have significant outstanding debt, interest payments, rent payments, and contractual obligations in addition to planned capital expenditures and commitments.

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

As of December 31, 2023, we had cash and cash equivalents of $2.9 billion, of which MGM China held $542 million, and we had $6.4 billion in principal amount of indebtedness, including $3.1 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility, and as of December 31, 2023, there was $371 million outstanding under MGM China’s first revolving credit facility. In June 2023, MGM China amended each of its first revolving credit facility and its second revolving credit facility, which extended the maturity date of each facility to May 2026, increased the amount to which MGM China may upsize its second revolving credit facility, removed the requirement for the MGM China first revolving credit facility to be fully drawn prior to utilizing the MGM China second revolving credit facility, and extended the financial covenant waivers through December 31, 2024. The option to increase the amount of the second revolving facility was partially exercised in 2023, as further discussed in Note 9 to the accompanying consolidated financial statements. In February 2024, the Company amended its senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029.

Our expected cash interest payments, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates as of December 31, 2023, for 2024, 2025, and 2026 are approximately $185 million, $140 million, and $95 million, respectively, excluding MGM China, and approximately $360 million, $280 million, and $170 million, respectively, on a consolidated basis, which includes MGM China.

We are also required as of December 31, 2023 to make annual contractual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent. See Note 11 for discussion of our leases and lease obligations.

We have planned capital expenditures in 2024 of approximately $830 million to $860 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $200 million to $250 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2024 that relates to capital projects. Refer to Note 12 for discussion of MGM Grand Paradise’s commitment to investment in gaming and non-gaming projects and the development of international tourist markets as well as other contractual obligations pursuant to its gaming concession.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, reflecting an estimated $1.5 billion of improvements and a $500 million license fee, with the timing of costs dependent upon progress of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project. We currently expect our share to be 306 billion yen (approximately $2.2 billion as of December 31, 2023), which we anticipate funding over the next five years, subject to changes in the progress and scope of the development, the availability and amount of financing to be obtained by Osaka IR KK, and the timing and amount of noncontrolling interest participation. Refer to Note 12 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to December 31, 2023, we repurchased approximately 7 million shares of our common stock for an aggregate amount of $320 million, excluding excise tax. Repurchased shares were retired. In connection with those repurchases, the Company completed its February 2023 $2.0 billion stock repurchase plan.

For additional information related to our long-term obligations, refer to the maturities of long-term debt table in Note 9 and the lease liability maturity table in Note 11.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements as of December 31, 2023.

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

Loss Reserve for Casino Receivables

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. Our other casinos do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. MGM China extends credit to certain in-house VIP gaming customers. We maintain strict controls over the issuance of markers by assessing patrons’ credit worthiness prior to issuing credit and we aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic properties who are not residents of the United States.

We maintain a loss reserve for casino accounts at all of our operating casino properties. Expected credit losses, an operating expense, increases the loss reserve. We regularly evaluate the loss reserve for casino accounts, which involves judgments and assumptions about realizability, current and expected future economic conditions in various geographies, and business conditions. At domestic properties where marker play is not significant, the loss reserve is generally established by applying standard reserve percentages to aged account balances, which is supported by ongoing evaluation of relevant historical analysis and any other known information such as the current economic conditions that could drive losses. At domestic properties where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s current and expected future financial condition, collection history, and current and expected future economic conditions. MGM China specifically analyzes the collectability of casino receivables on an individual basis taking into account the age of the account, the financial condition and the collection history of the customer. Approximately $99 million and $54 million of casino receivables and $29 million and $25 million of the loss reserve for casino receivables relate to MGM China at December 31, 2023 and 2022, respectively.

The following table shows key statistics related to our casino receivables:

	December 31,
	2023	2022
	(In thousands)
Casino receivables	$567,766	$500,986
Loss reserve for casino accounts receivable	112,905	97,929
Loss reserve as a percentage of casino accounts receivable	20%	20%

The loss reserve as a percentage of casino accounts receivable in the current year is consistent with prior year. Because individual customer account balances can be significant, the loss reserve and credit losses can change significantly between periods, as information about a certain customer becomes known or as changes in economic conditions occur. At December 31, 2023, a 100 basis-point change in the loss reserve as a percentage of casino receivables would change income before income taxes by $6 million.

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

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2023 annual impairment tests, we either utilized the option to perform a qualitative (“step zero”) analysis for certain of our indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin or we elected to perform a quantitative analysis and the fair value of such intangibles exceeded their carrying value by a substantial margin. As discussed below, management makes significant judgments and estimates as part of these analyses. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

We review goodwill at least annually and between annual test dates in certain circumstances. None of our reporting units incurred any goodwill impairment charges in 2023. For our 2023 annual impairment tests, we either utilized the option to perform a step zero analysis for certain of our reporting units and concluded it was more likely than not that the fair values of such reporting units exceeded their carrying values by a substantial margin or we elected to perform a quantitative analysis and the fair value of the reporting units exceeded their carrying value by a substantial margin. There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions or events outside of our control. The value of our Empire City reporting unit is dependent upon us obtaining a commercial gaming license and the timing thereof, as well as other assumptions that may change throughout the bidding process as additional information becomes known, which includes the size, scope, and timing of constructing an expanded commercial gaming facility, the potential for and timing of a transaction for the monetization of the improvements and the proceeds and any rent associated with such transaction, and the incremental cash flows generated by the expanded facility, such as license payments and other payments to government entities, gaming tax rates, and forecasted revenue and expenses from operations. While the quantitative impairment analysis performed in 2023 resulted in the fair value of Empire City exceeding its carrying value by a substantial margin based upon the assumptions as of the date of the analysis, any of these assumptions could change materially as a result of new or additional information and, if they do, could result in an impairment of up to the full amount of the reporting unit’s goodwill of $256 million.

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

We recorded a valuation allowance on the net deferred tax assets of our domestic jurisdictions of $1.6 billion and $2.6 billion as of December 31, 2023 and 2022, respectively, and a valuation allowance on certain net deferred tax assets of foreign jurisdictions of $180 million and $245 million as of December 31, 2023 and 2022, respectively. We reassess the realization of deferred tax assets each reporting period. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

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
As of December 31, 2023, variable rate borrowings represented approximately 6% of our total borrowings. The following table provides additional information about our gross long-term debt:

	Debt maturing in							Fair Value December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$750	$1,925	$1,150	$1,425	$750	$1	$6,001	$5,884
Average interest rate	5.4%	6.0%	5.4%	5.1%	4.8%	7.0%	5.4%
Variable rate	$—	$—	$371	$—	$—	$—	$371	$371
Average interest rate	N/A	N/A	8.6%	N/A	N/A	N/A	8.6%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.

MGM China holds U.S. dollar denominated debt, which may cause foreign currency transaction losses. The Macau pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar, however, the current peg rates may not remain at the same level and possible changes to the peg rates may result in severe fluctuations in the exchange rate thereof. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. As of December 31, 2023, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $28 million.

We have U.S. dollar denominated intercompany debt that is held with foreign subsidiaries, which may cause foreign currency transaction losses that do not eliminate in consolidation. As of December 31, 2023, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $22 million.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. As of December 31, 2023, the notional amount of forward contracts was $528 million with a fair value of negative $7 million and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $53 million.

Equity price risk. We have investments in equity securities of publicly traded companies that are subject to equity price volatility. As of December 31, 2023, a 10% adverse change in the quoted market prices would result in an impact to earnings of $44 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

MGM Grand Paradise gaming concession — Refer to Note 7 to the financial statements

Critical Audit Matter Description

Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires. On December 16, 2022, MGM Grand Paradise was awarded a ten-year concession contract to permit the operation of games of chance or other games in casinos in Macau, which commenced on January 1, 2023. MGM Grand Paradise is required, among other things, to pay a fixed annual premium and an annual variable premium based on the number of gaming tables and machines for the term of the gaming concession. Additionally, upon the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the concession term in return for annual payments determined by square meters of the reverted casino areas.

On January 1, 2023, MGM Grand Paradise recorded an intangible asset of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments related to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments as of January 1, 2023.

We identified the recording of an intangible asset and a corresponding liability for the MGM Grand Paradise gaming concession as a critical audit matter because assessment of the applicable accounting guidance, the determination of which fixed and variable annual premium payments represented unconditional obligations, and the determination of the present value of such payments (including the selection of the discount rate) involved challenging, subjective, and complex judgments. Therefore, auditing this matter, involved a higher degree of auditor judgment and subjectivity, including the involvement of specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recording of an intangible asset and a corresponding liability for the MGM Grand Paradise gaming concession included the following, among others:

•We tested the effectiveness of the controls over management’s assessment of the accounting and recording of the MGM Grand Paradise gaming concession intangible asset and corresponding liability, including management’s identification of which fixed and variable annual premium payments represented unconditional obligations, and the determination of the initial value of the intangible asset and corresponding liability, including the selection of the discount rate.

•We inspected the concession contract and the other underlying agreements related to the MGM Grand Paradise gaming concession. With the assistance of professionals in our firm having expertise in accounting for intangible assets, we evaluated the reasonableness of management’s accounting and judgments used by management to determine whether the recording of an intangible asset and a corresponding liability was appropriate for the MGM Grand Paradise gaming concession, and the identification of which fixed and variable annual premium payments represented unconditional obligations.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s selected discount rate by:

◦Testing the market-based source information underlying the determination of the discount rate and the mathematical accuracy of the discount rate calculations.

◦Developing an independent estimate and comparing it to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2024

We have served as the Company's auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$2,927,833	$5,911,893
Accounts receivable, net	929,135	852,149
Inventories	141,678	126,065
Income tax receivable	141,444	73,016
Prepaid expenses and other	770,503	583,132
Assets held for sale	—	608,437
Total current assets	4,910,593	8,154,692

Property and equipment, net	5,449,544	5,223,928

Other assets
Investments in and advances to unconsolidated affiliates	240,803	173,039
Goodwill	5,165,694	5,029,312
Other intangible assets, net	1,724,582	1,551,252
Operating lease right-of-use assets, net	24,027,465	24,530,929
Other long-term assets, net	849,867	1,029,054
Total other assets	32,008,411	32,313,586
	$42,368,548	$45,692,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$461,718	$369,817
Current portion of long-term debt	—	1,286,473
Accrued interest on long-term debt	60,173	83,451
Other accrued liabilities	2,604,177	2,236,323
Liabilities related to assets held for sale	—	539,828
Total current liabilities	3,126,068	4,515,892

Deferred income taxes, net	2,860,997	2,969,443
Long-term debt, net	6,343,810	7,432,817
Operating lease liabilities	25,127,464	25,149,299
Other long-term obligations	542,708	256,282
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	33,356	158,350
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 326,550,141 and 379,087,524 shares	3,266	3,791
Capital in excess of par value	—	—
Retained earnings	3,664,008	4,794,239
Accumulated other comprehensive income	143,896	33,499
Total MGM Resorts International stockholders' equity	3,811,170	4,831,529
Noncontrolling interests	522,975	378,594
Total stockholders' equity	4,334,145	5,210,123
	$42,368,548	$45,692,206

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Casino	$8,087,917	$5,734,173	$5,362,912
Rooms	3,500,926	3,057,145	1,690,037
Food and beverage	2,891,483	2,604,238	1,391,605
Entertainment, retail and other	1,638,183	1,686,236	1,009,503
Reimbursed costs	45,740	45,693	226,083
	16,164,249	13,127,485	9,680,140
Expenses
Casino	4,316,547	2,746,576	2,551,169
Rooms	1,017,650	937,272	600,942
Food and beverage	2,153,795	1,905,625	1,034,780
Entertainment, retail and other	1,019,830	1,017,817	617,635
Reimbursed costs	45,740	45,693	226,083
General and administrative	4,700,657	4,226,617	2,507,239
Corporate expense	512,399	479,118	422,777
Preopening and start-up expenses	415	1,876	5,094
Property transactions, net	(370,513)	(1,036,997)	(67,736)
Gain on REIT transactions, net	—	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	—	(1,562,329)
Depreciation and amortization	814,128	3,482,050	1,150,610
	14,210,648	11,527,900	7,486,264
Income (loss) from unconsolidated affiliates	(62,104)	(160,213)	84,823
Operating income	1,891,497	1,439,372	2,278,699
Non-operating income (expense)
Interest expense, net of amounts capitalized	(460,293)	(594,954)	(799,593)
Non-operating items from unconsolidated affiliates	(1,032)	(23,457)	(83,243)
Other, net	42,591	82,838	65,941
	(418,734)	(535,573)	(816,895)
Income before income taxes	1,472,763	903,799	1,461,804
Provision for income taxes	(157,839)	(697,068)	(253,415)
Net income	1,314,924	206,731	1,208,389
Less: Net (income) loss attributable to noncontrolling interests	(172,744)	1,266,362	45,981
Net income attributable to MGM Resorts International	$1,142,180	$1,473,093	$1,254,370

Earnings per share
Basic	$3.22	$3.52	$2.44
Diluted	$3.19	$3.49	$2.41
Weighted average common shares outstanding
Basic	354,926	409,201	481,930
Diluted	358,627	412,993	487,356

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,314,924	$206,731	$1,208,389
Other comprehensive income, net of tax:
Foreign currency translation	109,278	27,336	(24,655)
Cash flow hedges	—	37,692	34,788
Other	936	—	—
Other comprehensive income	110,214	65,028	10,133
Comprehensive income	1,425,138	271,759	1,218,522
Less: Comprehensive (income) loss attributable to noncontrolling interests	(172,562)	1,249,085	35,700
Comprehensive income attributable to MGM Resorts International	$1,252,576	$1,520,844	$1,254,222

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$1,314,924	$206,731	$1,208,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814,128	3,482,050	1,150,610
Amortization of debt discounts, premiums and issuance costs	27,844	32,769	40,328
Loss on early retirement of debt	—	—	37
Provision for credit losses	48,984	22,738	21,852
Stock-based compensation	73,607	71,296	65,183
Property transactions, net	(370,513)	(1,036,997)	(67,736)
Foreign currency transaction loss	106,428	19,081	12,551
Gain on REIT transactions, net	—	(2,277,747)	—
Gain on consolidation of CityCenter, net	—	—	(1,562,329)
Noncash lease expense	516,120	437,603	188,917
Other investment losses (gains)	1,112	(12,430)	(28,417)
Loss (income) from unconsolidated affiliates	63,136	183,670	(1,580)
Distributions from unconsolidated affiliates	20,121	37,435	99,370
Deferred income taxes	(117,278)	496,189	241,947
Change in operating assets and liabilities:
Accounts receivable	(132,288)	(211,687)	(236,182)
Inventories	(15,524)	(26,627)	3,107
Income taxes receivable and payable, net	(58,493)	197,097	(30,444)
Prepaid expenses and other	(50,875)	(14,424)	(36,608)
Accounts payable and accrued liabilities	410,131	183,839	442,626
Other	39,213	(34,124)	(138,198)
Net cash provided by operating activities	2,690,777	1,756,462	1,373,423
Cash flows from investing activities
Capital expenditures	(931,813)	(765,067)	(490,697)
Dispositions of property and equipment	5,431	112,019	106,600
Proceeds from sale of operating resorts	460,392	1,054,313	—
Proceeds from repayment of principal on note receivable	152,518	—	—
Proceeds from real estate transactions	—	4,373,820	3,888,431
Acquisitions, net of cash acquired	(122,058)	(1,889,118)	(1,789,604)
Investments in unconsolidated affiliates	(161,040)	(254,786)	(226,889)
Distributions from unconsolidated affiliates	8,342	10,361	9,694
Investments and other	(125,947)	(523,361)	46,110
Net cash provided by (used in) investing activities	(714,175)	2,118,181	1,543,645
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(1,097,306)	1,148,276	(2,096,217)
Issuance of long-term debt	—	—	749,775
Repayment of long-term debt	(1,285,600)	(1,070,340)	—
Debt issuance costs	(21,535)	(1,367)	(18,726)
Issuance of MGM Growth Properties Class A shares, net	—	—	792,851
Dividends paid to common shareholders	—	(4,048)	(4,789)
Distributions to noncontrolling interest owners	(177,093)	(210,699)	(324,190)
Repurchases of common stock	(2,291,917)	(2,775,217)	(1,753,509)
Other	(131,180)	(110,907)	(159,290)
Net cash used in financing activities	(5,004,631)	(3,024,302)	(2,814,095)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(19,401)	8,926	(1,551)
Change in cash and cash equivalents classified as assets held for sale	25,938	(25,938)	—
Cash, cash equivalents, and restricted cash
Net change for the period	(3,021,492)	833,329	101,422
Balance, beginning of period	6,036,388	5,203,059	5,101,637
Balance, end of period	$3,014,896	$6,036,388	$5,203,059
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$452,160	$573,629	$705,680
Federal, state and foreign income taxes paid, net	344,397	22,955	43,018
Non-cash financing activities
MGM Grand Paradise gaming concession intangible asset	$226,083	$—	$—
MGM Grand Paradise gaming concession long-term obligation	226,083	—	—
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2023, 2022 and 2021
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Par Value
Balances, January 1, 2021	494,318	$4,943	$3,439,453	$3,091,007	$(30,677)	$6,504,726	$4,675,182	$11,179,908
Net income (loss)	—	—	—	1,254,370	—	1,254,370	(55,793)	1,198,577
Currency translation adjustment	—	—	—	—	(13,871)	(13,871)	(10,784)	(24,655)
Cash flow hedges	—	—	—	—	13,723	13,723	21,065	34,788
Stock-based compensation	—	—	59,492	—	—	59,492	5,691	65,183
Issuance of common stock pursuant to stock-based compensation awards	2,574	25	(44,543)	—	—	(44,518)	—	(44,518)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(250,910)	(250,910)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,789)	—	(4,789)	—	(4,789)
MGP dividend payable to Class A shareholders	—	—	—	—	—	—	(82,294)	(82,294)
Repurchases of common stock	(43,088)	(430)	(1,753,079)	—	—	(1,753,509)	—	(1,753,509)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(78,298)	—	—	(78,298)	—	(78,298)
MGP Class A share issuance	—	—	99,934	—	3,240	103,174	656,361	759,535
Redemption of MGP OP units	—	—	171,332	—	5,327	176,659	(227,487)	(50,828)
MGM Springfield transaction	—	—	(133,844)	—	—	(133,844)	172,749	38,905
Other	—	—	(10,312)	—	(2,358)	(12,670)	2,341	(10,329)
Balances, December 31, 2021	453,804	4,538	1,750,135	4,340,588	(24,616)	6,070,645	4,906,121	10,976,766
Net income (loss)	—	—	—	1,473,093	—	1,473,093	(1,275,865)	197,228
Currency translation adjustment	—	—	—	—	34,268	34,268	(6,932)	27,336
Cash flow hedges	—	—	—	—	13,483	13,483	24,209	37,692
Stock-based compensation	—	—	65,700	—	—	65,700	5,596	71,296
Issuance of common stock pursuant to stock-based compensation awards	1,688	17	(27,042)	—	—	(27,025)	—	(27,025)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(95,622)	(95,622)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,048)	—	(4,048)	—	(4,048)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(76,404)	(764)	(1,759,059)	(1,015,394)	—	(2,775,217)	—	(2,775,217)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(31,888)	—	—	(31,888)	—	(31,888)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	213	—	(720)	(507)	5,611	5,104
Balances, December 31, 2022	379,088	3,791	—	4,794,239	33,499	4,831,529	378,594	5,210,123
Net income	—	—	—	1,142,180	—	1,142,180	172,131	1,314,311
Currency translation adjustment	—	—	—	—	109,461	109,461	(183)	109,278
Stock-based compensation	—	—	70,775	—	—	70,775	2,676	73,451
Issuance of common stock pursuant to stock-based compensation awards	1,787	18	(22,529)	(9,318)	—	(31,829)	—	(31,829)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(29,566)	(29,566)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(54,325)	(543)	(50,332)	(2,263,093)	—	(2,313,968)	—	(2,313,968)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	2,129	—	—	2,129	—	2,129
Other	—	—	(1,744)	—	936	(808)	(677)	(1,485)
Balances, December 31, 2023	326,550	$3,266	$—	$3,664,008	$143,896	$3,811,170	$522,975	$4,334,145

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

As of December 31, 2023, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, as further discussed in Note 11.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (“LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. The Company also has a 50% ownership interest in Osaka IR KK, an unconsolidated affiliate, which plans to develop an integrated resort in Osaka, Japan.

Reportable segments. The Company has three reportable segments: Las Vegas Strip Resorts, Regional Operations and MGM China. See Note 17 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio BREIT Venture (as defined in Note 11) and Osaka IR KK are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825, and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $435 million and $461 million as of December 31, 2023 and 2022, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the year ended December 31, 2023, the Company recorded a net loss on its equity investments of $26 million. For the years ended December 31, 2022 and 2021, the Company recorded a net gain on its equity investments of $10 million and $28 million, respectively.

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

The following tables present information regarding the Company’s debt investments:

	Fair value level	December 31,
		2023	2022
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$18,828	$12,009
Commercial paper	Level 2	—	5,992
Cash and cash equivalents		18,828	18,001
Short-term investments:
U.S. government securities	Level 1	37,805	56,835
U.S. agency securities	Level 2	9,804	9,530
Commercial paper and certificates of deposit	Level 2	—	4,466
Corporate bonds	Level 2	364,926	213,875
Asset backed securities	Level 2	7,170	—
Short-term investments		419,705	284,706
Total debt investments		$438,533	$302,707

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million and $124 million as of December 31, 2023 and 2022, respectively, securing the bank guarantees discussed in Note 12 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2023 and 2022.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino receivables. The Company issues credit following assessments of creditworthiness. At December 31, 2023 and 2022, approximately 54% and 52%, respectively, of the Company’s gross accounts receivable related to casino receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2023, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

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

In connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022 as further discussed in Note 7, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which is now the legal owner of the reverted gaming assets. On January 1, 2023 and in connection with the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the gaming concession in return for annual payments. As the Company will continue to operate the gaming assets in the same manner as under the gaming subconcession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of assets for the economic life of the assets, the Company will continue to recognize the reverted gaming assets within “Property and equipment” and depreciate the assets over their remaining estimated useful lives.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Indefinite-lived intangibles consist of trademarks and certain of our gaming licenses. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2023, 2022, and 2021.

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

Other intangible assets that have a finite life, including gaming rights in certain jurisdictions where the nature or extent of the renewal process is uncertain, customer lists, and technology, are amortized on a straight-line basis over their estimated useful lives. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing for impairment, the Company compares the estimated undiscounted cash flows of the asset group to its carrying value. If the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land in December 2019 was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment. As of December 31, 2022, the carrying value of the note receivable was $167 million and was recorded within “Other long-term assets, net” on the consolidated balance sheets.

Accounts payable. As of December 31, 2023 and 2022, the Company had accrued $84 million and $80 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2023	2022	2023	2022	2023	2022
	(In thousands)
Balance at January 1	$185,669	$176,219	$183,602	$144,465	$816,376	$640,001
Balance at December 31	211,606	185,669	201,973	183,602	766,226	816,376
Increase / (decrease)	$25,937	$9,450	$18,371	$39,137	$(50,150)	$176,375

The December 31, 2022 balances exclude liabilities related to assets held for sale. See Note 4.

Reimbursed cost. Costs reimbursed pursuant to management services are recognized as revenue in the period it incurs the costs as this reflects when the Company performs its related performance obligation and is entitled to reimbursement. Reimbursed costs in 2021 related primarily to the Company’s management of CityCenter (such management agreement was terminated upon the acquisition of CityCenter in September 2021).

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

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third-party tenants include $78 million, $72 million and $43 million recorded within food and beverage revenue for 2023, 2022 and 2021, respectively, and $114 million, $118 million and $85 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $299 million, $235 million and $121 million for 2023, 2022 and 2021, respectively.

Corporate expense. Corporate expense represents unallocated payroll, professional fees and various other expenses not directly related to the Company’s property operations. In addition, corporate expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred.

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

During 2023, 2022, and 2021, the Company purchased $138 million, $21 million, and $1 million of interests from its redeemable noncontrolling interest parties, respectively.

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

	Year Ended December 31,
	2023	2022	2021
Numerator:	(In thousands)
Net income attributable to MGM Resorts International	$1,142,180	$1,473,093	$1,254,370
Adjustment related to redeemable noncontrolling interests	2,128	(31,888)	(78,298)
Net income available to common stockholders - basic and diluted	$1,144,308	$1,441,205	$1,176,072
Denominator:
Weighted-average common shares outstanding - basic	354,926	409,201	481,930
Potential dilution from stock-based awards	3,701	3,792	5,426
Weighted-average common and common equivalent shares - diluted	358,627	412,993	487,356
Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	353	603	198

Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency transaction gain or loss from remeasurements are recorded to other non-operating income (expense).

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

Recently issued accounting standards. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”), which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 provides for improved financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures,” (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Casino	$567,766	$500,986
Hotel	301,833	273,327
Other	190,012	191,102
	1,059,611	965,415
Less: Loss reserves	(130,476)	(113,266)
	$929,135	$852,149

Loss reserves consisted of the following:

	Balance at Beginning of Period	Expected Credit Losses	Write-offs, Net of Recoveries	Balance at End of Period
Loss reserves:	(In thousands)
Year Ended December 31, 2023	$113,266	$48,984	$(31,774)	$130,476
Year Ended December 31, 2022	128,348	22,738	(37,820)	113,266
Year Ended December 31, 2021	$126,589	$21,852	$(20,093)	$128,348

NOTE 4 — ACQUISITIONS AND DIVESTITURES

Push Gaming acquisition. On August 31, 2023, LeoVegas acquired 86% of digital gaming developer, Push Gaming Holding Limited (“Push Gaming”) for total consideration of $145 million, which was preliminarily allocated, as of December 31, 2023, to $126 million of goodwill and $40 million of amortizable intangible assets.

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
$555,695

The operating results for LeoVegas are included in the consolidated statements of operations from the date of acquisition. LeoVegas’s net revenue, operating loss, and net loss for the period from September 7, 2022 through December 31, 2022 were $133 million, $13 million, and $15 million, respectively.

The Cosmopolitan acquisition. On May 17, 2022, the Company acquired 100% of the equity interests in the entities that own the operations of The Cosmopolitan for cash consideration of $1.625 billion plus working capital adjustments for a total purchase price of approximately $1.7 billion. The acquisition expanded the Company’s customer base and provided a greater depth of choices and experiences for guests in Las Vegas.

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
$1,690,486

The operating results for The Cosmopolitan are included in the consolidated statements of operations from the date of acquisition. The Cosmopolitan’s net revenue, operating income, and net income for the period from May 17, 2022 through December 31, 2022 were $783 million, $117 million and $117 million, respectively.

CityCenter acquisition. On September 27, 2021, the Company acquired the 50% ownership interest in the holding company of Aria and Vdara, CityCenter Holdings, LLC (“CityCenter”), from Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, for cash consideration of $2.125 billion. Prior to the acquisition, the Company held a 50% ownership interest, which was accounted for under the equity method. Through the acquisition, the Company obtained 100% of the equity interests and, therefore, consolidated CityCenter as of September 27, 2021. The fair value of the equity interests was determined by the transaction price and equaled $4.25 billion. The carrying value of the Company’s equity method investment was less than its share of the fair value of CityCenter at the acquisition date, resulting in a net gain of $1.6 billion upon consolidation, which was recognized as “Gain on consolidation of CityCenter, net” on the consolidated statements of operations.

On September 28, 2021, the Company sold the real estate assets of Aria and Vdara for cash consideration of $3.89 billion and entered into a lease agreement pursuant to which the Company leases back the real property. See Note 11 for discussion of the lease.

CityCenter’s net revenue, operating income, and net income for the period from September 27, 2021 through December 31, 2021 were $367 million, $69 million, and $68 million, respectively.

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

On April 29, 2022, VICI Properties, Inc. (“VICI”) acquired MGP in a stock-for-stock transaction (such transaction, the “VICI Transaction”). MGP Class A shareholders received 1.366 shares of newly issued VICI stock in exchange for each MGP Class A share outstanding and the Company received 1.366 units of VICI OP in exchange for each MGP OP unit held by the Company. The fixed exchange ratio represents an agreed upon price of $43 per share of MGP Class A share to the five-day volume weighted average price of VICI stock as of the close of business on July 30, 2021. In connection with the exchange, VICI OP redeemed the majority of the Company’s VICI OP units for cash consideration of $4.4 billion, with the Company retaining an approximate 1% ownership interest in VICI OP that had a fair value of approximately $375 million. MGP’s Class B share that was held by the Company was cancelled. Accordingly, the Company no longer held a controlling interest in MGP and deconsolidated MGP upon the closing of the transactions. Further, the Company entered into an amended and restated master lease with VICI as discussed in Note 11. The Mandalay Bay and MGM Grand Las Vegas lease remained unchanged.

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

The operations of The Mirage were not classified as discontinued operations because the Company concluded that the sale was not a strategic shift that had a major effect on the Company’s operations or its financial results and it did not represent a major geographic segment or product line.

Gold Strike Tunica. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC, a subsidiary of Cherokee Nation Business, for cash consideration of $450 million, or $474 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The Company recognized a $399 million gain recorded within “Property transactions, net.” The gain reflects the net cash consideration less the net carrying value of the assets and liabilities derecognized of $75 million.

The operations of Gold Strike Tunica were not classified as discontinued operations because the Company concluded that the sale was not a strategic shift that had a major effect on the Company’s operations or its financial results and it did not represent a major geographic segment or product line.

The major classes of assets and liabilities derecognized in connection with the VICI and The Mirage transactions in 2022 and the Gold Strike Tunica transaction in 2023 are as follows:

	VICI Transaction	The Mirage	Gold Strike Tunica
	(In thousands)
Cash and cash equivalents	$25,387	$26,230	$26,911
Accounts receivable, net	—	22,062	2,466
Inventories	—	6,783	1,087
Income tax receivable	5,486	—	—
Prepaid expenses and other	128	5,520	1,522
Property and equipment, net	9,250,519	26,724	21,300
Investments in and advances to unconsolidated affiliates	817,901	—	—
Goodwill	—	10,249	40,523
Other intangible assets, net	—	3,095	5,700
Operating lease right-of-use assets, net	236,255	1,316,086	507,231
Other long-term assets, net	3,991	5,377	1,251
Total assets	$10,339,667	$1,422,126	$607,991
Accounts payable	$1,136	$4,740	$1,657
Accrued interest on long-term debt	68,150	—	—
Other accrued liabilities	4,057	56,256	13,778
Deferred income taxes, net	1,284	—	—
Long-term debt, net	4,259,473	—	—
Operating lease liabilities	336,689	1,327,571	516,136
Other long-term obligations	—	5,554	1,707
Total liabilities	$4,670,789	$1,394,121	$533,278

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Land	$489,710	$438,954
Buildings, building improvements and land improvements	4,910,701	4,513,319
Furniture, fixtures and equipment	4,633,734	4,386,745
Construction in progress	506,242	647,256
	10,540,387	9,986,274
Less: Accumulated depreciation	(5,176,626)	(4,912,917)
Finance lease ROU assets, net	85,783	150,571
	$5,449,544	$5,223,928

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	December 31,
	2023	2022
	(In thousands)
BetMGM (50%)	$—	$31,760
Other	240,803	141,279
	$240,803	$173,039

The Company’s share of losses of BetMGM in excess of its equity method investment balance is $5 million as of December 31, 2023.

The Company recorded its share of income (loss) from unconsolidated affiliates, including adjustments for basis differences, as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income (loss) from unconsolidated affiliates	$(62,104)	$(160,213)	$84,823
Non-operating items from unconsolidated affiliates	(1,032)	(23,457)	(83,243)
	$(63,136)	$(183,670)	$1,580

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CityCenter (through September 26, 2021)	$—	$—	$128,127
MGP BREIT Venture (through April 29, 2022)	—	51,051	155,817
BetMGM	(90,894)	(234,464)	(211,182)
Other	28,790	23,200	12,061
	$(62,104)	$(160,213)	$84,823

Refer to Note 4 for discussion of the acquisition and consolidation of CityCenter in September 2021. In connection with the VICI Transaction in April 2022, the Company deconsolidated MGP, and, accordingly, derecognized the assets and liabilities of MGP, which included MGP OP’s investment in MGP BREIT Venture.

MGP BREIT Venture distributions. During the years ended December 31, 2022, and 2021, MGP OP received $32 million and $94 million, respectively, in distributions from MGP BREIT Venture.

BetMGM contributions. During the years ended December 31, 2023, 2022, and 2021, the Company contributed $50 million, $225 million, and $225 million to BetMGM, respectively.

CityCenter sale of Harmon land. In June 2021, CityCenter closed the sale of its Harmon land for $80 million on which it recorded a $30 million gain. The Company correspondingly recorded a $50 million gain, which included $15 million of its 50% share of the gain recorded by CityCenter and $35 million representing the reversal of certain basis differences.

Other. During the year ended December 31, 2021, the Company recognized other-than-temporary impairment charges of $22 million within “Property transactions, net” in the consolidated statements of operations related to investments in unconsolidated affiliates previously classified within “Other” in the “Investments in and advances to unconsolidated affiliates” table above.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Goodwill	$5,165,694	$5,029,312

Indefinite-lived intangible assets:
Trademarks	$759,468	$754,431
Gaming rights and other	382,235	385,060
Total indefinite-lived intangible assets	1,141,703	1,139,491
Finite-lived intangible assets:
MGM Grand Paradise gaming subconcession	—	4,519,486
Less: Accumulated amortization	—	(4,519,486)
	—	—
Customer lists	306,627	283,232
Less: Accumulated amortization	(107,082)	(60,055)
	199,545	223,177
Gaming rights	333,191	106,600
Less: Accumulated amortization	(63,086)	(33,316)
	270,105	73,284
Technology and other	154,469	129,061
Less: Accumulated amortization	(41,240)	(13,761)
	113,229	115,300
Total finite-lived intangible assets, net	582,879	411,761
Total other intangible assets, net	$1,724,582	$1,551,252

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2023
	Balance at January 1	Acquisitions/Divestitures	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$—	$2,707,009
Regional Operations	660,940	—	—	—	660,940
MGM China	1,350,878	—	—	(1,522)	1,349,356
Corporate and other	310,485	125,612	—	12,292	448,389
	$5,029,312	$125,612	$—	$10,770	$5,165,694

	2022
	Balance at January 1	Acquisitions	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$1,427,790	$1,279,219	$—	$—	$2,707,009
Regional Operations	701,463	—	(40,523)	—	660,940
MGM China	1,351,744	—	—	(866)	1,350,878
Corporate and other	—	288,367	—	22,118	310,485
	$3,480,997	$1,567,586	$(40,523)	$21,252	$5,029,312

Refer to Note 4 for discussion on acquisitions, divestitures, and assets held for sale (reclassifications).

MGM Grand Paradise gaming subconcession and gaming concession. Pursuant to the agreement dated April 19, 2005 between MGM Grand Paradise and SJM Resorts S.A. (formerly Sociedade de Jogos de Macau, S.A.), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period commencing on April 20, 2005 through March 31, 2020. Pursuant to the then-existing Macau gaming law, upon reaching the maximum duration foreseen in the law (up to a maximum term of 20 years), the term of the concessions may be extended one or more times by order of the Chief Executive, which period may not exceed, in total, 5 years. In 2019, MGM Grand Paradise’s subconcession term was extended from March 31, 2020 to June 26, 2022, consistent with the expiration of the other concessionaires and subconcessionaires. On June 23, 2022, MGM Grand Paradise entered into an addendum to its subconcession pursuant to which its gaming subconcession was extended to December 31, 2022. In connection with the extension, MGM Grand Paradise paid the Macau government MOP 47 million (approximately $6 million).

In June 2022, new Macau gaming law was enacted under which the existing subconcessions were discontinued and a maximum of six concessions were to be awarded for a term to be specified in the concession contract that may not exceed 10 years and which may be extended by three years under certain exceptional circumstances. The enactment of the new gaming law preceded the public tender for the awarding of new gaming concessions. On December 16, 2022, MGM Grand Paradise was awarded a ten-year concession contract to permit the operation of games of chance or other games in casinos in Macau which commenced on January 1, 2023.

As the enactment of the new Macau gaming law in June 2022 provided for material changes to the legal form of gaming concessions in Macau, including discontinuing and prohibiting gaming subconcessions subsequent to their expiration, and also included material changes to the rights and obligations provided for under the new gaming concessions, the Company determined that the MGM Grand Paradise gaming subconcession and new gaming concession are two separate units of account.

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

Pursuant to the gaming concession contract, MGM Grand Paradise is required, among other things, to pay a fixed annual premium and an annual variable premium based on the number of gaming tables and machines for the term of the gaming concession. Additionally, in connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which became the legal owner of the reverted gaming assets. Upon the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the concession term in return for annual payments determined by square meters of the reverted casino areas.

Accordingly, upon commencement of the gaming concession contract on January 1, 2023, MGM Grand Paradise recorded an intangible asset, included within “Gaming rights” above, of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments relating to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. The current portion of $7 million and noncurrent portion of $214 million of the remaining liability was recorded within “Other accrued liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheets as of December 31, 2023. The gaming concession intangible asset is being amortized on a straight-line basis over the ten-year term of the gaming concession contract. The fully amortized gaming subconcession intangible asset was derecognized upon the expiration of the gaming subconcession and corresponding commencement of the gaming concession contract.

Amortization expense. Amortization expense related to intangible assets was $103 million, $2.7 billion and $197 million for 2023, 2022, and 2021, respectively. As of December 31, 2023, estimated future amortization is as follows:

Years ending December 31,	(In thousands)
2024	$106,484
2025	104,587
2026	102,212
2027	83,819
2028	48,389
Thereafter	137,388
$582,879

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$211,606	$185,669
Loyalty program obligations	201,973	183,602
Casino front money	249,877	265,565
Advance deposits and ticket sales	316,345	346,651
Unpaid wagers and other	200,004	204,160
Other accrued liabilities:
Payroll and related	628,158	478,051
Taxes, other than income taxes	390,890	211,756
Operating lease liabilities - current (Refer to Note 11)	74,988	53,981
Finance lease liabilities - current (Refer to Note 11)	9,166	72,420
Other	321,170	234,468
	$2,604,177	$2,236,323

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2023	2022
	(In thousands)
MGM China first revolving credit facility	$371,300	$1,249,744
MGM China second revolving credit facility	—	224,313
LeoVegas senior notes, due 2023	—	36,580
6% senior notes, due 2023	—	1,250,000
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7% debentures, due 2036	552	552
	6,371,852	8,761,189
Less: Premiums, discounts, and unamortized debt issuance costs, net	(28,042)	(41,899)
	6,343,810	8,719,290
Less: Current portion	—	(1,286,473)
	$6,343,810	$7,432,817

MGM China's senior notes due within one year of the December 31, 2023 balance sheet were classified as long-term as MGM China has both the intent and ability to refinance the current maturities on a long-term basis.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total interest incurred	$463,175	$595,692	$800,156
Interest capitalized	(2,882)	(738)	(563)
	$460,293	$594,954	$799,593

Senior secured credit facility. In November 2021, the Company terminated its previous revolving facility and entered into a new $1.675 billion revolving credit facility maturing in November 2026. The revolving credit facility bears interest of SOFR plus 1.50% to 2.25% determined by reference to a rent adjusted total net leverage ratio pricing grid. At December 31, 2023, no amounts were drawn.

The Company's senior secured credit facility is guaranteed by each of the Company’s existing direct and indirect wholly-owned material domestic restricted subsidiaries, subject to certain exclusions. The senior secured credit facility is secured by a pledge of the equity in certain of the Company's domestic operating properties. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, subject to certain exceptions. The Company’s senior secured credit facility also contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at December 31, 2023.

In February 2024, the Company amended its senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029.

MGP OP senior secured credit facility. In April 2022, MGP OP senior secured credit facility was derecognized in connection with the deconsolidation of MGP as a result of the VICI Transaction.

MGP OP was party to interest rate swaps to mitigate the effects of interest rate volatility inherent in its variable rate debt as well as forecasted debt issuances. In March 2022, MGP OP terminated its interest rate swap agreements.

MGM China first revolving credit facility. At December 31, 2023, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.2 billion) unsecured revolving credit facility. The MGM China first revolving credit facility bears interest at a fluctuating rate per annum based on Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. At December 31, 2023, the weighted average interest rate was 8.57%. In June 2023, MGM China amended its first revolving credit agreement, which extended the maturity date to May 2026.
The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. Due to the impact of the novel 2019 coronavirus (“COVID-19”), in February 2021, MGM China amended its first revolving credit agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. In February 2022, MGM China further amended its first revolving credit facility to extend the financial covenant waivers through its previous maturity in May 2024. In connection with the June 2023 amendment, the financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at December 31, 2023.
MGM China second revolving credit facility. At December 31, 2023, the MGM China second revolving credit facility consisted of a HK$4.6 billion (approximately $588 million) unsecured revolving credit facility with an option to increase the amount of the facility up to HK$5.85 billion (approximately $749 million) subject to certain conditions. The option to increase the amount of the facility was partially exercised in August 2023, increasing the facility by HK$205 million (approximately $26 million); in October 2023, increasing the facility by HK$1.17 billion (approximately $150 million); and in December 2023, increasing the facility by HK$100 million (approximately $13 million). At December 31, 2023, no amounts were drawn on the MGM China second revolving credit facility.
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

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In February 2021, MGM China amended its second credit facility agreement to provide for a waiver of its maximum leverage ratio and its minimum interest coverage ratio through the fourth quarter of 2022. In February 2022, MGM China further amended its second revolving credit facility to extend the financial covenant waivers through its previous maturity in May 2024. In connection with the June 2023 amendment, the financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at December 31, 2023.

LeoVegas revolving credit facility. Upon the Company’s acquisition of LeoVegas, the LeoVegas revolving credit facility consisted of a €40 million revolving facility, which was fully drawn. The LeoVegas revolving credit facility contained a change-of-control provision which required repayment of the facility within 60 days following a change-of-control event. As the Company’s acquisition of LeoVegas triggered the change-of-control provision, the revolving credit facility was fully repaid in November 2022.

CityCenter senior credit facility. In connection with the CityCenter acquisition in 2021, the Company assumed $1.7 billion of CityCenter's indebtedness, which was repaid and extinguished in September 2021 with cash on hand.

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

LeoVegas senior notes. Upon the Company’s acquisition of LeoVegas in 2022, LeoVegas had senior unsecured notes of SEK 700 million (approximately $65 million) in aggregate principal outstanding with an option to increase the issuance to SEK 800 million (approximately $74 million). The senior unsecured notes contained change-of-control provisions which provided for the holders to request that all or a portion of the principal amount held be repurchased at a price of 101%, together with accrued interest, during a period following notice. In connection with the change-of-control provisions, an aggregate of SEK 319 million (approximately $30 million) of senior unsecured notes were repurchased in November and December 2022. In August 2023, LeoVegas repaid its remaining outstanding senior unsecured notes totaling SEK 382 million (approximately $36 million).

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2023 are as follows:

Year ending December 31,	(In thousands)
2024	$750,000
2025	1,925,000
2026	1,521,300
2027	1,425,000
2028	750,000
Thereafter	552
$6,371,852

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.3 billion and $8.4 billion at December 31, 2023 and 2022, respectively.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Domestic operations	$1,214,888	$4,251,418	$2,094,324
Foreign operations	257,875	(3,347,619)	(632,520)
	$1,472,763	$903,799	$1,461,804

The benefit (provision) for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal:	(In thousands)
Current	$(259,128)	$(206,426)	$(8,984)
Deferred (excluding separate components)	(48,363)	(678,371)	(189,657)
Deferred – valuation allowance change	153,768	5,346	(14,967)
Other noncurrent	10,969	18,326	(14,262)
Provision for federal income taxes	(142,754)	(861,125)	(227,870)
State:
Current	(24,931)	(10,389)	5
Deferred (excluding separate components)	11,206	(33,878)	(28,068)
Deferred – operating loss carryforward	(12,219)	(15,442)	(27,936)
Deferred – valuation allowance change	(2,140)	(2,345)	(601)
Other noncurrent	—	—	13,260
Provision for state income taxes	(28,084)	(62,054)	(43,340)
Foreign:
Current	223	(2,259)	(3,717)
Deferred (excluding separate components)	5,611	311,614	8,943
Deferred – operating loss carryforward	(57,485)	6,331	5,793
Deferred – valuation allowance change	64,650	(89,575)	6,776
Benefit for foreign income taxes	12,999	226,111	17,795
	$(157,839)	$(697,068)	$(253,415)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income tax statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(0.1)	(2.4)	(3.2)
Foreign income/losses taxed at other than U.S. statutory rate	(3.6)	53.3	8.2
Federal valuation allowance	(10.4)	(0.6)	1.0
State taxes, net	1.5	5.5	2.3
Gain on consolidation of CityCenter, net	—	—	(10.1)
General business credits	(1.2)	(1.5)	(0.3)
Incremental U.S. tax on foreign earnings	2.4	—	—
Permanent and other items	1.1	1.8	(1.6)
	10.7%	77.1%	17.3%

The tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2023	2022
Deferred tax assets – federal and state:	(In thousands)
Net operating loss carryforward	$13,498	$23,151
Accruals, reserves and other	52,854	9,481
Lease liabilities	5,703,953	5,830,582
Tax credits	1,788,001	2,764,266
	7,558,306	8,627,480
Less: Valuation allowance	(1,598,291)	(2,641,770)
	5,960,015	5,985,710
Deferred tax assets – foreign:
Net operating loss carryforward	141,201	198,686
Accruals, reserves and other	9,266	12,315
Property and equipment	33,944	32,585
Lease liabilities	1,270	1,219
	185,681	244,805
Less: Valuation allowance	(180,155)	(244,805)
	5,526	—
Total deferred tax assets	$5,965,541	$5,985,710
Deferred tax liabilities – federal and state:
Property and equipment	$(389,854)	$(330,857)
Investments in unconsolidated affiliates	(584,448)	(585,275)
Investment in equity securities	(2,234,754)	(2,236,093)
ROU assets	(5,390,561)	(5,612,241)
Intangibles	(197,893)	(160,991)
	(8,797,510)	(8,925,457)
Deferred tax liabilities – foreign:
Intangibles	(29,028)	(29,696)
	(29,028)	(29,696)
Total deferred tax liability	(8,826,538)	(8,955,153)
Net deferred tax liability	$(2,860,997)	$(2,969,443)

Deferred income tax valuation allowance consisted of the following:

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:	(In thousands)
Year Ended December 31, 2023	$2,886,575	$—	$(1,108,129)	$1,778,446
Year Ended December 31, 2022	2,884,262	2,313	—	2,886,575
Year Ended December 31, 2021	2,875,595	8,667	—	2,884,262

The Company has recorded a valuation allowance of $1.6 billion on its foreign tax credit (“FTC”) carryover of $1.8 billion as of December 31, 2023, resulting in an FTC net deferred tax asset of approximately $200 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. The Company believes payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers only to the extent it has active foreign source income during the applicable 10-year FTC carryforward period. Such foreign source income includes the recapture of overall domestic losses, which were fully utilized as of December 31, 2023. The Company relies on future U.S.-source operating income in assessing, future FTC realization during the applicable 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $780 million in 2024; $674 million in 2025; $134 million in 2026; and $200 million in 2027.

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

Through the year ended December 31, 2022, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits (“Complementary Tax Exemption”). On January 29, 2024, MGM Grand Paradise was granted an extension of its Complementary Tax Exemption for the period of January 1, 2023 through December 31, 2027. The measurement of Macau deferred tax assets and liabilities as of December 31, 2023 was based on enacted law as of that date and assumed MGM Grand Paradise would pay the complementary tax on gaming profits for all periods beyond December 31, 2022. The impact of the retroactive Complementary Tax Exemption will be reflected in future periods.

At December 31, 2023, gross foreign net operating loss carryforwards consisted primarily of a complementary tax net operating loss (“NOL”) carryforward of $1.1 billion at MGM Grand Paradise resulting from non-gaming operations that will expire if not utilized in years 2024 through 2026. The NOL carryforward is likely to increase by $0.4 billion as a result of the retroactive Complementary Tax Exemption.

As of December 31, 2023, there is a $180 million valuation allowance on certain foreign deferred tax assets, which relates primarily to MGM Grand Paradise’s NOLs. The valuation allowance is likely to increase by approximately $50 million as a result of the retroactive Complementary Tax Exemption.

The Company has gross NOLs in some of the states in which it operates that total $209 million as of December 31, 2023, which equates to deferred tax assets of $13 million after federal tax effect and before valuation allowance. The NOL carryforwards in most of the states will expire, if not utilized, between 2025 through 2042. Otherwise, the NOL carryforward can be carried forward indefinitely. The Company has provided a valuation allowance of $10 million on some of its state deferred tax assets for the NOLs described above.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Gross unrecognized tax benefits at January 1	$6,885	$19,568	$35,617
Gross increases - prior period tax positions	710	—	12,949
Gross decreases - prior period tax positions	—	(12,968)	(13,388)
Gross increases - current period tax positions	996	285	654
Settlements with Taxing Authorities	—	—	(16,264)
Gross unrecognized tax benefits at December 31	$8,591	$6,885	$19,568

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9 million and $7 million at December 31, 2023 and 2022, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, which were not material for each of the periods presented. The Company does not anticipate that the total amounts of unrecognized tax benefits at December 31, 2023 will change materially within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the income taxes paid in foreign jurisdictions are not material. As of December 31, 2023, other than adjustments resulting from the federal and state income tax audits discussed herein, the federal, state, and local tax jurisdictions in which the Company files tax returns generally cannot assess tax with respect to years ended prior to 2019. However, NOLs generated or utilized in earlier years may be subject to adjustment.

The Company's 2015 through 2019 U.S. consolidated federal income tax returns are currently under examination by the IRS. Such examination is expected to close during 2024, and the Company does not anticipate any material adjustments upon resolution of the examination. In 2022, the Company filed a complaint with the Michigan Court of Claims appealing some of the adjustments from the Michigan examination of tax years 2014 through 2018. In 2023, the state of Michigan commenced an examination of the Company's unitary income tax returns filed in the state for tax years 2019 through 2021. The Company does not anticipate any material adjustments upon resolution of these examinations.

NOTE 11 – LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements, which are classified as operating leases. The triple-net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain cash security or provide one or more letters of credit in favor of the landlord in an amount equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. The Company was in compliance with its applicable covenants under its leases as of December 31, 2023.

Bellagio lease. The Company leases the real estate assets of Bellagio from a venture in which it has a 5% ownership interest (the “Bellagio BREIT Venture”). The Bellagio lease commenced November 15, 2019 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the fifth lease year that commenced on December 1, 2023 increased to $265 million as a result of the 2% fixed annual escalator.

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

The VICI lease and ground subleases. The Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the first lease year that commenced on April 29, 2022 was $860 million. In December 2022, in connection with the sale of the operations of The Mirage, the VICI lease was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $770 million. In February 2023, in connection with the sale of the operations of Gold Strike Tunica, the VICI lease was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $730 million. The modifications resulted in reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and $1.3 billion of net operating lease ROU and $1.3 billion of lease liabilities allocable to The Mirage were derecognized, and $507 million of net operating lease ROU and $516 million of lease liabilities allocable to Gold Strike Tunica were derecognized (see Note 4). Annual cash rent payments for the second lease year that commenced on May 1, 2023 increased to $745 million as a result of the 2% fixed annual escalator.

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

Other information: Components of lease costs and other information related to the Company’s leases are:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$2,306,640	$1,986,853	$870,779

Finance lease costs
Interest expense(2)	$9,899	$9,233	$2,354
Amortization expense	65,629	76,039	73,475
Total finance lease costs	$75,528	$85,272	$75,829
(1)Operating lease cost includes $331 million for each of the years ended December 31, 2023, 2022, and 2021, related to the Bellagio lease, which is held with a related party.
(2)For the year ended December 31, 2021, interest expense includes the effect of COVID-19 related rent concessions, which was recognized as negative variable rent expense.

	December 31,
	2023	2022
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$24,027,465	$24,530,929
Operating lease liabilities - current, classified within “Other accrued liabilities”	$74,988	$53,981
Operating lease liabilities - long-term(2)	25,127,464	25,149,299
Total operating lease liabilities	$25,202,452	$25,203,280

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$85,783	$150,571
Finance lease liabilities - current, classified within "Other accrued liabilities"	$9,166	$72,420
Finance lease liabilities - long-term, classified within “Other long-term obligations”	85,391	88,181
Total finance lease liabilities	$94,557	$160,601

Weighted average remaining lease term (years)
Operating leases	25	26
Finance leases	22	14

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	5
(1)As of December 31, 2023 and 2022, operating lease right-of-use assets, net included $3.5 billion related to the Bellagio lease for each of the respective periods.
(2)As of December 31, 2023 and 2022, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease for each of the respective periods.

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,802,577	$1,535,637	$669,681
Operating cash outflows from finance leases	6,332	6,654	4,761
Financing cash outflows from finance leases(1)	71,611	84,139	73,257

ROU assets obtained in exchange for new lease liabilities
Operating leases	$15,089	$15,538,208	$3,388,120
Finance leases	3,073	87,856	24,433
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2024	$1,834,330	$15,835
2025	1,859,882	9,733
2026	1,886,090	7,158
2027	1,913,782	7,116
2028	1,941,940	7,036
Thereafter	48,942,392	128,194
Total future minimum lease payments	58,378,416	175,072
Less: Amount of lease payments representing interest	(33,175,964)	(80,515)
Present value of future minimum lease payments	25,202,452	94,557
Less: Current portion	(74,988)	(9,166)
Long-term portion of lease liabilities	$25,127,464	$85,391

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Cybersecurity litigation, claims, and investigations. In September 2023, through unauthorized access to certain of its U.S. systems, third-party criminal actors obtained, for some of the Company’s customers, personal information (including name, contact information (such as phone number, email address and postal address), gender, date of birth and driver’s license numbers). For a limited number of customers, Social Security numbers and passport numbers were also obtained by the criminal actors. The Company has been and continues to notify individuals impacted by this issue in accordance with federal and state law.

In connection with this cybersecurity issue, the Company became subject to consumer class actions in U.S. federal and state courts. These class actions assert a variety of common law and statutory claims based on allegations that the Company failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. In addition, the Company is the subject of investigations by state and federal regulators, which also could result in monetary fines and other relief. The Company cannot predict the timing or outcome of any of these potential matters, or whether the Company may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. While the Company believes it is reasonably possible that it may incur losses associated with the above-described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the preliminary stage of these proceedings. The Company has incurred, and expects to continue to incur, certain expenses related to the cybersecurity issue, including expenses to respond to, remediate, and investigate this matter. The full scope of the costs and related impacts of this issue, including the extent to which all of the costs will be offset by cybersecurity insurance, has not been determined.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments. MGM Grand Paradise concession contract. Pursuant to the concession contract, MGM Grand Paradise is required to pay (i) a special gaming tax of 35% of gross gaming revenue and a special levy of up to 5% of gross gaming revenue, of which the tax is subject to a minimum annual payment in the form of a special premium in the event the minimum amount is not achieved, (ii) a fixed annual premium, and (iii) a variable premium based on the number of gaming tables and machines. Based upon the approved number of gaming tables and slot machines as of December 31, 2023, the premiums for the above obligations payable to the Macau government are approximately MOP 2.2 billion ($269 million as of December 31, 2023) during each of the next five years ending December 31, 2028, and approximately MOP 8.7 billion ($1.1 billion as of December 31, 2023) in the aggregate thereafter through the expiration of the gaming concession in December 2032.

In addition, MGM Grand Paradise is required to make annual payments in connection with the temporary use of the reverted gaming assets based upon square meters of the reverted casino areas. Such payments will be adjusted with the Macau average price index during the term of the reversion agreement. The annual payment to the Macau government is approximately MOP 45 million ($6 million as of December 31, 2023) during each of the next two years ending December 31, 2025, approximately MOP 148 million ($18 million as of December 31, 2023) during each of the following three years ending December 31, 2028, and approximately MOP 594 million ($74 million as of December 31, 2023) in the aggregate thereafter through the term of the reversion agreement, with each annual payment subject to the Macau average price index adjustment.

The minimum required amount of the payments described in (ii) and (iii) above, as well as the payments relating to the use of the reverted gaming assets were accrued as of and at the commencement of the concession contract as an offset to the related intangible asset as further discussed in Note 7. Payments incremental to minimum amounts due or any subsequent changes to the amounts due under such payments are expensed as incurred.

The gaming concession also obligates MGM Grand Paradise to invest in various gaming and non-gaming projects and the development of international tourist markets over the ten-year term of the concession in an initial amount of approximately MOP 16.7 billion ($2.1 billion as of December 31, 2023) of which MOP 15 billion ($1.9 billion as of December 31, 2023) was designated for non-gaming projects. In 2023, the non-gaming commitment increased in accordance with the concession contract as a result of market-wide Macau annual gross gaming revenue exceeding MOP 180 billion and, accordingly, the total gaming and non-gaming project commitment over the ten-year term of the concession increased to MOP 19.7 billion ($2.4 billion as of December 31, 2023), of which MOP 18 billion ($2.2 billion as of December 31, 2023) is designated for non-gaming projects. The projects related to the investment are subject to annual review and Macau government approval and, therefore, the timing and magnitude of the projects comprising the investment are subject to change. MGM Grand Paradise submitted the list of investments and projects it intended to carry out in 2024 to the Macau government in the fourth quarter of 2023, which has been approved by the Macau government.

The gaming law also requires concessionaires to maintain share capital of at least MOP 5 billion (approximately $622 million as of December 31, 2023), which further required a cash deposit of such amount until commencement of activity under the concession on January 1, 2023 at which point the deposit was available for use in operations, provided that the net asset value of the concessionaire is not at any time less than such amount.

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of December 31, 2023) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2022, MOP 1 billion (approximately $124 million as of December 31, 2022) of the bank guarantees were secured by pledged cash and, in connection with a release of MOP 300 million of such pledged cash during the year ended December 31, 2023, MOP 700 million of the bank guarantees (approximately $87 million as of December 31, 2023) were secured by pledged cash as of December 31, 2023.

Shortfall guarantees. The Company provides shortfall guarantees of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of Bellagio BREIT Venture, the landlord of Bellagio, which matures in 2029, and of the $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Mandalay Bay and MGM Grand Las Vegas, which matures in 2032 and has an anticipated repayment date of March 2030. The terms of the shortfall guarantees provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of the applicable property owned by the landlord, and the debt obligation. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial.

MGM/Osaka IR KK guarantees. The Company provides for guarantees to the government of Osaka (1) in the amount of 12.65 billion yen (approximately $89 million as of December 31, 2023) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the development of an integrated resort in Osaka, Japan by Osaka IR KK and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial.

MGM/Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, for which the total development cost is currently committed to be 1.27 trillion yen (approximately $9 billion as of December 31, 2023). The amount and timing of funding may vary based upon the progress and scope of the development, the availability and amount of financing to be obtained by Osaka IR KK, and the timing and amount of noncontrolling interest participation.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At December 31, 2023, $28 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International are as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2021	$12,964	$(55,357)	$11,716	$(30,677)
Other comprehensive income (loss) before reclassifications	(24,655)	12,588	—	(12,067)
Amounts reclassified to interest expense	—	22,200	—	22,200
Other comprehensive income (loss), net of tax	(24,655)	34,788	—	10,133
Other changes:
MGP Class A share issuances	—	—	3,240	3,240
Redemption of MGP OP units	—	—	5,327	5,327
Other	—	—	(2,358)	(2,358)
Net changes	(24,655)	34,788	6,209	16,342
Other comprehensive (income) loss attributable to noncontrolling interest	10,784	(21,065)	—	(10,281)
Balances, December 31, 2021	(907)	(41,634)	17,925	(24,616)
Other comprehensive income before reclassifications	27,336	30,692	—	58,028
Amounts reclassified to interest expense	—	7,000	—	7,000
Other comprehensive income, net of tax	27,336	37,692	—	65,028
Other changes:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Other	1,074	—	(1,794)	(720)
Net changes	28,410	65,843	(18,861)	75,392
Other comprehensive (income) loss attributable to noncontrolling interest	6,932	(24,209)	—	(17,277)
Balances, December 31, 2022	34,435	—	(936)	33,499
Other comprehensive income before reclassifications	109,278	—	—	109,278
Amounts reclassified to "Other, net"	—	—	936	936
Other comprehensive income, net of tax	109,278	—	936	110,214
Other comprehensive loss attributable to noncontrolling interest	183	—	—	183
Balances, December 31, 2023	$143,896	$—	$—	$143,896

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net income attributable to MGM Resorts International	$1,142,180	$1,473,093	$1,254,370
Transfers from/(to) noncontrolling interest:
MGP Class A share issuances	—	—	103,174
Redemption of MGP OP units	—	—	176,659
Deconsolidation of MGP	—	11,084	—
Other	—	(120)	(5,062)
Net transfers from noncontrolling interest	—	10,964	274,771
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$1,142,180	$1,484,057	$1,529,141

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

Other equity activity

MGM Resorts International stock repurchases. In February 2020, upon substantial completion of the May 2018 $2.0 billion stock repurchase plan, the Company announced that the Board of Directors authorized a $3.0 billion stock repurchase plan. In March 2022, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, in February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, and, in November 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the year ended December 31, 2021, the Company repurchased approximately 43 million shares of its common stock for an aggregate amount of $1.8 billion. Repurchased shares were retired. During the year ended December 31, 2021, the Company completed its May 2018 $2.0 billion stock repurchase plan.

During the year ended December 31, 2022, the Company repurchased approximately 76 million shares of its common stock for an aggregate amount of $2.8 billion, which included the February 2022 repurchase of 4.5 million shares for an aggregate amount of $202.5 million from funds managed by Corvex Management LP, a related party. Repurchased shares were retired. During the year ended December 31, 2022, the Company completed its February 2020 $3.0 billion stock repurchase plan.

During the year ended December 31, 2023, the Company repurchased approximately 54 million shares of its common stock for an aggregate amount of $2.3 billion. Repurchased shares were retired. During the year ended December 31, 2023, the Company completed its March 2022 $2.0 billion stock repurchase plan. As of December 31, 2023 the remaining availability under the February 2023 $2.0 billion stock repurchase plan was $183 million and the remaining availability under the November 2023 $2.0 billion stock repurchase plan was $2.0 billion.

Subsequent to the year ended December 31, 2023, the Company repurchased approximately 7 million shares of its common stock for an aggregate amount of $320 million, excluding excise tax. Repurchased shares were retired. In connection with those repurchases, the Company completed its February 2023 $2.0 billion stock repurchase plan.

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

As of December 31, 2023, the Company had an aggregate of approximately 15 million shares of common stock available for grant as stock-based awards under the 2022 Omnibus Plan. Additionally, as of December 31, 2023, the Company had approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

As of December 31, 2023, there was $116 million of unamortized compensation expense related to stock-based awards, which is expected to be recognized over a weighted average period of 1.7 years.

MGM Growth Properties 2016 Omnibus Incentive Plan; MGM China Share Option Plan and Restricted Stock Unit Plan. The Company’s subsidiaries, MGP and MGM China, each adopted their own equity award plans for the issuance of stock-based awards to each subsidiary’s eligible recipients. Vesting of MGP’s outstanding awards was accelerated as a result of the change of control of MGP related to the VICI Transaction in 2022.

Recognition of compensation cost. Compensation cost was recognized as follows:

	Year Ended December 31,
	2023	2022	2021
Compensation cost:	(In thousands)
Omnibus Plan	$67,375	$60,264	$53,683
MGM Growth Properties Omnibus Incentive Plan	—	5,112	4,827
MGM China share-based compensation plans	6,232	5,920	6,673
Total compensation cost	73,607	71,296	65,183
Less: Reimbursed costs and capitalized cost	(21)	—	(1,198)
Compensation cost after reimbursed costs and capitalized cost	73,586	71,296	63,985
Less: Related tax benefit	(15,975)	(14,458)	(12,982)
Compensation cost, net of tax benefit	$57,611	$56,838	$51,003

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining Agreements
Pension Fund(1)	Plan Number	2022	2021	Status (3)	2023	2022	2021	Imposed
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$59,172	$56,235	$37,242	No	05/31/2024(5); 05/31/2025(5); 09/30/2028(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)	82-0994119/001	Red	Red	Implemented	$10,113	$8,650	$7,683	No	5/31/2026
(1)The Company was listed in the plan's Form 5500 as providing more than 5% of the total contributions for the plan years 2022 and 2021 for both plans. At the date the financial statements were issued, Form 5500 was not available for the plan year 2023.
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
(5)The Company is party to eleven collective bargaining agreements (CBA) that provide for contributions to the Southern Nevada Culinary and Bartenders Pension Plan, which are primarily with the Local Joint Executive Board of Las Vegas, for and on behalf of the Culinary Workers Union and Bartenders Union. The agreements between Aria, Bellagio, The Cosmopolitan, Mandalay Bay, and MGM Grand Las Vegas are the most significant because more than two-thirds of the Company’s employee participants in this plan are covered by those five agreements.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $230 million, $218 million, and $143 million to the Health Fund in the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$(398,787)	$—	$—
Gain on sale of the operations of The Mirage	—	(1,066,784)	—
Other property transactions, net	28,274	29,787	(67,736)
	$(370,513)	$(1,036,997)	$(67,736)

Gain on sale of the operations of Gold Strike Tunica and of The Mirage. Refer to Note 4 for discussion.

Other. Other property transactions, net in 2023 and 2022 includes miscellaneous asset disposals and write-downs.

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

The following tables present the Company’s segment information:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$2,127,612	$2,104,096	$1,549,419
Rooms	3,027,668	2,729,715	1,402,712
Food and beverage	2,289,812	2,125,738	1,015,366
Entertainment, retail and other	1,354,054	1,438,823	769,688
	8,799,146	8,398,372	4,737,185
Regional Operations
Casino	2,712,205	2,901,072	2,721,515
Rooms	296,100	284,213	220,828
Food and beverage	440,002	429,188	307,750
Entertainment, retail and other, and reimbursed costs	222,002	201,412	142,270
	3,670,309	3,815,885	3,392,363
MGM China
Casino	2,787,837	567,573	1,057,962
Rooms	177,158	43,216	66,498
Food and beverage	161,669	49,312	68,489
Entertainment, retail and other	26,945	13,492	17,812
	3,153,609	673,593	1,210,761
Reportable segment net revenues	15,623,064	12,887,850	9,340,309
Corporate and other	541,185	239,635	339,831
	$16,164,249	$13,127,485	$9,680,140

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$3,190,486	$3,142,308	$1,738,211
Regional Operations	1,133,196	1,294,630	1,217,814
MGM China	866,889	(203,136)	25,367
Reportable segment Adjusted Property EBITDAR	5,190,571	4,233,802	2,981,392

Other operating income (expense)
Corporate and other, net	(602,216)	(736,548)	(560,309)
Preopening and start-up expenses	(415)	(1,876)	(5,094)
Property transactions, net	370,513	1,036,997	67,736
Depreciation and amortization	(814,128)	(3,482,050)	(1,150,610)
Gain on REIT transactions, net	—	2,277,747	—
Gain on consolidation of CityCenter, net	—	—	1,562,329
Triple-net operating lease and ground lease rent expense	(2,263,649)	(1,950,566)	(833,158)
Gain related to sale of Harmon land - unconsolidated affiliate	—	—	49,755
Income from unconsolidated affiliates related to real estate ventures	10,821	61,866	166,658
Operating income	1,891,497	1,439,372	2,278,699
Non-operating income (expense)
Interest expense, net of amounts capitalized	(460,293)	(594,954)	(799,593)
Non-operating items from unconsolidated affiliates	(1,032)	(23,457)	(83,243)
Other, net	42,591	82,838	65,941
	(418,734)	(535,573)	(816,895)
Income before income taxes	1,472,763	903,799	1,461,804
Provision for income taxes	(157,839)	(697,068)	(253,415)
Net income	1,314,924	206,731	1,208,389
Less: Net (income) loss attributable to noncontrolling interests	(172,744)	1,266,362	45,981
Net income attributable to MGM Resorts International	$1,142,180	$1,473,093	$1,254,370

	Year Ended December 31,
	2023	2022	2021
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$527,104	$411,222	$266,944
Regional Operations	135,848	190,811	77,406
MGM China	45,331	30,540	67,989
Reportable segment capital expenditures	708,283	632,573	412,339
Corporate and other	223,530	132,494	78,358
	$931,813	$765,067	$490,697

Total assets are not allocated to segments for internal reporting presentations or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net, operating and finance lease right-of-use assets, net, goodwill, and other intangible assets, net, presented by geographic region are as follows:

	December 31,
	2023	2022	2021
Long-lived assets:	(In thousands)
United States	$31,194,157	$31,330,909	$25,848,917
China and all other foreign countries	5,173,128	5,004,512	7,176,763
	$36,367,285	$36,335,421	$33,025,680

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter.

Management agreements. Until the Company's acquisition of CityCenter in September 2021, the Company was party to a management agreement pursuant to which it managed the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined within the management agreement) for Aria and Vdara. The Company earned fees of $29 million during the year ended December 31, 2021. The Company incurred costs reimbursable by CityCenter, primarily for employee compensation and certain allocated costs in performing the Company's management services, of $187 million during the year ended December 31, 2021. The management agreement was terminated in connection with the Company's acquisition of CityCenter.

MGM China.

Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”) is the Co-Chairperson of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services and property cleaning services to MGM China. In addition, MGM China leases office space from Shun Tak. MGM China incurred expenses relating to Shun Tak of $9 million, $3 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In addition, Ms. Ho indirectly holds a 50% interest in an entity that provides, along with its subsidiary, marketing and public relations consulting services, including for the tendering of MGM China's gaming concession, to MGM China, which totaled $16 million, $5 million, and $4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Ho indirectly holds a noncontrolling interest, is party to a brand license agreement and a development services agreement with MGM China, for which the related amounts are eliminated in consolidation. An entity owned by Ms. Ho received distributions of $20 million, $5 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its evaluation as of December 31, 2023, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2023 (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2023:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	6,015	$—	14,927
Equity compensation plans not approved by security holders	—	—	—

(1)
As of December 31, 2023, we had 4.5 million restricted stock units and 1.5 million performance share units outstanding that do not have an exercise price. As of December 31, 2023 there are no outstanding options, warrants, and rights that have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

4.1(6)
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

4.1(7)
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

4.1(8)
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

4.1(9)
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

4.1(10)
Indenture governing the 5.375% senior notes due 2024, dated as of May 16, 2019, between MGM China Holdings Limited and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 16, 2019).

4.1(11)
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

4.1(13)
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

10.1(2)
First Amendment to Credit Agreement, dated August 31, 2023, by and among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1(1) of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).

10.1(3)
Revolving Credit Facility Agreement, dated August 12, 2019 (the “2019 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(4)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.1(5)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(6)
Amendment Letter to the 2019 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.1(7)
Revolving Credit Facility Agreement, dated May 26, 2020 (the “2020 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 29, 2020).

10.1(8)
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

10.1(10)
Amendment Letter to the 2020 Revolving Credit Facility, dated October 5, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1(15) of the Company’s Annual Report on Form 10-K filed on February 26, 2021).

10.1(11)
Amendment Letter to the 2019 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(12)
Amendment Letter to the 2020 Revolving Credit Facility, dated February 24, 2021, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).

10.1(13)
Amendment Letter to the 2019 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.1(14)
Amendment Letter to the 2020 Revolving Credit Facility, dated February 10, 2022, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.1(15)
Amendment Letter to the 2020 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.1(16)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of August 3, 2023, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(2) of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).

^10.1(17)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of October 16, 2023, between the Increase Lender and the Facility Agent.
^10.1(18)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of December 19, 2023, between the Increase Lender and the Facility Agent.
10.1(19)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(20)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
10.2(1)
Concession Contract, effective as of January 1, 2023, by and between MGM Grand Paradise S.A. and the Government of the Macau SAR (incorporated by reference to Exhibit 10.2(1) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

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

10.3(3)
Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2023).

10.3(4)
Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.3(5)
First Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of April 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021).

10.3(6)
Second Amendment to Lease, by and between BCORE Paradise LLC and Bellagio, LLC, dated as of February 22, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022).

10.3(7)
Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2020).

10.3(8)
Master Lease by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of September 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2021).

10.3(9)	Amendment to Master Lease, by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of November 17, 2021,
10.3(10)	Lease by and between Marker LV Propco LLC and Nevada Property 1 LLC, dated as of May 17, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2022).

10.3(11)
Tax Protection Agreement, by and among Bellagio, LLC, BCORE Paradise Parent LLC and BCORE Paradise JV LLC, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 18, 2019).

10.3(12)
Tax Protection Agreement, by and among MGM Resorts International, MGM Growth Properties Operating Partnership LP and MGP BREIT Venture 1 LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2020).

10.3(13)
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
*10.4(5)
Amendment Number Two to the MGM Resorts Deferred Compensation Plan II, effective November 1, 2022 (incorporated by reference to Exhibit 10.4(5) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

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

*10.4(10)
Amendment No. 4 to the Supplemental Executive Retirement Plan II, effective November 1, 2022 (incorporated by reference to Exhibit 10.4(10) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

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

*10.4(15)
First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.4(15) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(16)
First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.4(16) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(17)
First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and Jonathan Halkyard (incorporated by reference to Exhibit 10.4(17) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(18)
First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and John McManus (incorporated by reference to Exhibit 10.4(18) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(19)
Employment agreement, effective as of October 1, 2022, by and between the Company and Gary Fritz (incorporated by reference to Exhibit 10.4(19) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

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

*10.4(22)
Second Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of October 17, 2022 (incorporated by reference to Exhibit 10.4(22) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(23)	Form of RSU Agreement (Named Executive Officer Employment Agreement Awards) (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 31, 2020).
*10.4(24)	Form of RSU Agreement (Hornbuckle) (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 31, 2020).
*10.4(25)
Amended and Restated Change of Control Policy for Executive Officers, effective August 16, 2022 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(26)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(27)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.4(28)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(29)
Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(42) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(30)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(31)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(32)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(46) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(33)	Form of Omnibus Amendment to Relative Performance Share Unit Agreements (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2021).
*10.4(34)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 25, 2022).
*10.4(35)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on From 10-K filed on February 25, 2022).

^19.1	MGM Securities Trading Policy
^19.2	MGM Securities Trading Policy - Policy Supplement for Blackout Insiders
^19.3	MGM Securities Trading Policy - Policy Supplement for Pre-Clearance Insiders
21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97	Policy on Recovery of Incentive Compensation in Event of Financial Restatement
99.1	Description of Regulation and Licensing.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
**	Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
^	Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

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

Dated: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 23, 2024
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2024
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Todd R. Meinert
/s/ Paul J. Salem	Chairman of the Board	February 23, 2024
Paul J. Salem
/s/ Mary Chris Jammet	Director	February 23, 2024
Mary Chris Jammet
/s/ Barry Diller	Director	February 23, 2024
Barry Diller
/s/ Alexis M. Herman	Director	February 23, 2024
Alexis M. Herman
/s/ Joseph M. Levin	Director	February 23, 2024
Joseph M. Levin
/s/ Rose McKinney-James	Director	February 23, 2024
Rose McKinney-James

Signature	Title	Date
/s/ Keith A. Meister	Director	February 23, 2024
Keith A. Meister
/s/ Janet G. Swartz	Director	February 23, 2024
Janet G. Swartz
/s/ Daniel J. Taylor	Director	February 23, 2024
Daniel J. Taylor
/s/ Benjamin S. Winston	Director	February 23, 2024
Benjamin S. Winston