Form 10-Q
period 2024-03-31
MGM Resorts International
filed 2024-05-01
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2024
Common Stock, $0.01 par value	313,680,435 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,722,292	$2,927,833
Accounts receivable, net	924,060	929,135
Inventories	147,357	141,678
Income tax receivable	91,880	141,444
Prepaid expenses and other	688,223	770,503
Total current assets	4,573,812	4,910,593

Property and equipment, net	5,630,014	5,449,544

Other assets
Investments in and advances to unconsolidated affiliates	246,167	240,803
Goodwill	5,152,826	5,165,694
Other intangible assets, net	1,686,245	1,724,582
Operating lease right-of-use assets, net	23,901,023	24,027,465
Other long-term assets, net	888,966	849,867
Total other assets	31,875,227	32,008,411
	$42,079,053	$42,368,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$448,158	$461,718
Accrued interest on long-term debt	114,828	60,173
Other accrued liabilities	2,471,000	2,604,177
Total current liabilities	3,033,986	3,126,068

Deferred income taxes, net	2,849,583	2,860,997
Long-term debt, net	6,269,763	6,343,810
Operating lease liabilities	25,115,883	25,127,464
Other long-term obligations	750,280	542,708
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	32,281	33,356
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 314,915,054 and 326,550,141 shares	3,149	3,266
Capital in excess of par value	—	—
Retained earnings	3,393,805	3,664,008
Accumulated other comprehensive income	59,810	143,896
Total MGM Resorts International stockholders’ equity	3,456,764	3,811,170
Noncontrolling interests	570,513	522,975
Total stockholders’ equity	4,027,277	4,334,145
	$42,079,053	$42,368,548
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Casino	$2,241,095	$1,882,428
Rooms	956,401	848,488
Food and beverage	769,403	722,131
Entertainment, retail and other	404,391	409,578
Reimbursed costs	12,180	10,671
	4,383,470	3,873,296
Expenses
Casino	1,271,844	990,890
Rooms	274,408	240,114
Food and beverage	558,080	511,592
Entertainment, retail and other	244,297	243,528
Reimbursed costs	12,180	10,671
General and administrative	1,194,682	1,135,540
Corporate expense	129,666	127,559
Preopening and start-up expenses	1,095	139
Property transactions, net	17,154	(396,076)
Depreciation and amortization	196,562	203,501
	3,899,968	3,067,458
Loss from unconsolidated affiliates	(25,124)	(74,999)
Operating income	458,378	730,839
Non-operating income (expense)
Interest expense, net of amounts capitalized	(110,037)	(130,300)
Non-operating items from unconsolidated affiliates	(136)	(1,184)
Other, net	(4,806)	46,307
	(114,979)	(85,177)
Income before income taxes	343,399	645,662
Provision for income taxes	(43,673)	(165,779)
Net income	299,726	479,883
Less: Net income attributable to noncontrolling interests	(82,250)	(13,076)
Net income attributable to MGM Resorts International	$217,476	$466,807
Earnings per share
Basic	$0.68	$1.25
Diluted	$0.67	$1.24
Weighted average common shares outstanding
Basic	320,488	374,085
Diluted	323,757	378,095
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$299,726	$479,883
Other comprehensive income (loss), net of tax:
Foreign currency translation	(85,190)	(49)
Other	—	871
Other comprehensive income (loss)	(85,190)	822
Comprehensive income	214,536	480,705
Less: Comprehensive income attributable to noncontrolling interests	(81,146)	(10,589)
Comprehensive income attributable to MGM Resorts International	$133,390	$470,116
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$299,726	$479,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,562	203,501
Amortization of debt discounts, premiums and issuance costs	7,020	7,130
Provision for credit losses	18,152	16,133
Stock-based compensation	26,780	23,891
Foreign currency transaction (gain) loss	(32,925)	16,226
Property transactions, net	17,154	(396,076)
Noncash lease expense	128,509	132,223
Other investment losses (gains)	21,287	(6,152)
Loss from unconsolidated affiliates	25,260	76,183
Distributions from unconsolidated affiliates	1,317	1,315
Deferred income taxes	(8,203)	38,098
Change in operating assets and liabilities:
Accounts receivable	34,607	75,690
Inventories	(5,727)	(2,690)
Income taxes receivable and payable, net	52,949	134,564
Prepaid expenses and other	(39,249)	(23,671)
Accounts payable and accrued liabilities	(224,616)	(78,810)
Other	30,668	6,615
Net cash provided by operating activities	549,271	704,053
Cash flows from investing activities
Capital expenditures	(172,080)	(139,820)
Dispositions of property and equipment	547	5,185
Investments in unconsolidated affiliates	(10,029)	(35,730)
Proceeds from sale of operating resorts	—	452,824
Acquisitions, net of cash acquired	(491)	—
Proceeds from repayment of principal on note receivable	—	152,518
Distributions from unconsolidated affiliates	595	549
Investments and other	73,048	(223,348)
Net cash provided by (used in) investing activities	(108,410)	212,178
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(76,702)	(586,456)
Repayment of long-term debt	—	(1,250,000)
Debt issuance costs	(9,608)	—
Distributions to noncontrolling interest owners	(11,572)	(17,936)
Repurchases of common stock	(506,571)	(484,399)
Other	(24,517)	(41,342)
Net cash used in financing activities	(628,970)	(2,380,133)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(17,600)	(6,480)
Change in cash and cash equivalents classified as assets held for sale	—	25,938
Cash, cash equivalents, and restricted cash
Net change for the period	(205,709)	(1,444,444)
Balance, beginning of period	3,014,896	6,036,388
Balance, end of period	$2,809,187	$4,591,944
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$48,362	$92,239
Federal, state and foreign income taxes paid, net	2,327	372
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$—	$226,083
MGM Grand Paradise gaming concession long-term obligation	—	226,083
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, January 1, 2024	326,550	$3,266	$—	$3,664,008	$143,896	$3,811,170	$522,975	$4,334,145
Net income	—	—	—	217,476	—	217,476	82,048	299,524
Currency translation adjustment	—	—	—	—	(84,086)	(84,086)	(1,104)	(85,190)
Stock-based compensation	—	—	25,894	—	—	25,894	707	26,601
Issuance of common stock pursuant to stock-based compensation awards	68	—	(1,161)	—	—	(1,161)	—	(1,161)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(33,183)	(33,183)
Repurchases of common stock	(11,703)	(117)	(23,553)	(487,812)	—	(511,482)	—	(511,482)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	133	—	133	—	133
Other	—	—	(1,180)	—	—	(1,180)	(930)	(2,110)
Balances, March 31, 2024	314,915	$3,149	$—	$3,393,805	$59,810	$3,456,764	$570,513	$4,027,277

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

As of March 31, 2024, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements.

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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2023 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio BREIT Venture (the landlord of Bellagio, which is a venture in which the Company has a 5% ownership interest) and Osaka IR KK are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

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
•Level 2 inputs for its long-term debt fair value disclosures; See Note 5; and
•Level 1 and Level 2 inputs for its debt investments.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $411 million and $435 million as of March 31, 2024 and December 31, 2023, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended March 31, 2024 and 2023, the Company recorded a net loss on its equity investments of $24 million and less than $1 million, respectively.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	March 31, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$193,051	$18,828
Cash and cash equivalents		193,051	18,828
Short-term investments:
U.S. government securities	Level 1	24,067	37,805
U.S. agency securities	Level 2	—	9,804
Corporate bonds	Level 2	277,615	364,926
Asset-backed securities	Level 2	12,268	7,170
Short-term investments		313,950	419,705
Total debt investments		$507,001	$438,533

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of March 31, 2024 and December 31, 2023, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of March 31, 2024 and December 31, 2023.

Accounts receivable. As of March 31, 2024 and December 31, 2023, the loss reserve on accounts receivable was $139 million and $130 million, respectively.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment.

Accounts payable. As of March 31, 2024 and December 31, 2023, the Company had accrued $76 million and $84 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2024	2023	2024	2023	2024	2023
	(In thousands)
Balance at January 1	$211,606	$185,669	$201,973	$183,602	$766,226	$816,376
Balance at March 31	190,631	168,307	194,946	183,101	781,973	787,866
Increase / (decrease)	$(20,975)	$(17,362)	$(7,027)	$(501)	$15,747	$(28,510)

The January 1, 2023 balances exclude liabilities related to assets held for sale related to Gold Strike Tunica.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three months ended March 31, 2024, lease revenues from third-party tenants include $20 million recorded within food and beverage revenue and $28 million recorded within entertainment, retail, and other revenue. For the three months ended March 31, 2023, lease revenues from third-party tenants include $18 million recorded within food and beverage revenue and $30 million recorded within entertainment, retail, and other revenue. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

Push Gaming acquisition. On August 31, 2023, LeoVegas acquired 86% of digital gaming developer, Push Gaming Holding Limited (“Push Gaming”) for total consideration of $146 million, which was allocated to $126 million of goodwill and $40 million of amortizable intangible assets.

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

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $246 million and $241 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s share of losses of BetMGM in excess of its equity method investment balance is $37 million and $5 million as of March 31, 2024 and December 31, 2023, respectively.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Loss from unconsolidated affiliates	$(25,124)	$(74,999)
Non-operating items from unconsolidated affiliates	(136)	(1,184)
	$(25,260)	$(76,183)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
BetMGM	$(32,601)	$(81,872)
Other	7,477	6,873
	$(25,124)	$(74,999)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
MGM China first revolving credit facility	$293,911	$371,300
5.375% MGM China senior notes, due 2024	750,000	750,000
6.75% senior notes, due 2025	750,000	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7% debentures, due 2036	552	552
	6,294,463	6,371,852
Less: Unamortized discounts and debt issuance costs, net	(24,700)	(28,042)
	$6,269,763	$6,343,810

MGM China's senior notes due within one year of the March 31, 2024 balance sheet were classified as long-term as MGM China has both the intent and ability to refinance the current maturities on a long-term basis.

Senior secured credit facility. In February 2024, the Company amended its senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. At March 31, 2024, no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2024.

MGM China first revolving credit facility. At March 31, 2024, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.2 billion) unsecured revolving credit facility, which matures in May 2026, and had a weighted average interest rate of 7.62%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at March 31, 2024.

MGM China second revolving credit facility. At March 31, 2024, the MGM China second revolving credit facility consisted of a HK$4.6 billion (approximately $587 million) unsecured revolving credit facility with an option to increase the amount of the facility up to HK$5.85 billion (approximately $748 million), subject to certain conditions, and matures in May 2026. At March 31, 2024, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at March 31, 2024.

Senior notes. Subsequent to March 31, 2024, in April 2024, the Company issued $750 million in aggregate principal amount of 6.5% notes due 2032. The Company used the net proceeds from the offering to fund the redemption of its $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024.

In March 2023, the Company repaid its $1.25 billion 6% notes due 2023 upon maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.2 billion and $6.3 billion at March 31, 2024 and December 31, 2023, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 12.7% and 25.7% for the three months ended March 31, 2024, and March 31, 2023, respectively.

On January 29, 2024, MGM Grand Paradise was granted an extension of its exemption from the Macau 12% complementary tax on gaming profits for the period of January 1, 2023 through December 31, 2027.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

NOTE 7 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$574,943	$580,988

Finance lease costs
Interest expense	$8,884	$1,414
Amortization expense	12,896	17,526
Total finance lease costs	$21,780	$18,940
(1)Operating lease cost includes $83 million for each of the three months ended March 31, 2024 and 2023 related to the Bellagio lease, which is held with a related party.

	March 31, 2024	December 31, 2023
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,901,023	$24,027,465
Operating lease liabilities - current, classified within “Other accrued liabilities”	$78,614	$74,988
Operating lease liabilities - long-term(2)	25,115,883	25,127,464
Total operating lease liabilities	$25,194,497	$25,202,452

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$261,302	$85,783
Finance lease liabilities - current, classified within “Other accrued liabilities”	$51,382	$9,166
Finance lease liabilities - long-term, classified within “Other long-term obligations”	217,257	85,391
Total finance lease liabilities	$268,639	$94,557

Weighted average remaining lease term (years)
Operating leases	25	25
Finance leases	10	22

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of March 31, 2024 and December 31, 2023, operating lease right-of-use assets, net included $3.5 billion related to the Bellagio lease.
(2)As of March 31, 2024 and December 31, 2023, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease.

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$456,382	$453,480
Operating cash outflows from finance leases	3,817	1,787
Financing cash outflows from finance leases(1)	14,309	21,119

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,072	$4,581
Finance leases	186,197	—
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2024 (excluding the three months ended March 31, 2024)	$1,379,997	$49,601
2025	1,860,924	61,777
2026	1,886,070	58,347
2027	1,913,779	58,154
2028	1,941,940	7,036
Thereafter	48,942,391	128,194
Total future minimum lease payments	57,925,101	363,109
Less: Amount of lease payments representing interest	(32,730,604)	(94,470)
Present value of future minimum lease payments	25,194,497	268,639
Less: Current portion	(78,614)	(51,382)
Long-term portion of lease liabilities	$25,115,883	$217,257

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Cybersecurity litigation, claims, and investigations. In September 2023, through unauthorized access to certain of its U.S. systems, third-party criminal actors accessed, for some of the Company’s customers, personal information (including name, contact information (such as phone number, email address and postal address), gender, date of birth and driver’s license numbers). For a limited number of customers, Social Security numbers and passport numbers were also accessed by the criminal actors. The Company has notified individuals impacted by this issue in accordance with federal and state law.

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

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of March 31, 2024) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of March 31, 2024, MOP 700 million of the bank guarantees (approximately $87 million as of March 31, 2024) were secured by pledged cash.

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

MGM/Osaka IR KK guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $84 million as of March 31, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial.

MGM/Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, which is approximately 306 billion yen (approximately $2.0 billion as of March 31, 2024). The amount and timing of funding may vary based upon the progress and scope of the development.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At March 31, 2024, $28 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 9 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$217,476	$466,807
Adjustment related to redeemable noncontrolling interests	133	1,297
Net income attributable to common stockholders – basic and diluted	$217,609	$468,104
Denominator:
Weighted-average common shares outstanding – basic	320,488	374,085
Potential dilution from stock-based awards	3,269	4,010
Weighted-average common and common equivalent shares – diluted	323,757	378,095
Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	177	276

NOTE 10 — STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2024, the Company repurchased approximately 12 million shares of its common stock for an aggregate amount of $511 million. In connection with these repurchases, the February 2023 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $1.7 billion as of March 31, 2024.

Subsequent to March 31, 2024, the Company repurchased approximately 1 million shares of its common stock for an aggregate amount of $62 million, excluding excise tax. Repurchased shares were retired.

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

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including Delano and Four Seasons), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

MGM China. MGM China consists of MGM Macau and MGM Cotai.

The Company’s operations related to LeoVegas, investments in unconsolidated affiliates, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

Adjusted Property EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment.

The following tables present the Company’s segment information:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$497,548	$500,563
Rooms	827,253	751,691
Food and beverage	599,281	582,627
Entertainment, retail and other	330,947	341,271
	2,255,029	2,176,152
Regional Operations
Casino	684,968	716,977
Rooms	65,933	67,304
Food and beverage	107,753	111,879
Entertainment, retail and other, and reimbursed costs	50,825	49,683
	909,479	945,843
MGM China
Casino	920,048	555,272
Rooms	63,215	29,493
Food and beverage	62,369	27,625
Entertainment, retail and other	10,385	5,202
	1,056,017	617,592
Reportable segment net revenues	4,220,525	3,739,587
Corporate and other	162,945	133,709
	$4,383,470	$3,873,296

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$827,788	$835,809
Regional Operations	274,102	313,175
MGM China	301,186	168,948
Reportable segment Adjusted Property EBITDAR	1,403,076	1,317,932

Other operating income (expense)
Corporate and other, net	(168,249)	(211,669)
Preopening and start-up expenses	(1,095)	(139)
Property transactions, net	(17,154)	396,076
Depreciation and amortization	(196,562)	(203,501)
Triple-net operating lease and ground lease rent expense	(564,339)	(570,555)
Income from unconsolidated affiliates related to real estate ventures	2,701	2,695
Operating income	458,378	730,839
Non-operating income (expense)
Interest expense, net of amounts capitalized	(110,037)	(130,300)
Non-operating items from unconsolidated affiliates	(136)	(1,184)
Other, net	(4,806)	46,307
	(114,979)	(85,177)
Income before income taxes	343,399	645,662
Provision for income taxes	(43,673)	(165,779)
Net income	299,726	479,883
Less: Net income attributable to noncontrolling interests	(82,250)	(13,076)
Net income attributable to MGM Resorts International	$217,476	$466,807

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2023, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net revenues	$4,383,470	$3,873,296
Operating income	458,378	730,839
Net income	299,726	479,883
Net income attributable to MGM Resorts International	217,476	466,807

Consolidated net revenues increased 13% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to a 71% increase at MGM China and a 4% increase at our Las Vegas Strip Resorts, partially offset by a 4% decrease at our Regional Operations.

Consolidated operating income decreased 37% for the three months ended March 31, 2024 compared to the prior year quarter. The decrease was due primarily to the $398 million gain in the prior year quarter related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, partially offset by the increase in net revenues discussed above.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Las Vegas Strip Resorts
Casino	$497,548	$500,563
Rooms	827,253	751,691
Food and beverage	599,281	582,627
Entertainment, retail and other	330,947	341,271
	2,255,029	2,176,152
Regional Operations
Casino	684,968	716,977
Rooms	65,933	67,304
Food and beverage	107,753	111,879
Entertainment, retail and other, and reimbursed costs	50,825	49,683
	909,479	945,843
MGM China
Casino	920,048	555,272
Rooms	63,215	29,493
Food and beverage	62,369	27,625
Entertainment, retail and other	10,385	5,202
	1,056,017	617,592
Reportable segment net revenues	4,220,525	3,739,587
Corporate and other	162,945	133,709
	$4,383,470	$3,873,296

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues increased 4% for the three months ended March 31, 2024 due primarily to the increase in rooms revenue in the current year quarter discussed below.

Las Vegas Strip Resorts casino revenue decreased 1% for the three months ended March 31, 2024 compared to the prior year quarter.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Table games drop	$1,537	$1,524
Table games win	$388	$346
Table games win %	25.2%	22.7%
Slot handle	$5,417	$5,759
Slot win	$511	$544
Slot win %	9.4%	9.4%

Las Vegas Strip Resorts rooms revenue increased 10% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to the increase in ADR as a result of the Super Bowl being hosted in Las Vegas during the quarter, compared to the prior year quarter.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2024	2023
Occupancy	93%	92%
Average daily rate (ADR)	$277	$258
Revenue per available room (RevPAR)	$258	$239

Las Vegas Strip Resorts food and beverage revenue increased 3% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to an increase in catering and banquet revenue and improved restaurant options.

Las Vegas Strip Resorts entertainment, retail and other revenues decreased 3% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to a decrease in theater revenue and attrition revenue.

Regional Operations

Regional Operations net revenues decreased 4% for the three months ended March 31, 2024 due primarily to the disposition of Gold Strike Tunica and a decrease in casino revenues.

Regional Operations casino revenue decreased 4% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to the disposition of Gold Strike Tunica discussed above as well as a decrease in volume.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Table games drop	$962	$1,013
Table games win	$202	$214
Table games win %	21.0%	21.1%
Slot handle	$6,612	$6,999
Slot win	$641	$670
Slot win %	9.7%	9.6%

Regional Operations rooms revenue decreased 2% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to the disposition of Gold Strike Tunica discussed above.

Regional Operations food and beverage revenue decreased 4% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to the disposition of Gold Strike Tunica discussed above.

Regional Operations entertainment, retail and other revenue increased 2% for the three months ended March 31, 2024 compared to the prior year quarter primarily driven by an improved event calendar compared to prior years.

MGM China

MGM China net revenues increased 71% for the three months ended March 31, 2024 due primarily to an increase in casino revenue discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Main floor table games drop	$3,822	$2,177
Main floor table games win	$950	$523
Main floor table games win %	24.9%	24.0%

MGM China casino revenues increased 66% for the three months ended March 31, 2024 compared to the prior year quarter due primarily to the continued ramp up of operations after the COVID-19 related restrictions were removed in the first quarter of 2023 in Macau.

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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Las Vegas Strip Resorts	$827,788	$835,809
Regional Operations	274,102	313,175
MGM China	301,186	168,948
Corporate and other	(168,249)	(211,669)
Adjusted EBITDAR	$1,234,827

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR decreased 1% for the three months ended March 31, 2024 compared to the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 36.7% for the three months ended March 31, 2024, compared to 38.4% in the prior year quarter due primarily to an increase in payroll related expenses.

Regional Operations

Regional Operations Adjusted Property EBITDAR decreased 12% for the three months ended March 31, 2024, compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin was 30.1% for the three months ended March 31, 2024 compared to 33.1% in the prior year quarter due primarily to a decrease in casino revenues and an increase in payroll related expenses.

MGM China

MGM China Adjusted Property EBITDAR increased 78% for the three months ended March 31, 2024 compared to the prior year quarter. MGM China Adjusted Property EBITDAR margin was 28.5% for the three months ended March 31, 2024 compared to 27.4% in the prior year quarter due primarily to the increase in casino revenues, discussed above.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Regional Operations on a same-store basis for the three months ended March 31, 2024 and 2023. Same-Store Adjusted Property EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Regional Operations net revenues	$909,479	$945,843
Dispositions (1)	—	(26,967)
Regional Operations same-store net revenues	$909,479	$918,876

Regional Operations Adjusted Property EBITDAR	$274,102	$313,175
Dispositions (1)	—	(11,073)
Regional Operations Same-Store Adjusted Property EBITDAR	$274,102	$302,102
(1)Excludes the net revenues and Adjusted Property EBITDAR of Gold Strike Tunica for the three months ended March 31, 2023.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
BetMGM	$(32,601)	$(81,872)
Other	7,477	6,873
	$(25,124)	$(74,999)

Non-operating Results

Interest Expense

Gross interest expense was $111 million and $131 million for the three months ended March 31, 2024 and 2023, respectively. The decrease from the prior year quarter is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.25 billion 6% senior notes in March 2023, the decrease in the debt outstanding under MGM China’s first revolving credit facility, and the repayment of the LeoVegas senior notes in August 2023. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other, net was expense of $5 million and income of $46 million for the three months ended March 31, 2024 and 2023, respectively. Other expense, net for the three months ended March 31, 2024 was primarily comprised of a loss related to foreign currency contracts of $38 million, a loss related to debt and equity investments of $21 million, partially offset by foreign currency transaction gain of $33 million and interest and dividend income of $23 million. Other income, net for the three months ended March 31, 2023 was primarily comprised of interest and dividend income of $57 million, partially offset by a foreign currency transaction loss of $16 million.

Income Taxes

Our effective income tax rate was 12.7% and 25.7% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective rate for the three months ended March 31, 2024 was favorably impacted primarily by an increase in Macau gaming profits which are exempt from complementary tax.

Reportable segment GAAP measure

“Adjusted Property EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Adjusted Property EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, rent expense related to triple-net operating leases and ground leases, income from unconsolidated affiliates related to investments in real estate ventures, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. “Adjusted Property EBITDAR margin” is Adjusted Property EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Same-Store Adjusted Property EBITDAR” is Adjusted Property EBITDAR further adjusted to exclude the Adjusted Property EBITDAR of acquired operating segments from the date of acquisition through the end of the reporting period and to exclude the Adjusted Property EBITDAR of disposed operating segments from the beginning of the reporting period through the date of disposition. Accordingly, for Regional Operations, we have excluded the Adjusted Property EBITDAR of Gold Strike Tunica for the periods prior to its disposition on February 15, 2023, as applicable.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income attributable to MGM Resorts International	$217,476	$466,807
Plus: Net income attributable to noncontrolling interests	82,250	13,076
Net income	299,726	479,883
Provision for income taxes	43,673	165,779
Income before income taxes	343,399	645,662
Non-operating (income) expense:
Interest expense, net of amounts capitalized	110,037	130,300
Non-operating items from unconsolidated affiliates	136	1,184
Other, net	4,806	(46,307)
	114,979	85,177
Operating income	458,378	730,839
Preopening and start-up expenses	1,095	139
Property transactions, net	17,154	(396,076)
Depreciation and amortization	196,562	203,501
Triple-net operating lease and ground lease rent expense	564,339	570,555
Income from unconsolidated affiliates related to real estate ventures	(2,701)	(2,695)
Adjusted EBITDAR	$1,234,827

Guarantor Financial Information

As of March 31, 2024, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that owns our 50% interest in BetMGM), and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	March 31, 2024	December 31, 2023
Balance Sheet	(In thousands)
Current assets	$3,400,778	$3,783,644
Intercompany debt due from non-guarantor subsidiaries	2,527,630	2,516,281
Other long-term assets	28,583,926	28,518,540
Other current liabilities	2,096,650	2,235,733
Intercompany debt due to non-guarantor subsidiaries	2,199,773	2,199,888
Other long-term liabilities	28,398,202	28,236,137

Three Months Ended March 31, 2024
Income Statement	(In thousands)
Net revenues	$2,742,021
Operating income	247,095
Intercompany interest income	61,169
Intercompany interest expense	(61,169)
Income before income taxes	161,772
Net income	116,831
Net income attributable to MGM Resorts International	116,831

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $549 million in the three months ended March 31, 2024 compared to $704 million in the prior year period. The decrease from the prior year period was due primarily to a decrease in working capital primarily related to payroll liabilities, partially offset by the increase in Adjusted Property EBITDAR at MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest.

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

Cash used in investing activities was $108 million in the three months ended March 31, 2024 compared to cash provided by investing activities of $212 million in the prior year period. In the three months ended March 31, 2024, we made payments of $172 million in capital expenditures, as further discussed below, contributed $10 million to unconsolidated affiliates, and received $105 million related to net short-term investments in debt securities. In comparison, in the prior year period we received $439 million in net cash related to the sale of the operations of Gold Strike Tunica, received $153 million in cash related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid, and made payments of $140 million in capital expenditures, as further discussed below, contributed $25 million to BetMGM, and made $218 million in net short-term investments in debt securities.

Capital Expenditures

We made capital expenditures of $172 million in the three months ended March 31, 2024, of which $15 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $157 million primarily related to information technology and room remodels.

We made capital expenditures of $140 million in the three months ended March 31, 2023, of which $6 million related to MGM China, for which the MGM China amount is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate entities of $134 million primarily related to expenditures in information technology, room remodels, and convention center remodels.

Financing activities. Cash used in financing activities was $629 million in the three months ended March 31, 2024 compared to $2.4 billion in the prior year period. In the three months ended March 31, 2024, we had net repayments of debt of $77 million, as further discussed below, paid $507 million for repurchases of our common stock as further discussed in Note 10, and distributed $12 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $1.8 billion, as further discussed below, distributed $18 million to noncontrolling interest owners, and repurchased $484 million of our common stock.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2024, we had net repayments of debt of $77 million, which consisted of net repayments on MGM China’s first revolving credit facility. The net repayments of debt were funded with cash on hand.

During the three months ended March 31, 2023, we had net repayments of debt of $1.8 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity, and aggregate repayments of $586 million on MGM China’s revolving credit facilities.

Share Repurchases

During the three months ended March 31, 2024, we paid $507 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $1.7 billion as of March 31, 2024.

During the three months ended March 31, 2023, we repurchased and retired $484 million of our common stock pursuant to our stock repurchase plans.

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

As of March 31, 2024, we had cash and cash equivalents of $2.7 billion, of which MGM China held $622 million, and we had $6.3 billion in principal amount of indebtedness, including $3.0 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility and, as of March 31, 2024, there was $294 million outstanding under MGM China’s first revolving credit facility.

In February 2024, we amended our senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. In April 2024, we issued $750 million in aggregate principal amount of 6.5% senior notes due 2032. In May 2024, we used the net proceeds to fund the redemption of our $750 million in aggregate principal amount of 6.75% notes due 2025.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of March 31, 2024, are approximately $185 million to $195 million, excluding MGM China, and approximately $345 million to $355 million on a consolidated basis, which includes MGM China.

We are also required, as of March 31, 2024, to make annual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2024 of approximately $675 million to $725 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $150 million to $200 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2024 that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, inclusive of a $500 million license fee, with the amount and timing of costs dependent upon progress of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project. We currently expect our share to be 306 billion yen (approximately $2.0 billion as of March 31, 2024), which we anticipate funding over the next five years, subject to changes in the progress and scope of the development. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

In March 2024, MGM China’s Board of Directors declared a special dividend for 2023 of $51 million, which was paid in April 2024, of which we received approximately $29 million and noncontrolling interests received approximately $22 million. A final dividend for 2023 was also declared in March 2024, subject to shareholders’ approval, which is expected in May 2024. If approved, MGM China would pay approximately $118 million in June 2024, of which we would receive approximately $66 million.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk

There have been no material changes in our market risk from the quantitative and qualitative disclosures about market risk included in our Form 10-K for the fiscal year ended December 31, 2023, other than those below.

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

As of March 31, 2024, variable rate borrowings represented approximately 5% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31, 2024
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$750	$1,925	$1,150	$1,425	$750	$1	$6,001	$5,886
Average interest rate	5.4%	6.0%	5.4%	5.1%	4.8%	7.0%	5.4%
Variable rate	$—	$—	$293	$—	$—	$—	$293	$293
Average interest rate	N/A	N/A	7.6%	N/A	N/A	N/A	7.6%

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York, expectations regarding the potential opportunity for gaming expansion in Dubai, and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; our ability to achieve our public social impact and sustainability goals; the impact to our business, operations and reputation from, and expenses and uncertainties associated with, the September 2023 cybersecurity issue; the timing and outcome of the claims and class actions against us and of the investigations by state and federal regulators, related to our September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds and the nature and scope of any claims, litigation or regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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
•current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments, including our rent payments, and to make planned expenditures;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 8 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes to those factors previously disclosed in our 2023 Annual Report on Form 10-K.

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay. and MGM Grand Las Vegas could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of March 31, 2024, we had approximately $6.3 billion of principal amount of indebtedness outstanding on a consolidated basis, including $3.0 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. We also provide for guarantees (i) in the amount of 12.65 billion yen (approximately $84 million as of March 31, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (ii) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. If we do not have sufficient cash on hand to satisfy any obligations with respect to any of these guarantees or our other financial commitments, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

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

Moreover, our businesses are capital intensive. For our owned, leased and managed properties to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including any potential future development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM as a leader in online sports betting and iGaming, investments in the growth of our international digital gaming business, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
January 1, 2024 — January 31, 2024	4,796,438	$43.27	4,796,438	$1,958,636
February 1, 2024 — February 29, 2024	3,535,536	$43.01	3,535,536	$1,806,577
March 1, 2024 — March 31, 2024	3,100,626	$43.19	3,100,626	$1,672,665

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

In February 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan, and, in November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended March 31, 2024 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.        Exhibits

10.1
Second Amendment to Credit Agreement, dated as of February 9, 2024, among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 14, 2024).

10.2
Core Shareholders, etc. Support Letter, dated March 29, 2024, among Osaka IR KK, as Borrower, the Company, MGM Resorts Japan LLC and ORIX Corporation, as Core Shareholders, etc., MUFG Bank Ltd, as Facility Agent, Sumitomo Mitsui Banking Corporation, as Securities Agent, and certain lenders party thereto (English translation of Japanese original).

10.3	Guarantee and Keep-Well Letter, dated September 28, 2023, by MGM Resorts International, as guarantor, to Osaka Prefecture and Osaka City (English translation of Japanese original).

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: May 1, 2024	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: May 1, 2024		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)