Form 10-Q
period 2024-06-30
MGM Resorts International
filed 2024-07-31
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2024
Common Stock, $0.01 par value	303,769,722 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,414,195	$2,927,833
Accounts receivable, net	1,016,898	929,135
Inventories	147,863	141,678
Income tax receivable	207,601	141,444
Prepaid expenses and other	622,579	770,503
Total current assets	4,409,136	4,910,593

Property and equipment, net	5,715,638	5,449,544

Other assets
Investments in and advances to unconsolidated affiliates	237,821	240,803
Goodwill	5,153,446	5,165,694
Other intangible assets, net	1,658,403	1,724,582
Operating lease right-of-use assets, net	23,785,252	24,027,465
Other long-term assets, net	855,765	849,867
Total other assets	31,690,687	32,008,411
	$41,815,461	$42,368,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$401,924	$461,718
Accrued interest on long-term debt	57,506	60,173
Other accrued liabilities	2,540,743	2,604,177
Total current liabilities	3,000,173	3,126,068

Deferred income taxes, net	2,797,378	2,860,997
Long-term debt, net	6,292,676	6,343,810
Operating lease liabilities	25,110,920	25,127,464
Other long-term obligations	768,001	542,708
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	32,168	33,356
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 304,964,825 and 326,550,141 shares	3,050	3,266
Capital in excess of par value	—	—
Retained earnings	3,172,243	3,664,008
Accumulated other comprehensive income	37,383	143,896
Total MGM Resorts International stockholders’ equity	3,212,676	3,811,170
Noncontrolling interests	601,469	522,975
Total stockholders’ equity	3,814,145	4,334,145
	$41,815,461	$42,368,548
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Casino	$2,212,759	$1,951,382	$4,453,854	$3,833,810
Rooms	898,998	815,323	1,855,399	1,663,811
Food and beverage	802,138	743,236	1,571,541	1,465,367
Entertainment, retail and other	401,605	420,711	805,996	830,289
Reimbursed costs	11,875	11,555	24,055	22,226
	4,327,375	3,942,207	8,710,845	7,815,503
Expenses
Casino	1,221,755	1,025,745	2,493,599	2,016,635
Rooms	277,849	250,300	552,257	490,414
Food and beverage	571,430	537,824	1,129,510	1,049,416
Entertainment, retail and other	240,272	258,472	484,569	502,000
Reimbursed costs	11,875	11,555	24,055	22,226
General and administrative	1,210,968	1,144,390	2,405,650	2,279,930
Corporate expense	124,078	117,088	253,744	244,647
Preopening and start-up expenses	855	149	1,950	288
Property transactions, net	16,477	5,614	33,631	(390,462)
Depreciation and amortization	191,976	203,503	388,538	407,004
	3,867,535	3,554,640	7,767,503	6,622,098
Loss from unconsolidated affiliates	(34,184)	(16,189)	(59,308)	(91,188)
Operating income	425,656	371,378	884,034	1,102,217
Non-operating income (expense)
Interest expense, net of amounts capitalized	(112,739)	(111,945)	(222,776)	(242,245)
Non-operating items from unconsolidated affiliates	1,762	(441)	1,626	(1,625)
Other, net	(43,431)	23,693	(48,237)	70,000
	(154,408)	(88,693)	(269,387)	(173,870)
Income before income taxes	271,248	282,685	614,647	928,347
Benefit (provision) for income taxes	11,554	(39,141)	(32,119)	(204,920)
Net income	282,802	243,544	582,528	723,427
Less: Net income attributable to noncontrolling interests	(95,730)	(42,748)	(177,980)	(55,824)
Net income attributable to MGM Resorts International	$187,072	$200,796	$404,548	$667,603
Earnings per share
Basic	$0.60	$0.56	$1.28	$1.82
Diluted	$0.60	$0.55	$1.27	$1.80
Weighted average common shares outstanding
Basic	311,179	361,050	315,837	367,535
Diluted	314,420	365,339	319,092	371,685
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$282,802	$243,544	$582,528	$723,427
Other comprehensive loss, net of tax:
Foreign currency translation	(21,078)	(6,040)	(106,268)	(6,089)
Other	—	—	—	871
Other comprehensive loss	(21,078)	(6,040)	(106,268)	(5,218)
Comprehensive income	261,724	237,504	476,260	718,209
Less: Comprehensive income attributable to noncontrolling interests	(97,079)	(43,459)	(178,225)	(54,048)
Comprehensive income attributable to MGM Resorts International	$164,645	$194,045	$298,035	$664,161
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$582,528	$723,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,538	407,004
Amortization of debt discounts, premiums and issuance costs	13,708	13,876
Loss on retirement of long-term debt	2,013	—
Provision for credit losses	29,838	22,303
Stock-based compensation	39,325	35,121
Foreign currency transaction (gain) loss	(37,166)	21,298
Property transactions, net	33,631	(390,462)
Noncash lease expense	257,430	261,082
Other investment losses (gains)	43,760	(12,383)
Loss from unconsolidated affiliates	57,682	92,813
Distributions from unconsolidated affiliates	11,088	7,539
Deferred income taxes	(59,747)	35,822
Change in operating assets and liabilities:
Accounts receivable	(74,066)	111,740
Inventories	(6,178)	(4,811)
Income taxes receivable and payable, net	(70,944)	(48,452)
Prepaid expenses and other	(3,996)	(3,404)
Accounts payable and accrued liabilities	(286,246)	(11,926)
Other	102,311	20,172
Net cash provided by operating activities	1,023,509	1,280,759
Cash flows from investing activities
Capital expenditures	(410,322)	(393,297)
Dispositions of property and equipment	1,681	5,624
Investments in unconsolidated affiliates	(41,198)	(73,788)
Proceeds from sale of operating resorts	—	460,392
Acquisitions, net of cash acquired	(491)	—
Proceeds from repayment of principal on note receivable	—	152,518
Distributions from unconsolidated affiliates	1,202	6,019
Investments and other	63,719	(216,485)
Net cash used in investing activities	(385,409)	(59,017)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	207,749	(758,441)
Issuance of long-term debt	1,250,000	—
Repayment of long-term debt	(1,500,000)	(1,250,000)
Debt issuance costs	(25,323)	—
Distributions to noncontrolling interest owners	(94,936)	(161,617)
Repurchases of common stock	(915,337)	(1,103,219)
Other	(45,605)	(56,259)
Net cash used in financing activities	(1,123,452)	(3,329,536)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(28,269)	(24,393)
Change in cash and cash equivalents classified as assets held for sale	—	25,938
Cash, cash equivalents, and restricted cash
Net change for the period	(513,621)	(2,106,249)
Balance, beginning of period	3,014,896	6,036,388
Balance, end of period	$2,501,275	$3,930,139
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$211,735	$250,469
Federal, state and foreign income taxes paid, net	165,936	216,873
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$—	$226,083
MGM Grand Paradise gaming concession payment obligation	—	226,083
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2024	314,915	$3,149	$—	$3,393,805	$59,810	$3,456,764	$570,513	$4,027,277
Net income	—	—	—	187,072	—	187,072	95,624	282,696
Currency translation adjustment	—	—	—	—	(22,427)	(22,427)	1,349	(21,078)
Stock-based compensation	—	—	11,729	—	—	11,729	700	12,429
Issuance of common stock pursuant to stock-based compensation awards	44	—	(597)	—	—	(597)	—	(597)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(61,106)	(61,106)
Repurchases of common stock	(9,994)	(99)	(3,978)	(408,732)	—	(412,809)	—	(412,809)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	98	—	98	—	98
Other	—	—	(7,154)	—	—	(7,154)	(5,611)	(12,765)
Balances, June 30, 2024	304,965	$3,050	$—	$3,172,243	$37,383	$3,212,676	$601,469	$3,814,145

Balances, January 1, 2024	326,550	$3,266	$—	$3,664,008	$143,896	$3,811,170	$522,975	$4,334,145
Net income	—	—	—	404,548	—	404,548	177,672	582,220
Currency translation adjustment	—	—	—	—	(106,513)	(106,513)	245	(106,268)
Stock-based compensation	—	—	37,623	—	—	37,623	1,407	39,030
Issuance of common stock pursuant to stock-based compensation awards	112	—	(1,758)	—	—	(1,758)	—	(1,758)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(94,289)	(94,289)
Repurchases of common stock	(21,697)	(216)	(27,531)	(896,544)	—	(924,291)	—	(924,291)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	231	—	231	—	231
Other	—	—	(8,334)	—	—	(8,334)	(6,541)	(14,875)
Balances, June 30, 2024	304,965	$3,050	$—	$3,172,243	$37,383	$3,212,676	$601,469	$3,814,145

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

As of June 30, 2024, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements.

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
•Level 2 inputs for its derivatives, and
•Level 1 and Level 2 inputs for its debt investments.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $385 million and $435 million as of June 30, 2024 and December 31, 2023, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and six months ended June 30, 2024, the Company recorded a net loss on its equity investments of $26 million and $50 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a net gain on its equity investments of $6 million and $5 million, respectively.

Derivatives. The Company uses derivatives that are not designated for hedge accounting. The changes in fair value of these derivatives are recorded within “Other, net” in the statements of operations and within “Other” in operating activities in the statements of cash flows. The balance sheet classification of the derivatives in a current liability position are within “Other accrued liabilities,” a long-term liability position are within “Other long-term obligations,” a current asset position are within “Prepaid expenses and other,” and a long-term asset position are within “Other long-term assets, net.”

As of June 30, 2024, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of June 30, 2024, the fair value of derivatives were $81 million, with $35 million as a current liability and $46 million as a long-term liability. As of December 31, 2023, the fair value of derivatives classified as assets were $10 million, with $1 million in current assets and $9 million in long-term assets, and liabilities of $17 million, with $8 million in current liabilities and $9 million in long-term liabilities.

For the three and six months ended June 30, 2024, the Company recorded a net loss on its derivatives of $62 million and $100 million, respectively.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	June 30, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$108,825	$18,828
Cash and cash equivalents		108,825	18,828
Short-term investments:
U.S. government securities	Level 1	5,033	37,805
U.S. agency securities	Level 2	—	9,804
Corporate bonds	Level 2	277,409	364,926
Asset-backed securities	Level 2	14,950	7,170
Short-term investments		297,392	419,705
Total debt investments		$406,217	$438,533

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of June 30, 2024 and December 31, 2023, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of June 30, 2024 and December 31, 2023.

Accounts receivable. As of June 30, 2024 and December 31, 2023, the loss reserve on accounts receivable was $136 million and $130 million, respectively.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment.

Accounts payable. As of June 30, 2024 and December 31, 2023, the Company had accrued $78 million and $84 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2024	2023	2024	2023	2024	2023
	(In thousands)
Balance at January 1	$211,606	$185,669	$201,973	$183,602	$766,226	$816,376
Balance at June 30	213,685	196,446	203,099	194,570	799,658	806,072
Increase / (decrease)	$2,079	$10,777	$1,126	$10,968	$33,432	$(10,304)

The January 1, 2023 balances exclude liabilities related to assets held for sale related to Gold Strike Tunica.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and six months ended June 30, 2024, lease revenues from third-party tenants include $21 million and $41 million recorded within food and beverage revenue, respectively and $29 million and $58 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and six months ended June 30, 2023, lease revenues from third-party tenants include $19 million and $37 million recorded within food and beverage revenue, respectively and $29 million and $59 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

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

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $238 million and $241 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s share of losses of BetMGM in excess of its equity method investment balance is $48 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.

In July 2024, the Company contributed 22.2 billion yen (approximately $138 million) to Osaka IR KK.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Loss from unconsolidated affiliates	$(34,184)	$(16,189)	$(59,308)	$(91,188)
Non-operating items from unconsolidated affiliates	1,762	(441)	1,626	(1,625)
	$(32,422)	$(16,630)	$(57,682)	$(92,813)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
BetMGM	$(38,391)	$(22,499)	$(70,992)	$(104,372)
Other	4,207	6,310	11,684	13,184
	$(34,184)	$(16,189)	$(59,308)	$(91,188)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
MGM China first revolving credit facility	$578,823	$371,300
5.375% MGM China senior notes, due 2024	—	750,000
6.75% senior notes, due 2025	—	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
7.125% MGM China senior notes, due 2031	500,000	—
6.5% senior notes, due 2032	750,000	—
7% debentures, due 2036	552	552
	6,329,375	6,371,852
Less: Unamortized discounts and debt issuance costs, net	(36,699)	(28,042)
	$6,292,676	$6,343,810

Debt due within one year of the June 30, 2024 balance sheet was classified as long-term as the Company and MGM China have both the intent and ability to refinance the current maturities on a long-term basis under the respective revolving credit facilities.

Senior secured credit facility. In February 2024, the Company amended its senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. At June 30, 2024, no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at June 30, 2024.

MGM China first revolving credit facility. At June 30, 2024, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.2 billion) unsecured revolving credit facility, which matures in May 2026, and had a weighted average interest rate of 7.18%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at June 30, 2024.

MGM China second revolving credit facility. At June 30, 2024, the MGM China second revolving credit facility consisted of a HK$5.85 billion (approximately $749 million) unsecured revolving credit facility. The option to increase the amount of the facility was further exercised in May 2024, increasing the facility by HK$1.26 billion (approximately $161 million) to its full capacity of HK$5.85 billion. At June 30, 2024, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at June 30, 2024.

Senior notes. In April 2024, the Company issued $750 million in aggregate principal amount of 6.5% notes due 2032. The Company used the net proceeds from the offering to fund the early redemption of its $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024.

In March 2023, the Company repaid its $1.25 billion 6% notes due 2023 upon maturity.

MGM China senior notes. In June 2024, MGM China issued $500 million in aggregate principal amount of 7.125% notes due 2031.

In May 2024, MGM China repaid its $750 million in aggregate principal amount of 5.375% notes due 2024.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.2 billion and $6.3 billion at June 30, 2024 and December 31, 2023, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (4.3%) and 5.2% for the three and six months ended June 30, 2024, respectively, compared to 13.8% and 22.1% for the three and six months ended June 30, 2023, respectively.

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

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$575,258	$575,472	$1,150,201	$1,156,460

Finance lease costs
Interest expense	$9,926	$3,107	$18,810	$4,521
Amortization expense	13,060	17,313	25,956	34,839
Total finance lease costs	$22,986	$20,420	$44,766	$39,360
(1)Operating lease cost includes $83 million for each of the three months ended June 30, 2024 and 2023 and $166 million for each of the six months ended June 30, 2024 and 2023 related to the Bellagio lease, which is held with a related party.

	June 30, 2024	December 31, 2023
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,785,252	$24,027,465
Operating lease liabilities - current, classified within “Other accrued liabilities”	$83,235	$74,988
Operating lease liabilities - long-term(2)	25,110,920	25,127,464
Total operating lease liabilities	$25,194,155	$25,202,452

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$248,980	$85,783
Finance lease liabilities - current, classified within “Other accrued liabilities”	$55,736	$9,166
Finance lease liabilities - long-term, classified within “Other long-term obligations”	205,413	85,391
Total finance lease liabilities	$261,149	$94,557

Weighted average remaining lease term (years)
Operating leases	25	25
Finance leases	10	22

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of June 30, 2024 and December 31, 2023, operating lease right-of-use assets, net included $3.4 billion and $3.5 billion related to the Bellagio lease, respectively.
(2)As of June 30, 2024 and December 31, 2023, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of June 30, 2024, operating lease liabilities – current included $1 million related to the Bellagio lease.

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$916,403	$904,726
Operating cash outflows from finance leases	7,471	3,395
Financing cash outflows from finance leases(1)	22,536	34,773

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,351	$11,245
Finance leases	186,924	518
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2024 (excluding the six months ended June 30, 2024)	$920,263	$37,835
2025	1,863,649	61,968
2026	1,889,504	58,536
2027	1,917,105	58,306
2028	1,945,255	7,165
Thereafter	48,944,106	128,248
Total future minimum lease payments	57,479,882	352,058
Less: Amount of lease payments representing interest	(32,285,727)	(90,909)
Present value of future minimum lease payments	25,194,155	261,149
Less: Current portion	(83,235)	(55,736)
Long-term portion of lease liabilities	$25,110,920	$205,413

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

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of June 30, 2024) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of June 30, 2024, MOP 700 million of the bank guarantees (approximately $87 million as of June 30, 2024) were secured by pledged cash.

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

MGM/Osaka IR KK guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $79 million as of June 30, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in Osaka IR KK, which had a carrying value of $131 million as of June 30, 2024, is pledged as collateral for Osaka IR KK’s obligations under its credit agreement.

MGM/Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, which is approximately 306 billion yen (approximately $1.9 billion as of June 30, 2024). The amount and timing of funding may vary based upon the progress and scope of the development. In July 2024, the Company funded 22.2 billion yen (approximately $138 million) to Osaka IR KK, as mentioned in Note 4.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At June 30, 2024, $28 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 9 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$187,072	$200,796	$404,548	$667,603
Adjustment related to redeemable noncontrolling interests	98	114	231	1,410
Net income attributable to common stockholders – basic and diluted	$187,170	$200,910	$404,779	$669,013
Denominator:
Weighted-average common shares outstanding – basic	311,179	361,050	315,837	367,535
Potential dilution from stock-based awards	3,241	4,289	3,255	4,150
Weighted-average common and common equivalent shares – diluted	314,420	365,339	319,092	371,685
Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	414	261	295	268

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

During the three months ended June 30, 2024, the Company repurchased approximately 10 million shares of its common stock for an aggregate amount of $413 million. During the six months ended June 30, 2024, the Company repurchased approximately 22 million shares of its common stock for an aggregate amount of $924 million. In connection with these repurchases, the February 2023 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $1.3 billion as of June 30, 2024.

Subsequent to June 30, 2024, the Company repurchased approximately 1 million shares of its common stock for an aggregate amount of $59 million, excluding excise tax. Repurchased shares were retired.

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

The following tables present the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$484,739	$492,212	$982,287	$992,775
Rooms	767,294	706,715	1,594,547	1,458,406
Food and beverage	624,241	598,771	1,223,522	1,181,398
Entertainment, retail and other	329,188	348,952	660,135	690,223
	2,205,462	2,146,650	4,460,491	4,322,802
Regional Operations
Casino	684,037	679,430	1,369,005	1,396,407
Rooms	78,532	76,929	144,465	144,233
Food and beverage	111,906	111,491	219,659	223,370
Entertainment, retail and other, and reimbursed costs	52,663	58,250	103,488	107,933
	927,138	926,100	1,836,617	1,871,943
MGM China
Casino	891,241	669,658	1,811,289	1,224,930
Rooms	53,171	31,679	116,386	61,172
Food and beverage	65,991	32,973	128,360	60,598
Entertainment, retail and other	7,788	6,645	18,173	11,847
	1,018,191	740,955	2,074,208	1,358,547
Reportable segment net revenues	4,150,791	3,813,705	8,371,316	7,553,292
Corporate and other	176,584	128,502	339,529	262,211
	$4,327,375	$3,942,207	$8,710,845	$7,815,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$782,289	$776,529	$1,610,077	$1,612,338
Regional Operations	288,378	293,767	562,480	606,942
MGM China	293,863	209,389	595,049	378,337
Reportable segment Adjusted Property EBITDAR	1,364,530	1,279,685	2,767,606	2,597,617

Other operating income (expense)
Corporate and other, net	(168,047)	(137,578)	(336,296)	(349,247)
Preopening and start-up expenses	(855)	(149)	(1,950)	(288)
Property transactions, net	(16,477)	(5,614)	(33,631)	390,462
Depreciation and amortization	(191,976)	(203,503)	(388,538)	(407,004)
Triple-net operating lease and ground lease rent expense	(564,186)	(564,158)	(1,128,525)	(1,134,713)
Income from unconsolidated affiliates related to real estate ventures	2,667	2,695	5,368	5,390
Operating income	425,656	371,378	884,034	1,102,217
Non-operating income (expense)
Interest expense, net of amounts capitalized	(112,739)	(111,945)	(222,776)	(242,245)
Non-operating items from unconsolidated affiliates	1,762	(441)	1,626	(1,625)
Other, net	(43,431)	23,693	(48,237)	70,000
	(154,408)	(88,693)	(269,387)	(173,870)
Income before income taxes	271,248	282,685	614,647	928,347
Benefit (provision) for income taxes	11,554	(39,141)	(32,119)	(204,920)
Net income	282,802	243,544	582,528	723,427
Less: Net income attributable to noncontrolling interests	(95,730)	(42,748)	(177,980)	(55,824)
Net income attributable to MGM Resorts International	$187,072	$200,796	$404,548	$667,603

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net revenues	$4,327,375	$3,942,207	$8,710,845	$7,815,503
Operating income	425,656	371,378	884,034	1,102,217
Net income	282,802	243,544	582,528	723,427
Net income attributable to MGM Resorts International	187,072	200,796	404,548	667,603

Consolidated net revenues increased 10% for the three months ended June 30, 2024 compared to the prior year quarter due primarily to a 37% increase at MGM China as a result of the continued ramp up of operations in Macau and an increase at our Las Vegas Strip Resorts of 3%. Net revenues at our Regional Operations were flat.

Consolidated operating income increased 15% for the three months ended June 30, 2024 compared to the prior year quarter due primarily to the increase in net revenues, as discussed above.

Consolidated net revenues increased 11% for the six months ended June 30, 2024 compared to the prior year period due primarily to a 53% increase at MGM China and a 3% increase at our Las Vegas Strip Resorts, partially offset by a 2% decrease at our Regional Operations.

Consolidated operating income decreased 20% for the six months ended June 30, 2024 compared to the prior year period. The decrease was due primarily to the $399 million gain in the prior year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, partially offset by the increase in net revenues discussed above.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Las Vegas Strip Resorts
Casino	$484,739	$492,212	$982,287	$992,775
Rooms	767,294	706,715	1,594,547	1,458,406
Food and beverage	624,241	598,771	1,223,522	1,181,398
Entertainment, retail and other	329,188	348,952	660,135	690,223
	2,205,462	2,146,650	4,460,491	4,322,802
Regional Operations
Casino	684,037	679,430	1,369,005	1,396,407
Rooms	78,532	76,929	144,465	144,233
Food and beverage	111,906	111,491	219,659	223,370
Entertainment, retail and other, and reimbursed costs	52,663	58,250	103,488	107,933
	927,138	926,100	1,836,617	1,871,943
MGM China
Casino	891,241	669,658	1,811,289	1,224,930
Rooms	53,171	31,679	116,386	61,172
Food and beverage	65,991	32,973	128,360	60,598
Entertainment, retail and other	7,788	6,645	18,173	11,847
	1,018,191	740,955	2,074,208	1,358,547
Reportable segment net revenues	4,150,791	3,813,705	8,371,316	7,553,292
Corporate and other	176,584	128,502	339,529	262,211
	$4,327,375	$3,942,207	$8,710,845	$7,815,503

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues increased 3% for the three and six months ended June 30, 2024 due primarily to the increase in rooms revenue and food and beverage revenue in the current year quarter and period, partially offset by the decrease in casino revenue, discussed below.

Las Vegas Strip Resorts casino revenue decreased 2% for the three months ended June 30, 2024 compared to the prior year quarter due primarily to the decrease in slot handle, partially offset by an increase in table games win percentage. Las Vegas Strip Resorts casino revenue decreased 1% for the six months ended June 30, 2024 compared to the prior year period.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Table games drop	$1,506	$1,498	$3,043	$3,022
Table games win	$364	$345	$752	$691
Table games win %	24.2%	23.1%	24.7%	22.9%
Slot handle	$5,662	$5,947	$11,079	$11,706
Slot win	$528	$551	$1,038	$1,094
Slot win %	9.3%	9.3%	9.4%	9.4%

Las Vegas Strip Resorts rooms revenue increased 9% for the three months ended June 30, 2024 compared to the prior year quarter and increased 9% for the six months ended June 30, 2024 compared to the prior year period due primarily to an increase in ADR in the current year periods.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Occupancy	97%	96%	95%	94%
Average daily rate (ADR)	$248	$234	$263	$246
Revenue per available room (RevPAR)	$240	$224	$249	$231

Las Vegas Strip Resorts food and beverage revenue increased 4% for the three months ended June 30, 2024 compared to the prior year quarter and increased 4% for the six months ended June 30, 2024 compared to the prior year period due primarily to an increase in catering and banquet revenue in the current year periods.

Las Vegas Strip Resorts entertainment, retail, and other revenues decreased 6% for the three months ended June 30, 2024 compared to the prior year quarter and decreased 4% for the six months ended June 30, 2024 compared to the prior year period due primarily to a decrease in theater and attrition revenue in the current year periods.

Regional Operations

Regional Operations net revenues for the three months ended June 30, 2024 were flat compared to the prior year quarter. Regional Operations net revenues decreased 2% for the six months ended June 30, 2024 compared to the prior year period due primarily to the disposition of Gold Strike Tunica.

Regional Operations casino revenue increased 1% for the three months ended June 30, 2024 compared to the prior year quarter. Regional Operations casino revenue decreased 2% for the six months ended June 30, 2024 compared to the prior year period due primarily to the disposition of Gold Strike Tunica.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Table games drop	$953	$935	$1,914	$1,947
Table games win	$200	$205	$402	$419
Table games win %	21.0%	22.0%	21.0%	21.5%
Slot handle	$6,689	$6,771	$13,301	$13,770
Slot win	$662	$649	$1,303	$1,318
Slot win %	9.9%	9.6%	9.8%	9.6%

Regional Operations rooms revenue increased 2% for the three months ended June 30, 2024 compared to the prior year quarter due primarily to an increase in occupied room nights. Regional Operations rooms revenue was flat for the six months ended June 30, 2024 compared to the prior year period due primarily to the disposition of the Gold Strike Tunica.

Regional Operations food and beverage revenue for the three months ended June 30, 2024 was flat compared to the prior year quarter. Regional Operations food and beverage revenue decreased 2% for the six months ended June 30, 2024 compared to the prior year period due primarily to the disposition of the Gold Strike Tunica.

Regional Operations entertainment, retail, and other revenue decreased 10% for the three months ended June 30, 2024 compared to the prior year quarter and decreased 4% for the six months ended June 30, 2024 compared to the prior year period due primarily to a stronger event calendar in the prior year periods.

MGM China

MGM China net revenues increased 37% for the three months ended June 30, 2024 compared to the prior year quarter and increased 53% for the six months ended June 30, 2024 compared to the prior year period, due primarily to an increase in casino revenue in the current year periods, discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Main floor table games drop	$3,835	$2,872	$7,657	$5,050
Main floor table games win	$939	$626	$1,889	$1,149
Main floor table games win %	24.5%	21.8%	24.7%	22.8%

MGM China casino revenues increased 33% for the three months ended June 30, 2024 compared to the prior year quarter and increased 48% for the six months ended June 30, 2024 compared to the prior year period due primarily to the continued ramp up of operations after the COVID-19 related restrictions were removed in the first quarter of 2023 in Macau.

Corporate and other

Corporate and other revenue primarily includes revenues from LeoVegas, other corporate operations, and management services. The increase in the three and six months ended June 30, 2024 compared to the comparative prior year periods is due primarily to the increase in LeoVegas revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Las Vegas Strip Resorts	$782,289	$776,529	$1,610,077	$1,612,338
Regional Operations	288,378	293,767	562,480	606,942
MGM China	293,863	209,389	595,049	378,337
Corporate and other	(168,047)	(137,578)	(336,296)	(349,247)
Adjusted EBITDAR	$1,196,483		$2,431,310

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 1% for the three months ended June 30, 2024 compared to the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 35.5% for the three months ended June 30, 2024, compared to 36.2% in the prior year quarter due primarily to an increase in payroll related expenses and professional services, partially offset by the increase in ADR discussed above.

Las Vegas Strip Resorts Adjusted Property EBITDAR was flat for the six months ended June 30, 2024 compared to the prior year period. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 36.1% for the six months ended June 30, 2024, compared to 37.3% in the prior year period due primarily to an increase in payroll related expenses and professional services, partially offset by the increase in ADR discussed above.

Regional Operations

Regional Operations Adjusted Property EBITDAR decreased 2% for the three months ended June 30, 2024, compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin was 31.1% for the three months ended June 30, 2024 compared to 31.7% in the prior year quarter due primarily to an increase in payroll related expenses.

Regional Operations Adjusted Property EBITDAR decreased 7% for the six months ended June 30, 2024, compared to the prior year period. Regional Operations Adjusted Property EBITDAR margin was 30.6% for the six months ended June 30, 2024, compared to 32.4% in the prior year period due primarily to an increase in payroll related expenses and the disposition of Gold Strike Tunica.

MGM China

MGM China Adjusted Property EBITDAR increased 40% for the three months ended June 30, 2024 compared to the prior year quarter. MGM China Adjusted Property EBITDAR margin was 28.9% for the three months ended June 30, 2024 compared to 28.3% in the prior year quarter due primarily to the increase in casino revenues, discussed above.

MGM China Adjusted Property EBITDAR increased 57% for the six months ended June 30, 2024, compared to the prior year period. MGM China Adjusted Property EBITDAR margin was 28.7% for the six months ended June 30, 2024, compared to 27.8% in the prior year period due primarily to the increase in casino revenues, discussed above.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
BetMGM	$(38,391)	$(22,499)	$(70,992)	$(104,372)
Other	4,207	6,310	11,684	13,184
	$(34,184)	$(16,189)	$(59,308)	$(91,188)

Non-operating Results

Interest Expense

Gross interest expense was $113 million for each of the three months ended June 30, 2024 and 2023, and $224 million and $243 million for the six months ended June 30, 2024 and 2023, respectively. Gross interest expense for the six months ended June 30, 2024 is due primarily to a decrease in debt outstanding as a result of the repayment of the $1.25 billion 6% senior notes in March 2023, the redemption of the $750 million 6.75% senior notes in May 2024, the repayment of MGM China’s $750 million 5.375% senior notes in May 2024, the decrease in the average debt outstanding under MGM China’s first revolving credit facility, and the repayment of the LeoVegas senior notes in August 2023, partially offset by the issuance of $750 million 6.5% senior notes in April 2024 and the issuance of MGM China’s $500 million 7.125%% senior notes in June 2024. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other, net was expense of $43 million and income of $24 million for the three months ended June 30, 2024 and 2023, respectively. Other expense, net for the three months ended June 30, 2024 was primarily comprised of a loss related to foreign currency contracts of $62 million, a loss related to debt and equity investments of $23 million, partially offset by interest and dividend income of $22 million. Other income, net for the three months ended June 30, 2023 was primarily comprised of interest and dividend income of $40 million, partially offset by a loss related to foreign currency contracts of $16 million.

Other, net was expense of $48 million and income of $70 million for the six months ended June 30, 2024 and 2023, respectively. Other expense, net for the six months ended June 30, 2024 was primarily comprised of a loss related to foreign currency contracts of $100 million, a loss related to debt and equity investments of $44 million, partially offset by a foreign currency transaction gain of $37 million and interest and dividend income of $44 million. Other income, net for the six months ended June 30, 2023 was primarily comprised of interest and dividend income of $97 million, partially offset by a foreign currency transaction loss of $21 million.

Income Taxes

Our effective income tax rate was (4.3%) and 5.2% for the three and six months ended June 30, 2024, respectively, compared to 13.8% and 22.1% for the three and six months ended June 30, 2023, respectively. The effective rate for the three and six months ended June 30, 2024 was favorably impacted by an increase in Macau gaming profits which are exempt from complementary tax. The effective rate for the three months ended June 30, 2024 was also driven by a decrease in the valuation allowance for Macau deferred tax assets.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income attributable to MGM Resorts International	$187,072	$200,796	$404,548	$667,603
Plus: Net income attributable to noncontrolling interests	95,730	42,748	177,980	55,824
Net income	282,802	243,544	582,528	723,427
(Benefit) provision for income taxes	(11,554)	39,141	32,119	204,920
Income before income taxes	271,248	282,685	614,647	928,347
Non-operating (income) expense:
Interest expense, net of amounts capitalized	112,739	111,945	222,776	242,245
Non-operating items from unconsolidated affiliates	(1,762)	441	(1,626)	1,625
Other, net	43,431	(23,693)	48,237	(70,000)
	154,408	88,693	269,387	173,870
Operating income	425,656	371,378	884,034	1,102,217
Preopening and start-up expenses	855	149	1,950	288
Property transactions, net	16,477	5,614	33,631	(390,462)
Depreciation and amortization	191,976	203,503	388,538	407,004
Triple-net operating lease and ground lease rent expense	564,186	564,158	1,128,525	1,134,713
Income from unconsolidated affiliates related to real estate ventures	(2,667)	(2,695)	(5,368)	(5,390)
Adjusted EBITDAR	$1,196,483		$2,431,310

Guarantor Financial Information

As of June 30, 2024, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that owns our 50% interest in BetMGM), MGM Live Dealer Streaming, LLC, and each of their respective subsidiaries. Our foreign subsidiaries, including LeoVegas, MGM China, and each of their respective subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guarantee the senior notes. In addition, the obligations of each subsidiary guarantor under its guarantee are limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	June 30, 2024	December 31, 2023
Balance Sheet	(In thousands)
Current assets	$3,193,968	$3,783,644
Intercompany debt due from non-guarantor subsidiaries	2,558,881	2,516,281
Other long-term assets	28,556,797	28,518,540
Other current liabilities	2,079,777	2,235,733
Intercompany debt due to non-guarantor subsidiaries	2,199,656	2,199,888
Other long-term liabilities	28,376,977	28,236,137

Six Months Ended June 30, 2024
Income Statement	(In thousands)
Net revenues	$5,451,050
Operating income	466,209
Intercompany interest income	135,980
Intercompany interest expense	(122,335)
Income before income taxes	287,257
Net income	242,390
Net income attributable to MGM Resorts International	228,745

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $1.0 billion in the six months ended June 30, 2024 compared to $1.3 billion in the prior year period. The decrease from the prior year period was due primarily to changes in working capital primarily related to payroll liabilities, gaming taxes, payables, and receivables, partially offset by the increase in Adjusted Property EBITDAR at MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest and taxes.

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

Cash used in investing activities was $385 million in the six months ended June 30, 2024 compared to $59 million in the prior year period. In the six months ended June 30, 2024, we made payments of $410 million in capital expenditures, as further discussed below, contributed $41 million to unconsolidated affiliates, and received $122 million related to net short-term investments in debt securities. In comparison, in the prior year period we received $447 million in net cash related to the sale of the operations of Gold Strike Tunica, received $153 million in cash related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid, made payments of $393 million in capital expenditures, as further discussed below, contributed $50 million to BetMGM, and made $216 million in net short-term investments in debt securities.

Capital Expenditures

We made capital expenditures of $410 million in the six months ended June 30, 2024, of which $40 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $370 million primarily related to information technology and room remodels.

We made capital expenditures of $393 million in the six months ended June 30, 2023, of which $20 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate and other entities of $373 million primarily related to expenditures in information technology, room remodels, and convention center remodels.

Financing activities. Cash used in financing activities was $1.1 billion in the six months ended June 30, 2024 compared to $3.3 billion in the prior year period. In the six months ended June 30, 2024, we had net repayments of debt of $42 million, as further discussed below, paid $915 million for repurchases of our common stock as further discussed in Note 10, and distributed $95 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $2.0 billion, as further discussed below, distributed $162 million to noncontrolling interest owners, and repurchased $1.1 billion of our common stock.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2024, we had net repayments of debt of $42 million, which primarily consisted of our issuance of $750 million of aggregate principal amount of 6.5% notes due 2032 and the issuance of MGM China’s $500 million of aggregate principal amount of 7.125% notes due 2031, net draws of $208 million on MGM China’s first revolving credit facility, the repayment of $750 million of aggregate principal amount of our 6.75% notes due 2025, and the repayment of MGM China’s $750 million of aggregate principal amount of 5.375% notes due 2024 upon maturity.

The net proceeds from the issuance of the $750 million 6.5% notes due 2032 were used to fund the early redemption our $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024. The repayment of MGM China’s $750 million 5.375% notes due 2024 was funded with draws on its first revolving credit facility, which were partially repaid with the proceeds from the issuance of its $500 million 7.125% notes due 2031.

During the six months ended June 30, 2023, we had net repayments of debt of $2.0 billion, which consisted of the repayment of $1.25 billion of aggregate principal amount of our 6% senior notes due 2023 upon maturity, and aggregate net repayments of $758 million on MGM China’s revolving credit facilities.

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the six months ended June 30, 2024, we paid $915 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $1.3 billion as of June 30, 2024.

During the six months ended June 30, 2023, we repurchased and retired $1.1 billion of our common stock pursuant to our stock repurchase plans.

In March 2024, MGM China’s Board of Directors declared a special dividend for 2023 of $51 million, which was paid in April 2024, of which we received approximately $29 million and noncontrolling interests received approximately $22 million. A final dividend for 2023 of $118 million was declared in March 2024, approved by the shareholders in May 2024, and paid in June 2024, of which we received approximately $66 million and noncontrolling interests received approximately $52 million.

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

As of June 30, 2024, we had cash and cash equivalents of $2.4 billion, of which MGM China held $668 million, and we had $6.3 billion in principal amount of indebtedness, including $3.1 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility and, as of June 30, 2024, there was $579 million outstanding under MGM China’s first revolving credit facility.

In February 2024, we amended our senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. In May 2024, MGM China further exercised the option to increase the amount of the second revolving facility to its full capacity, as further discussed in Note 5.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of June 30, 2024, are approximately $180 million to $200 million, excluding MGM China, and approximately $370 million to $390 million on a consolidated basis, which includes MGM China.

We are also required, as of June 30, 2024, to make annual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2024 of approximately $475 million to $525 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $130 million to $180 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2024 that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, inclusive of a $500 million license fee, with the amount and timing of costs dependent upon progress of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project. We currently expect our share to be 306 billion yen (approximately $1.9 billion as of June 30, 2024), which we anticipate funding over the next five years, subject to changes in the progress and scope of the development. In July 2024, we funded 22.2 billion yen (approximately $138 million) to Osaka IR KK, as mentioned in Note 4. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to June 30, 2024, we repurchased approximately 1 million shares of our common stock for an aggregate amount of $59 million, excluding excise tax. Repurchased shares were retired.

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

As of June 30, 2024, variable rate borrowings represented approximately 9% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30, 2024
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$—	$1,175	$1,150	$1,425	$750	$1,251	$5,751	$5,633
Average interest rate	N/A	5.5%	5.4%	5.1%	4.8%	6.8%	5.6%
Variable rate	$—	$—	$578	$—	$—	$—	$578	$578
Average interest rate	N/A	N/A	7.2%	N/A	N/A	N/A	7.2%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. As of June 30, 2024, the notional amount of forward contracts was $1.1 billion and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $107 million.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of June 30, 2024, we had approximately $6.3 billion of principal amount of indebtedness outstanding on a consolidated basis, including $3.1 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. We also provide for guarantees (i) in the amount of 12.65 billion yen (approximately $79 million as of June 30, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (ii) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. If we do not have sufficient cash on hand to satisfy any obligations with respect to any of these guarantees or our other financial commitments, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
April 1, 2024 — April 30, 2024	1,454,505	$43.24	1,454,505	$1,609,779
May 1, 2024 — May 31, 2024	4,738,495	$40.19	4,738,495	$1,419,325
June 1, 2024 — June 30, 2024	3,750,849	$40.75	3,750,849	$1,266,472

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended June 30, 2024 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.        Exhibits

4.1
Indenture, dated April 9, 2024, among MGM Resorts International and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 9, 2024).

4.2
First Supplemental Indenture, dated April 9, 2024, among MGM Resorts International, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, to the Indenture, dated as of April 9, 2024, among MGM Resorts International and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.500% senior notes due 2032. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 9, 2024).

4.3
Indenture governing the 7.125% senior notes due 2031, dated as of June 26, 2024, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2024).

^10.1(1)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 17, 2024, between the Increase Lender and the Facility Agent.

^10.1(2)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 22, 2024, between the Increase Lender and the Facility Agent.

^10.1(3)	Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 22, 2024, between the Increase Lender and the Facility Agent.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: July 31, 2024	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: July 31, 2024		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)