Form 10-Q
period 2024-09-30
MGM Resorts International
filed 2024-10-30
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2024
Common Stock, $0.01 par value	297,740,481 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,950,592	$2,927,833
Accounts receivable, net	964,741	929,135
Inventories	144,843	141,678
Income tax receivable	212,578	141,444
Prepaid expenses and other	559,699	770,503
Total current assets	4,832,453	4,910,593

Property and equipment, net	5,950,035	5,449,544

Other assets
Investments in and advances to unconsolidated affiliates	414,161	240,803
Goodwill	5,175,752	5,165,694
Other intangible assets, net	1,776,503	1,724,582
Operating lease right-of-use assets, net	23,658,647	24,027,465
Other long-term assets, net	933,402	849,867
Total other assets	31,958,465	32,008,411
	$42,740,953	$42,368,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$391,836	$461,718
Current portion of long-term debt	675,000	—
Accrued interest on long-term debt	112,403	60,173
Other accrued liabilities	2,707,519	2,604,177
Total current liabilities	3,886,758	3,126,068

Deferred income taxes, net	2,792,523	2,860,997
Long-term debt, net	6,234,275	6,343,810
Operating lease liabilities	25,092,217	25,127,464
Other long-term obligations	880,296	542,708
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	33,343	33,356
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 296,886,350 and 326,550,141 shares	2,969	3,266
Capital in excess of par value	—	—
Retained earnings	3,037,397	3,664,008
Accumulated other comprehensive income	191,575	143,896
Total MGM Resorts International stockholders’ equity	3,231,941	3,811,170
Noncontrolling interests	589,600	522,975
Total stockholders’ equity	3,821,541	4,334,145
	$42,740,953	$42,368,548
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Casino	$2,121,049	$2,050,584	$6,574,903	$5,884,394
Rooms	883,564	827,091	2,738,963	2,490,902
Food and beverage	755,322	698,261	2,326,863	2,163,628
Entertainment, retail and other	411,326	385,691	1,217,322	1,215,980
Reimbursed costs	11,877	11,556	35,932	33,782
	4,183,138	3,973,183	12,893,983	11,788,686
Expenses
Casino	1,205,286	1,056,487	3,698,885	3,073,122
Rooms	286,658	260,905	838,915	751,319
Food and beverage	563,521	530,145	1,693,031	1,579,561
Entertainment, retail and other	247,817	238,403	732,386	740,403
Reimbursed costs	11,877	11,556	35,932	33,782
General and administrative	1,176,726	1,192,298	3,582,376	3,472,228
Corporate expense	125,043	121,838	378,787	366,485
Preopening and start-up expenses	519	68	2,469	356
Property transactions, net	25,493	12,227	59,124	(378,235)
Depreciation and amortization	233,330	201,827	621,868	608,831
	3,876,270	3,625,754	11,643,773	10,247,852
Income (loss) from unconsolidated affiliates	7,989	22,507	(51,319)	(68,681)
Operating income	314,857	369,936	1,198,891	1,472,153
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,873)	(111,170)	(334,649)	(353,415)
Non-operating items from unconsolidated affiliates	417	438	2,043	(1,187)
Other, net	93,333	(34,879)	45,096	35,121
	(18,123)	(145,611)	(287,510)	(319,481)
Income before income taxes	296,734	224,325	911,381	1,152,672
Provision for income taxes	(52,570)	(12,440)	(84,689)	(217,360)
Net income	244,164	211,885	826,692	935,312
Less: Net income attributable to noncontrolling interests	(59,586)	(50,768)	(237,566)	(106,592)
Net income attributable to MGM Resorts International	$184,578	$161,117	$589,126	$828,720
Earnings per share
Basic	$0.61	$0.46	$1.90	$2.30
Diluted	$0.61	$0.46	$1.88	$2.28
Weighted average common shares outstanding
Basic	300,499	347,345	310,688	360,732
Diluted	303,479	351,390	313,852	364,847
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$244,164	$211,885	$826,692	$935,312
Other comprehensive income (loss), net of tax:
Foreign currency translation	156,968	(30,386)	50,700	(36,475)
Other	—	—	—	871
Other comprehensive income (loss)	156,968	(30,386)	50,700	(35,604)
Comprehensive income	401,132	181,499	877,392	899,708
Less: Comprehensive income attributable to noncontrolling interests	(62,362)	(51,056)	(240,587)	(105,104)
Comprehensive income attributable to MGM Resorts International	$338,770	$130,443	$636,805	$794,604
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$826,692	$935,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621,868	608,831
Amortization of debt discounts and issuance costs	20,396	20,846
Loss on early retirement of debt	2,013	—
Provision for credit losses	49,693	25,974
Stock-based compensation	51,720	46,246
Foreign currency transaction loss	28,303	26,302
Property transactions, net	59,124	(378,235)
Noncash lease expense	386,412	388,571
Other investment losses (gains)	(11,134)	39,452
Loss from unconsolidated affiliates	49,276	69,868
Distributions from unconsolidated affiliates	12,390	8,838
Deferred income taxes	(68,942)	11,828
Change in operating assets and liabilities:
Accounts receivable	(40,244)	5,296
Inventories	(3,029)	(9,766)
Income taxes receivable and payable, net	(69,203)	(81,871)
Prepaid expenses and other	(33,577)	(74,088)
Accounts payable and accrued liabilities	(232,629)	276,924
Other	41,811	54,511
Net cash provided by operating activities	1,690,940	1,974,839
Cash flows from investing activities
Capital expenditures	(746,572)	(603,053)
Dispositions of property and equipment	3,472	6,133
Investments in unconsolidated affiliates	(182,078)	(144,452)
Proceeds from sale of operating resorts	—	460,392
Acquisitions, net of cash acquired	(113,882)	(122,058)
Proceeds from repayment of principal on note receivable	—	152,518
Distributions from unconsolidated affiliates	1,762	6,792
Investments and other	158,060	(176,826)
Net cash used in investing activities	(879,238)	(420,554)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(19,061)	(931,028)
Issuance of long-term debt	2,100,000	—
Repayment of long-term debt	(1,500,000)	(1,285,600)
Debt issuance costs	(38,268)	(20,617)
Distributions to noncontrolling interest owners	(103,569)	(169,093)
Repurchases of common stock	(1,238,064)	(1,668,888)
Other	25,163	(101,871)
Net cash used in financing activities	(773,799)	(4,177,097)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(14,736)	(36,316)
Change in cash and cash equivalents classified as assets held for sale	—	25,938
Cash, cash equivalents, and restricted cash
Net change for the period	23,167	(2,633,190)
Balance, beginning of period	3,014,896	6,036,388
Balance, end of period	$3,038,063	$3,403,198
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$262,023	$301,173
Federal, state and foreign income taxes paid, net	225,280	286,561
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$—	$226,083
MGM Grand Paradise gaming concession payment obligation	—	226,083
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2024	304,965	$3,050	$—	$3,172,243	$37,383	$3,212,676	$601,469	$3,814,145
Net income	—	—	—	184,578	—	184,578	59,499	244,077
Currency translation adjustment	—	—	—	—	154,192	154,192	2,776	156,968
Stock-based compensation	—	—	11,443	—	—	11,443	774	12,217
Issuance of common stock pursuant to stock-based compensation awards	270	3	(4,396)	—	—	(4,393)	—	(4,393)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(84,424)	(84,424)
Repurchases of common stock	(8,349)	(84)	(6,535)	(319,208)	—	(325,827)	—	(325,827)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(216)	—	(216)	—	(216)
Other	—	—	(512)	—	—	(512)	9,506	8,994
Balances, September 30, 2024	296,886	$2,969	$—	$3,037,397	$191,575	$3,231,941	$589,600	$3,821,541

Balances, January 1, 2024	326,550	$3,266	$—	$3,664,008	$143,896	$3,811,170	$522,975	$4,334,145
Net income	—	—	—	589,126	—	589,126	237,171	826,297
Currency translation adjustment	—	—	—	—	47,679	47,679	3,021	50,700
Stock-based compensation	—	—	49,066	—	—	49,066	2,181	51,247
Issuance of common stock pursuant to stock-based compensation awards	382	3	(6,154)	—	—	(6,151)	—	(6,151)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(178,713)	(178,713)
Repurchases of common stock	(30,046)	(300)	(34,066)	(1,215,752)	—	(1,250,118)	—	(1,250,118)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	15	—	15	—	15
Other	—	—	(8,846)	—	—	(8,846)	2,965	(5,881)
Balances, September 30, 2024	296,886	$2,969	$—	$3,037,397	$191,575	$3,231,941	$589,600	$3,821,541

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

As of September 30, 2024, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple-net lease agreements.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $433 million and $435 million as of September 30, 2024 and December 31, 2023, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended September 30, 2024, the Company recorded a net gain on its equity investments of $48 million. For the nine months ended September 30, 2024, the Company recorded a net loss on its equity investments of $2 million. For the three and nine months ended September 30, 2023, the Company recorded a net loss on its equity investments of $57 million and $52 million, respectively.

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

As of September 30, 2024, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of September 30, 2024, the fair value of derivatives classified as assets were $27 million, with $12 million in current assets and $15 million in long-term assets, and liabilities of $21 million, with $19 million in current liabilities and $2 million in long-term liabilities. As of December 31, 2023, the fair value of derivatives classified as assets were $10 million, with $1 million in current assets and $9 million in long-term assets, and liabilities of $17 million, with $8 million in current liabilities and $9 million in long-term liabilities.

For the three months ended September 30, 2024, the Company recorded a net gain on its derivatives of $87 million and for the nine months ended September 30, 2024, the Company recorded a net loss on its derivatives of $13 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	September 30, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$217,131	$18,828
Cash and cash equivalents		217,131	18,828
Short-term investments:
U.S. government securities	Level 1	5,978	37,805
U.S. agency securities	Level 2	—	9,804
Corporate bonds	Level 2	189,242	364,926
Asset-backed securities	Level 2	4,415	7,170
Short-term investments		199,635	419,705
Total debt investments		$416,766	$438,533

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of September 30, 2024 and December 31, 2023, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of September 30, 2024 and December 31, 2023.

Accounts receivable. As of September 30, 2024 and December 31, 2023, the loss reserve on accounts receivable was $145 million and $130 million, respectively.

Note receivable. In February 2023, the secured note receivable related to the sale of Circus Circus Las Vegas and the adjacent land was repaid, prior to maturity, for $170 million, which approximated its carrying value on the date of repayment.

Accounts payable. As of September 30, 2024 and December 31, 2023, the Company had accrued $90 million and $84 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2024	2023	2024	2023	2024	2023
	(In thousands)
Balance at January 1	$211,606	$185,669	$201,973	$183,602	$766,226	$816,376
Balance at September 30	171,502	185,615	213,330	204,333	795,489	847,572
Increase / (decrease)	$(40,104)	$(54)	$11,357	$20,731	$29,263	$31,196

The January 1, 2023 balances exclude liabilities related to assets held for sale related to Gold Strike Tunica.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) and by relevant geographic region within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and nine months ended September 30, 2024, lease revenues from third-party tenants include $21 million and $62 million recorded within food and beverage revenue, respectively and $28 million and $86 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and nine months ended September 30, 2023, lease revenues from third-party tenants include $20 million and $57 million recorded within food and beverage revenue, respectively and $27 million and $86 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Redeemable noncontrolling interest. Noncontrolling interests with redemption features, such as put rights, that are not exclusively in the Company’s control, are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity within the mezzanine section of the accompanying consolidated balance sheets. The interests are initially accounted for at fair value and subsequently adjusted to the greater of the redemption value and carrying value (initial fair value adjusted for attributed net income (loss) and distributions, as applicable). The Company records such adjustments to retained earnings, to the extent available, with any residual amount applied against capital in excess of par value.

During the nine months ended September 30, 2023, the Company purchased $138 million of interests from its redeemable noncontrolling interest parties.

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

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $414 million and $241 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s share of losses of BetMGM in excess of its equity method investment balance is $44 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Income (loss) from unconsolidated affiliates	$7,989	$22,507	$(51,319)	$(68,681)
Non-operating items from unconsolidated affiliates	417	438	2,043	(1,187)
	$8,406	$22,945	$(49,276)	$(69,868)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
BetMGM	$3,211	$12,629	$(67,781)	$(91,743)
Other	4,778	9,878	16,462	23,062
	$7,989	$22,507	$(51,319)	$(68,681)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
MGM China first revolving credit facility	$353,743	$371,300
5.375% MGM China senior notes, due 2024	—	750,000
6.75% senior notes, due 2025	—	750,000
5.75% senior notes, due 2025	675,000	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	—
7.125% MGM China senior notes, due 2031	500,000	—
6.5% senior notes, due 2032	750,000	—
7% debentures, due 2036	552	552
	6,954,295	6,371,852
Less: Unamortized discounts and debt issuance costs, net	(45,020)	(28,042)
	6,909,275	6,343,810
Less: Current portion	(675,000)	—
	$6,234,275	$6,343,810

MGM China’s 5.25% senior notes due within one year of the September 30, 2024 balance sheet was classified as long-term as MGM China has both the intent and ability to refinance the notes on a long-term basis under its revolving credit facilities.

Senior secured credit facility. In February 2024, the Company amended its senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. At September 30, 2024, no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at September 30, 2024.

MGM China first revolving credit facility. At September 30, 2024, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.3 billion) unsecured revolving credit facility, which matures in May 2026, and had a weighted average interest rate of 6.82%.

The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at September 30, 2024.

MGM China second revolving credit facility. At September 30, 2024, the MGM China second revolving credit facility consisted of a HK$5.85 billion (approximately $753 million) unsecured revolving credit facility. The option to increase the amount of the facility was further exercised in May 2024, increasing the facility by HK$1.26 billion (approximately $161 million) to its full capacity of HK$5.85 billion. At September 30, 2024, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at September 30, 2024.

Senior notes. In September 2024, the Company issued $850 million in aggregate principal amount of 6.125% notes due 2029. The Company used the net proceeds from the offering to fund the early redemption of its $675 million in aggregate principal amount of 5.75% notes due 2025 at a redemption price of 100.607% in October 2024, with the remainder primarily used for general corporate purposes.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.9 billion and $6.3 billion at September 30, 2024 and December 31, 2023, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 17.7% and 9.3% for the three and nine months ended September 30, 2024, respectively, compared to 5.5% and 18.9% for the three and nine months ended September 30, 2023, respectively.

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

Other information. Components of lease costs and other information related to the Company’s leases are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$575,293	$575,112	$1,725,494	$1,731,572

Finance lease costs
Interest expense	$8,891	$2,484	$27,701	$7,005
Amortization expense	14,755	17,030	40,711	51,869
Total finance lease costs	$23,646	$19,514	$68,412	$58,874
(1)Operating lease cost includes $83 million for each of the three months ended September 30, 2024 and 2023 and $248 million for each of the nine months ended September 30, 2024 and 2023 related to the Bellagio lease, which is held with a related party.

	September 30, 2024	December 31, 2023
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,658,647	$24,027,465
Operating lease liabilities - current, classified within “Other accrued liabilities”	$88,364	$74,988
Operating lease liabilities - long-term(2)	25,092,217	25,127,464
Total operating lease liabilities	$25,180,581	$25,202,452

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$320,200	$85,783
Finance lease liabilities - current, classified within “Other accrued liabilities”	$71,455	$9,166
Finance lease liabilities - long-term, classified within “Other long-term obligations”	259,464	85,391
Total finance lease liabilities	$330,919	$94,557

Weighted average remaining lease term (years)
Operating leases	25	25
Finance leases	8	22

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of September 30, 2024 and December 31, 2023, operating lease right-of-use assets, net included $3.4 billion and $3.5 billion related to the Bellagio lease, respectively.
(2)As of September 30, 2024 and December 31, 2023, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of September 30, 2024, operating lease liabilities – current included $2 million related to the Bellagio lease.

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,377,717	$1,350,828
Operating cash outflows from finance leases	11,389	4,917
Financing cash outflows from finance leases(1)	38,745	53,211

ROU assets obtained in exchange for new lease liabilities
Operating leases	$5,079	$12,347
Finance leases	272,878	518
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2024 (excluding the nine months ended September 30, 2024)	$459,142	$25,229
2025	1,864,318	84,460
2026	1,889,911	81,026
2027	1,917,382	80,708
2028	1,945,374	29,445
Thereafter	48,944,154	128,248
Total future minimum lease payments	57,020,281	429,116
Less: Amount of lease payments representing interest	(31,839,700)	(98,197)
Present value of future minimum lease payments	25,180,581	330,919
Less: Current portion	(88,364)	(71,455)
Long-term portion of lease liabilities	$25,092,217	$259,464

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

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $125 million as of September 30, 2024) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of September 30, 2024, MOP 700 million of the bank guarantees (approximately $87 million as of September 30, 2024) were secured by pledged cash.

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

MGM/Osaka IR KK guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $88 million as of September 30, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in Osaka IR KK, which had a carrying value of $302 million as of September 30, 2024, is pledged as collateral for Osaka IR KK’s obligations under its credit agreement.

MGM/Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, of which approximately 271 billion yen (approximately $1.9 billion as of September 30, 2024) remains to be funded as of September 30, 2024. The amount and timing of funding is subject to change based upon inflation, the progress and scope of the development, and other factors, which may increase the funding. During the three and nine months ended September 30, 2024, the Company funded 22.2 billion yen (approximately $138 million) and 25.2 billion yen (approximately $157 million), respectively, of the committed amount to Osaka IR KK. During the three and nine months ended September 30, 2023, the Company funded 10.3 billion yen (approximately $69 million) of the committed amount to Osaka IR KK.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At September 30, 2024, $28 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 9 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan. Antidilutive share-based awards excluded from the diluted earnings per share calculation are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$184,578	$161,117	$589,126	$828,720
Adjustment related to redeemable noncontrolling interests	(216)	(34)	14	1,376
Net income attributable to common stockholders – basic and diluted	$184,362	$161,083	$589,140	$830,096
Denominator:
Weighted-average common shares outstanding – basic	300,499	347,345	310,688	360,732
Potential dilution from stock-based awards	2,980	4,045	3,164	4,115
Weighted-average common and common equivalent shares – diluted	303,479	351,390	313,852	364,847

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

During the three months ended September 30, 2024, the Company repurchased approximately 8 million shares of its common stock for an aggregate amount of $326 million. During the nine months ended September 30, 2024, the Company repurchased approximately 30 million shares of its common stock for an aggregate amount of $1.3 billion. In connection with these repurchases, the February 2023 stock repurchase plan was completed. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $946 million as of September 30, 2024.

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

The following tables present the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$476,434	$546,273	$1,458,721	$1,539,048
Rooms	743,261	694,554	2,337,808	2,152,960
Food and beverage	574,587	545,850	1,798,109	1,727,248
Entertainment, retail and other	337,931	319,162	998,066	1,009,385
	2,132,213	2,105,839	6,592,704	6,428,641
Regional Operations
Casino	692,654	678,565	2,061,659	2,074,972
Rooms	88,275	85,267	232,740	229,500
Food and beverage	116,378	107,952	336,037	331,322
Entertainment, retail and other, and reimbursed costs	54,841	53,173	158,329	161,106
	952,148	924,957	2,788,765	2,796,900
MGM China
Casino	800,208	713,961	2,611,497	1,938,891
Rooms	52,029	47,270	168,415	108,442
Food and beverage	64,356	44,460	192,716	105,058
Entertainment, retail and other	12,863	6,834	31,036	18,681
	929,456	812,525	3,003,664	2,171,072
Reportable segment net revenues	4,013,817	3,843,321	12,385,133	11,396,613
Corporate and other	169,321	129,862	508,850	392,073
	$4,183,138	$3,973,183	$12,893,983	$11,788,686

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted Property EBITDAR
Las Vegas Strip Resorts	$731,037	$714,086	$2,341,114	$2,326,424
Regional Operations	299,985	293,257	862,465	900,199
MGM China	237,356	226,117	832,405	604,454
Reportable segment Adjusted Property EBITDAR	1,268,378	1,233,460	4,035,984	3,831,077

Other operating income (expense)
Corporate and other, net	(132,444)	(87,946)	(468,740)	(437,193)
Preopening and start-up expenses	(519)	(68)	(2,469)	(356)
Property transactions, net	(25,493)	(12,227)	(59,124)	378,235
Depreciation and amortization	(233,330)	(201,827)	(621,868)	(608,831)
Triple-net operating lease and ground lease rent expense	(564,436)	(564,154)	(1,692,961)	(1,698,867)
Income from unconsolidated affiliates related to real estate ventures	2,701	2,698	8,069	8,088
Operating income	314,857	369,936	1,198,891	1,472,153
Non-operating income (expense)
Interest expense, net of amounts capitalized	(111,873)	(111,170)	(334,649)	(353,415)
Non-operating items from unconsolidated affiliates	417	438	2,043	(1,187)
Other, net	93,333	(34,879)	45,096	35,121
	(18,123)	(145,611)	(287,510)	(319,481)
Income before income taxes	296,734	224,325	911,381	1,152,672
Provision for income taxes	(52,570)	(12,440)	(84,689)	(217,360)
Net income	244,164	211,885	826,692	935,312
Less: Net income attributable to noncontrolling interests	(59,586)	(50,768)	(237,566)	(106,592)
Net income attributable to MGM Resorts International	$184,578	$161,117	$589,126	$828,720

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net revenues	$4,183,138	$3,973,183	$12,893,983	$11,788,686
Operating income	314,857	369,936	1,198,891	1,472,153
Net income	244,164	211,885	826,692	935,312
Net income attributable to MGM Resorts International	184,578	161,117	589,126	828,720

Consolidated net revenues increased 5% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to a 14% increase at MGM China as a result of the recovery of operations in Macau, an increase at our Las Vegas Strip Resorts of 1%, and an increase at our Regional Operations of 3%.

Consolidated operating income decreased 15% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to an increase in payroll related expenses, gaming taxes, and promotional expense, partially offset by the increase in net revenues discussed above and recognition of $52 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue, which was recorded as contra-expense within general and administrative expense.

Consolidated net revenues increased 9% for the nine months ended September 30, 2024 compared to the prior year period due primarily to a 38% increase at MGM China and a 3% increase at our Las Vegas Strip Resorts. Net revenues at our Regional Operations were flat compared to the prior year period.

Consolidated operating income decreased 19% for the nine months ended September 30, 2024 compared to the prior year period. The decrease was due primarily to the $399 million gain in the prior year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net and an increase in payroll related expenses, gaming taxes, and promotional expense, partially offset by the increase in net revenues discussed above.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Las Vegas Strip Resorts
Casino	$476,434	$546,273	$1,458,721	$1,539,048
Rooms	743,261	694,554	2,337,808	2,152,960
Food and beverage	574,587	545,850	1,798,109	1,727,248
Entertainment, retail and other	337,931	319,162	998,066	1,009,385
	2,132,213	2,105,839	6,592,704	6,428,641
Regional Operations
Casino	692,654	678,565	2,061,659	2,074,972
Rooms	88,275	85,267	232,740	229,500
Food and beverage	116,378	107,952	336,037	331,322
Entertainment, retail and other, and reimbursed costs	54,841	53,173	158,329	161,106
	952,148	924,957	2,788,765	2,796,900
MGM China
Casino	800,208	713,961	2,611,497	1,938,891
Rooms	52,029	47,270	168,415	108,442
Food and beverage	64,356	44,460	192,716	105,058
Entertainment, retail and other	12,863	6,834	31,036	18,681
	929,456	812,525	3,003,664	2,171,072
Reportable segment net revenues	4,013,817	3,843,321	12,385,133	11,396,613
Corporate and other	169,321	129,862	508,850	392,073
	$4,183,138	$3,973,183	$12,893,983	$11,788,686

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues increased 1% for the three months ended September 30, 2024 due primarily to an increase in non-gaming revenue, partially offset by a decrease in casino revenue, each discussed below. Las Vegas Strip Resorts net revenues increased 3% for the nine months ended September 30, 2024 due primarily to an increase in rooms revenue and food and beverage revenue in the current year period, partially offset by a decrease in casino revenue, each discussed below.

Las Vegas Strip Resorts casino revenue decreased 13% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to a decrease in table games drop and table games win percentage, partially offset by an increase in slot handle. Las Vegas Strip Resorts casino revenue decreased 5% for the nine months ended September 30, 2024 compared to the prior year period due primarily to a decrease in slot handle and table games drop.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Table games drop	$1,386	$1,491	$4,430	$4,513
Table games win	$328	$405	$1,081	$1,096
Table games win %	23.7%	27.2%	24.4%	24.3%
Slot handle	$5,920	$5,698	$16,999	$17,403
Slot win	$554	$531	$1,592	$1,625
Slot win %	9.3%	9.3%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue increased 7% for the three months ended September 30, 2024 compared to the prior year quarter and increased 9% for the nine months ended September 30, 2024 compared to the prior year period due primarily to an increase in RevPAR in each of the current year periods.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Occupancy	94%	92%	95%	93%
Average daily rate (ADR)	$243	$236	$256	$243
Revenue per available room (RevPAR)	$229	$216	$242	$226

Las Vegas Strip Resorts food and beverage revenue increased 5% for the three months ended September 30, 2024 compared to the prior year quarter and increased 4% for the nine months ended September 30, 2024 compared to the prior year period due primarily to an increase in catering and banquet revenue in the current year periods.

Las Vegas Strip Resorts entertainment, retail, and other revenues increased 6% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to a stronger event calender than the prior year quarter and decreased 1% for the nine months ended September 30, 2024 compared to the prior year period due primarily to a decrease in theater revenue in the current year periods.

Regional Operations

Regional Operations net revenues increased 3% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to the increase in casino revenue discussed below. Regional Operations net revenues were flat for the nine months ended September 30, 2024 compared to the prior year period.

Regional Operations casino revenue increased 2% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to an increase in slot handle. Regional Operations casino revenue decreased 1% for the nine months ended September 30, 2024 compared to the prior year period due primarily to the disposition of Gold Strike Tunica.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Table games drop	$1,023	$1,026	$2,937	$2,973
Table games win	$209	$209	$611	$628
Table games win %	20.5%	20.4%	20.8%	21.1%
Slot handle	$6,952	$6,732	$20,253	$20,502
Slot win	$693	$652	$1,996	$1,971
Slot win %	10.0%	9.7%	9.9%	9.6%

Regional Operations rooms revenue increased 4% for the three months ended September 30, 2024 compared to the prior year quarter and Regional Operations rooms revenue increased 1% for the nine months ended September 30, 2024 compared to the prior year period due primarily to an increase in occupancy. The increase in rooms revenue for the nine months ended September 30, 2024 was partially offset by the disposition of Gold Strike Tunica.

Regional Operations food and beverage revenue increased 8% for the three months ended September 30, 2024 compared to the prior year quarter due primarily to an increase in average check and increased 1% for the nine months ended September 30, 2024 compared to the prior year period due primarily to an increase in average check, partially offset by the disposition of Gold Strike Tunica.

Regional Operations entertainment, retail, and other revenue increased 3% for the three months ended September 30, 2024 compared to the prior year quarter and decreased 2% for the nine months ended September 30, 2024 compared to the prior year period.

MGM China

MGM China net revenues increased 14% for the three months ended September 30, 2024 compared to the prior year quarter and increased 38% for the nine months ended September 30, 2024 compared to the prior year period, due primarily to an increase in casino revenue in the current year periods, discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Main floor table games drop	$3,443	$3,303	$11,099	$8,353
Main floor table games win	$858	$709	$2,747	$1,858
Main floor table games win %	24.9%	21.5%	24.8%	22.2%

MGM China casino revenues increased 12% for the three months ended September 30, 2024 compared to the prior year quarter and increased 35% for the nine months ended September 30, 2024 compared to the prior year period due primarily to the recovery of operations after the removal of COVID-19 related travel and entry restrictions as well as an increase in main floor table games win percentage.

Corporate and other

Corporate and other revenue primarily includes revenues from LeoVegas, other corporate operations, and management services. The increase in the three and nine months ended September 30, 2024 compared to the comparative prior year periods is due primarily to the increase in LeoVegas revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Las Vegas Strip Resorts	$731,037	$714,086	$2,341,114	$2,326,424
Regional Operations	299,985	293,257	862,465	900,199
MGM China	237,356	226,117	832,405	604,454
Corporate and other	(132,444)	(87,946)	(468,740)	(437,193)
Adjusted EBITDAR	$1,135,934		$3,567,244

Las Vegas Strip Resorts

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 2% for the three months ended September 30, 2024 compared to the prior year quarter. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 34.3% for the three months ended September 30, 2024, compared to 33.9% in the prior year quarter due primarily to the recognition of $37 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue.

Las Vegas Strip Resorts Adjusted Property EBITDAR increased 1% for the nine months ended September 30, 2024 compared to the prior year period. Las Vegas Strip Resorts Adjusted Property EBITDAR margin was 35.5% for the nine months ended September 30, 2024, compared to 36.2% in the prior year period due primarily to the increase in payroll related expenses, partially offset by the increase in non-gaming revenues.

Regional Operations

Regional Operations Adjusted Property EBITDAR increased 2% for the three months ended September 30, 2024, compared to the prior year quarter. Regional Operations Adjusted Property EBITDAR margin was 31.5% for the three months ended September 30, 2024 compared to 31.7% in the prior year quarter due primarily to an increase in payroll related expenses, partially offset by the recognition of $15 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue.

Regional Operations Adjusted Property EBITDAR decreased 4% for the nine months ended September 30, 2024, compared to the prior year period. Regional Operations Adjusted Property EBITDAR margin was 30.9% for the nine months ended September 30, 2024, compared to 32.2% in the prior year period due primarily to an increase in payroll related expenses, partially offset by the recognition of $15 million of business interruption insurance proceeds.

MGM China

MGM China Adjusted Property EBITDAR increased 5% for the three months ended September 30, 2024 compared to the prior year quarter. MGM China Adjusted Property EBITDAR margin was 25.5% for the three months ended September 30, 2024 compared to 27.8% in the prior year quarter due primarily to the increase in payroll related expense and promotional expenses, partially offset by the increase in casino revenues, discussed above.

MGM China Adjusted Property EBITDAR increased 38% for the nine months ended September 30, 2024, compared to the prior year period due primarily to the increase in casino revenue. MGM China Adjusted Property EBITDAR margin was 27.7% for the nine months ended September 30, 2024, compared to 27.8% in the prior year period.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
BetMGM	$3,211	$12,629	$(67,781)	$(91,743)
Other	4,778	9,878	16,462	23,062
	$7,989	$22,507	$(51,319)	$(68,681)

Non-operating Results

Interest Expense

Gross interest expense was $112 million for each of the three months ended September 30, 2024 and 2023, and $336 million and $355 million for the nine months ended September 30, 2024 and 2023, respectively. Gross interest expense decreased for the nine months ended September 30, 2024 compared to the prior year period due primarily to a decrease in debt outstanding as a result of the repayment of the $1.25 billion 6% senior notes in March 2023, the early redemption of the $750 million 6.75% senior notes in May 2024, the repayment of MGM China’s $750 million 5.375% senior notes in May 2024, the decrease in the average debt outstanding under MGM China’s revolving credit facilities, and the repayment of the LeoVegas senior notes in August 2023, partially offset by the issuances of $850 million 6.125% senior notes in September 2024, $750 million 6.5% senior notes in April 2024, and MGM China’s $500 million 7.125% senior notes in June 2024. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt and other sources and uses of cash.

Other, net

Other, net was income of $93 million and expense of $35 million for the three months ended September 30, 2024 and 2023, respectively. Other income, net for the three months ended September 30, 2024 was primarily comprised of a gain related to foreign currency contracts of $87 million, a gain related to debt and equity investments of $55 million, interest and dividend income of $18 million, partially offset by foreign currency transaction loss of $65 million. Other expense, net for the three months ended September 30, 2023 was primarily comprised of a loss on debt and equity investments of $52 million, a loss related to foreign currency contracts of $11 million, partially offset by interest and dividend income of $35 million.

Other, net was income of $45 million and $35 million for the nine months ended September 30, 2024 and 2023, respectively. Other income, net for the nine months ended September 30, 2024 was primarily comprised of interest and dividend income of $62 million and a gain related to debt and equity investments of $11 million, partially offset by a foreign currency transaction loss of $28 million and loss related to foreign currency contracts of $13 million. Other income, net for the nine months ended September 30, 2023 was primarily comprised of interest and dividend income of $132 million, partially offset by a loss on debt and equity investments of $39 million, a loss on foreign currency contracts of $28 million, and foreign currency transaction loss of $26 million.

Income Taxes

Our effective income tax rate was 17.7% and 9.3% for the three and nine months ended September 30, 2024, respectively, compared to 5.5% and 18.9% for the three and nine months ended September 30, 2023, respectively. The effective rate for the three and nine months ended September 30, 2024 was favorably impacted by an increase in Macau gaming profits which are exempt from complementary tax. The effective rate for the nine months ended September 30, 2024 was also driven by a decrease in the valuation allowance for Macau deferred tax assets. The effective rate for the three and nine months ended September 30, 2023 was favorably impacted primarily by an increase in Macau income that was offset by expiring net operating losses from prior years subject to valuation allowances.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Adjusted EBITDAR:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income attributable to MGM Resorts International	$184,578	$161,117	$589,126	$828,720
Plus: Net income attributable to noncontrolling interests	59,586	50,768	237,566	106,592
Net income	244,164	211,885	826,692	935,312
Provision for income taxes	52,570	12,440	84,689	217,360
Income before income taxes	296,734	224,325	911,381	1,152,672
Non-operating (income) expense:
Interest expense, net of amounts capitalized	111,873	111,170	334,649	353,415
Non-operating items from unconsolidated affiliates	(417)	(438)	(2,043)	1,187
Other, net	(93,333)	34,879	(45,096)	(35,121)
	18,123	145,611	287,510	319,481
Operating income	314,857	369,936	1,198,891	1,472,153
Preopening and start-up expenses	519	68	2,469	356
Property transactions, net	25,493	12,227	59,124	(378,235)
Depreciation and amortization	233,330	201,827	621,868	608,831
Triple-net operating lease and ground lease rent expense	564,436	564,154	1,692,961	1,698,867
Income from unconsolidated affiliates related to real estate ventures	(2,701)	(2,698)	(8,069)	(8,088)
Adjusted EBITDAR	$1,135,934		$3,567,244

Guarantor Financial Information

As of September 30, 2024, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, MGM National Harbor, Blue Tarp reDevelopment, LLC (the entity that owns the operations of MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM), MGM CEE Holdco, LLC (the entity that holds our interactive gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	September 30, 2024	December 31, 2023
Balance Sheet	(In thousands)
Current assets	$3,654,922	$3,783,644
Intercompany debt due from non-guarantor subsidiaries	2,736,473	2,516,281
Other long-term assets	28,686,421	28,518,540
Other current liabilities	2,824,732	2,235,733
Intercompany debt due to non-guarantor subsidiaries	2,199,534	2,199,888
Other long-term liabilities	28,618,189	28,236,137

Nine Months Ended September 30, 2024
Income Statement	(In thousands)
Net revenues	$8,104,978
Operating income	609,855
Intercompany interest income	206,275
Intercompany interest expense	(184,170)
Income before income taxes	580,951
Net income	489,813
Net income attributable to MGM Resorts International	467,708

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $1.7 billion in the nine months ended September 30, 2024 compared to $2.0 billion in the prior year period. The decrease from the prior year period was due primarily to changes in working capital primarily related to payroll liabilities, gaming taxes, and payables, partially offset by the increase in Adjusted Property EBITDAR at MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest and taxes.

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

Cash used in investing activities was $879 million in the nine months ended September 30, 2024 compared to $421 million in the prior year period. In the nine months ended September 30, 2024, we made payments of $747 million in capital expenditures, as further discussed below, contributed $182 million to unconsolidated affiliates, paid $114 million related to acquisitions, net of cash acquired, and received $224 million related to net short-term investments in debt securities. In comparison, in the prior year period we made payments of $603 million in capital expenditures, as further discussed below, contributed $144 million to unconsolidated affiliates, paid $122 million to acquire Push Gaming, net of cash acquired, and made $176 million in net short-term investments in debt securities, which were partially offset by proceeds of $447 million related to the sale of the operations of Gold Strike Tunica and proceeds of $153 million related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid.

Capital Expenditures

We made capital expenditures of $747 million in the nine months ended September 30, 2024, of which $98 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations, and corporate and other entities of $649 million primarily related to information technology and room remodels.

We made capital expenditures of $603 million in the nine months ended September 30, 2023, of which $28 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures at our Las Vegas Strip Resorts, Regional Operations and corporate and other entities of $575 million primarily related to land, information technology, room and restaurant remodels, convention center remodels, and gaming equipment.

Financing activities. Cash used in financing activities was $774 million in the nine months ended September 30, 2024 compared to $4.2 billion in the prior year period. In the nine months ended September 30, 2024, we had net borrowings of debt of $581 million, as further discussed below, paid $1.2 billion for repurchases of our common stock as further discussed in Note 10, and distributed $104 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $2.2 billion, as further discussed below, paid $1.7 billion for repurchases of our common stock, and distributed $169 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2024, we had net borrowings of debt of $581 million, which primarily consisted of our issuance of $850 million of aggregate principal amount of 6.125% notes due 2029, our issuance of $750 million of aggregate principal amount of 6.5% notes due 2032, and the issuance of MGM China’s $500 million of aggregate principal amount of 7.125% notes due 2031, partially offset by the repayment of $750 million of aggregate principal amount of our 6.75% notes due 2025, the repayment of MGM China’s $750 million of aggregate principal amount of 5.375% notes due 2024 upon maturity, and net repayments of $19 million on MGM China’s first revolving credit facility.

The net proceeds from the issuance of the $850 million 6.125% notes due 2029 were used to fund the early redemption of our $675 million in aggregate principal amount of 5.75% notes due 2025 at a redemption price of 100.607% in October 2024, with the remainder primarily used for general corporate purposes. The net proceeds from the issuance of the $750 million 6.5% notes due 2032 were used to fund the early redemption our $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024. The repayment of MGM China’s $750 million 5.375% notes due 2024 was funded with draws on its first revolving credit facility, which were partially repaid with the proceeds from the issuance of its $500 million 7.125% notes due 2031.

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

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the nine months ended September 30, 2024, we paid $1.2 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $946 million as of September 30, 2024.

During the nine months ended September 30, 2023, we repurchased and retired $1.7 billion of our common stock pursuant to our stock repurchase plans.

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

As of September 30, 2024, we had cash and cash equivalents of $3.0 billion, of which MGM China held $563 million, and we had $7.0 billion in principal amount of indebtedness, including $2.9 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility and, as of September 30, 2024, there was $354 million outstanding under MGM China’s first revolving credit facility.

In October 2024, we funded the early redemption of our $675 million of aggregate principal amount of 5.75% notes due 2025. In February 2024, we amended our senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. In May 2024, MGM China further exercised the option to increase the amount of the second revolving facility to its full capacity, as further discussed in Note 5.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding and contractual maturity dates and interest rates, each as of September 30, 2024, and reflecting the early redemption of our 5.75% notes due 2025 in October 2024, are approximately $200 million to $220 million, excluding MGM China, and approximately $380 million to $400 million on a consolidated basis, which includes MGM China.

We are also required, as of September 30, 2024, to make annual cash rent payments of $1.8 billion over the next twelve months under triple-net lease agreements, which triple-net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance, in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2024 of approximately $300 million to $350 million domestically, which is inclusive of the capital expenditures required under the triple-net lease agreements, each of which requires us to spend a specified percentage of net revenues at the respective domestic properties, and an estimate of approximately $40 million to $60 million at MGM China, which is inclusive of the estimated amount of the gaming concession investment for 2024 that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, inclusive of a $500 million license fee, with the amount and timing of costs dependent upon progress of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project, of which the remaining amount of 271 billion yen (approximately $1.9 billion as of September 30, 2024) is anticipated to be funded over the next five years. Our funding amount is subject to change due to inflation, the progress and scope of the development, and other factors, which we expect may increase the funding. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

In August 2024, MGM China’s Board of Directors declared a special dividend of $173 million, which was paid in October 2024, of which we received approximately $97 million and noncontrolling interests received approximately $76 million.

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

As of September 30, 2024, variable rate borrowings represented approximately 5% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30, 2024
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$—	$1,175	$1,150	$1,425	$750	$2,100	$6,600	$6,586
Average interest rate	N/A	5.5%	5.4%	5.1%	4.8%	6.5%	5.6%
Variable rate	$—	$—	$354	$—	$—	$—	$354	$354
Average interest rate	N/A	N/A	6.8%	N/A	N/A	N/A	6.8%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. As of September 30, 2024, the notional amount of forward contracts was $1.1 billion and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $107 million.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of September 30, 2024, we had approximately $7.0 billion of principal amount of indebtedness outstanding on a consolidated basis, including $2.9 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. We also provide for guarantees (i) in the amount of 12.65 billion yen (approximately $88 million as of September 30, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (ii) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. If we do not have sufficient cash on hand to satisfy any obligations with respect to any of these guarantees or our other financial commitments, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
Period				(In thousands)
July 1, 2024 — July 31, 2024	1,372,259	$43.80	1,372,259	$1,206,365
August 1, 2024 — August 31, 2024	6,926,892	$37.58	6,926,892	$946,039
September 1, 2024 — September 30, 2024	—	$—	—	$946,039

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended September 30, 2024 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.        Exhibits

4.1
Second Supplemental Indenture, dated September 17, 2024, among MGM Resorts International, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, to the Indenture, dated as of April 9, 2024, among MGM Resorts International and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.125% senior notes due 2029 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 17, 2024).

*10.1	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (for awards granted in September 2024 and thereafter).

^10.2	Shareholders’ Agreement, dated February 10, 2022, by and between ORIX Corporation and MGM Resorts Japan, LLC.

10.3
Omnibus Amendment to Shareholders’ Agreement and Amended and Restated Memorandum of Understanding Regarding Draft Shareholders’ Agreement, dated October 18, 2024, by and between ORIX Corporation and MGM Resorts Japan, LLC.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.
^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. MGM Resorts International agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. In addition, certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) and Item 601(b)(10) of Regulation S-K.

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

MGM Resorts International
Date: October 30, 2024	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: October 30, 2024		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)