Form 10-K
period 2024-12-31
MGM Resorts International
filed 2025-02-18
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2024 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2024) was $10.3 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded. As of February 14, 2025, 285,550,604 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

MGM Resorts International is referred to as the “Company,” “MGM Resorts,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Overview

MGM Resorts International is a Delaware corporation incorporated in 1986 that acts largely as a holding company and, through subsidiaries, is a global gaming and entertainment company with domestic and international locations featuring best-in-class hotels and casinos, state-of-the-art meeting and conference spaces, incredible live and theatrical entertainment experiences, and an extensive array of restaurant, nightlife and retail offerings, as well as sports betting and online gaming operations.

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

As of December 31, 2024, we operate 16 domestic casino properties and, through our approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), operate two casino properties in Macau. Additionally, through our 50% ownership interest in Osaka IR KK, an unconsolidated affiliate, we are developing an integrated resort in Osaka, Japan. We also have global online gaming operations primarily through our consolidated subsidiary LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”) and through our 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate.

We lease the real estate assets of our domestic properties pursuant to triple net lease agreements, as further discussed in Note 11.

In recent years, in furtherance of our vision to become the world’s premier gaming entertainment company, we have implemented an asset-light business model, which has involved a comprehensive review of our owned real estate assets to find opportunities to monetize those assets efficiently and allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities, and to return value to our shareholders. At the same time, we have continued to focus on key growth opportunities that align with our vision, particularly by investing in U.S. online sports betting and iGaming through BetMGM North America Venture, acquiring LeoVegas to expand our global online presence, expanding our digital capabilities, and seeking to diversify our Asia operations with development efforts in Japan.

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

General

Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely on the ability of our operations to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, acquisitions or investments, and repay debt financings.

Our results of operations do not tend to be seasonal in nature as our digital operations and all of our casino properties typically operate 24 hours a day, every day of the year, with the exception of Empire City, which operates 20 hours a day, every day of the year. However, a variety of factors may affect the results of any interim period, including the timing of major conventions, Far East baccarat volumes, the timing of entertainment and sports events, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Lunar New Year. Our primary casino and hotel operations are owned and managed by us. Other amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We also lease space to third-party retail and food and beverage operators, particularly for branding opportunities.

As of December 31, 2024, we have four reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital, as generally described below. See Note 17 for detailed financial information about our reportable segments.

Las Vegas Strip Resorts and Regional Operations
Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”) (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).
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

MGM China

We own approximately 56% of MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and holds the related gaming concession and land concessions. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Although visitation during 2022 was significantly reduced by the novel 2019 coronavirus (“COVID-19”) pandemic, visitation during 2023 and 2024 rebounded, and we expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations, which are conducted under a gaming concession held by MGM Grand Paradise, a subsidiary of MGM China. Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires.

MGM Digital

MGM Digital is our online gaming portfolio which is primarily comprised of LeoVegas, which is headquartered in Sweden and Malta and operates internationally, primarily in Europe, as well as our other consolidated subsidiaries that offer interactive gaming. Revenues are derived from its online gaming product offerings, which include iGaming, digital slots and table games, as well as live dealer and online sports betting.

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates and certain other corporate and management operations. Our investments in unconsolidated affiliates are primarily comprised of our ventures, such as BetMGM North America Venture and Osaka IR KK.

Customers and Competition

We operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets in which we operate, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States and internationally. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors — Risks Related to our Business, Industry, and Market Conditions — We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows.”

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

Our Las Vegas casino properties compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Las Vegas Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip Resorts also compete, in part, with each other. Major competitors, including new entrants, have either recently expanded their hotel room capacity and convention space offerings, or have plans to expand their capacity or construct new resorts in Las Vegas. Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas.

Outside Nevada, our properties primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region.

MGM China

The Macau gaming market has two primary customer bases: main floor gaming operations and slot machine operations. The majority of MGM China’s casino revenue has been provided by main floor gaming operations in recent years and we expect this customer base will be the primary source of growth in the future. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion and MGM Cotai Emerald Villa to attract ultra-high end customers.

Our key competitors in Macau include five other gaming concessionaires. We also encounter competition from major gaming centers located in other areas of Asia and around the world including, but not limited to, Singapore, South Korea, Vietnam, Cambodia, the Philippines, Australia, and Las Vegas.

MGM Digital

Our digital customers are located within the geolocation of the jurisdictions in which we are licensed to operate. By operating in licensed markets, which are subject to costs in the form of gaming taxes, we benefit from higher barriers to entry, which changes the competitive picture and provides value to companies such as ours. Our primary competitors are other international online gaming companies. We also face competition from integrated resorts as well as other providers of entertainment.

Marketing

Our marketing strategy is deeply rooted in personalized engagement powered by advanced analytics to create experiences that resonate with our current and desired guests. Personalized marketing serves as a critical driver of growth for the company, enabling us to deepen customer loyalty, increase engagement, and enhance lifetime value by aligning our offerings with each guest segment’s unique preferences and needs. Central to this approach is MGM Rewards, our tiered loyalty program, which enables customers to earn benefits across gaming and non-gaming experiences. This program serves as a vital tool for capturing guest preferences and behaviors, allowing us to personalize interactions, offers, and experiences that are meaningful to each guest. As members progress through program tiers, they unlock exclusive benefits such as customized offers, priority access, and invitations to special events along with hotel stays, dining credits, and unique MGM Resorts experiences. At MGM China, we offer the M life loyalty program, which provides loyalty opportunities similar to MGM Rewards for non-gaming customers, and the Golden Lion Club for gaming focused customers. By incentivizing customers within our physical properties and with BetMGM North America Venture, we foster loyalty and increase customer lifetime value.

In addition to our loyalty programs, we leverage multiple marketing channels—including brand ambassadors, online, radio, television, print, and billboards in select U.S. and international cities. Our regional marketing offices and direct outreach channels via mail, email, and social media ensure consistent engagement. Our advanced data and analytics capabilities underpin our direct marketing, enabling us to segment customers based on preferences, behaviors, and their overall value to the organization. This segmentation allows us to deliver the highest level of personalized experiences across guest tiers, ensuring our product and program investments align with customer desires, drive incremental visits, and strengthen long-term relationships.

We leverage paid media and various social channels to reach our desired guests with precision, using targeted segmentation to deliver personalized content that resonates with specific customer interests and preferences. This allows us to engage high-value segments more effectively, amplifying brand loyalty and optimizing our marketing investments by connecting the right guests with the right offers and experiences.

Strategy

Our vision is to become the world’s premier gaming entertainment company. We are focused on driving profitability in our integrated resorts in the U.S. and Macau, expanding our international brick-and-mortar footprint in the world’s premier gaming markets, growing our global digital brands, and efficient capital allocation. Our globally recognized brands, strategically located assets, development opportunities, and evolving digital platforms allow us to reach an unparalleled target addressable market.

To achieve our vision, we developed our strategic plan, which is built on five pillars:
•Strong People and Culture. Recruit, develop and retain the best talent. Cultivate a culture of respect and a workplace that reflects our communities, employees, partners, and stakeholders.
•Customer-Centric Model. Prioritize our customers by leveraging our collection of strong brands and insights from our leading customer loyalty program, MGM Rewards, to deliver exceptional entertainment experiences and revenue growth.
•Gaming Entertainment. Innovate our gaming entertainment offerings to elevate quality and competitive edge. Expand our reach across both physical and online platforms to serve the widest possible market.
•Operational Excellence. Continuously refine our operating model to diversify business mix, improve operating efficiencies and increase margins. Strengthen digital capabilities to enhance customer loyalty.
•Disciplined Capital Allocation to Maximize Shareholder Value. Pursue targeted, attractive ROI opportunities that align with our strategic vision. Prioritize shareholder returns and maintain a strong balance sheet.

The strategic plan is designed for ongoing review, measurement, and adjustment to seize emerging opportunities.

In allocating resources, our financial strategy is focused on maintaining and enhancing existing properties, pursuing strategic growth through mergers, acquisitions and development, repaying debt and maximizing shareholder returns. We believe there are sound investment opportunities in new initiatives and at existing properties that will deliver profitable returns.

We regularly evaluate targeted opportunities in both domestic and international markets that provide attractive returns on investment. These include: Owning, managing, and operating gaming and non-gaming facilities, as well as expanding into new markets for iGaming and online sports betting. Additionally, we leverage our management expertise and the strong recognition of our brands through strategic partnerships and international expansion opportunities.

We continue to enhance the efficiency of our operating model by optimizing our Centers of Excellence and achieving best-in-class operating performance through adjustments within corporate and business units. In addition, we have and will continue to refine several improvement and cost cutting initiatives focused on labor, sourcing, and revenue generation. These efforts strengthen our operating model and position us as a more resilient company.

We continue to focus on our key growth opportunities, including developing an integrated resort in Japan, investing in BetMGM North America Venture, advancing international digital opportunities, and exploring a full-scale commercial gaming opportunity in New York.

In Japan, Osaka IR KK signed an agreement with Osaka Prefecture and Osaka City in September 2023 to implement its government-certified Area Development Plan (“ADP”) for the development of an integrated resort in Osaka, Japan. Preliminary construction began on the site of the future resort in 2024.

We believe that BetMGM North America Venture is well-positioned as a long-term leader in online sports betting and iGaming. BetMGM North America Venture has launched Single App Single Wallet in Nevada allowing our customers who sign up while visiting one of our properties the ability to bring their digital wallet home, an important customer retention feature. BetMGM North America Venture has also increased its parlay product capabilities with the addition of Angstrom technology which we expect to help drive further customer satisfaction as well as increased hold for BetMGM North America Venture.

We are growing our business internationally through MGM Digital by building on our core markets and identifying new opportunities for expansion and brand distribution, requiring limited capital. We continue to evolve our technology platform, the backbone for our development.

In connection with our vision to transform Empire City in New York into a full-scale commercial gaming facility, we are actively working on our response to the request for application that was issued in January 2023 for three downstate commercial gaming licenses.

In the United Arab Emirates (“UAE”), we currently have a non-gaming management agreement with Wasl Hospitality to bring the Bellagio, Aria, and MGM Grand brands to Dubai. With the UAE’s establishment of the General Commercial Gaming Regulatory Authority, tasked with creating a regulatory framework for commercial gaming in the UAE, we are encouraged by the potential opportunity for gaming expansion in Dubai. We are continuously exploring new geographies for future development, including Thailand.

Technology

We believe technology, powered by our advanced data and analytics capabilities, enables us to deliver highly personalized digital experiences and targeted marketing that elevate the guest experience. This approach drives operational efficiency and supports sustainable, long-term revenue growth. Through our app and other digital platforms, we deliver tailored content and experiences that deepen guest engagement and build loyalty to our brand and offerings. Additionally, with a focus on the development of our proprietary technology and product innovation, we believe this positions our digital operations for further expansion into new markets and to maintain our growth within existing markets.

We continue to expand our digital portfolio by enhancing e-commerce and seamlessly integrating our physical resorts with digital casino and sports betting experiences. This includes cross-property and omni-channel promotions in Las Vegas that provide added value to our guests. Additionally, we have deployed digital commerce and pricing technologies that allow us to offer personalized packages and targeted upsell opportunities.

Our MGM Rewards loyalty technology platform enables guests to earn points seamlessly across gaming and non-gaming activities, with improved redemption flows and a more streamlined experience through the app. Enhanced mobile and self-service check-in options have further driven app adoption, creating a smoother arrival experience for our guests. Our digital concierge has also improved service with faster response times during guest stays.

Additionally, our data capabilities empower data-driven decision-making, delivering faster insights and enabling more agile and informed decisions across all areas of our business.

Social Impact & Sustainability

At MGM Resorts, our commitment to environmental and social responsibility has been long-standing. For over a decade, we have had a dedicated board committee focused on Corporate Social Responsibility and Sustainability (“CSR&S”). In 2019, we appointed one Executive Committee-level leader to manage the MGM Resorts Social Impact and Sustainability Center of Excellence. Reporting directly to the Chief Executive Officer and President, this leader serves as liaison to the CSR&S Committee of the Board of Directors. This leader also oversees the Human Resources function and is thus able to integrate social impact and sustainability considerations more deeply into the core culture of our organization through proactive management of our human and social capital initiatives.

Social Impact and Sustainability Reporting

The Company’s Social Impact and Sustainability Task Force, which is composed of executives from across the Company, including representation from the Company’s Executive Committee, conducted our first assessment of priority Social Impact and Sustainability topics, which guided our social impact and sustainability reporting since 2020. In 2023, we engaged external experts to assist with a more comprehensive assessment that focuses on both a topic’s impact on our Company, as well as our Company’s related impact on the world at large. We published a summary of our findings from this assessment in early 2024.

Throughout 2024, we continued our progress on key social impact and sustainability initiatives and disclosures, supporting our commitment to MGM Resorts’ Focused on What Matters platform and the UN Sustainable Development Goals. Our most recent Social Impact & Sustainability Report illustrated the Company’s progress towards our public goals. In 2024, we continued our reporting aligned with the recommendations of the Task Force on Climate-related Financial Disclosures and published our second Consolidated Social Impact & Sustainability Factbook. The factbook, which reflects U.S. and Macau operations data, is a centralized collection of our key social impact and sustainability metrics including our corporate social impact and sustainability goals, metrics aligned with Global Reporting Initiative standards, and metrics aligned with the Sustainability Accounting Standards Board Hotels & Lodging and Casinos & Gaming sector standards. We expect to publish updated materials in 2025 detailing progress made in 2024. These reports, as well as other disclosures, assurance statements, and policies are available at mgmresorts.com/en/company/esg.html. The content on this website is for informational purposes only and such content is not incorporated by reference into this Annual Report on Form 10-K.

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

In 2023, the Science Based Target Initiative (“SBTi”), a leading organization for third party guidance and independent validation of climate targets, approved our climate targets as science-based and in line with the goals of the Paris Agreement. Our combined Scope 1 & 2 target was validated as being in line with the 1.5 °C pathway, currently the organization’s most ambitious designation. We continue to make progress on our renewable energy strategy with our recently announced power purchase agreement to provide our Las Vegas properties with 115 megawatt (MW) of solar capacity and 100 MW of battery storage, in addition to the 100 MW MGM Resorts Mega Solar Array, which completed its third full year of operation.

These renewable energy sources play a key role in meeting the following climate goals across our domestic and MGM China operations:

•50% reduction in Scope 1 & 2 GHG emissions intensity (pounds of carbon dioxide equivalent per square foot; 2007 baseline) by 2030;
•50% reduction in absolute Scope 1 & 2 GHG emissions (metric tons of carbon dioxide equivalent; 2019 baseline) by 2030 (SBTi validated);

•30% reduction in absolute Scope 3 GHG emissions (metric tons of carbon dioxide equivalent; 2019 baseline) from purchased goods and services, fuel-and energy-related activities, waste generated in operations, and employee commuting by 2030 (SBTi validated); and
•100% renewable electricity purchased in U.S. and 80% purchased globally by 2030.

We intend to continue to explore additional renewable energy opportunities to meet our renewable power and emissions goals.

Water Stewardship

We believe in the importance of responsible water usage throughout our operations and supply chain. Our goal is to enhance long-term water efficiency by optimizing water systems and implementing conservation measures.

In response to declining conditions in the Colorado River Basin, in 2022, we developed a water white paper that established our ambition for water stewardship including a strategic framework and a global water policy to codify our commitment. Additionally, as a result of this white paper, MGM Resorts became the first gaming and Las Vegas-based company to endorse the CEO Water Mandate, a global coalition of major companies working to address global water challenges.

Throughout 2024, we refined our approach to water stewardship through the identification of five principles: Measurement, Efficiency, Quality, Culture and Citizenship. We strive to be a global leader in water stewardship and envision a sustainable future in which we have a positive impact in Las Vegas and the other communities in which we operate. In order to achieve this goal, we are focused on addressing water issues at the local level across our operations and supply chain, such as in Southern Nevada where consumptive water use reduction is a critical priority. We have engaged with stakeholders in each of our U.S. regions to develop action plans and enhance our basin-level water stewardship. In addition, we continued our water-related disclosures by participating in the 2024 CDP Water Security questionnaire. Furthermore, on World Water Day in 2024 (March 22), we announced a grant to the Southern Nevada water authority, enabling local employees to receive additional incentives for at-home water conservation to help advance our commitment to water conservation and support the environment.

Responsible Gaming

We have woven responsible gaming and gambling education into the fabric of our world-class gaming experiences and premier guest service. We train our employees to reinforce our commitment and approach to responsible gaming. We also offer a variety of resources throughout our properties, with the MGM Rewards Desk acting as the central hub for our innovative responsible gaming program, GameSense. GameSense is an industry-leading, enterprise-wide program that aligns responsible gambling policies with enhanced guest service and education. It is designed to promote sustainable and enjoyable experiences, by helping guests and employees make informed gambling decisions. At MGM China, we established a Responsible Gaming Committee and a Responsible Gaming Operations Team that act as lines of defense in identifying and addressing problem gaming-related issues. Digitally, we have implemented a number of functions and tools to protect customers and work proactively to provide support for individuals who develop unsound gaming behavior. Our website, LeoSafePlay.com, is dedicated to promoting responsible gaming. We have also invested heavily in technology and in the development of algorithms that detect early signs among players that can indicate a risk for unsound gaming. Within the framework of LeoSafePlay, we have launched a tool based on machine learning and algorithms that help in the creation of risk profiles for customers who are at risk of developing a gaming problem.

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold the following core company values: Captivate Our Audience, Inspire Excellence, Champion Inclusion, and Win Together, to create an engaged workforce. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals. Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship, educational, and leadership development programs. In response to labor demands and agile staffing requirements, we have significantly streamlined our recruitment processes for faster sourcing and recruitment to meet business and operational needs. We work across the enterprise to strengthen our corporate culture, drive employee engagement, and foster well-being.

Growth and Development

We invest significant resources to develop the talent needed, now and for the future, to be a premier employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities through a variety of modalities, including digitally, and we support the long-term career aspirations of our employees through education and professional/personal development and skills-based learning. We continue to introduce new learning and development initiatives focused on a broad range of employee population segments. We offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to enable employees to earn a degree online free of charge for all credit hours. Over the past year we have focused on growing our talent pipeline, reinforcing our leadership expectations and company culture across all leadership positions and enhancing employee recognition and onboarding programs applicable across all levels.

Focused on Our Communities

Our corporate and people strategies and a social impact and sustainability approach that centers on embracing humanity. A comprehensive framework lays out five strategic pillars to guide our work: innovation; invest in people; build an inclusive culture; grow business and customer engagement; and enhance marketplace leadership and community relations, including through our supplier relationships. As part of this strategy, we have committed to the following four long-range 2025 goals: (1) ensure that our employees have equal access to leadership opportunities, (2) advance positive impacts within purchases of goods and services by building capacity among local suppliers, (3) expand our Supplier Mentorship Program to achieve 150 graduates, and (4) train 100% of U.S. management employees on social impact and sustainability policies and goals. Internally, we use multiple channels to facilitate communication and to continuously advance the core value to Champion Inclusion by cultivating a culture of respect. The channels include but are not limited to open forums and conversations with executives, employee engagement surveys with detailed action planning, and employee and business network groups, which are open to all employees. Responsibility is driven and led by our Chief People, Inclusion and Sustainability Officer, who reports directly to the Chief Executive Officer and President.

Health, Safety, and Wellness

Our approach to employee health and wellness is holistic and multi-dimensional, focusing on the four pillars of the MGM Resorts World of Wellbeing (WOW): physical, emotional, financial and community. It is our priority to provide competitive benefit offerings that support the needs of our workforce. In an effort to better support the emotional well-being of our employees, we recently implemented a new Employee Assistance Program (EAP) provider who offers an enhanced mental health benefit to our employees and their loved ones.

Community Engagement and Philanthropy

Our approach, grounded by Focused on What Matters: Embracing Humanity and Protecting the Planet, articulates our purpose and our commitment to a set of priorities and goals intended to inspire actions that will have an enduring impact on the world. We understand our responsibility to contribute to the social and economic progress of the communities in which we operate and are invested in growing and supporting such communities. Our strategies aim to reflect, sustain, and build on the best aspects of a community by creating good jobs, providing strong wages, teaching resilient skills, and implementing workforce development opportunities.

We encourage active engagement in volunteerism and philanthropic opportunities, from serving local community needs to supporting global commitments. We instill philanthropic commitment and pride through our employee foundation. The MGM Resorts Foundation was established in 2002 to facilitate engagement opportunities that allow employees to contribute to charitable causes of their choice by providing two types of grants: (1) the Employee Emergency Grant, which benefits our employees, and (2) the Community Grant, which benefits local communities. In an effort to foster employee engagement in our philanthropic efforts, we established a Matching Gifts program in 2021, matching employee donations to their charities of choice.

Employees and Labor Relations

As of December 31, 2024, we had approximately 45,000 full-time and 18,000 part-time employees domestically. In addition, we had approximately 13,000 and 2,000 employees at MGM China and LeoVegas, respectively. We had collective bargaining agreements with unions covering approximately 38,000 of our employees as of December 31, 2024. The collective bargaining agreement between The Cosmopolitan of Las Vegas and the Local Joint Executive Board of Las Vegas covering approximately 3,000 employees is scheduled to expire on May 31, 2025. Additionally, we expect certain collective bargaining agreements to expire in 2025, including our collective bargaining agreement with the International Brotherhood of Teamsters covering valet operations at nine of our Las Vegas Strip Resorts. Negotiations for successor contracts will be scheduled with our employees’ collective bargaining representatives as contract expiration dates approach and will continue throughout 2025. As of December 31, 2024, none of the employees of MGM China or LeoVegas are part of a labor union and MGM China and LeoVegas are not party to any collective bargaining agreements.

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

We believe that our principal intellectual property consists of trademarks for, among others, Aria, Vdara, Bellagio, The Cosmopolitan, Borgata, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Park MGM, Beau Rivage, Empire City, LeoVegas, and BetMGM, all of which have been registered or allowed in various classes in the United States and foreign jurisdictions around the world, as applicable. In addition, we have also registered or applied to register numerous other trademarks, such as The Mirage, in connection with our properties, facilities and development projects in the United States and in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed for our brands attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

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

In addition, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have a material adverse effect on us or the results of our operations.

For a discussion of potential risks to our business relating to regulatory matters, including due to the potential impact of legislative and regulatory changes, please see “Item 1A. Risk Factors — Risks Related to Legal and Regulatory Matters and Changes in Public Policy.”

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2024 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York, expectations regarding the potential opportunity for gaming expansion in Dubai, and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; our ability to achieve our public social impact and sustainability goals; the impact to our business, operations and reputation from, and expenses and uncertainties associated with, the September 2023 cybersecurity issue; the timing and outcome of the claims and class actions against us and of the investigations by state and federal regulators, related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds and the nature and scope of any claims, litigation or regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations, development options, and financial results and impact our ability to satisfy our obligations;
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
•the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence, acts of war or hostility or outbreaks of infectious disease;
•the fact that co-investing in properties or businesses, including our investment in BetMGM North America Venture, decreases our ability to manage risk;

•the fact that future construction, development, or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs, and our ability to complete the projects;
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
•the fact that our operational efforts to expand our digital business in new geographic markets may not be successful;
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
•impact to our business, operations, and reputation from, and expenses and uncertainties associated with, a cybersecurity incident, including the September 2023 cybersecurity issue, and any related legal proceedings, other claims or investigations, and costs of remediation, restoration, or enhancement of information technology systems;
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

Any forward-looking statement made by us in this Form 10-K or our 2024 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 18, 2025, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	67	Chief Executive Officer and President
Corey I. Sanders	61	Chief Operating Officer
Jonathan S. Halkyard	60	Chief Financial Officer and Treasurer
John M. McManus	57	Chief Legal and Administrative Officer and Secretary
Gary M. Fritz	51	President, MGM Resorts International Interactive

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

Mr. Halkyard has served as Chief Financial Officer and Treasurer since January 2021. Prior to joining the Company, Mr. Halkyard served as President and Chief Executive Officer of Extended Stay America, Inc. (“Extended Stay”) and its paired-share REIT, ESH Hospitality, Inc., from January 2018 through November 2019, as Chief Financial Officer of Extended Stay from January 2015 through December 2017, and as Chief Operating Officer of Extended Stay from September 2013 through January 2015. Prior to joining Extended Stay, Mr. Halkyard served as Chief Financial Officer of NV Energy, Inc. from July 2012 through September 2013 and, prior to that, he served in various executive, finance and managerial roles at Caesars Entertainment, Inc. since 1999, including as Chief Financial Officer from 2006 through 2012.

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

Risks Related to Our Substantial Financial Commitments

•Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide on the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations, development options, and financial results and impact our ability to satisfy our obligations.
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
•Co-investing in properties or businesses, including our investment in BetMGM North America Venture, decreases our ability to manage risk.
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

•Our operational efforts to expand our digital business in new geographic markets may not be successful.
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

Risks Related to Our Substantial Financial Commitments

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations, development options, and financial results and impact our ability to satisfy our obligations. As of December 31, 2024, we had approximately $6.4 billion of principal amount of indebtedness outstanding on a consolidated basis, including $3.0 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. We also provide for guarantees (i) in the amount of 12.65 billion yen (approximately $80 million as of December 31, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (ii) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. If we do not have sufficient cash on hand to satisfy any obligations with respect to any of these guarantees or our other financial commitments, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, for which the non-gaming commitment is subject to increase if market-wide Macau annual gross gaming revenue reaches a specified level, as further discussed in Note 12. There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, including the increased investment amounts, or that it would be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government. See “—Risks Related to Our Macau Operations—The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry.”

Moreover, our businesses are capital intensive. For our owned, leased and managed properties to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including the development of an integrated resort in Japan, the redevelopment of Empire City, strategic initiatives, including positioning BetMGM North America Venture as a leader in online sports betting and iGaming, investments in the growth of our international digital gaming business, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we have a significant amount of indebtedness maturing in 2026, and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

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

We are required to pay a significant portion of our cash flows as rent, which could adversely affect our ability to fund our operations and growth initiatives, service our indebtedness and limit our ability to react to competitive and economic changes. We are required to make annual rent payments of $1.8 billion, in the aggregate, under our triple net lease agreements, which leases are also subject to annual escalators as described elsewhere in this Annual Report on Form 10-K. The leases also require us to spend a certain amount on capital expenditures at the leased properties. In addition, each of the leases obligates us to comply with certain financial covenants which, if not met, will require us to deposit cash collateral or issue letters of credit for the benefit of the applicable landlord equal to 6 months or 1 year of rent, as applicable to the circumstances, under the VICI Properties, Inc. (“VICI”) lease, 1 year of rent under the Mandalay Bay and MGM Grand Las Vegas lease, the Aria and Vdara lease, and The Cosmopolitan lease, and 2 years of rent under the Bellagio lease. As a result of the foregoing rent and capital expenditure obligations, our ability to fund our operations, raise capital, make acquisitions, make investments, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the leases may:

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

We have also seen significant expansion across the United States and internationally in legalized forms of iGaming and online sports betting and expect additional jurisdictions will likely legalize iGaming and online sports betting in the future. We participate in the iGaming and online sports betting market through our MGM Digital segment and through our venture, BetMGM North America Venture, both of which face significant competition from other industry participants as well as the broader gaming and entertainment industries. If our digital businesses are unable to sustain or grow interest in their offerings they may not be able to gain the scale necessary to successfully compete in the growing market and, as a result, we may not receive the anticipated benefits from our investments. Further, our digital businesses may be unable to respond quickly or adequately to changes in the industry brought on by new regulations, products or technologies, the availability of other technology platforms and marketing channels, or the introduction of new features and functionality or new marketing or promotional efforts by competitors. Such competitors may also spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours. In addition, the expansion of iGaming, online sports betting, and other types of gaming may further compete with our land-based operations by reducing customer visitation and spend at our properties.

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere are enacted, including the addition of new gaming establishments located closer to our customers than our casinos. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, certain areas in the region have legalized casino gaming (including Japan) and others (such as Taiwan and Thailand) may legalize casino gaming (or iGaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires open additional facilities, we would face increased competition. Similarly, as a result of Macau’s Gaming Inspection and Co-ordination Bureau increased scrutiny and restrictions imposed on gaming promoters, we along with certain other casino operators in Macau, suspended our primary gaming promoters in late 2021 and subsequently terminated our contractual arrangements with such promoters, which has led to substantial declines in revenues from gaming promoters. As a result, competition for the mass market segment amongst Macau operators has substantially increased and we expect it to continue to grow and if we are unable to maintain and further develop our mass market business, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty, geopolitical uncertainty, or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio, MGM Grand Las Vegas, and The Cosmopolitan may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition, including continued or increased inflationary pressures, affecting consumers, corporations, or the supply chain, generally is likely to cause a reduction in visitation to our properties, which would adversely affect our operating results. Likewise, increased trade tension between the United States and other countries, including as a result of the imposition of tariffs, could lead to a decrease in cross border-travel, result in us paying higher prices for imported goods at our properties and result in countries adopting protectionist legislation that could impair our international operations. In addition, adverse market conditions may impact the labor market and cause disruptions to the global supply chain. If we are unable to hire and retain sufficient employees to operate our properties or procure necessary supplies, our business, results of operations and reputation could be negatively impacted.

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

In addition, since we expect a significant number of customers to come to MGM Macau and MGM Cotai (and, to a lesser extent, our domestic properties) from mainland China, general economic, regulatory, geopolitical and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on currency conversion or movements, including market impacts resulting from China’s anti-corruption campaign and related tightening of liquidity provided by non-bank lending entities and cross-border currency monitoring (including increased restrictions on Union Pay withdrawals and other ATM limits on the withdrawal of cash and facial recognition technology on ATM machines in Macau to strictly enforce the “know your customer” regulations for mainland Chinese bank cardholders), could disrupt the number of visitors from mainland China and/or the amounts they are willing to spend at our properties. In addition, any potential policy changes which may affect cross-border travel, similar to the previous travel restrictions during the COVID-19 pandemic, could have an adverse impact on visitation from mainland China. Furthermore, the enactment of new laws in Macau, including the new illegal gaming law, which criminalizes activities such as unlicensed currency exchange for gaming purposes and unauthorized grant of credit for gaming purpose, may also adversely impact the amounts visitors are willing to spend at our properties. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.
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

All of our domestic gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations. All of our domestic properties are subject to triple net leases that, in addition to rent, require us to pay: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (4) all capital expenditures, and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for paying these expenses notwithstanding the fact that many of the benefits received in exchange for such costs shall accrue in part to the landlords as the owners of the associated facilities. Furthermore, our obligation to pay rent as well as the other costs described above is absolute in virtually all circumstances, regardless of the performance of the properties and other circumstances that might abate rent in leases that now place these risks on the tenant, such as certain events of casualty and condemnation. Finally, our leases limit our ability to cease operations at our properties, subject to certain limited exceptions.

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

Co-investing in properties or businesses, including our investment in BetMGM North America Venture, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. Furthermore, the occurrence of risks that adversely affect the businesses of our joint ventures or other unconsolidated affiliates could reduce the value of our investments in such entities, impair their ability to make any potential future distributions to us or require that we make additional capital contributions to them. The shared nature of control over such ventures may limit our ability to directly manage these risks.

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

For example, we share control of BetMGM North America Venture with our venture partner, Entain plc (“Entain”), with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, including with respect to the amount and timing of capital contributions. If we and Entain are unable to support the future funding of BetMGM North America Venture, then BetMGM North America Venture may not have the resources to execute on the development or implementation of its strategies, including funding efforts to increase its market share, which could result in us not receiving the anticipated benefits from our investment. Finally, we were awarded a concession to develop an integrated casino resort in Japan in a consortium with ORIX and other local investors, subject to our receipt of a casino license to operate the same. As a result, we could be subject to additional risks related to being unable to directly control development activities or the timing of development completion, which may impact our ability to complete the project on our anticipated timeline, or at all, or within the agreed upon specifications.

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
•pricing inflation, including wage inflation;
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

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event. Furthermore, our triple net leases require us to maintain specified insurance coverage. We cannot assure you that we will continue to be able to obtain the types and limits of insurance coverage required by these leases and, to the extent such required insurance coverage cannot be obtained at commercially reasonable cost or at all, then we would need to obtain amendments to the leases or face a default by the applicable tenant under the lease, which could have material adverse effect on our business.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles or self-insured retentions, or agree to certain exclusions from our coverage.

Any failure to protect our intellectual property could have a negative impact on the value of our brand names and adversely affect our business. The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of trade secrets, trademarks, domain names, copyright, and by seeking and enforcing legal protections under contract law and other laws and regulations related to the foregoing. We file applications for, and obtain trademarks in, the United States and in foreign countries where we believe filing for such protection is appropriate. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and other intellectual property and our rights may be invalidated or unenforceable. For example, while we have a policy of entering into agreements with (or imposing other restrictions on) our employees, independent contractors, and business partners addressing confidentiality, intellectual property assignment, and non-competition and non-solicitation issues, such agreements may not provide adequate protection or may be breached, or our proprietary information may otherwise become available to or be independently developed by our competitors. The laws of some foreign countries also may not protect proprietary rights to as great an extent as the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2024, approximately 38,000 of our employees are covered by collective bargaining agreements, some of which will expire in 2025. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

We may seek to expand through investments in other businesses and properties or through alliances or acquisitions, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful. We intend to consider strategic and complementary acquisitions and investments in other businesses, properties or other assets. Furthermore, we may pursue any of these opportunities with third parties. Acquisitions and investments in businesses, properties or assets, by us or together with third parties, are subject to risks that could affect our business, including risks related to:

•spending cash and incurring debt;
•assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses and exposure to litigation or regulatory, tax or other sanctions, civil or criminal penalties or other negative consequences such as license revocation or reputational damage;
•unanticipated issues in integrating information, communications and other systems;
•conforming standards, controls, procedures, and accounting and other policies, business cultures and compensation structures;
•inheriting internal control deficiencies;
•challenges in keeping existing customers and obtaining new customers;
•exposure to new or unfamiliar geographies and/or regulatory regimes;
•challenges in managing the increased scope, geographic diversity and complexity of our operations;
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

Our operational efforts to expand our digital business in new geographic markets may not be successful. As a result of social, political and legal differences between jurisdictions, successfully launching our digital business in new jurisdictions will often involve local adaptations to our overall product and marketing strategy. In particular, our marketing strategy in new geographic markets may not be well received by target customers or our product offerings may not enable us to successfully attract or retain customers in a particular jurisdiction. We may also be unable to deal successfully with a new and different local operating environment. Further, the entry into new jurisdictions may subject us to onerous licensing requirements, together with sanctions for breach thereof and/or taxation liabilities that may make the market unattractive to us or impose restrictions that limit our ability to offer certain of our key products or services or to market our products in the way we want to. In addition, a license may require us to offer our products in partnership or cooperation with a local market participant, thereby exposing us to the risk of poor or non-performance by such market participant of its applicable obligations, which could in turn disrupt or restrict our ability to effectively compete and offer one or more of our products in the relevant market. Finally, efforts to access a new jurisdiction or market may require us to incur significant costs, such as capital, marketing, legal and other costs, as well as the commitment of significant senior management time and resources. Furthermore, notwithstanding our efforts to access a new jurisdiction or market, our ability to successfully enter such jurisdictions or markets may be affected by future developments in state/regional, national and/or supranational policy and regulation, limitations on market access, competition from third parties and other factors that we are unable to predict, and which are beyond our control. As a result, there can be no assurance that we will be successful in expanding digital business into such jurisdictions or markets or that our service and product offerings in such jurisdictions or markets will grow at expected rates or be successful in the long term.

The failure to maintain the integrity of our information and other systems or customer information can result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, California has a comprehensive privacy law, known as the California Consumer Privacy Act of 2018 (“CCPA”), which provides some of the strongest privacy requirements in the United States. The CCPA was amended by the California Privacy Rights Act that went into effect in 2023. In addition to the numerous other states with privacy laws, new privacy requirements go into effect in 2025 in Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee. In 2026, additional privacy requirements will go into effect in states including, Indiana, Kentucky, and Rhode Island. Outside the United States, the European Union has adopted a data protection regulation known as the General Data Protection Regulation that provides data subjects with significant privacy-related rights and imposes operational and compliance requirements on organizations with significant penalties for non-compliance. Other jurisdictions including Canada, Brazil, and China have also amended or adopted new privacy laws and/or requirements which often include similar requirements and obligations. There may be risks and uncertainties associated with these and other privacy laws and regulations including their interpretation and implementation, as well as the potential extraterritorial effect of certain privacy laws and regulations.

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

There has been an increase in criminal cybersecurity attacks against companies (and third-party service providers) where systems have been breached, businesses disrupted, and customer, employee, and other company information has been compromised or destroyed. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. Our systems and data, including those we maintain with our third-party service providers, have been subject to cybersecurity breaches of varying degrees of severity in the past and are expected to be subject to cybersecurity breaches in the future.

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

By way of example, in September 2023, we experienced a cybersecurity issue affecting certain of our systems, in which criminal actors may have accessed certain personal information of some of our customers (the “Cybersecurity Issue”). Among other things, this issue resulted in system shutdowns that created operational disruptions at our domestic properties, adversely affected revenues, and is subjecting us to litigation, investigations, and potential regulatory penalties or other remedies. For more information, see “Cybersecurity Issue” in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Cybersecurity litigation, claims, and investigations” in Part II, Item 8, Note 12 to the accompanying consolidated financial statements.

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance factors and risk of damage to our reputation and the value of our brands because of sentiment regarding issues including diversity and inclusion, community engagement and philanthropy, environmental sustainability, plastic pollution, climate change, responsible gaming, supply chain management, workplace conduct, human rights, and many others, some of which may be unforeseen. Any harm to our reputation, or negative incidents involving us, our workforce, and others with whom we do business, could further impact employee engagement and retention, the willingness of customers and our partners to do business with us, or result in government investigations or litigation, any of which could have a material adverse effect on our business, results of operations and cash flows.

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

Furthermore, such extreme weather conditions may result in reduced availability or increased price volatility of certain critical supplies, may interrupt or impede access to our affected properties, and may cause visits to our affected properties to decrease for an indefinite period. Additionally, many states and municipalities have begun to adopt laws and policies on climate change and emission reduction targets. For example, in 2024, the SEC adopted expansive new reporting requirements, requiring registrants to detail the impact of their operations on the environment. While this regulation has been voluntarily stayed by the SEC pending judicial review, there can be no assurance that we will not be subject to this regulation, or other climate regulation promulgated by another federal agency, in the future. Similar federal, state, local, and international legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures on our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, results of operations, cash flows or business.

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

Furthermore, our iGaming and online sports betting initiatives may be particularly subject to risks related to potential changes in the regulatory and enforcement environment as a result of the continued development of regulatory schemes in this industry in the U.S. and internationally. The regulation and legality of iGaming and online sports betting and approaches to enforcement vary from jurisdiction to jurisdiction (from open licensing regimes to regimes that impose sanctions or prohibitions) and is subject to uncertainties. In certain jurisdictions, there is no legislation which is directly applicable to our business, or the legality of the supply of iGaming and online sports betting is not clear or is open to interpretation. In many jurisdictions, there are conflicting laws and/or regulations, conflicting interpretations, divergent approaches by enforcement agencies and/or inconsistent enforcement policies and, therefore, some or all forms of iGaming and online sports betting could be determined to be illegal in some of these jurisdictions, either when operated within the jurisdiction and/or when accessed by persons located in that jurisdiction. Moreover, the legality of iGaming and online sports betting is subject to uncertainties arising from differing approaches among jurisdictions as to the determination of where iGaming and online sports betting activities take place and which authorities have jurisdiction over such activities and/or those who participate in or facilitate them. In addition, there is a risk that regulators or prosecutors in jurisdictions where we provide online sports betting or iGaming services to customers without a local license or pursuant to a multi-jurisdictional license, may take legal action in respect of our operations in that jurisdiction and any defense we raise to such actions may not be successful. Actions that may be taken may include criminal sanctions and penalties, as well as civil and administrative enforcement actions, fines, excessive taxation, funds and asset seizures, authorities seeking to seize funds generated from the allegedly illegal activity, as well as payment blocks and ISP blacklisting. Even if such claims could be successfully defended, the process may result in a loss of reputation, potential loss of revenue and diversion of management resources and time. There is a significant risk that our determination to permit customers in any given jurisdiction to access any one or more of our products or engage in various types of marketing activity and customer contact may not always accurately predict the likelihood of one or more jurisdictions taking enforcement or other adverse action against us, our customers or our third-party suppliers, which could lead to fines, criminal sanctions and/or the termination of our operations in such jurisdiction or jurisdictions, and, ultimately, could have a material adverse effect on our business, financial condition and results of operations.

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

Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. There has been increasing focus from international, national, and state regulators on reporting and reducing GHG emissions and other climate change-related topics. These regulations could impose stricter standards on operations and reporting which could be costly and difficult to implement. In addition, effective since January 1, 2019, smoking in casinos in Macau, including MGM Macau and MGM Cotai, is only permitted inside specially ventilated smoking rooms, rather than outside smoking areas or VIP areas. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

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

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us. We generate revenue from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions as well as other penalties against us, and the SEC and U.S. Department of Justice continue to vigorously pursue enforcement of the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

If the jurisdictions in which we operate increase taxes and fees, including gaming taxes, our results could be adversely affected. Federal, state and local authorities domestically and internationally raise a significant amount of revenue through taxes and fees, including taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in taxes, the imposition of new taxes or changes to tax laws that result in higher taxes than would be incurred under existing tax law or interpretation. In addition, tax law changes adopted to align with the Organization for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules ("Pillar Two") framework, which establishes a global minimum tax, could increase tax uncertainty. If the jurisdictions in which we operate were to increase taxes, impose new taxes or change existing tax laws, our financial condition and results of operations could be materially adversely affected.

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

Risks Related to Our Macau Operations

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. In connection with the gaming concession, we entered into a Third Renewed Deed of Non-Compete Undertakings with MGM China and Ms. Ho, Pansy Catilina Chiu King (“Ms. Ho”), pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete in these locations could be limited until the earliest of (i) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (ii) the last day of MGM Grand Paradise’s concession for operation of casino games (or any extension thereof); or (iii) the date when our ownership of MGM China shares is less than 15% of the then-issued share capital of MGM China.

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

Under the terms of MGM Grand Paradise’s concession, MGM Grand Paradise is required to implement certain investments in gaming and non-gaming projects, as further discussed in Note 12 to the accompanying consolidated financial statements. There can be no assurance, however, that MGM Grand Paradise will have sufficient cash on hand to fund these obligations, or that it will be able to obtain financing to fund these obligations on satisfactory terms or at all. If MGM Grand Paradise is unable to satisfy its investment commitments, its concession contract may be subject to termination by the Macau government.

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

We are subject to risks associated with doing business outside of the United States. Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with our existing international operations or any future operations in which we may engage in any other foreign territories, include:

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

These risks, individually or in the aggregate, could have an adverse effect on our business, financial condition, results of operations and cash flows. We are also exposed to a variety of market risks, including foreign currency exchange rate fluctuations, particularly with respect to the Japanese yen, Hong Kong dollar, and Euro, as a result of our international operations. We occasionally hedge our exposures to certain of these currencies and other foreign currencies with financial institutions in an effort to minimize the impact of currency exchange rate fluctuations, but the use of these hedging instruments may not offset any, or more than a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the time the hedges are in place. Hedging transactions may also introduce additional risks resulting from differences between the actual timing of the underlying exposures and our forecasts of those exposures, or from any unexpected material changes in the underlying hedged activities. In addition, because we do not typically fully hedge our positions in foreign currencies, we will continue to have exposure on unhedged portions of any currencies we exchange. If any of our hedging arrangements are inadequate, if there are significant exchange rate fluctuations in currencies for which we do not have hedges in place, or if a financial counterparty to our hedges is unable to honor the terms of the foreign currency hedge for any reason, then our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

The Board’s Oversight of Cybersecurity Risk

To ensure thorough oversight of the Company’s cybersecurity policies and processes, the Audit Committee is responsible for overseeing our cybersecurity risk and, pursuant to its charter, establishes and oversees procedures for the Company’s plans to mitigate cybersecurity risks and respond to data breaches. The Audit Committee receives regular reports from the CISO on the Company’s cybersecurity risks and enterprise cybersecurity program. The Audit Committee also receives prompt information and periodic updates by the CISO regarding material cybersecurity incidents that meet reporting thresholds. The Audit Committee reports out to the Board as necessary to keep the Board informed of issues or risks relating to the Company’s cybersecurity.

Management’s Involvement in Cybersecurity Risk Oversight

Our CISO continues to enhance our cybersecurity program and leads our efforts to mitigate technology risks in partnership with business leaders. Our CISO conducts regular reviews of the control environment and identifies those risks within the Enterprise Risk Management process to assess, monitor and control current and future potential risks facing the Company. Our CISO has over 20 years of expertise in technology, cybersecurity, information security risk management, incident management and response and privacy and has held various roles in information security throughout his career. The CISO holds various professional certifications, including Certified Information Security Manager certification from the

Information Systems Audit and Control Association and Certified Incident Handler from the International Council of E-Commerce Consultants. The CISO holds a Bachelor of Science Degree in Cyber Security & Information Assurance.

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

ITEM 2.    PROPERTIES

We have provided certain information below about our properties as of December 31, 2024.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage(1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip Resorts:
Aria(4)	5,497	145,000	1,274	129
Bellagio	3,933	154,000	1,262	153
The Cosmopolitan	3,032	112,000	1,150	107
MGM Grand Las Vegas (5)	6,731	144,000	1,236	106
Mandalay Bay (6)	4,750	155,000	942	68
Luxor	4,397	104,000	785	43
Excalibur	3,981	93,000	923	32
New York-New York	2,024	84,000	968	52
Park MGM (7)	2,898	66,000	767	61
Subtotal	37,243	1,057,000	9,307	751
Regional Operations:
MGM Grand Detroit (Detroit, Michigan) (8)	400	151,000	2,405	113
Beau Rivage (Biloxi, Mississippi)	1,733	88,000	1,209	78
Borgata (Atlantic City, New Jersey)	2,727	220,000	2,362	118
MGM National Harbor (Prince George’s County, Maryland) (9)	308	159,000	2,293	161
MGM Springfield (Springfield, Massachusetts)(10)	240	106,000	1,528	47
MGM Northfield Park (Northfield, Ohio)	—	78,000	1,594	—
Empire City (Yonkers, New York)	—	138,000	4,448	—
Subtotal	5,408	940,000	15,839	517
MGM China:
MGM Macau – (Macau S.A.R.)	585	251,000	961	340
MGM Cotai – (Macau S.A.R.)	1,418	264,000	972	410
Subtotal	2,003	515,000	1,933	750
Grand total	44,654	2,512,000	27,079	2,018

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
(6)Includes 1,117 rooms at W Las Vegas and 424 rooms at the Four Seasons Hotel.
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

There were approximately 2,701 record holders of our common stock as of February 13, 2025.

Dividend Policy

We implemented a dividend program in February 2017 pursuant to which we had paid regular quarterly dividends. In the second quarter of 2020, we reduced our annual dividend to $0.01 per share in light of the impact of the COVID-19 pandemic on our operations at that time. We maintained an annual dividend of $0.01 per share throughout 2022. On February 8, 2023, we announced that the Board of Directors had determined to suspend the ongoing dividends in light of our current preferred method of returning value to shareholders through our share repurchase plan. To the extent we determine to reinstate the dividend in the future, the amount, declaration and payment of any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend policy from time to time based on factors it deems relevant, and the contractual limitations described below.

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1) (In thousands)
October 1, 2024 — October 31, 2024	—	$—	—	$946,039
November 1, 2024 — November 30, 2024	—	$—	—	$946,039
December 1, 2024 — December 31, 2024	3,712,075	$35.07	3,712,075	$815,841
(1) In accordance with applicable disclosure requirements, the “Average Price Paid per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and other expenses, such as excise taxes. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining in accordance with the terms of the applicable share repurchase plan. The amount authorized under the November 2023 $2.0 billion stock repurchase plan excludes the cost of commissions. The amount authorized for the plan excludes other expenses, such as excise taxes.

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plan, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended December 31, 2024 were purchased pursuant to our publicly announced stock repurchase plans and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2019 to December 31, 2024. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
MGM Resorts International
Dow Jones US Total Return
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/19	12/20	12/21	12/22	12/23	12/24

MGM Resorts International	100.00	95.53	136.10	101.71	135.53	105.11
Dow Jones US Total Return	100.00	120.40	152.31	122.76	155.32	193.29
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones US Gambling	100.00	89.66	78.17	58.28	75.96	75.79
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2024 compared to December 31, 2023. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2023 compared to December 31, 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024, with the exception of our MGM Digital segment, for which discussion as of and for the year ended December 31, 2023 compared to December 31, 2022 has been included below.

Overview

Our primary business is the operation of casino properties, which offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities, as well as the operation of digital gaming through our online platforms. We lease the real estate assets of our domestic properties pursuant to triple net lease agreements.

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

Our results are also affected by significant recent developments in our business, which principally consist of transactions we have executed in furtherance of our businesses strategy and the recovery from the COVID-19 pandemic, including the removal of COVID-19 travel restrictions in Macau and mainland China.

Overview of strategic business developments

•In July 2018, we and Entain formed BetMGM North America Venture. In connection with its formation, we provided BetMGM North America Venture with exclusive access to all of our domestic land based and online sports betting, major tournament poker, and online gaming operations, and Entain provided BetMGM North America Venture with exclusive access to its technology in the United States.

•On September 28, 2021, we announced that we and ORIX were selected by Osaka as the region’s integrated resort partner. In December 2021, we and ORIX formed a venture, Osaka IR KK, through which we plan to develop the integrated resort. On April 27, 2022, we, together with Osaka prefecture/city, Osaka IR KK, and ORIX, submitted an ADP to Japan’s central government. On April 14, 2023, we announced that the Japanese government officially certified the ADP, and, in September 2023, Osaka IR KK signed an agreement with Osaka to implement the ADP. Preliminary construction began on the site of the future resort in 2024.

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

Cybersecurity Issue

In September 2023, we identified a cybersecurity issue involving unauthorized access to certain of our U.S. systems by criminal actors. The Cybersecurity Issue, together with the incident response efforts, resulted in some disruptions to our business operations and we also incurred expenses for technology consulting services, legal fees and other third-party advisors in connection with this issue, which were not material to our 2023 results. We have cybersecurity insurance from which we began to receive proceeds in 2024.

Visitation Statistics

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2024, Las Vegas visitor volume increased 2% compared to 2023 according to information published by the Las Vegas Convention and Visitors Authority, primarily from sporting events hosted by Las Vegas in February 2024 as well as the general expansion of sporting, music, and entertainment events throughout 2024.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. On January 8, 2023, Macau lifted the majority of its COVID-19 pandemic travel and quarantine restrictions with the exception of overseas visitors travelling from outside of mainland China, Hong Kong and Taiwan being required to present a negative nucleic acid test or rapid antigen test result, and, on February 6, 2023, all remaining COVID-19 travel restrictions were removed. During the year ended December 31, 2024, Macau visitor arrivals increased 24% compared to 2023 according to statistics published by the Statistics and Census Service of the Macau Government, as 2024 was positively affected by the continued recovery after the removal of COVID-19 related travel and entry restrictions.

Key Performance Indicators

Key performance indicators related to gaming and hotel revenue are:

•Gaming revenue indicators: table games drop, which is the total amount of cash and net markers issued and deposited into the drop box, and slot handle, which is the gross amount wagered in slot machines, (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. “Win” or “hold” percentages represent the net amount of gaming wins and losses in relation to table games drop or slot handle; and

•Hotel revenue indicators (for Las Vegas Strip Resorts) – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“RevPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on standalone selling price. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net revenues	$17,240,545	$16,164,249	$13,127,485
Operating income	1,490,456	1,891,497	1,439,372
Net income	1,064,608	1,314,924	206,731
Net income attributable to MGM Resorts International	746,558	1,142,180	1,473,093

Consolidated net revenues increased 7% in 2024 compared to 2023 due primarily to MGM China increasing 28%, MGM Digital increasing 28%, and our Regional Operations increasing 1%, each as compared to 2023 and as discussed below.

Consolidated operating income decreased 21% in 2024 compared to 2023. The decrease was due primarily to the $399 million gain in the prior year period related to the sale of the operations of Gold Strike Tunica recorded in property transactions, net, an increase in payroll related expenses, gaming taxes, and promotional expense, partially offset by the increase in net revenues discussed above.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Las Vegas Strip Resorts
Casino	$1,960,146	$2,127,612	$2,104,096
Rooms	3,159,497	3,027,668	2,729,715
Food and beverage	2,356,718	2,289,812	2,125,738
Entertainment, retail and other	1,339,752	1,354,054	1,438,823
	8,816,113	8,799,146	8,398,372
Regional Operations
Casino	2,737,778	2,712,205	2,901,072
Rooms	304,322	296,100	284,213
Food and beverage	456,129	440,002	429,188
Entertainment, retail and other	222,093	222,002	201,412
	3,720,322	3,670,309	3,815,885
MGM China
Casino	3,496,697	2,787,837	567,573
Rooms	217,798	177,158	43,216
Food and beverage	265,883	161,669	49,312
Entertainment, retail and other	42,006	26,945	13,492
	4,022,384	3,153,609	673,593
MGM Digital
Casino	552,012	432,146	133,435

Reportable segment net revenues	17,110,831	16,055,210	13,021,285
Corporate and other	129,714	109,039	106,200
	$17,240,545	$16,164,249	$13,127,485

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues for 2024 were flat compared to 2023 due primarily to an increase in rooms revenue and food and beverage revenue in the current year period, offset by a decrease in casino revenue, each discussed below.

Las Vegas Strip Resorts casino revenue decreased 8% in 2024 compared to 2023 due primarily to a decrease in table games drop and win percentage.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Table games drop	$6,028	$6,215	$5,804
Table games win	$1,472	$1,636	$1,391
Table games win %	24.4%	26.3%	24.0%
Slot handle	$23,840	$23,920	$22,812
Slot win	$2,240	$2,224	$2,127
Slot win %	9.4%	9.3%	9.3%

Las Vegas Strip Resorts rooms revenue increased 4% in 2024 compared to 2023 due primarily to an increase in RevPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2024	2023	2022
Occupancy	94%	93%	89%
Average daily rate (ADR)	$260	$256	$229
Revenue per available room (RevPAR)	$245	$237	$203

Las Vegas Strip Resorts food and beverage revenue increased 3% in 2024 compared to 2023 due primarily to an increase in catering and banquet revenue.

Regional Operations

Regional Operations net revenues increased 1% in 2024 compared to 2023 due primarily to the increase in casino revenues, partially offset by the disposition of Gold Strike Tunica in February 2023.

Regional Operations casino revenue increased 1% in 2024 compared to 2023 due primarily to an increase in slot win percentage and the strike at MGM Grand Detroit in the prior year, partially offset by the disposition of Gold Strike Tunica in February 2023.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Table games drop	$3,909	$3,886	$4,469
Table games win	$807	$814	$933
Table games win %	20.6%	21.0%	20.9%
Slot handle	$26,894	$26,850	$28,226
Slot win	$2,659	$2,586	$2,692
Slot win %	9.9%	9.6%	9.5%

MGM China

MGM China net revenues increased 28% in 2024 compared to 2023 due primarily to an increase in casino revenues discussed below.

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Main floor table games drop	$14,681	$12,115	$2,512
Main floor table games win	$3,666	$2,736	$572
Main floor table games win %	25.0%	22.6%	22.8%

MGM China casino revenues increased 25% in 2024 compared to 2023 due to the current year being positively affected by a full year of recovery of operations after the removal of COVID-19 related travel and entry restrictions in the first quarter of 2023 as well as an increase in main floor table games win percentage.

MGM Digital

MGM Digital net revenues increased 28% in 2024 compared to 2023 due primarily to entry into new markets in the current year. MGM Digital net revenues increased 224% in 2023 compared to 2022 due primarily to a full year of operations of LeoVegas reflected for 2023 while 2022 included results of operations of LeoVegas from the date of acquisition of September 7, 2022 through December 31, 2022.

Corporate and other

Corporate and other revenue includes other corporate operations and management services.

Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA

The following table presents Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA. Segment Adjusted EBITDAR is our reportable segment generally accepted accounting principles (“GAAP”) measure, which we utilize as the primary profit measure for our reportable segments. See Note 17 to the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Consolidated Adjusted EBITDA is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Las Vegas Strip Resorts	$3,106,543	$3,190,486	$3,142,308
Regional Operations	1,143,556	1,133,196	1,294,630
MGM China	1,087,126	866,889	(203,136)
MGM Digital	(77,227)	(32,424)	414
Corporate and other(1)	(2,849,157)	(2,822,620)	(2,625,662)
Consolidated Adjusted EBITDA	$2,410,841	$2,335,527	$1,608,554
(1) Includes rent expense related to triple net operating and ground leases of $2.3 billion, $2.3 billion, and $2.0 billion in 2024, 2023 and 2022, respectively. See Note 11 for discussion of our leases.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 3% compared to 2023. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin decreased to 35.2% in 2024 compared to 36.3% in 2023 due primarily to an increase in payroll-related expenses.

Regional Operations

Regional Operations Segment Adjusted EBITDAR increased 1% compared to 2023. Regional Operations Segment Adjusted EBITDAR margin decreased to 30.7% in 2024 compared to 30.9% in 2023 due primarily to an increase in payroll related expenses, partially offset by the increase in casino revenues.

MGM China

MGM China’s Segment Adjusted EBITDAR increased 25% in 2024 compared to 2023 due primarily to the increase in casino revenues. MGM China’s Segment Adjusted EBITDAR margin decreased to 27.0% in 2024 compared to 27.5% in 2023 due primarily to the increase in promotional expense and in lower margin non-gaming revenues, partially offset by the increase in casino revenues in 2024, discussed above.

MGM Digital

MGM Digital’s Segment Adjusted EBITDAR loss was $77 million in 2024 compared to $32 million 2023. The change was due primarily to the increase in marketing costs due to entry into new markets, partially offset by the increase in revenues in 2024.

MGM Digital’s Segment Adjusted EBITDAR loss was $32 million in 2023 compared to Segment Adjusted EBITDAR of $0.4 million in 2022. The change is due primarily to a full year of operations of LeoVegas reflected for 2023 while 2022 included results of operations of LeoVegas from the date of acquisition of September 7, 2022 through December 31, 2022.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$—	$(398,787)	$—
Gain on sale of the operations of The Mirage	—	—	(1,066,784)
Other property transactions, net	81,316	28,274	29,787
	$81,316	$(370,513)	$(1,036,997)
See Note 16 to the accompanying consolidated financial statements for discussion of property transactions, net.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$—	$51,051
BetMGM North America Venture	(110,079)	(90,894)	(234,464)
Other	19,426	28,790	23,200
	$(90,653)	$(62,104)	$(160,213)

In connection with the VICI Transaction in April 2022, we deconsolidated MGP, and accordingly derecognized the assets and liabilities of MGP, which included MGP OP’s investment in the venture that was 50.1% owned by a subsidiary of MGP OP at the time of the transaction (such venture, the “MGP BREIT Venture”).

Non-operating Results

Interest expense

The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total interest incurred	$445,660	$463,175	$595,692
Interest capitalized	(2,430)	(2,882)	(738)
	$443,230	$460,293	$594,954

Gross interest expense was $446 million in 2024 compared to $463 million in 2023. The decrease from 2023 is due primarily to a decrease in weighted average outstanding debt. See Note 9 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other income, net was $71 million in 2024 compared to $43 million in 2023. Other, net in 2024 was primarily comprised of foreign currency transaction gain of $129 million primarily related to USD denominated debt held by a foreign subsidiary, interest and dividend income of $81 million, and loss related to foreign currency contracts of $116 million. Other, net in 2023 was primarily comprised of interest and dividend income of $164 million and foreign currency transaction loss of $106 million primarily related to USD denominated debt held by a foreign subsidiary.

Income taxes

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income before income taxes	$1,117,065	$1,472,763	$903,799
Provision for income taxes	(52,457)	(157,839)	(697,068)
Effective income tax rate	4.7%	10.7%	77.1%
Federal, state and foreign income taxes paid, net of refunds	$266,996	$344,397	$22,955

Our effective rate for 2024 was favorably impacted primarily by an increase in Macau gaming profits which are exempt from complementary tax and a decrease in the valuation allowance for Macau deferred tax assets. Our effective rate for 2023 was favorably impacted primarily by a decrease in the valuation allowance on foreign tax credit carryforwards resulting from a projected increase in foreign source income and favorably impacted by an increase in Macau income offset by expiring net operating losses from prior years subject to valuation allowances. These changes were partially offset by an increase in incremental U.S. tax on foreign earnings.

Cash paid for income taxes decreased in 2024 compared to 2023 primarily due to the payment of income taxes in 2023 related to the disposition of The Mirage and Gold Strike Tunica, partially offset by the utilization of our remaining overall domestic loss in 2023 prior to fully sheltering 50% of domestic taxable income.

Certain jurisdictions in which we operate have enacted legislation commencing in 2024 as well as future years influenced by the OECD Pillar Two framework, including a minimum tax rate of 15%. The enacted tax laws with respect to Pillar Two have not materially impacted our current year financial results and are not expected to materially impact future financial results. We are unable to predict when and how Pillar Two will be enacted into law or modified to align with OECD guidance in the jurisdictions in which we operate. It is possible that Pillar Two legislative changes could have a material impact on future financial results. We will continue to monitor worldwide regulatory developments as additional guidance is released.

Reportable Segment GAAP measure

“Segment Adjusted EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, loss from unconsolidated affiliates, and also excludes gain on REIT transactions, net as well as corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and National Harbor, and the land concessions at MGM China. “Segment Adjusted EBITDAR margin” is Segment Adjusted EBITDAR divided by related segment net revenues.

Non-GAAP Measures

“Consolidated Adjusted EBITDA” is earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, and gain on REIT transactions, net.

Consolidated Adjusted EBITDA information is a non-GAAP measure that is presented solely as a supplemental disclosure to reported GAAP measures because it is among the measures used by management to evaluate our operating performance, and because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a measure of operating performance in the gaming industry and as a principal basis for the valuation of gaming companies. We believe that while items excluded from Consolidated Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our properties, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. However, Consolidated Adjusted EBITDA has limitations as an analytical tool, and should not be construed as an alternative or substitute to any measure determined in accordance with generally accepted accounting principles. For example, we have significant uses of cash flows, including capital expenditures, interest payments, income taxes, and debt principal repayments, which are not reflected in Consolidated Adjusted EBITDA. Accordingly, while we believe that Consolidated Adjusted EBITDA is a relevant measure of performance, Consolidated Adjusted EBITDA should not be construed as an alternative to or substitute for operating income or net income as an indicator of our performance, or as an alternative or substitute for cash flows from operating activities as a measure of liquidity. In addition, other companies in the gaming and hospitality industries that report Consolidated Adjusted EBITDA may calculate Consolidated Adjusted EBITDA in a different manner and such differences may be material. A reconciliation of GAAP net income to Consolidated Adjusted EBITDA is included herein.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income attributable to MGM Resorts International	$746,558	$1,142,180	$1,473,093
Plus: Net income (loss) attributable to noncontrolling interests	318,050	172,744	(1,266,362)
Net income	1,064,608	1,314,924	206,731
Provision for income taxes	52,457	157,839	697,068
Income before income taxes	1,117,065	1,472,763	903,799
Non-operating (income) expense
Interest expense, net of amounts capitalized	443,230	460,293	594,954
Non-operating items from unconsolidated affiliates	734	1,032	23,457
Other, net	(70,573)	(42,591)	(82,838)
	373,391	418,734	535,573
Operating income	1,490,456	1,891,497	1,439,372
Preopening and start-up expenses	7,972	415	1,876
Property transactions, net	81,316	(370,513)	(1,036,997)
Depreciation and amortization	831,097	814,128	3,482,050
Gain on REIT transactions, net	—	—	(2,277,747)
Consolidated Adjusted EBITDA	$2,410,841	$2,335,527	$1,608,554

Guarantor Financial Information

As of December 31, 2024, all of our principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our principal debt arrangements are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

December 31, 2024
Balance Sheet	(In thousands)
Current assets	$3,045,925
Intercompany debt due from non-guarantor subsidiaries	2,733,770
Other long-term assets	28,683,234
Other current liabilities	2,247,371
Intercompany debt due to non-guarantor subsidiaries	2,199,408
Other long-term liabilities	28,651,188

Year Ended December 31, 2024
Income Statement	(In thousands)
Net revenues	$10,825,067
Operating income	733,665
Intercompany interest income	277,516
Intercompany interest expense	(246,001)
Income before income taxes	501,374
Net income	427,878
Net income attributable to MGM Resorts International	396,364

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$2,362,495	$2,690,777	$1,756,462
Net cash provided by (used in) investing activities	(1,283,163)	(714,175)	2,118,181
Net cash used in financing activities	(1,564,281)	(5,004,631)	(3,024,302)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Cash provided by operating activities was $2.4 billion in 2024 compared to $2.7 billion in 2023. The decrease from the prior year was due primarily to changes in working capital primarily related to payroll liabilities, gaming taxes, and payables, partially offset by the increase in Segment Adjusted EBITDAR at MGM China discussed within the Results of Operations section above and a decrease in cash paid for interest and income taxes.

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

Cash used in investing activities was $1.3 billion in 2024 compared to $714 million in 2023. In 2024, we made payments of $1.2 billion in capital expenditures, as further discussed below, contributed $182 million to unconsolidated affiliates, paid $114 million related to acquisitions, net of cash acquired, and received $223 million related to net short-term investments in debt securities. In comparison, in 2023, we made payments of $932 million in capital expenditures, as further discussed below, contributed $161 million to unconsolidated affiliates, paid $122 million to acquire Push Gaming, net of cash acquired, and made $125 million in net short-term investments in debt securities, which were partially offset by proceeds of $447 million related to the sale of the operations of Gold Strike Tunica and proceeds of $153 million related to the principal portion of the Circus Circus Las Vegas note receivable that was repaid.

Capital Expenditures

In 2024, we made capital expenditures of $1.2 billion, of which $149 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to information technology and room and venue remodels.

In 2023, we made capital expenditures of $932 million, of which $45 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to land, information technology, room and restaurant remodels, convention center remodels, and gaming equipment.

Financing activities. Cash used in financing activities was $1.6 billion in 2024 compared to $5.0 billion in 2023. In 2024, we had net borrowings of debt of $29 million, as further discussed below, paid $1.4 billion for repurchases of our common stock, and distributed $189 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $2.4 billion, as further discussed below, paid $2.3 billion for repurchases of our common stock, and distributed $177 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

In 2024, we had net borrowings of debt of $29 million, which primarily consisted of:
•the issuance of our $750 million 6.5% notes due 2032, of which the proceeds were used to repay our $750 million of aggregate principal amount of our 6.75% notes due 2025;
•the issuance of our $850 million 6.125% notes due 2029, of which the proceeds were used to repay our $675 million 5.75% notes due 2025 at a redemption price of 100.607%, with the remainder primarily used for general corporate purposes;
•the issuance of MGM China’s $500 million 7.125% notes due 2031, of which the proceeds were used to partially repay draws on its first revolving credit facility, which had funded the repayment of MGM China’s $750 million 5.375% notes due 2024; and
•the net borrowings of $104 million on MGM China’s first revolving credit facility.

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

Share Repurchases and Distributions to Noncontrolling Interest Owners

In 2024, we paid $1.4 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 13 for further information on the stock repurchases. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $826 million as of December 31, 2024.

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

As of December 31, 2024, we had cash and cash equivalents of $2.4 billion, of which MGM China held $684 million, and we had $6.4 billion in principal amount of indebtedness, including $3.0 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility, and as of December 31, 2024, there was $478 million outstanding under MGM China’s first revolving credit facility. In February 2024, we amended our senior secured credit facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. In May 2024, MGM China further exercised the option to increase the amount of the second revolving facility to its full capacity, as discussed in Note 9.

Our expected cash interest payments, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of December 31, 2024, for 2025, 2026, and 2027 are approximately $200 million, $200 million, and $165 million, respectively, excluding MGM China, and approximately $375 million, $310 million, and $215 million, respectively, on a consolidated basis, which includes MGM China.

We are also required as of December 31, 2024 to make annual contractual cash rent payments of $1.8 billion over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. See Note 11 for discussion of our leases and lease obligations.

We have planned capital expenditures in 2025 of approximately $1.1 billion to $1.2 billion on a consolidated basis, of which approximately $225 million to $275 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects. Refer to Note 12 for discussion of MGM Grand Paradise’s commitment to investment in gaming and non-gaming projects and the development of international tourist markets as well as other contractual obligations pursuant to its gaming concession.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, inclusive of a $500 million license fee, with the amount and timing of costs dependent upon the progress and scope of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan for our proportionate share of the unfinanced portion of Osaka IR KK’s development project, of which the estimated remaining amount of approximately 271 billion yen (approximately $1.7 billion as of December 31, 2024) is anticipated to be funded over the next five years. We expect our funding amount will increase due to inflation and other factors, which increase is subject to ongoing negotiations with contractors and other stakeholders. Refer to Note 12 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to December 31, 2024, we repurchased approximately 9 million shares of our common stock for an aggregate amount of $307 million, excluding excise tax. Repurchased shares were retired.

For additional information related to our long-term obligations, refer to the maturities of long-term debt table in Note 9, the lease liability maturity table in Note 11, and the discussion regarding commitments and contingencies in Note 12.

Principal Debt Arrangements

See Note 9 to the accompanying consolidated financial statements for information regarding our debt agreements.

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

Loss Reserve for Casino Receivables

Marker play represents a significant portion of the table games volume. We maintain strict controls over the issuance of markers by assessing patrons’ credit worthiness prior to issuing credit and we aggressively pursue collection from our customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers at our domestic properties who are not residents of the United States.

We regularly evaluate our reserve for credit losses for casino receivables, which involves judgments and assumptions about realizability including the age of the account, the customer’s current and expected future financial condition, collection history, current and expected future economic conditions in various geographies, and business conditions.

The following table shows key statistics related to our casino receivables:

	December 31,
	2024	2023
	(In thousands)
Casino receivables	$603,307	$567,766
Loss reserve for casino accounts receivable	121,282	112,905
Loss reserve as a percentage of casino accounts receivable	20%	20%

Because individual customer account balances can be significant, the loss reserve and credit losses can change significantly between periods, as information about a certain customer becomes known or as changes in economic conditions occur. At December 31, 2024, a 100 basis-point change in the loss reserve as a percentage of casino receivables would change income before income taxes by $6 million.

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

Impairment of Long-lived Assets, Goodwill, and Indefinite-lived Intangible Assets

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

We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights and trademarks. For our 2024 annual impairment tests, we either utilized the option to perform a qualitative (“step zero”) analysis and concluded it was more likely than not that fair value exceeded carrying value or we elected to perform a quantitative analysis and fair value exceeded carrying value by a substantial margin. Management makes significant judgments and estimates as part of these analyses. There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If future operating results do not meet current expectations it could cause carrying values to exceed their fair values in future periods, potentially resulting in an impairment charge. In addition, the determination of multiples, capitalization rates, and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions or events outside of our control.

The value of our Empire City reporting unit is dependent upon us obtaining a commercial gaming license and the timing thereof, as well as other assumptions that may change throughout the bidding process as additional information becomes known, which includes the size, scope, and timing of constructing an expanded commercial gaming facility, the potential for and timing of a transaction for the monetization of the improvements and the proceeds and any rent associated with such transaction, and the incremental cash flows generated by the expanded facility, such as license payments and other payments to government entities, gaming tax rates, and forecasted revenue and expenses from operations. While the quantitative impairment analysis performed in 2024 resulted in the fair value of Empire City exceeding its carrying value by a substantial margin based upon the assumptions as of the date of the analysis, any of these assumptions could change materially as a result of new or additional information and, if they do, could result in an impairment of up to the full amount of the reporting unit’s goodwill of $256 million.

See Note 2 and Note 7 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

Income Taxes

We are subject to income taxes in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.

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
As of December 31, 2024, variable rate borrowings represented approximately 7% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$500	$1,150	$1,425	$750	$850	$1,250	$5,925	$5,839
Average interest rate	5.3%	5.4%	5.1%	4.8%	6.1%	6.8%	5.6%
Variable rate	$—	$478	$—	$—	$—	$—	$478	$478
Average interest rate	N/A	7.6%	N/A	N/A	N/A	N/A	7.6%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.

MGM China holds U.S. dollar denominated debt, which may cause foreign currency transaction losses. The Macau pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar, however, the current peg rates may not remain at the same level and possible changes to the peg rates may result in severe fluctuations in the exchange rate thereof. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. As of December 31, 2024, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $25 million.

We have intercompany debt that is denominated in currencies other than the subsidiaries’ functional currency, which may cause foreign currency transaction losses that do not eliminate in consolidation. As of December 31, 2024, a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of $220 million.

We hold forward foreign exchange contracts to hedge certain portions of forecasted cash flows denominated in Japanese yen. As of December 31, 2024, the notional amount of forward contracts was $1.3 billion and a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $127 million.

Equity price risk. We have investments in equity securities of publicly traded companies that are subject to equity price volatility. As of December 31, 2024, a 10% adverse change in the quoted market prices would result in an impact to earnings of $39 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.

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
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – Empire City Reporting Unit — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecast”), as well as the selection of discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance for the Empire City Reporting Unit (“Empire City”) was $256 million as of December 31, 2024. The fair value of Empire City exceeded its carrying value by a substantial margin as of the measurement date and, therefore, no impairment was recognized. However, the value of Empire City is dependent upon the Company obtaining a New York commercial gaming license and the timing thereof, as well as other related assumptions that may change throughout the bidding process as additional information becomes known. These assumptions could change materially as a result of new or additional information and, if they do, could result in an impairment of up to the full amount of Empire City’s goodwill of $256 million.

Given the significant judgments made by management to estimate the fair value of Empire City, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast as well as the selection of the discount rate, specifically due to the sensitivity of the results of Empire City’s operations to obtaining a New York commercial gaming license and other related assumptions including the scope and timing related to (1) construction, (2) a potential transaction monetizing improvements and any rent associated with such transaction, and (3) incremental cash flows associated with an expanded facility including revenues and expenses, including license payments and gaming taxes, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast and selection of the discount rate used by management to estimate the fair value of Empire City included the following, among others:

•We tested the effectiveness of controls over determining the fair value of Empire City, including those over management’s forecast and the selection of the discount rate.

•We evaluated management’s ability to accurately forecast revenues and expenses by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in the forecast by:

–Comparing the forecasts, which include assumptions related to the Company obtaining a New York commercial gaming license and the timing thereof and incremental cash flows associated with an expanded facility, to information included in the Company’s communications to the Board of Directors, gaming industry reports, and other publicly available information;

–Evaluating management’s estimated construction costs associated with the expanded facility and comparing the estimates to previous construction projects performed by the Company;

–Evaluating management’s assumptions related to the monetization of improvements and any rent associated with such transaction and comparing the assumptions to market data;

–Comparing the forecasts to historical financial results;

–Conducting inquiries with management; and

–Evaluating whether the forecast was consistent with evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

–Testing the market-based source information underlying the determination of the discount rates and the mathematical accuracy of the discount rate calculations; and

–Developing a range of independent estimates and comparing it to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 18, 2025

We have served as the Company’s auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,415,532	$2,927,833
Accounts receivable, net	1,071,412	929,135
Inventories	140,559	141,678
Income tax receivable	257,514	141,444
Prepaid expenses and other	478,582	770,503
Total current assets	4,363,599	4,910,593
Property and equipment, net	6,196,159	5,449,544
Investments in and advances to unconsolidated affiliates	380,626	240,803
Goodwill	5,145,004	5,165,694
Other intangible assets, net	1,715,381	1,724,582
Operating lease right-of-use assets, net	23,532,287	24,027,465
Deferred income taxes	39,591	—
Other long-term assets, net	858,980	849,867
	$42,231,627	$42,368,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts and construction payable	$412,662	$461,718
Accrued interest on long-term debt	69,916	60,173
Other accrued liabilities	2,869,105	2,604,177
Total current liabilities	3,351,683	3,126,068
Deferred income taxes	2,811,663	2,860,997
Long-term debt, net	6,362,098	6,343,810
Operating lease liabilities	25,076,139	25,127,464
Other long-term obligations	910,088	542,708
Total liabilities	38,511,671	38,001,047
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	34,805	33,356
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 294,374,189 and 326,550,141 shares	2,944	3,266
Capital in excess of par value	—	—
Retained earnings	3,081,753	3,664,008
Accumulated other comprehensive income (loss)	(61,216)	143,896
Total MGM Resorts International stockholders’ equity	3,023,481	3,811,170
Noncontrolling interests	661,670	522,975
Total stockholders’ equity	3,685,151	4,334,145
	$42,231,627	$42,368,548

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Casino	$8,785,649	$8,087,917	$5,734,173
Rooms	3,681,617	3,500,926	3,057,145
Food and beverage	3,078,731	2,891,483	2,604,238
Entertainment, retail and other	1,694,548	1,683,923	1,731,929
	17,240,545	16,164,249	13,127,485
Expenses
Casino	4,958,020	4,316,547	2,746,576
Rooms	1,119,108	1,017,650	937,272
Food and beverage	2,253,031	2,153,795	1,905,625
Entertainment, retail and other	1,063,382	1,065,570	1,063,510
General and administrative	4,825,313	4,700,657	4,226,617
Corporate expense	520,197	512,399	479,118
Preopening and start-up expenses	7,972	415	1,876
Property transactions, net	81,316	(370,513)	(1,036,997)
Gain on REIT transactions, net	—	—	(2,277,747)
Depreciation and amortization	831,097	814,128	3,482,050
	15,659,436	14,210,648	11,527,900
Loss from unconsolidated affiliates	(90,653)	(62,104)	(160,213)
Operating income	1,490,456	1,891,497	1,439,372
Non-operating income (expense)
Interest expense, net of amounts capitalized	(443,230)	(460,293)	(594,954)
Non-operating items from unconsolidated affiliates	(734)	(1,032)	(23,457)
Other, net	70,573	42,591	82,838
	(373,391)	(418,734)	(535,573)
Income before income taxes	1,117,065	1,472,763	903,799
Provision for income taxes	(52,457)	(157,839)	(697,068)
Net income	1,064,608	1,314,924	206,731
Less: Net (income) loss attributable to noncontrolling interests	(318,050)	(172,744)	1,266,362
Net income attributable to MGM Resorts International	$746,558	$1,142,180	$1,473,093

Earnings per share
Basic	$2.42	$3.22	$3.52
Diluted	$2.40	$3.19	$3.49
Weighted average common shares outstanding
Basic	307,408	354,926	409,201
Diluted	310,232	358,627	412,993

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,064,608	$1,314,924	$206,731
Other comprehensive income, net of tax:
Foreign currency translation	(201,594)	109,278	27,336
Cash flow hedges	—	—	37,692
Other	—	936	—
Other comprehensive income (loss)	(201,594)	110,214	65,028
Comprehensive income	863,014	1,425,138	271,759
Less: Comprehensive (income) loss attributable to noncontrolling interests	(321,568)	(172,562)	1,249,085
Comprehensive income attributable to MGM Resorts International	$541,446	$1,252,576	$1,520,844

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$1,064,608	$1,314,924	$206,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	831,097	814,128	3,482,050
Amortization of debt discounts and issuance costs	27,227	27,844	32,769
Loss on early retirement of debt	7,087	—	—
Provision for credit losses	61,089	48,984	22,738
Stock-based compensation	80,224	73,607	71,296
Property transactions, net	81,316	(370,513)	(1,036,997)
Foreign currency transaction loss (gain)	(128,588)	106,428	19,081
Gain on REIT transactions, net	—	—	(2,277,747)
Noncash lease expense	515,403	516,120	437,603
Other investment losses (gains)	32,237	1,112	(12,430)
Loss from unconsolidated affiliates	91,387	63,136	183,670
Distributions from unconsolidated affiliates	21,929	20,121	37,435
Deferred income taxes	(85,116)	(117,278)	496,189
Change in operating assets and liabilities:
Accounts receivable	(157,662)	(132,288)	(211,687)
Inventories	1,275	(15,524)	(26,627)
Income taxes receivable and payable, net	(132,842)	(58,493)	197,097
Prepaid expenses and other	35,062	(50,875)	(14,424)
Accounts payable and accrued liabilities	(107,395)	410,131	183,839
Other	124,157	39,213	(34,124)
Net cash provided by operating activities	2,362,495	2,690,777	1,756,462
Cash flows from investing activities
Capital expenditures	(1,150,589)	(931,813)	(765,067)
Dispositions of property and equipment	13,179	5,431	112,019
Proceeds from sale of operating resorts	—	460,392	1,054,313
Proceeds from repayment of principal on note receivable	—	152,518	—
Proceeds from real estate transactions	—	—	4,373,820
Acquisitions, net of cash acquired	(113,882)	(122,058)	(1,889,118)
Investments in unconsolidated affiliates	(182,078)	(161,040)	(254,786)
Distributions from unconsolidated affiliates	2,324	8,342	10,361
Investments and other	147,883	(125,947)	(523,361)
Net cash provided by (used in) investing activities	(1,283,163)	(714,175)	2,118,181
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	104,416	(1,097,306)	1,148,276
Issuance of long-term debt	2,100,000	—	—
Repayment of long-term debt	(2,175,000)	(1,285,600)	(1,070,340)
Debt issuance costs	(38,318)	(21,535)	(1,367)
Dividends paid to common shareholders	—	—	(4,048)
Distributions to noncontrolling interest owners	(188,567)	(177,093)	(210,699)
Repurchases of common stock	(1,357,890)	(2,291,917)	(2,775,217)
Other	(8,922)	(131,180)	(110,907)
Net cash used in financing activities	(1,564,281)	(5,004,631)	(3,024,302)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(26,883)	(19,401)	8,926
Change in cash and cash equivalents classified as assets held for sale	—	25,938	(25,938)
Cash, cash equivalents, and restricted cash
Net change for the period	(511,832)	(3,021,492)	833,329
Balance, beginning of period	3,014,896	6,036,388	5,203,059
Balance, end of period	$2,503,064	$3,014,896	$6,036,388
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$406,260	$452,160	$573,629
Federal, state and foreign income taxes paid, net	266,996	344,397	22,955
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$—	$226,083	$—
MGM Grand Paradise gaming concession payment obligation	—	226,083	—
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2024, 2023 and 2022
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Par Value
Balances, January 1, 2022	453,804	$4,538	$1,750,135	$4,340,588	$(24,616)	$6,070,645	$4,906,121	$10,976,766
Net income (loss)	—	—	—	1,473,093	—	1,473,093	(1,275,865)	197,228
Currency translation adjustment	—	—	—	—	34,268	34,268	(6,932)	27,336
Cash flow hedges	—	—	—	—	13,483	13,483	24,209	37,692
Stock-based compensation	—	—	65,700	—	—	65,700	5,596	71,296
Issuance of common stock pursuant to stock-based compensation awards	1,688	17	(27,042)	—	—	(27,025)	—	(27,025)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	(95,622)	(95,622)
Dividends declared and paid to common shareholders ($0.01 per share)	—	—	—	(4,048)	—	(4,048)	—	(4,048)
Issuance of restricted stock units	—	—	1,941	—	—	1,941	186	2,127
Repurchases of common stock	(76,404)	(764)	(1,759,059)	(1,015,394)	—	(2,775,217)	—	(2,775,217)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(31,888)	—	—	(31,888)	—	(31,888)
Deconsolidation of MGP	—	—	—	—	11,084	11,084	(3,184,710)	(3,173,626)
Other	—	—	213	—	(720)	(507)	5,611	5,104
Balances, December 31, 2022	379,088	3,791	—	4,794,239	33,499	4,831,529	378,594	5,210,123
Net income	—	—	—	1,142,180	—	1,142,180	172,131	1,314,311
Currency translation adjustment	—	—	—	—	109,461	109,461	(183)	109,278
Stock-based compensation	—	—	70,775	—	—	70,775	2,676	73,451
Issuance of common stock pursuant to stock-based compensation awards	1,787	18	(22,529)	(9,318)	—	(31,829)	—	(31,829)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(29,566)	(29,566)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(54,325)	(543)	(50,332)	(2,263,093)	—	(2,313,968)	—	(2,313,968)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	2,129	—	—	2,129	—	2,129
Other	—	—	(1,744)	—	936	(808)	(677)	(1,485)
Balances, December 31, 2023	326,550	3,266	—	3,664,008	143,896	3,811,170	522,975	4,334,145
Net income	—	—	—	746,558	—	746,558	317,392	1,063,950
Currency translation adjustment	—	—	—	—	(205,112)	(205,112)	3,518	(201,594)
Stock-based compensation	—	—	76,785	—	—	76,785	2,923	79,708
Issuance of common stock pursuant to stock-based compensation awards	1,282	12	(21,631)	—	—	(21,619)	—	(21,619)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(187,062)	(187,062)
Repurchases of common stock	(33,458)	(334)	(42,062)	(1,328,492)	—	(1,370,888)	—	(1,370,888)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(2,585)	(321)	—	(2,906)	—	(2,906)
Other	—	—	(10,507)	—	—	(10,507)	1,924	(8,583)
Balances, December 31, 2024	294,374	$2,944	$—	$3,081,753	$(61,216)	$3,023,481	$661,670	$3,685,151

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

As of December 31, 2024, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay, Luxor, New York-New York, Park MGM, and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements, as further discussed in Note 11.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. The Company also has a 50% ownership interest in Osaka IR KK, an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan.

Reportable segments. The Company has four reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital. See Note 17 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio REIT Venture (as defined in Note 11) and Osaka IR KK are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
For entities determined not to be a VIE, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity under the voting interest model if it has a controlling financial interest based upon the terms of the respective entities’ ownership agreements, such as MGM China. For these entities, the Company records a noncontrolling interest in the consolidated balance sheets and all intercompany balances and transactions are eliminated in consolidation. If the entity does not qualify for consolidation under the voting interest model and the Company has significant influence over the operating and financial decisions of the entity, the Company generally accounts for the entity under the equity method, such as BetMGM North America Venture, which does not qualify for consolidation as the Company has joint control, given the entity is structured with substantive participating rights whereby both owners participate in the decision making process, which prevents the Company from exerting a controlling financial interest in such entity, as defined in Accounting Standards Codification (“ASC”) 810. For entities over which the Company does not have significant influence, the Company accounts for its equity investment under ASC 321.
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
•Level 2 inputs for its derivatives;
•Level 1 and Level 2 inputs for its debt investments; and
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in acquisitions. See Note 4.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825, and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $388 million and $435 million as of December 31, 2024 and 2023, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses on equity investments are recorded in “Other, net” in the statements of operations. For the year ended December 31, 2024 and December 31, 2023, the Company recorded a net loss on its equity investments of $47 million and $26 million, respectively. For the year ended December 31, 2022, the Company recorded a net gain on its equity investments of $10 million.

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

As of December 31, 2024, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of December 31, 2024, the fair value of derivatives classified as liabilities were $96 million, with $57 million in current liabilities and $39 million in long-term liabilities. As of December 31, 2023, the fair value of derivatives classified as assets were $10 million, with $1 million in current assets and $9 million in long-term assets, and liabilities of $17 million, with $8 million in current liabilities and $9 million in long-term liabilities.

For the year ended December 31, 2024, the Company recorded a net loss on its derivatives of $116 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	December 31,
		2024	2023
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$52,794	$18,828
Cash and cash equivalents		52,794	18,828
Short-term investments:
U.S. government securities	Level 1	19,075	37,805
U.S. agency securities	Level 2	—	9,804
Corporate bonds	Level 2	171,117	364,926
Asset backed securities	Level 2	9,960	7,170
Short-term investments		200,152	419,705
Total debt investments		$252,946	$438,533

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million as of each of December 31, 2024 and 2023, securing the bank guarantees discussed in Note 12 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2024 and 2023.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino receivables. The Company issues credit following assessments of creditworthiness. At December 31, 2024 and 2023, approximately 50% and 54%, respectively, of the Company’s gross accounts receivable related to casino receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2024, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

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

Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Building and improvements	15 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 15 years

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

Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, amortization of certain basis differences, as well as contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss and classifies non-operating income or losses related to its investments in unconsolidated affiliates as a component of non-operating income or loss, as the Company’s investments in such unconsolidated affiliates are an extension of the Company’s core business operations.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Indefinite-lived intangibles consist of trademarks and certain of our gaming licenses. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2024, 2023, and 2022.

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

Accounts payable. As of December 31, 2024 and 2023, the Company had accrued $109 million and $84 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wagers transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

The transaction price for a casino wager is the difference between gaming wins and losses (“net win”). Discounts on markers and commissions rebated to players are recorded as a reduction of casino revenue. The Company accounts for casino revenue on a portfolio basis given the similar characteristics of wagers by recognizing net win per gaming day versus on an individual wager basis.

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

The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such goods and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food & beverage and retail & other contracts. Sales and usage-based taxes are excluded from revenues. For some arrangements, the Company acts as an agent in that it arranges for another party to transfer goods and services and the Company is not the controlling entity, which primarily include certain of the Company’s entertainment shows and, in certain jurisdictions, the Company’s arrangement with BetMGM North America Venture for online sports betting and iGaming.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2024	2023	2024	2023	2024	2023
	(In thousands)
Balance at January 1	$211,606	$185,669	$201,973	$183,602	$766,226	$816,376
Balance at December 31	215,710	211,606	215,005	201,973	825,236	766,226
Increase / (decrease)	$4,104	$25,937	$13,032	$18,371	$59,010	$(50,150)

The January 1, 2023 balances exclude liabilities related to assets held for sale. See Note 4.

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

The Company classifies a lease with terms greater than twelve months as either operating or finance. At commencement, the right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The initial measurement of ROU assets also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. When available, such as for the Company’s triple net operating leases for which the lessor has provided its implicit rate or provided the assumptions required for the Company to readily determine the rate implicit in the lease, the Company uses the rate implicit in the lease to discount lease payments to present value. However, for most of the Company’s leases, such as its ground subleases and equipment leases, the Company cannot readily determine the implicit rate. Accordingly, the Company uses its incremental borrowing rate to discount the lease payments for such leases based on the information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. The Company’s triple net operating leases each contain renewal periods at the Company’s option, each of which are not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. Refer to Note 11 for discussion of leases under which the Company is a lessee.

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third-party tenants include $82 million, $78 million and $72 million recorded within food and beverage revenue for 2024, 2023 and 2022, respectively, and $117 million, $114 million and $118 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $384 million, $299 million and $235 million for 2024, 2023 and 2022, respectively.

Corporate expense. Corporate expense represents unallocated payroll, professional fees, and various other expenses not directly related to the Company’s operations.

Preopening and start-up expenses. Preopening and start-up costs are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations.

Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.” See Note 16 for a detailed discussion of these amounts.

Redeemable noncontrolling interest. Noncontrolling interests with redemption features, such as put rights, that are not exclusively in the Company’s control, are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity within the mezzanine section of the consolidated balance sheets. The interests are initially accounted for at fair value and subsequently adjusted to the greater of the redemption value and carrying value (initial fair value adjusted for attributed net income (loss) and distributions, as applicable). The Company records such adjustments to retained earnings, to the extent available, with any residual amount applied against capital in excess of par value.

During 2023 and 2022, the Company purchased $138 million and $21 million of interests from its redeemable noncontrolling interest parties, respectively.

Earnings per share of common stock. The table below reconciles basic and diluted earnings per share of common stock. Diluted net income attributable to common stockholders includes adjustments for redeemable noncontrolling interests. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan. Antidilutive share-based awards excluded from the diluted earnings per share calculation are not material.

	Year Ended December 31,
	2024	2023	2022
Numerator:	(In thousands)
Net income attributable to MGM Resorts International	$746,558	$1,142,180	$1,473,093
Adjustment related to redeemable noncontrolling interests	(2,906)	2,128	(31,888)
Net income available to common stockholders - basic and diluted	$743,652	$1,144,308	$1,441,205
Denominator:
Weighted-average common shares outstanding - basic	307,408	354,926	409,201
Potential dilution from stock-based awards	2,824	3,701	3,792
Weighted-average common and common equivalent shares - diluted	310,232	358,627	412,993

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

Accumulated other comprehensive income (loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income (loss) are reported in the consolidated statements of stockholders’ equity.

Share repurchases. Shares repurchased pursuant to the Company’s share repurchase plans are retired upon purchase. The cost of the repurchases in excess of the aggregate par value of the shares reduces capital in excess of par value, to the extent available, with any residual cost applied against retained earnings.

Recently adopted accounting standards. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 for the year ended December 31, 2024. Refer to Note 17 for segment information.

Recently issued accounting standards. In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires public companies, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company plans to adopt ASU 2023-09 for its annual period ending December 31, 2025 and is currently assessing the impact of adoption.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which primarily requires disaggregation of specific expense categories in disclosures within the footnotes on an annual and interim basis. ASU 2024-03 is effective for the Company’s annual period ending December 31, 2027 and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact of adoption.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Casino	$603,307	$567,766
Hotel	335,128	301,833
Other	268,127	190,012
	1,206,562	1,059,611
Less: Loss reserves	(135,150)	(130,476)
	$1,071,412	$929,135
Loss reserves consisted of the following:

	Balance at Beginning of Period	Expected Credit Losses	Write-offs, Net of Recoveries	Balance at End of Period
Loss reserves:	(In thousands)
Year Ended December 31, 2024	$130,476	$61,089	$(56,415)	$135,150
Year Ended December 31, 2023	113,266	48,984	(31,774)	130,476
Year Ended December 31, 2022	$128,348	$22,738	$(37,820)	$113,266

NOTE 4 — ACQUISITIONS AND DIVESTITURES

Push Gaming acquisition. On August 31, 2023, LeoVegas acquired 86% of digital gaming developer, Push Gaming Holding Limited (“Push Gaming”) for total consideration of $146 million, which was allocated to $126 million of goodwill and $40 million of amortizable intangible assets.

LeoVegas acquisition. On May 2, 2022, the Company commenced a public offer to the shareholders of LeoVegas to tender 100% of the shares at a price of SEK 61 in cash per share. On September 7, 2022, the Company completed its tender offer and acquired 65% of the outstanding shares of LeoVegas and, at the completion of an extended acceptance period on September 22, 2022, acquired an additional 2% of outstanding shares, for an aggregate cash tender price of $370 million. During the tender offer period, the Company had acquired 31% of outstanding shares in open market purchases that had an acquisition-date fair value of approximately $172 million. As the Company’s previous 31% ownership interest was accounted for at fair value, no gain or loss was recorded upon consolidation. The remaining outstanding shares, with a fair value of approximately $11 million based upon the tender price, were settled by the Company in cash in connection with squeeze-out proceedings during the second quarter of 2023. The aggregate fair value of the acquired equity interests of LeoVegas was determined by the tender price and equaled $556 million, inclusive of cash settlement of equity awards. The acquisition provided the Company an opportunity to create a scaled global online gaming business.

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

Year Ended December 31,
2022
(In thousands)
Net revenues	$13,550,304
Net income attributable to MGM Resorts International	1,487,247

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

The Mirage sale. On December 19, 2022, the Company completed the sale of the operations of The Mirage to an affiliate of Seminole Hard Rock Entertainment, Inc. for cash consideration of $1.075 billion, or $1.1 billion, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent. The Company recognized a $1.1 billion gain recorded within “Property transactions, net.” The gain reflects the fair value of consideration received of $1.1 billion less the net carrying value of the assets and liabilities derecognized of $28 million. The operations of The Mirage were not classified as discontinued operations because the Company concluded that the sale was not a strategic shift that had a major effect on the Company’s operations or its financial results and it did not represent a major geographic segment or product line.

Gold Strike Tunica sale. On February 15, 2023, the Company completed the sale of the operations of Gold Strike Tunica to CNE Gaming Holdings, LLC, a subsidiary of Cherokee Nation Business, for cash consideration of $450 million, or $474 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The Company recognized a $399 million gain recorded within “Property transactions, net.” The gain reflects the net cash consideration less the net carrying value of the assets and liabilities derecognized of $75 million.

The operations of Gold Strike Tunica were not classified as discontinued operations because the Company concluded that the sale was not a strategic shift that had a major effect on the Company’s operations or its financial results and it did not represent a major geographic segment or product line.

The major classes of assets and liabilities derecognized in connection with the sale in 2023 were as follows:

Gold Strike Tunica
(In thousands)
Cash and cash equivalents	$26,911
Accounts receivable, net	2,466
Inventories	1,087
Prepaid expenses and other	1,522
Property and equipment, net	21,300
Goodwill	40,523
Other intangible assets, net	5,700
Operating lease right-of-use assets, net	507,231
Other long-term assets, net	1,251
Total assets	$607,991
Accounts payable	$1,657
Other accrued liabilities	13,778
Operating lease liabilities	516,136
Other long-term obligations	1,707
Total liabilities	$533,278

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Land	$484,338	$489,710
Building, building improvements, and land improvements	5,150,315	4,910,701
Furniture, fixtures, and equipment	5,300,400	4,633,734
Construction in progress	600,945	506,242
	11,535,998	10,540,387
Less: Accumulated depreciation	(5,644,484)	(5,176,626)
Finance lease ROU assets, net	304,645	85,783
	$6,196,159	$5,449,544

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $381 million and $241 million as of December 31, 2024 and 2023, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance was $89 million and $5 million as of December 31, 2024 and 2023, respectively, which is recorded within “Other current liabilities” on the consolidated balance sheets.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Loss from unconsolidated affiliates	$(90,653)	$(62,104)	$(160,213)
Non-operating items from unconsolidated affiliates	(734)	(1,032)	(23,457)
	$(91,387)	$(63,136)	$(183,670)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
MGP BREIT Venture (through April 29, 2022)	$—	$—	$51,051
BetMGM North America Venture	(110,079)	(90,894)	(234,464)
Other	19,426	28,790	23,200
	$(90,653)	$(62,104)	$(160,213)

In connection with the VICI Transaction in April 2022, the Company deconsolidated MGP, and, accordingly, derecognized the assets and liabilities of MGP, which included MGP OP’s investment in MGP BREIT Venture.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Goodwill	$5,145,004	$5,165,694

Indefinite-lived intangible assets:
Trademarks	$749,399	$759,468
Gaming rights and other	382,065	382,235
Total indefinite-lived intangible assets	1,131,464	1,141,703
Finite-lived intangible assets:
Customer lists	296,600	306,627
Less: Accumulated amortization	(150,715)	(107,082)
	145,885	199,545
Gaming rights	339,248	333,191
Less: Accumulated amortization	(93,151)	(63,086)
	246,097	270,105
Technology and other	270,986	154,469
Less: Accumulated amortization	(79,051)	(41,240)
	191,935	113,229
Total finite-lived intangible assets, net	583,917	582,879
Total other intangible assets, net	$1,715,381	$1,724,582

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2024
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$2,707,009
Regional Operations	660,940	—	—	660,940
MGM China	1,349,356	—	7,269	1,356,625
MGM Digital	448,389	215	(28,174)	420,430
	$5,165,694	$215	$(20,905)	$5,145,004

	2023
	Balance at January 1	Acquisitions	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$2,707,009
Regional Operations	660,940	—	—	660,940
MGM China	1,350,878	—	(1,522)	1,349,356
MGM Digital	310,485	125,612	12,292	448,389
	$5,029,312	$125,612	$10,770	$5,165,694

Refer to Note 4 for discussion on the Push Gaming acquisition within the MGM Digital segment.

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

Accordingly, upon commencement of the gaming concession contract on January 1, 2023, MGM Grand Paradise recorded an intangible asset, included within “Gaming rights” above, of $226 million for the right to conduct gaming and operate the reverted gaming equipment and gaming areas and a corresponding liability for the in-substance consideration to be paid over the concession term for such rights, which is the unconditional obligation of the fixed and variable annual premiums, as well as the payments relating to the use of the reverted gaming assets. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of the Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. The current portion of $8 million and $7 million was recorded within “Other accrued liabilities” and noncurrent portion of $207 million and $214 million of the remaining liability was recorded within “Other long-term liabilities,” in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. The gaming concession intangible asset is being amortized on a straight-line basis over the ten-year term of the gaming concession contract. The fully amortized gaming subconcession intangible asset was derecognized upon the expiration of the gaming subconcession and corresponding commencement of the gaming concession contract.

Amortization expense. Amortization expense related to intangible assets was $119 million, $103 million and $2.7 billion for 2024, 2023, and 2022, respectively. As of December 31, 2024, estimated future amortization was as follows:

Years ending December 31,	(In thousands)
2025	$127,933
2026	124,845
2027	107,032
2028	74,147
2029	53,829
Thereafter	96,131
$583,917

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$215,710	$211,606
Loyalty program obligations	215,005	201,973
Casino front money	324,956	249,877
Advance deposits and ticket sales	271,474	316,345
Unpaid wagers and other	228,806	200,004
Other accrued liabilities:
Payroll and related	580,153	628,158
Taxes, other than income taxes	382,842	390,890
Operating lease liabilities - current (Refer to Note 11)	98,021	74,988
Finance lease liabilities - current (Refer to Note 11)	74,191	9,166
Other	477,947	321,170
	$2,869,105	$2,604,177

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2024	2023
	(In thousands)
MGM China first revolving credit facility	$477,567	$371,300
5.375% MGM China senior notes, due 2024	—	750,000
6.75% senior notes, due 2025	—	750,000
5.75% senior notes, due 2025	—	675,000
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	—
7.125% MGM China senior notes, due 2031	500,000	—
6.5% senior notes, due 2032	750,000	—
7% debentures, due 2036	552	552
	6,403,119	6,371,852
Less: Unamortized discounts and debt issuance costs, net	(41,021)	(28,042)
	$6,362,098	$6,343,810

MGM China’s senior notes due within one year of the applicable balance sheet date were classified as long-term as MGM China had both the intent and ability to refinance the notes on a long-term basis.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total interest incurred	$445,660	$463,175	$595,692
Interest capitalized	(2,430)	(2,882)	(738)
	$443,230	$460,293	$594,954

Senior secured credit facility. In February 2024, the Company amended its revolving facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. The revolving credit facility bears interest of SOFR plus 1.50% to 2.25% determined by reference to a rent adjusted total net leverage ratio pricing grid. At December 31, 2024, no amounts were drawn.

The Company’s senior secured credit facility is guaranteed by each of the Company’s existing direct and indirect wholly-owned material domestic restricted subsidiaries, subject to certain exclusions. The senior secured credit facility is secured by a pledge of the equity in certain of the Company’s domestic operating properties. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, subject to certain exceptions. The Company’s senior secured credit facility also contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at December 31, 2024.

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

MGM China first revolving credit facility. At December 31, 2024, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.3 billion) unsecured revolving credit facility. The MGM China first revolving credit facility bears interest at a fluctuating rate per annum based on Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. At December 31, 2024, the weighted average interest rate was 7.55%. In June 2023, MGM China amended its first revolving credit agreement, which extended the maturity date to May 2026.
The MGM China first revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China first revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China first revolving credit facility covenants at December 31, 2024.
MGM China second revolving credit facility. At December 31, 2024, the MGM China second revolving credit facility consisted of a HK$5.85 billion (approximately $753 million) unsecured revolving credit facility. The option to increase the amount of the facility was partially exercised in August 2023, increasing the facility by HK$205 million (approximately $26 million); in October 2023, increasing the facility by HK$1.17 billion (approximately $151 million); and in December 2023, increasing the facility by HK$100 million (approximately $13 million). The option to increase the amount of the facility was further exercised in May 2024, increasing the facility by HK$1.26 billion (approximately $162 million) to its full capacity of HK$5.85 billion. At December 31, 2024, no amounts were drawn on the MGM China second revolving credit facility.
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

The MGM China second revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In connection with the June 2023 amendment, the financial covenants under the MGM China second revolving credit facility are waived through December 31, 2024 and become effective beginning on March 31, 2025. MGM China was in compliance with its applicable MGM China second revolving credit facility covenants at December 31, 2024.

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

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2024 were as follows:

Year ending December 31,	(In thousands)
2025	$500,000
2026	1,627,567
2027	1,425,000
2028	750,000
2029	850,000
Thereafter	1,250,552
$6,403,119

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.3 billion for each of the years ended December 31, 2024 and 2023.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Domestic operations	$256,890	$1,214,888	$4,251,418
Foreign operations	860,175	257,875	(3,347,619)
	$1,117,065	$1,472,763	$903,799

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Federal:	(In thousands)
Current	$126,933	$259,128	$206,426
Deferred (excluding separate components)	(22,919)	48,363	678,371
Deferred – valuation allowance change	(9,506)	(153,768)	(5,346)
Other noncurrent	1,458	(10,969)	(18,326)
Provision for federal income taxes	95,966	142,754	861,125
State:
Current	10,477	24,931	10,389
Deferred (excluding separate components)	(3,731)	(11,206)	33,878
Deferred – operating loss carryforward	(880)	12,219	15,442
Deferred – valuation allowance change	3,177	2,140	2,345
Provision for state income taxes	9,043	28,084	62,054
Foreign:
Current	(2,363)	(223)	2,259
Deferred (excluding separate components)	(4,250)	(5,611)	(311,614)
Deferred – operating loss carryforward	(39,769)	57,485	(6,331)
Deferred – valuation allowance change	(6,170)	(64,650)	89,575
Benefit for foreign income taxes	(52,552)	(12,999)	(226,111)
	$52,457	$157,839	$697,068

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(0.2)	(0.1)	(2.4)
Foreign income/losses taxed at other than U.S. statutory rate	(19.5)	(3.6)	53.3
Federal valuation allowance	(0.9)	(10.4)	(0.6)
State taxes, net	0.6	1.5	5.5
General business credits	(1.5)	(1.2)	(1.5)
Incremental U.S. tax on foreign earnings	4.5	2.4	—
Permanent and other items	0.7	1.1	1.8
	4.7%	10.7%	77.1%

The tax-effected components of the Company’s net deferred tax liability were as follows:

	December 31,
	2024	2023
Deferred tax assets – federal and state:	(In thousands)
Net operating loss carryforward	$14,193	$13,498
Accruals, reserves and other	66,328	52,854
Lease liabilities	5,750,744	5,703,953
Tax credits	1,008,363	1,788,001
	6,839,628	7,558,306
Less: Valuation allowance	(867,416)	(1,598,291)
	5,972,212	5,960,015
Deferred tax assets – foreign:
Net operating loss carryforward	180,970	141,201
Accruals, reserves and other	6,673	9,266
Property and equipment	37,832	33,944
Lease liabilities	1,488	1,270
	226,963	185,681
Less: Valuation allowance	(173,984)	(180,155)
	52,979	5,526
Total deferred tax assets	$6,025,191	$5,965,541
Deferred tax liabilities – federal and state:
Property and equipment	$(438,455)	$(389,854)
Investments in unconsolidated affiliates	(583,865)	(584,448)
Investment in equity securities	(2,232,601)	(2,234,754)
ROU assets	(5,283,821)	(5,390,561)
Intangibles	(237,107)	(197,893)
	(8,775,849)	(8,797,510)
Deferred tax liabilities – foreign:
Intangibles	(21,414)	(29,028)
	(21,414)	(29,028)
Total deferred tax liability	(8,797,263)	(8,826,538)
Net deferred tax liability	$(2,772,072)	$(2,860,997)

Deferred income tax valuation allowance consisted of the following:

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:	(In thousands)
Year Ended December 31, 2024	$1,778,446	$—	$(737,046)	$1,041,400
Year Ended December 31, 2023	2,886,575	—	(1,108,129)	1,778,446
Year Ended December 31, 2022	2,884,262	2,313	—	2,886,575

The Company has recorded a valuation allowance of $855 million on its foreign tax credit (“FTC”) carryover of $1.0 billion as of December 31, 2024, resulting in an FTC net deferred tax asset of approximately $153 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. The Company believes payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers only to the extent it has active foreign source income during the applicable 10-year FTC carryforward period. The Company relies on future U.S.-source operating income in assessing, future FTC realization during the applicable 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $674 million in 2025; $134 million in 2026; and $200 million in 2027.

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

On January 29, 2024, MGM Grand Paradise was granted an extension of its Complementary Tax Exemption for the period of January 1, 2023 through December 31, 2027. The measurement of Macau deferred tax assets and liabilities as of December 31, 2023 was based on enacted law as of that date and assumed MGM Grand Paradise would pay the complementary tax on gaming profits for all periods beyond December 31, 2022. The impact of the retroactive Complementary Tax Exemption was reversed in 2024.

At December 31, 2024, gross foreign net operating loss carryforwards consisted primarily of a complementary tax exempt net operating loss (“NOL”) carryforward of $1.3 billion at MGM Grand Paradise resulting from non-gaming operations that will expire if not utilized in years 2025 through 2027.

As of December 31, 2024, there is a $174 million valuation allowance on certain foreign deferred tax assets, which relates primarily to MGM Grand Paradise’s NOLs.

The Company has NOLs in some of the states in which it operates that total $234 million as of December 31, 2024, which equates to deferred tax assets of $14 million after federal tax effect and before valuation allowance. The NOL carryforwards in most of the states will expire, if not utilized, between 2025 through 2042. Otherwise, the NOL carryforward can be carried forward indefinitely. The Company has provided a valuation allowance of $12 million on some of its state deferred tax assets for the NOLs described above.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was not material at December 31, 2024 and 2023, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as well as overpayments and underpayment of income taxes in income tax expense, which were not material for each of the periods presented.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions. As of December 31, 2024, other than adjustments resulting from the federal and state income tax audits discussed herein, the federal, state, and local tax jurisdictions in which the Company files tax returns generally cannot assess tax with respect to years ended prior to 2020. However, NOLs generated or utilized in earlier years may be subject to adjustment.

The Company’s 2015 through 2019 U.S. consolidated federal income tax returns are currently under examination by the IRS and the examination findings are under review by the Joint Committee on Taxation. Such review and examination are expected to be complete and close during the first half of 2025. The Company anticipates receiving its refund claim without any material adjustments upon resolution of the examination.

In 2024, the Company’s suit initiated against the state of Michigan in 2022 was resolved with no material adjustments. In addition, the state of Michigan cancelled the examination of the Company’s unitary income tax returns filed in the state for tax years 2019 through 2021.

NOTE 11 – LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Real estate assets and land. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements, which are classified as operating leases. The triple net structure of the leases requires the Company to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance (with each lease obligating the Company to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Each of the triple net leases also requires the Company to comply with certain financial covenants, which, if not met, would require the Company to maintain either cash security or one or more letters of credit in favor of the landlord in amounts ranging from six months to two years of rent.

Bellagio lease. The Company leases the real estate assets of Bellagio from a venture in which it has a 5% ownership interest (the “Bellagio REIT Venture”). The Bellagio lease commenced November 15, 2019 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the lease year that commenced on December 1, 2024 increased to $270 million as a result of the 2% fixed annual escalator.

Mandalay Bay and MGM Grand Las Vegas lease. The Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas from subsidiaries of VICI. The Mandalay Bay and MGM Grand Las Vegas lease commenced February 14, 2020 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on February 29, 2024 increased to $316 million as a result of the 2% fixed annual escalator.

Aria and Vdara lease. The Company leases the real estate assets of Aria and Vdara from funds managed by The Blackstone Group, Inc. The Aria and Vdara lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on October 1, 2024 increased to $228 million as a result of the 2% fixed annual escalator.

The VICI lease and ground subleases. The Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the first lease year that commenced on April 29, 2022 was $860 million. In December 2022, in connection with the sale of the operations of The Mirage, the VICI lease was amended to remove The Mirage and to reflect a $90 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $770 million. In February 2023, in connection with the sale of the operations of Gold Strike Tunica, the VICI lease was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $730 million. The modifications resulted in reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and $1.3 billion of net operating lease ROU and $1.3 billion of lease liabilities allocable to The Mirage were derecognized, and $507 million of net operating lease ROU and $516 million of lease liabilities allocable to Gold Strike Tunica were derecognized (see Note 4). Annual cash rent payments for the lease year that commenced on May 1, 2024 increased to $759 million as a result of the 2% fixed annual escalator.

The Company is also required to pay the rent payments under the ground leases of the Borgata, Beau Rivage, and National Harbor through the term of the VICI lease. The ground subleases of Beau Rivage and National Harbor are classified as operating leases and the ground sublease of Borgata is classified as a finance lease.

The Cosmopolitan lease. The Company leases the real estate assets of The Cosmopolitan from a subsidiary of Blackstone Real Estate Investment Trust, Inc. The Cosmopolitan lease commenced May 17, 2022 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on June 1, 2024 was $208 million.

MGM China land concessions. MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts with the government of Macau, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively, with a right to renew for further consecutive periods of 10 years, at MGM Grand Paradise’s option. The land leases are classified as operating leases.

Other information: Components of lease costs and other information related to the Company’s leases were:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$2,300,373	$2,306,640	$1,986,853

Finance lease costs
Interest expense	$32,251	$9,899	$9,233
Amortization expense	58,845	65,629	76,039
Total finance lease costs	$91,096	$75,528	$85,272
(1)Operating lease cost includes $331 million for each of the years ended December 31, 2024, 2023, and 2022, related to the Bellagio lease, which is held with a related party.

	December 31,
	2024	2023
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,532,287	$24,027,465
Operating lease liabilities - current, classified within “Other accrued liabilities”	$98,021	$74,988
Operating lease liabilities - long-term(2)	25,076,139	25,127,464
Total operating lease liabilities	$25,174,160	$25,202,452

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$304,645	$85,783
Finance lease liabilities - current, classified within “Other accrued liabilities”	$74,191	$9,166
Finance lease liabilities - long-term, classified within “Other long-term obligations”	243,256	85,391
Total finance lease liabilities	$317,447	$94,557

Weighted average remaining lease term (years)
Operating leases	24	25
Finance leases	8	22

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of December 31, 2024 and 2023, operating lease ROU assets, net included $3.4 billion and $3.5 billion related to the Bellagio lease, respectively.
(2)As of December 31, 2024 and 2023, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of December 31, 2024, operating lease liabilities – current included $3 million related to the Bellagio lease.

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,833,022	$1,802,577	$1,535,637
Operating cash outflows from finance leases	15,939	6,332	6,654
Financing cash outflows from finance leases(1)	54,798	71,611	84,139

ROU assets obtained in exchange for new lease liabilities
Operating leases	$6,658	$15,089	$15,538,208
Finance leases	275,455	3,073	87,856
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2025	$1,869,121	$89,936
2026	1,890,132	81,782
2027	1,918,449	81,371
2028	1,945,486	29,445
2029	1,972,177	7,046
Thereafter	46,972,294	121,202
Total future minimum lease payments	56,567,659	410,782
Less: Amount of lease payments representing interest	(31,393,499)	(93,335)
Present value of future minimum lease payments	25,174,160	317,447
Less: Current portion	(98,021)	(74,191)
Long-term portion of lease liabilities	$25,076,139	$243,256

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

In connection with this cybersecurity issue, the Company became subject to consumer class actions in U.S. federal and state courts. These class actions assert a variety of common law and statutory claims based on allegations that the Company failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. The Company reached a settlement for $45 million to resolve the purported civil class action litigation related to the 2023 cybersecurity issue and a 2019 cybersecurity issue, which was paid by insurance carriers into a settlement fund in February 2025. In addition, the Company is the subject of investigations by state and federal regulators, which also could result in monetary fines and other relief. The Company cannot predict the timing or outcome of any of these potential matters, or whether the Company may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. While the Company believes it is reasonably possible that it may incur losses associated with the above-described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the preliminary stage of these proceedings.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments. MGM Grand Paradise concession contract. Pursuant to the concession contract, MGM Grand Paradise is required to pay (i) a special gaming tax of 35% of gross gaming revenue and a special levy of up to 5% of gross gaming revenue, of which the tax is subject to a minimum annual payment in the form of a special premium in the event the minimum amount is not achieved, (ii) a fixed annual premium, and (iii) a variable premium based on the number of gaming tables and machines. Based upon the approved number of gaming tables and slot machines as of December 31, 2024, the premiums for the above obligations payable to the Macau government are approximately MOP 2.2 billion ($270 million as of December 31, 2024) during each of the next five years ending December 31, 2029, and approximately MOP 6.5 billion ($811 million as of December 31, 2024) in the aggregate thereafter through the expiration of the gaming concession in December 2032.

In addition, MGM Grand Paradise is required to make annual payments in connection with the temporary use of the reverted gaming assets based upon square meters of the reverted casino areas. Such payments will be adjusted with the Macau average price index during the term of the reversion agreement. The annual payment to the Macau government is approximately MOP 45 million ($6 million as of December 31, 2024) during the year ending December 31, 2025, approximately MOP 148 million ($19 million as of December 31, 2024) during each of the following four years ending December 31, 2029, and approximately MOP 445 million ($56 million as of December 31, 2024) in the aggregate thereafter through the term of the reversion agreement, with each annual payment subject to the Macau average price index adjustment.

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

The gaming concession also obligates MGM Grand Paradise to invest in various gaming and non-gaming projects and the development of international tourist markets over the ten-year term of the concession in an initial amount of approximately MOP 16.7 billion ($2.1 billion as of December 31, 2024) of which MOP 15 billion ($1.9 billion as of December 31, 2024) was designated for non-gaming projects. In 2023, the non-gaming commitment increased in accordance with the concession contract as a result of market-wide Macau annual gross gaming revenue exceeding MOP 180 billion and, accordingly, the total gaming and non-gaming project commitment over the ten-year term of the concession increased to MOP 19.7 billion ($2.5 billion as of December 31, 2024), of which MOP 18 billion ($2.2 billion as of December 31, 2024) is designated for non-gaming projects. The projects related to the investment are subject to annual review and Macau government approval and, therefore, the timing and magnitude of the projects comprising the investment are subject to change. MGM Grand Paradise submitted the list of investments and projects it intended to carry out in 2025 to the Macau government in the fourth quarter of 2024, which has been approved by the Macau government.

The gaming law also requires concessionaires to maintain share capital of at least MOP 5 billion (approximately $625 million as of December 31, 2024).

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $125 million as of December 31, 2024) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2024, MOP 700 million of the bank guarantees (approximately $87 million as of December 31, 2024) were secured by pledged cash.

Bellagio REIT shortfall guarantee. The Company provides a shortfall guarantee of the $3.01 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlord of Bellagio, Bellagio REIT Venture, which is a VIE and a related party, for which such indebtedness matures in 2029. The terms of the shortfall guarantee provide that after the lenders have exhausted certain remedies to collect on the obligations under the indebtedness, the Company would then be responsible for any shortfall between the value of the collateral, which is the real estate assets of the applicable property owned by the landlord, and the debt obligation. The guarantee is accounted for under ASC 460 at fair value; such value is immaterial.

Osaka IR KK guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $80 million as of December 31, 2024) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in Osaka IR KK, which had a carrying value of $274 million as of December 31, 2024, is pledged as collateral for Osaka IR KK’s obligations under its credit agreement.

Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK for its proportionate share of the unfinanced portion of Osaka IR KK’s development project, of which an estimated amount of approximately 271 billion yen (approximately $1.7 billion as of December 31, 2024) remains to be funded as of December 31, 2024. The amount and timing of funding is expected to change as a result of inflation and other factors, which change is subject to ongoing negotiations with contractors and other stakeholders. During the years ended December 31, 2024 and 2023, the Company funded 25.2 billion yen (approximately $157 million) and 10.3 billion yen (approximately $69 million), respectively, of the committed amount to Osaka IR KK.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At December 31, 2024, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 13 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) attributable to MGM Resorts International were as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Other	Total
	(In thousands)
Balances, January 1, 2022	$(907)	$(41,634)	$17,925	$(24,616)
Other comprehensive income before reclassifications	27,336	30,692	—	58,028
Amounts reclassified to interest expense	—	7,000	—	7,000
Other comprehensive income, net of tax	27,336	37,692	—	65,028
Other changes:
Deconsolidation of MGP	—	28,151	(17,067)	11,084
Other	1,074	—	(1,794)	(720)
Net changes	28,410	65,843	(18,861)	75,392
Other comprehensive (income) loss attributable to noncontrolling interest	6,932	(24,209)	—	(17,277)
Balances, December 31, 2022	34,435	—	(936)	33,499
Other comprehensive income before reclassifications	109,278	—	—	109,278
Amounts reclassified to “Other, net”	—	—	936	936
Other comprehensive income, net of tax	109,278	—	936	110,214
Other comprehensive loss attributable to noncontrolling interest	183	—	—	183
Balances, December 31, 2023	143,896	—	—	143,896
Other comprehensive loss before reclassifications	(201,594)	—	—	(201,594)
Other comprehensive loss, net of tax	(201,594)	—	—	(201,594)
Other comprehensive income attributable to noncontrolling interest	(3,518)	—	—	(3,518)
Balances, December 31, 2024	$(61,216)	$—	$—	$(61,216)

Noncontrolling interest

The following is a summary of net income attributable to MGM Resorts International and transfers to noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net income attributable to MGM Resorts International	$746,558	$1,142,180	$1,473,093
Transfers from/(to) noncontrolling interest:
Deconsolidation of MGP	—	—	11,084
Other	—	—	(120)
Net transfers from noncontrolling interest	—	—	10,964
Change from net income attributable to MGM Resorts International and transfers to noncontrolling interest	$746,558	$1,142,180	$1,484,057

Deconsolidation of MGP. On April 29, 2022, the Company completed the VICI Transaction, whereby VICI acquired MGP. In connection with the transaction, the Company no longer holds a controlling interest in MGP and deconsolidated MGP, including the accumulated other comprehensive loss related to MGP.

Other equity activity

MGM Resorts International stock repurchases. In February 2020, the Company announced that the Board of Directors authorized a $3.0 billion stock repurchase plan, in March 2022, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, in February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, and, in November 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

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

During the year ended December 31, 2023, the Company repurchased approximately 54 million shares of its common stock for an aggregate amount of $2.3 billion. Repurchased shares were retired. In connection with these repurchases, the March 2022 $2.0 billion stock repurchase plan was completed.

During the year ended December 31, 2024, the Company repurchased approximately 33 million shares of its common stock for an aggregate amount of $1.4 billion. Repurchased shares were retired. In connection with these repurchases, the February 2023 $2.0 billion stock repurchase plan was completed. As of December 31, 2024 the remaining availability under the November 2023 $2.0 billion stock repurchase plan was $826 million.

Subsequent to December 31, 2024, the Company repurchased approximately 9 million shares of its common stock for an aggregate amount of $307 million, excluding excise tax. Repurchased shares were retired.

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

As of December 31, 2024, the Company had an aggregate of approximately 14 million shares of common stock available for grant as stock-based awards under the 2022 Omnibus Plan. Additionally, as of December 31, 2024, the Company had approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units and dividend equivalent units related to RSUs and PSUs.

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

Stock-based compensation expense. Stock-based compensation expense was recognized as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense:	(In thousands)
Omnibus Plan	$73,074	$67,375	$60,264
MGM Growth Properties Omnibus Incentive Plan	—	—	5,112
MGM China share-based compensation plans	7,150	6,232	5,920
Total stock-based compensation expense	80,224	73,607	71,296
Less: Reimbursed costs	(67)	(21)	—
	80,157	73,586	71,296
Less: Related tax benefit	(17,266)	(15,975)	(14,458)
Stock-based compensation expense, net of tax benefit	$62,891	$57,611	$56,838

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining Agreements
Pension Fund(1)	Plan Number	2023	2022	Status (3)	2024	2023	2022	Imposed
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$61,630	$59,172	$56,235	No	05/31/2025(5); 09/30/2028(5); 09/30/2029(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)	82-0994119/001	Red	Red	Implemented	$10,448	$10,113	$8,650	No	5/31/2026
(1)The Company was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the plan years 2023 and 2022 for both plans. At the date the financial statements were issued, Form 5500 was not available for the plan year 2024.
(2)The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded (critical status) and plans in the green zone are at least 80% funded.
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

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $237 million, $230 million, and $218 million to the Health Fund for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$—	$(398,787)	$—
Gain on sale of the operations of The Mirage	—	—	(1,066,784)
Other property transactions, net	81,316	28,274	29,787
	$81,316	$(370,513)	$(1,036,997)

Refer to Note 4 for discussion on the sale of the operations of Gold Strike Tunica and of The Mirage. Other property transactions, net in 2024, 2023, and 2022 includes miscellaneous asset disposals and write-downs.

NOTE 17 — SEGMENT INFORMATION

The Company’s management views each of its casino properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company has aggregated its operating segments into the following reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital. During the fourth quarter of 2024, the Company added MGM Digital as a reportable segment to reflect the Company’s strategic focus on interactive gaming. The corresponding items of segment information for MGM Digital, which were previously included within “Corporate and other”, as applicable, were recast for prior periods.

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan (upon its acquisition in May 2022), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), The Mirage (until its disposition in December 2022), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

MGM China. MGM China consists of MGM Macau and MGM Cotai.

MGM Digital. MGM Digital consists of LeoVegas (upon its acquisition in September 2022) and other consolidated subsidiaries that offer interactive gaming.

The Company’s operations related to investments in unconsolidated affiliates, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses and monitors budget-to-actual and actual-to-actual results of Segment Adjusted EBITDAR in assessing performance of each segment and deciding where to invest capital.
Segment Adjusted EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, loss from unconsolidated affiliates, and also excludes gain on REIT transactions, net as well as corporate expense and stock compensation expense, which are not allocated to each operating segment, and rent expense related to the master lease with MGP that eliminated in consolidation. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and National Harbor, and the land concessions at MGM China.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$1,960,146	$2,127,612	$2,104,096
Rooms	3,159,497	3,027,668	2,729,715
Food and beverage	2,356,718	2,289,812	2,125,738
Entertainment, retail and other	1,339,752	1,354,054	1,438,823
	8,816,113	8,799,146	8,398,372
Regional Operations
Casino	2,737,778	2,712,205	2,901,072
Rooms	304,322	296,100	284,213
Food and beverage	456,129	440,002	429,188
Entertainment, retail and other	222,093	222,002	201,412
	3,720,322	3,670,309	3,815,885
MGM China
Casino	3,496,697	2,787,837	567,573
Rooms	217,798	177,158	43,216
Food and beverage	265,883	161,669	49,312
Entertainment, retail and other	42,006	26,945	13,492
	4,022,384	3,153,609	673,593
MGM Digital
Casino	552,012	432,146	133,435

Reportable segment net revenues	17,110,831	16,055,210	13,021,285
Corporate and other	129,714	109,039	106,200
	$17,240,545	$16,164,249	$13,127,485

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Expenses
Las Vegas Strip Resorts
Payroll related	$2,635,565	$2,517,233	$2,335,843
Cost of sales	536,807	551,877	512,208
Gaming taxes	232,841	241,943	227,578
Other segment items(1)	2,304,357	2,297,607	2,180,435
	5,709,570	5,608,660	5,256,064
Regional Operations
Payroll related	922,924	879,221	855,309
Cost of sales	166,872	159,670	160,463
Gaming taxes	757,824	735,179	753,494
Other segment items(1)	729,146	763,043	751,989
	2,576,766	2,537,113	2,521,255
MGM China
Payroll related	565,858	473,616	375,037
Cost of sales	96,516	62,453	26,834
Gaming taxes	1,778,032	1,380,976	294,471
Other segment items(1)	494,852	369,675	180,387
	2,935,258	2,286,720	876,729
MGM Digital
Payroll related	87,579	71,929	18,681
Marketing costs	253,227	164,645	48,107
Gaming taxes	125,934	84,064	24,921
Other segment items(2)	162,499	143,932	41,312
	$629,239	$464,570	$133,021
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$3,106,543	$3,190,486	$3,142,308
Regional Operations	1,143,556	1,133,196	1,294,630
MGM China	1,087,126	866,889	(203,136)
MGM Digital	(77,227)	(32,424)	414
	5,259,998	5,158,147	4,234,216

Other operating income (expense)
Corporate and other, net	(500,447)	(496,867)	(514,883)
Preopening and start-up expenses	(7,972)	(415)	(1,876)
Property transactions, net	(81,316)	370,513	1,036,997
Depreciation and amortization	(831,097)	(814,128)	(3,482,050)
Gain on REIT transactions, net	—	—	2,277,747
Triple net lease rent expense	(2,258,057)	(2,263,649)	(1,950,566)
Loss from unconsolidated affiliates	(90,653)	(62,104)	(160,213)
Operating income	1,490,456	1,891,497	1,439,372
Non-operating income (expense)
Interest expense, net of amounts capitalized	(443,230)	(460,293)	(594,954)
Non-operating items from unconsolidated affiliates	(734)	(1,032)	(23,457)
Other, net	70,573	42,591	82,838
	(373,391)	(418,734)	(535,573)
Income before income taxes	1,117,065	1,472,763	903,799
Provision for income taxes	(52,457)	(157,839)	(697,068)
Net income	1,064,608	1,314,924	206,731
Less: Net (income) loss attributable to noncontrolling interests	(318,050)	(172,744)	1,266,362
Net income attributable to MGM Resorts International	$746,558	$1,142,180	$1,473,093

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$597,152	$527,104	$411,222
Regional Operations	170,490	135,848	190,811
MGM China	148,813	45,331	30,540
MGM Digital	65,849	34,175	7,457
Reportable segment capital expenditures	982,304	742,458	640,030
Corporate and other	168,285	189,355	125,037
	$1,150,589	$931,813	$765,067

Total assets are not allocated to segments for internal reporting or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net and operating and finance lease right-of-use assets, net, presented by geographic region were as follows:

	December 31,
	2024	2023	2022
Long-lived assets:	(In thousands)
United States	$26,903,773	$26,698,996	$26,809,273
China	2,734,513	2,731,397	2,926,619
Other	90,160	46,616	18,965
	$29,728,446	$29,477,009	$29,754,857

Net revenue, for which the country was determined based upon the location of the property or online gaming hub, presented by geographic region was as follows:

	Year Ended December 31,
	2024	2023	2022
Net revenue:	(In thousands)
United States	$12,664,897	$12,577,085	$12,320,411
China	4,020,420	3,153,520	673,655
Other	555,228	433,644	133,419
	$17,240,545	$16,164,249	$13,127,485

NOTE 18 — RELATED PARTY TRANSACTIONS

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its evaluation as of December 31, 2024, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2024 (the “Proxy Statement”), and is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of MGM and its subsidiaries, including directors, officers and employees and other covered persons, as well as MGM itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2024:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	5,848	$—	13,825
Equity compensation plans not approved by security holders	—	—	—

(1)
As of December 31, 2024, we had 4.2 million restricted stock units and 1.6 million performance share units outstanding that do not have an exercise price. As of December 31, 2024 there are no outstanding options, warrants, and rights that have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

(a)(3).    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).
3.2	Amended and Restated Bylaws of the Company, effective January 8, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 10, 2025).
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

4.1(7)
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

4.1(8)
Indenture, dated April 9, 2024, among MGM Resorts International and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 9, 2024).

4.1(9)
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

4.1(10)
Second Supplemental Indenture, dated September 17, 2024. among MGM Resorts International, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, to the Indenture, dated as of April 9, 2024, among MGM Resorts International and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.125% senior notes due 2029 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 17, 2024).

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

4.1(14)
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

10.1(4)
Revolving Credit Facility Agreement, dated August 12, 2019 (the “2019 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Arrangers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.1(5)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated February 18, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.1(6)
Amendment Letter to the 2019 Revolving Credit Facility Agreement, dated April 9, 2020, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020).

10.1(7)
Amendment Letter to the 2019 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.1(8)
Revolving Credit Facility Agreement, dated May 26, 2020 (the “2020 Revolving Credit Facility”), by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 29, 2020).

10.1(9)
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

10.1(12)
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

10.1(14)
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

10.1(16)
Amendment Letter to the 2020 Revolving Credit Facility, dated June 30, 2023, by and among MGM China Holdings Limited and certain Arrangers and Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.1(17)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of August 3, 2023, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(2) of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).

^10.1(18)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of October 16, 2023, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(17) of the Company's Annual Report on Form 10-K filed on February 23, 2024).

^10.1(19)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of December 19, 2023, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(18) of the Company’s Annual Report on Form 10-K filed on February 23, 2024).

^10.1(20)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 17, 2024, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(1) of the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024).

^10.1(21)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 22, 2024, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(2) of the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024).

^10.1(22)
Increase Confirmation to the 2020 Revolving Credit Facility, dated as of May 22, 2024, between the Increase Lender and the Facility Agent (incorporated by reference to Exhibit 10.1(3) of the Company’s Quarterly Report of Form 10-Q filed on July 31, 2024).

10.1(23)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(24)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
10.1(25)
Core Shareholders, etc. Support Letter, dated March 29, 2024, among Osaka IR KK, as Borrower, the Company, MGM Resorts Japan LLC and ORIX Corporation, as Core Shareholders, etc., MUFG Bank Ltd, as Facility Agent, Sumitomo Mitsui Banking Corporation, as Securities Agent, and certain lenders party thereto (English translation of Japanese original) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024).

10.1(26)
Guarantee and Keep-Well Letter, dated September 28, 2023, by MGM Resorts International, as guarantor, to Osaka Prefecture and Osaka City (English translation of Japanese original) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024).

^^10.1(27)
Shareholders’ Agreement, dated February 10, 2022, by and between ORIX Corporation and MGM Resorts Japan, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024).

10.1(28)
Omnibus Amendment to Shareholders’ Agreement and Amended and Restated Memorandum of Understanding Regarding Draft Shareholders’ Agreement, dated October 18, 2024, by and between ORIX Corporation and MGM Resorts Japan, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024).

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

10.3(9)
Amendment to Master Lease, by and among Ace A PropCo LLC, Ace V PropCo LLC and MGM Lessee III, LLC, dated as of November 17, 2021 (incorporated by reference to Exhibit 10.3(9) of the Company's Annual Report on Form 10-K filed on February 23, 2024).

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

*10.4(24)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(25)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.4(26)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(27)
Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(42) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(28)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(29)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 25, 2022).
*10.4(30)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on From 10-K filed on February 25, 2022).

*10.4(31)
Form of Restricted Stock Unit Agreement (no Performance Hurdle) (for awards granted in September 2024 and thereafter) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024).

*10.4(32)	Form of Relative Performance Share Unit Agreement (Annual Grant) (for awards granted in October 2024 and thereafter).
*10.4(33)	Form of Performance Share Unit Agreement (Annual Grant) (for awards granted in October 2024 and thereafter).
*10.4(34)	Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (for awards granted in October 2024 and thereafter).
*10.4(35)	Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (for awards granted in October 2024 and thereafter).
^19.1	MGM Securities Trading Policy
^19.2	MGM Securities Trading Policy - Policy Supplement for Blackout Insiders (incorporated by reference to Exhibit 19.2 of the Company’s Annual Report on Form 10-K filed on February 23, 2024).
^19.3	MGM Securities Trading Policy - Policy Supplement for Pre-Clearance Insiders (incorporated by reference to Exhibit 19.3 of the Company’s Annual Report on Form 10-K filed on February 23, 2024).
21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97	Policy on Recovery of Incentive Compensation in Event of Financial Restatement (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 23, 2024).
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
**	Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
^	Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

^^
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

Dated: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 18, 2025
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2025
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Todd R. Meinert
/s/ Paul J. Salem	Chairman of the Board	February 18, 2025
Paul J. Salem
/s/ Mary Chris Jammet	Director	February 18, 2025
Mary Chris Jammet
/s/ Barry Diller	Director	February 18, 2025
Barry Diller
/s/ Alexis M. Herman	Director	February 18, 2025
Alexis M. Herman
/s/ Joseph M. Levin	Director	February 18, 2025
Joseph M. Levin
/s/ Rose McKinney-James	Director	February 18, 2025
Rose McKinney-James

Signature	Title	Date
/s/ Keith A. Meister	Director	February 18, 2025
Keith A. Meister
/s/ Janet G. Swartz	Director	February 18, 2025
Janet G. Swartz
/s/ Daniel J. Taylor	Director	February 18, 2025
Daniel J. Taylor
/s/ Benjamin S. Winston	Director	February 18, 2025
Benjamin S. Winston
/s/ Keith Barr	Director	February 18, 2025
Keith Barr