Form 10-Q
period 2025-03-31
MGM Resorts International
filed 2025-04-30
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Common Stock, $0.01 par value	272,149,150 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,270,563	$2,415,532
Accounts receivable, net	970,077	1,071,412
Inventories	135,016	140,559
Income tax receivable	210,222	257,514
Prepaid expenses and other	553,196	478,582
Total current assets	4,139,074	4,363,599
Property and equipment, net	6,190,406	6,196,159
Investments in and advances to unconsolidated affiliates	393,795	380,626
Goodwill	5,161,826	5,145,004
Other intangible assets, net	1,701,293	1,715,381
Operating lease right-of-use assets, net	23,407,115	23,532,287
Deferred income taxes	47,745	39,591
Other long-term assets, net	861,859	858,980
	$41,903,113	$42,231,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$380,842	$412,662
Accrued interest on long-term debt	100,342	69,916
Other accrued liabilities	2,688,271	2,869,105
Total current liabilities	3,169,455	3,351,683
Deferred income taxes	2,810,395	2,811,663
Long-term debt, net	6,414,628	6,362,098
Operating lease liabilities	25,056,930	25,076,139
Other long-term obligations	830,283	910,088
Total liabilities	38,281,691	38,511,671
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	35,086	34,805
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 279,650,593 and 294,374,189 shares	2,797	2,944
Capital in excess of par value	—	—
Retained earnings	2,762,722	3,081,753
Accumulated other comprehensive income (loss)	88,025	(61,216)
Total MGM Resorts International stockholders' equity	2,853,544	3,023,481
Noncontrolling interests	732,792	661,670
Total stockholders’ equity	3,586,336	3,685,151
	$41,903,113	$42,231,627
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Casino	$2,252,148	$2,241,095
Rooms	863,408	956,401
Food and beverage	770,173	769,403
Entertainment, retail and other	391,353	416,571
	4,277,082	4,383,470
Expenses
Casino	1,244,310	1,271,844
Rooms	280,849	274,408
Food and beverage	560,295	558,080
Entertainment, retail and other	234,429	256,477
General and administrative	1,164,898	1,194,682
Corporate expense	142,351	129,666
Preopening and start-up expenses	85	1,095
Property transactions, net	15,468	17,154
Depreciation and amortization	236,444	196,562
	3,879,129	3,899,968
Loss from unconsolidated affiliates	(12,896)	(25,124)
Operating income	385,057	458,378
Non-operating income (expense)
Interest expense, net of amounts capitalized	(107,269)	(110,037)
Non-operating items from unconsolidated affiliates	262	(136)
Other, net	(11,266)	(4,806)
	(118,273)	(114,979)
Income before income taxes	266,784	343,399
Provision for income taxes	(40,053)	(43,673)
Net income	226,731	299,726
Less: Net income attributable to noncontrolling interests	(78,177)	(82,250)
Net income attributable to MGM Resorts International	$148,554	$217,476

Earnings per share
Basic	$0.52	$0.68
Diluted	$0.51	$0.67
Weighted average common shares outstanding
Basic	287,125	320,488
Diluted	289,096	323,757
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$226,731	$299,726
Other comprehensive income (loss), net of tax:
Foreign currency translation	148,308	(85,190)
Comprehensive income	375,039	214,536
Less: Comprehensive income attributable to noncontrolling interests	(77,244)	(81,146)
Comprehensive income attributable to MGM Resorts International	$297,795	$133,390
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$226,731	$299,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,444	196,562
Amortization of debt discounts and issuance costs	6,820	7,020
Provision for credit losses	10,784	18,152
Stock-based compensation	28,653	26,780
Foreign currency transaction loss (gain)	100,923	(32,925)
Property transactions, net	15,468	17,154
Noncash lease expense	128,361	128,509
Other investment losses (gains)	(35,029)	21,287
Loss from unconsolidated affiliates	12,634	25,260
Distributions from unconsolidated affiliates	1,449	1,317
Deferred income taxes	(9,781)	(8,203)
Change in operating assets and liabilities:
Accounts receivable	91,780	34,607
Inventories	5,507	(5,727)
Income taxes receivable and payable, net	49,407	52,949
Prepaid expenses and other	(70,475)	(39,249)
Accounts payable and accrued liabilities	(227,015)	(224,616)
Other	(25,582)	30,668
Net cash provided by operating activities	547,079	549,271
Cash flows from investing activities
Capital expenditures	(228,041)	(172,080)
Dispositions of property and equipment	60	547
Investments in unconsolidated affiliates	—	(10,029)
Acquisitions, net of cash acquired	—	(491)
Distributions from unconsolidated affiliates	522	595
Investments and other	419	73,048
Net cash used in investing activities	(227,040)	(108,410)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	50,374	(76,702)
Debt issuance costs	—	(9,608)
Distributions to noncontrolling interest owners	(11,807)	(11,572)
Repurchases of common stock	(489,280)	(506,571)
Other	(19,506)	(24,517)
Net cash used in financing activities	(470,219)	(628,970)
Effect of exchange rate on cash, cash equivalents, and restricted cash	5,089	(17,600)
Cash, cash equivalents, and restricted cash
Net change for the period	(145,091)	(205,709)
Balance, beginning of period	2,503,064	3,014,896
Balance, end of period	$2,357,973	$2,809,187
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$70,023	$48,362
Federal, state, and foreign income taxes paid (refunds received), net	(156)	2,327
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, January 1, 2025	294,374	$2,944	$—	$3,081,753	$(61,216)	$3,023,481	$661,670	$3,685,151
Net income	—	—	—	148,554	—	148,554	78,378	226,932
Currency translation adjustment	—	—	—	—	149,241	149,241	(933)	148,308
Stock-based compensation	—	—	27,758	—	—	27,758	746	28,504
Issuance of common stock pursuant to stock-based compensation awards	31	1	(366)	—	—	(365)	—	(365)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(11,365)	(11,365)
Repurchases of common stock	(14,754)	(148)	(26,513)	(467,544)	—	(494,205)	—	(494,205)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(41)	—	(41)	—	(41)
Other	—	—	(879)	—	—	(879)	4,296	3,417
Balances, March 31, 2025	279,651	$2,797	$—	$2,762,722	$88,025	$2,853,544	$732,792	$3,586,336

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

As of March 31, 2025, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including NoMad Las Vegas), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2024 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio REIT Venture (the landlord of Bellagio, which is a venture in which the Company has a 5% ownership interest) and Osaka IR KK are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

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
•Level 2 inputs for its long-term debt fair value disclosures; See Note 4;
•Level 2 inputs for its derivatives, and
•Level 1 and Level 2 inputs for its debt investments.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $420 million and $388 million as of March 31, 2025 and December 31, 2024, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended March 31, 2025 the Company recorded a net gain on its equity investments of $32 million. For the three months ended March 31, 2024, the Company recorded a net loss on its equity investments of $24 million.

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

As of March 31, 2025, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of March 31, 2025, the fair value of derivatives classified as assets were $2 million within long-term assets and liabilities of $60 million within current liabilities. As of December 31, 2024, the fair value of derivatives classified as liabilities were $96 million, with $57 million in current liabilities and $39 million in long-term liabilities.

For the three months ended March 31, 2025, the Company recorded a net gain on its derivatives of $40 million. For the three months ended March 31, 2024, the Company recorded a net loss on its derivatives of $38 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	March 31, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$174,687	$52,794
Cash and cash equivalents		174,687	52,794
Short-term investments:
U.S. government securities	Level 1	10,420	19,075
Corporate bonds	Level 2	180,324	171,117
Asset-backed securities	Level 2	12,334	9,960
Short-term investments		203,078	200,152
Total debt investments		$377,765	$252,946

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of March 31, 2025 and December 31, 2024, securing the bank guarantees discussed in Note 7 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of March 31, 2025 and December 31, 2024.

Accounts receivable. As of March 31, 2025 and December 31, 2024, the loss reserve on accounts receivable was $134 million and $135 million, respectively.

Accounts payable. As of March 31, 2025 and December 31, 2024, the Company had accrued $84 million and $109 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2025	2024	2025	2024	2025	2024
	(In thousands)
Balance at January 1	$215,710	$211,606	$215,005	$201,973	$825,236	$766,226
Balance at March 31	177,017	190,631	205,276	194,946	813,917	781,973
Increase / (decrease)	$(38,693)	$(20,975)	$(9,729)	$(7,027)	$(11,319)	$15,747

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) within Note 10.

Leases. Refer to Note 6 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three months ended

March 31, 2025, lease revenues from third-party tenants include $18 million recorded within food and beverage revenue, and $28 million recorded within entertainment, retail, and other revenue. For the three months ended March 31, 2024, lease revenues from third-party tenants include $20 million recorded within food and beverage revenue and $28 million recorded within entertainment, retail, and other revenue. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $394 million and $381 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $103 million and $89 million as of March 31, 2025 and December 31, 2024, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of loss from unconsolidated affiliates as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Loss from unconsolidated affiliates	$(12,896)	$(25,124)
Non-operating items from unconsolidated affiliates	262	(136)
	$(12,634)	$(25,260)

The following table summarizes information related to the Company’s share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
BetMGM North America Venture	$(15,201)	$(32,601)
Other	2,305	7,477
	$(12,896)	$(25,124)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
MGM China first revolving credit facility	$527,033	$477,567
5.25% MGM China senior notes, due 2025	500,000	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
7% debentures, due 2036	552	552
	6,452,585	6,403,119
Less: Unamortized discounts and debt issuance costs, net	(37,957)	(41,021)
	$6,414,628	$6,362,098

MGM China’s senior notes due within one year of the applicable balance sheet date were classified as long-term as MGM China had both the intent and ability to refinance the notes on a long-term basis.

Senior secured credit facility. In February 2024, the Company amended its revolving facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. At March 31, 2025, no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2025.

MGM China first revolving credit facility. At March 31, 2025, the MGM China first revolving credit facility consisted of a HK$9.75 billion (approximately $1.3 billion) unsecured revolving credit facility, which was to mature in May 2026, and had a weighted average interest rate of 5.47%.

The MGM China first revolving credit facility contained customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintain compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its MGM China first revolving credit facility covenants at March 31, 2025.

MGM China second revolving credit facility. At March 31, 2025, the MGM China second revolving credit facility consisted of a HK$5.85 billion (approximately $752 million) unsecured revolving credit facility, which was to mature in May 2026. At March 31, 2025, no amounts were drawn on the MGM China second revolving credit facility.

The MGM China second revolving credit facility contained customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintain compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its MGM China second revolving credit facility covenants at March 31, 2025.

MGM China revolving credit facility. On April 15, 2025, MGM China entered into a HK$23.4 billion senior unsecured revolving credit facility. The MGM China revolving credit facility matures in April 2030 and bears interest at a fluctuating rate per annum based on the Hong Kong Interbank Offer Rate plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In April 2025, MGM China repaid in full the amounts outstanding under its MGM China first revolving credit facility with borrowings under the MGM China revolving credit facility and the total commitments of the MGM China first revolving credit facility and MGM China second revolving credit facility were cancelled in full.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.4 billion and $6.3 billion at March 31, 2025 and December 31, 2024, respectively.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 15.0% and 12.7% for the three months ended March 31, 2025 and March 31, 2024, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

NOTE 6 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$574,157	$574,943

Finance lease costs
Interest expense	$4,318	$8,884
Amortization expense	18,171	12,896
Total finance lease costs	$22,489	$21,780
(1)Operating lease cost includes $83 million for each of the three months ended March 31, 2025 and 2024 related to the Bellagio lease, which is held with a related party.

	March 31, 2025	December 31, 2024
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,407,115	$23,532,287
Operating lease liabilities - current, classified within “Other accrued liabilities”	$100,189	$98,021
Operating lease liabilities - long-term(2)	25,056,930	25,076,139
Total operating lease liabilities	$25,157,119	$25,174,160

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$282,912	$304,645
Finance lease liabilities - current, classified within “Other accrued liabilities”	$74,551	$74,191
Finance lease liabilities - long-term, classified within “Other long-term obligations”	225,880	243,256
Total finance lease liabilities	$300,431	$317,447

Weighted average remaining lease term (years)
Operating leases	24	24
Finance leases	8	8

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of March 31, 2025 and December 31, 2024, operating lease right-of-use assets (“ROU”), net included $3.4 billion related to the Bellagio lease.
(2)As of March 31, 2025 and December 31, 2024, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of March 31, 2025 and December 31, 2024, operating lease liabilities – current included $5 million and $3 million related to the Bellagio lease, respectively.

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$466,044	$456,382
Operating cash outflows from finance leases	4,318	3,817
Financing cash outflows from finance leases(1)	15,038	14,309

ROU assets obtained in exchange for new lease liabilities
Operating leases	$65	$3,072
Finance leases	—	186,197
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2025 (excluding the three months ended March 31, 2025)	$1,403,211	$68,910
2026	1,891,709	81,702
2027	1,919,697	81,462
2028	1,945,674	29,569
2029	1,972,273	7,046
Thereafter	46,972,297	121,202
Total future minimum lease payments	56,104,861	389,891
Less: Amount of lease payments representing interest	(30,947,742)	(89,460)
Present value of future minimum lease payments	25,157,119	300,431
Less: Current portion	(100,189)	(74,551)
Long-term portion of lease liabilities	$25,056,930	$225,880

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

In connection with this cybersecurity issue, the Company became subject to consumer class actions in U.S. and Canadian courts. These class actions assert a variety of common law and statutory claims based on allegations that the Company failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. The Company reached a settlement for $45 million to resolve the purported U.S. civil class action litigation related to the 2023 cybersecurity issue and a 2019 cybersecurity issue, which was paid by insurance carriers into a settlement fund in February 2025. In addition, the Company continues to be subject to investigations by state regulators, which also could result in monetary fines and other relief. The Company cannot predict the timing or outcome of any of these potential matters, or whether the Company may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. While the Company believes it is reasonably possible that it may incur losses associated with the above-described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the preliminary stage of these proceedings.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $125 million as of March 31, 2025) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of March 31, 2025, MOP 700 million of the bank guarantees (approximately $87 million as of March 31, 2025) were secured by pledged cash.

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

Osaka IR KK guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $84 million as of March 31, 2025) for 50% of Osaka IR KK’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to Osaka IR KK, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in Osaka IR KK, which had a carrying value of $285 million as of March 31, 2025, is pledged as collateral for Osaka IR KK’s obligations under its credit agreement.

Osaka IR KK funding commitment. The Company has commitments to fund Osaka IR KK of 428 billion yen, of which an estimated amount of approximately 392 billion yen (approximately $2.6 billion as of March 31, 2025) remains to be funded as of March 31, 2025. During the three months ended March 31, 2024, the Company funded 1.4 billion yen (approximately $9 million) of the committed amount to Osaka IR KK. The amount and timing of funding is expected to change as a result of project progress, inflation, and other factors.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At March 31, 2025, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 8 — EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share of common stock. Diluted weighted-average common and common equivalent shares include adjustments for potential dilution of stock-based awards outstanding under the Company’s stock compensation plan. Antidilutive share-based awards excluded from the diluted earnings per share calculation are not material.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$148,554	$217,476
Adjustment related to redeemable noncontrolling interests	(41)	133
Net income available to common stockholders – basic and diluted	$148,513	$217,609
Denominator:
Weighted-average common shares outstanding – basic	287,125	320,488
Potential dilution from stock-based awards	1,971	3,269
Weighted-average common and common equivalent shares – diluted	289,096	323,757

NOTE 9 — STOCKHOLDERS’ EQUITY

MGM Resorts International stock repurchases. In February 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, in November 2023, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan, and in April 2025, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2024, the Company repurchased approximately 12 million shares of its common stock for an aggregate amount of $511 million. In connection with these repurchases, the February 2023 stock repurchase plan was completed. Repurchased shares were retired.

During the three months ended March 31, 2025, the Company repurchased approximately 15 million shares of its common stock for an aggregate amount of $494 million. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $337 million as of March 31, 2025.

Subsequent to March 31, 2025, the Company repurchased approximately 8 million shares of its common stock for an aggregate amount of $215 million, excluding excise tax. Repurchased shares were retired.

NOTE 10 — SEGMENT INFORMATION

The Company’s management views the operations of each of its casino properties as an operating segment which are aggregated into the reportable segments of Las Vegas Strip Resorts, Regional Operations, and MGM China based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Company’s interactive gaming operations are reported within the MGM Digital reportable segment. During the fourth quarter of 2024, the Company added MGM Digital as a reportable segment to reflect the Company’s strategic focus on interactive gaming. The corresponding items of segment information for MGM Digital, which were previously included within “Corporate and other”, as applicable, were recast for prior periods.

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including NoMad Las Vegas).

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

MGM China. MGM China consists of MGM Macau and MGM Cotai.

MGM Digital. MGM Digital consists of LeoVegas and other consolidated subsidiaries that offer interactive gaming.

The Company’s operations related to investments in unconsolidated affiliates, and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in “Corporate and other” in the following segment disclosures to reconcile to consolidated results.

Segment Adjusted EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, loss from unconsolidated affiliates, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China.

	Three Months Ended March 31,
	2025	2024
Net revenue	(In thousands)
Las Vegas Strip Resorts
Casino	$538,259	$497,548
Rooms	750,049	827,253
Food and beverage	586,039	599,281
Entertainment, retail and other	301,773	330,947
	2,176,120	2,255,029
Regional Operations
Casino	671,975	684,968
Rooms	66,725	65,933
Food and beverage	109,081	107,753
Entertainment, retail and other	52,638	50,825
	900,419	909,479
MGM China
Casino	895,852	920,048
Rooms	46,634	63,215
Food and beverage	75,053	62,369
Entertainment, retail and other	9,933	10,385
	1,027,472	1,056,017
MGM Digital
Casino	128,058	127,608

Reportable segment net revenues	4,232,069	4,348,133
Corporate and other	45,013	35,337
	$4,277,082	$4,383,470

	Three Months Ended March 31,
	2025	2024
Expenses	(In thousands)
Las Vegas Strip Resorts
Payroll related	$661,746	$643,583
Cost of sales	127,757	135,188
Gaming taxes	59,210	57,944
Other segment items(1)	516,247	590,526
	1,364,960	1,427,241
Regional Operations
Payroll related	228,947	227,238
Cost of sales	37,214	39,344
Gaming taxes	184,714	185,996
Other segment items(1)	170,502	182,799
	621,377	635,377
MGM China
Payroll related	145,208	133,166
Cost of sales	27,500	22,350
Gaming taxes	448,776	478,319
Other segment items(1)	120,423	120,996
	741,907	754,831
MGM Digital
Payroll related	29,537	20,369
Marketing costs	57,793	59,034
Gaming taxes	30,625	28,814
Other segment items(2)	44,496	38,181
	$162,451	$146,398
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$811,160	$827,788
Regional Operations	279,042	274,102
MGM China	285,565	301,186
MGM Digital	(34,393)	(18,790)
	1,341,374	1,384,286

Other operating income (expense)
Corporate and other, net	(126,949)	(121,634)
Preopening and start-up expenses	(85)	(1,095)
Property transactions, net	(15,468)	(17,154)
Depreciation and amortization	(236,444)	(196,562)
Triple net lease rent expense	(564,475)	(564,339)
Loss from unconsolidated affiliates	(12,896)	(25,124)
Operating income	385,057	458,378
Non-operating income (expense)
Interest expense, net of amounts capitalized	(107,269)	(110,037)
Non-operating items from unconsolidated affiliates	262	(136)
Other, net	(11,266)	(4,806)
	(118,273)	(114,979)
Income before income taxes	266,784	343,399
Provision for income taxes	(40,053)	(43,673)
Net income	226,731	299,726
Less: Net income attributable to noncontrolling interests	(78,177)	(82,250)
Net income attributable to MGM Resorts International	$148,554	$217,476

	Three Months Ended March 31,
	2025	2024
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$105,238	$102,985
Regional Operations	22,617	19,832
MGM China	59,736	15,384
MGM Digital	18,437	11,769
Reportable segment capital expenditures	206,028	149,970
Corporate and other	22,013	22,110
	$228,041	$172,080

Total assets are not allocated to segments for internal reporting or when determining the allocation of resources and, accordingly, are not presented.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2024, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net revenues	$4,277,082	$4,383,470
Operating income	385,057	458,378
Net income	226,731	299,726
Net income attributable to MGM Resorts International	148,554	217,476

Consolidated net revenues decreased 2% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to Las Vegas Strip Resorts decreasing 3%, MGM China decreasing 3%, and Regional Operations decreasing 1%, each as compared to the prior year quarter and as discussed below. MGM Digital was flat compared to the prior year quarter.

Consolidated operating income decreased 16% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to the decrease in revenue, discussed above.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Las Vegas Strip Resorts
Casino	$538,259	$497,548
Rooms	750,049	827,253
Food and beverage	586,039	599,281
Entertainment, retail and other	301,773	330,947
	2,176,120	2,255,029
Regional Operations
Casino	671,975	684,968
Rooms	66,725	65,933
Food and beverage	109,081	107,753
Entertainment, retail and other	52,638	50,825
	900,419	909,479
MGM China
Casino	895,852	920,048
Rooms	46,634	63,215
Food and beverage	75,053	62,369
Entertainment, retail and other	9,933	10,385
	1,027,472	1,056,017
MGM Digital
Casino	128,058	127,608

Reportable segment net revenues	4,232,069	4,348,133
Corporate and other	45,013	35,337
	$4,277,082	$4,383,470

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues decreased 3% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a decrease in rooms revenue and entertainment, retail and other revenue, partially offset by an increase in casino revenue, each discussed below.

Las Vegas Strip Resorts casino revenue increased 8% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to an increase in slot handle and an increase in table games win percentage compared to the prior year quarter.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Table games drop	$1,511	$1,537
Table games win	$404	$388
Table games win %	26.7%	25.2%
Slot handle	$5,682	$5,417
Slot win	$545	$511
Slot win %	9.6%	9.4%

Las Vegas Strip Resorts rooms revenue decreased 9% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a decrease in ADR primarily as a result of the Super Bowl being hosted in Las Vegas in the prior year quarter.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2025	2024
Occupancy	94%	93%
Average daily rate (ADR)	$257	$277
Revenue per available room (RevPAR)	$242	$258

Las Vegas Strip Resorts entertainment, retail, and other revenue decreased 9% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a weaker event calendar than the prior year quarter.

Regional Operations

Regional Operations net revenues decreased 1% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to the decrease in casino revenue, discussed below.

Regional Operations casino revenue decreased 2% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a decrease in slot handle and table games drop.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Table games drop	$947	$962
Table games win	$196	$202
Table games win %	20.7%	21.0%
Slot handle	$6,567	$6,612
Slot win	$649	$641
Slot win %	9.9%	9.7%

MGM China

MGM China net revenues decreased 3% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a decrease in casino revenue in the current year quarter, discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Main floor table games drop	$3,627	$3,822
Main floor table games win	$913	$950
Main floor table games win %	25.2%	24.9%

MGM China casino revenues decreased 3% for the three months ended March 31, 2025 compared to the prior year quarter due primarily to a decrease in main floor table games drop compared to the prior year quarter.

MGM Digital

MGM Digital’s revenue was flat compared to the prior year quarter.

Corporate and other

Corporate and other revenue includes other corporate operations and management services.

Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA

The following table presents Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA. Segment Adjusted EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 10 to the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Consolidated Adjusted EBITDA is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Las Vegas Strip Resorts	$811,160	$827,788
Regional Operations	279,042	274,102
MGM China	285,565	301,186
MGM Digital	(34,393)	(18,790)
Corporate and other(1)	(704,320)	(711,097)
Consolidated Adjusted EBITDA	$637,054	$673,189
(1) Includes triple net lease rent expense of $564 million for each of the three month periods ended March 31, 2025 and 2024.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 2% for the three months ended March 31, 2025 compared to the prior year quarter. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 37.3% for the three months ended March 31, 2025, compared to 36.7% in the prior year quarter due primarily to the receipt of $37 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue, partially offset by the decline in revenue as discussed above and an increase in payroll related expenses.

Regional Operations

Regional Operations Segment Adjusted EBITDAR increased 2% for the three months ended March 31, 2025, compared to the prior year quarter. Regional Operations Segment Adjusted EBITDAR margin was 31.0% for the three months ended March 31, 2025 compared to 30.1% in the prior year quarter due primarily to the receipt of $12 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue.

MGM China

MGM China Segment Adjusted EBITDAR decreased 5% for the three months ended March 31, 2025 compared to the prior year quarter. MGM China Segment Adjusted EBITDAR margin was 27.8% for the three months ended March 31, 2025 compared to 28.5% in the prior year quarter due primarily to the decrease in casino revenue and an increase in payroll related expenses.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $34 million for the three months ended March 31, 2025 compared to $19 million the prior year quarter. The change was due primarily to the increase in payroll related expenses and costs from expansion into new markets.

Loss from Unconsolidated Affiliates

The following table summarizes information related to our share of operating loss from unconsolidated affiliates:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
BetMGM North America Venture	$(15,201)	$(32,601)
Other	2,305	7,477
	$(12,896)	$(25,124)

Non-operating Results

Interest expense

Gross interest expense was $108 million and $111 million for the three months ended March 31, 2025 and 2024, respectively.

Other, net

Other, net was expense of $11 million and $5 million for the three months ended March 31, 2025 and 2024, respectively. Other, net for the three months ended March 31, 2025 was primarily comprised of a foreign currency transaction loss of $101 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net gain related to derivatives of $40 million, a gain related to debt and equity investments of $35 million, and interest and dividend income of $15 million. Other, net for the three months ended March 31, 2024 was primarily comprised of a net loss related to derivatives of $38 million and a loss related to debt and equity investments of $21 million, partially offset by a foreign currency transaction gain of $33 million and interest and dividend income of $23 million.

Income taxes

Our effective income tax rate was 15.0% and 12.7% for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective rate for the three months ended March 31, 2025 and March 31, 2024 was favorably impacted primarily by Macau gaming profits which are exempt from complementary tax.

Reportable Segment GAAP measure

“Segment Adjusted EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, loss from unconsolidated affiliates, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China. “Segment Adjusted EBITDAR margin” is Segment Adjusted EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Consolidated Adjusted EBITDA” is earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net.

Consolidated Adjusted EBITDA information is a non-GAAP measure that is presented solely as a supplemental disclosure to reported GAAP measures because it is among the measures used by management to evaluate our operating performance, and because we believe this measure is widely used by analysts, lenders, financial institutions, and investors as a measure of operating performance in the gaming industry and as a principal basis for the valuation of gaming companies. We believe that while items excluded from Consolidated Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our properties, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. However, Consolidated Adjusted EBITDA has limitations as an analytical tool, and should not be construed as an alternative or substitute to any measure determined in accordance with generally accepted accounting principles. For example, we have significant uses of cash flows, including capital expenditures, interest payments, income taxes, and debt principal repayments, which are not reflected in Consolidated Adjusted EBITDA. Accordingly, while we believe that Consolidated Adjusted EBITDA is a relevant measure of performance, Consolidated Adjusted EBITDA should not be construed as an alternative to or substitute for operating income or net income as an indicator of our performance, or as an alternative to or substitute for cash flows from operating activities as a measure of liquidity. In addition, other companies in the gaming and hospitality industries that report Consolidated Adjusted EBITDA may calculate Consolidated Adjusted EBITDA in a different manner and such differences may be material. A reconciliation of GAAP net income to Consolidated Adjusted EBITDA is included herein.

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income attributable to MGM Resorts International	$148,554	$217,476
Plus: Net income attributable to noncontrolling interests	78,177	82,250
Net income	226,731	299,726
Provision for income taxes	40,053	43,673
Income before income taxes	266,784	343,399
Non-operating (income) expense:
Interest expense, net of amounts capitalized	107,269	110,037
Non-operating items from unconsolidated affiliates	(262)	136
Other, net	11,266	4,806
	118,273	114,979
Operating income	385,057	458,378
Preopening and start-up expenses	85	1,095
Property transactions, net	15,468	17,154
Depreciation and amortization	236,444	196,562
Consolidated Adjusted EBITDA	$637,054	$673,189

Guarantor Financial Information

As of March 31, 2025, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our registered principal debt arrangements and our senior credit facility are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements or our senior credit facility. In the event that any subsidiary is no longer a guarantor of our senior credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	March 31, 2025	December 31, 2024
Balance Sheet	(In thousands)
Current assets	$2,718,779	$3,045,925
Intercompany debt due from non-guarantor subsidiaries	2,788,979	2,733,770
Other long-term assets	28,560,922	28,683,234
Other current liabilities	2,073,049	2,247,371
Intercompany debt due to non-guarantor subsidiaries	2,199,282	2,199,408
Other long-term liabilities	28,579,840	28,651,188

Three Months Ended March 31, 2025
Income Statement	(In thousands)
Net revenues	$2,665,170
Operating income	187,983
Intercompany interest income	70,169
Intercompany interest expense	(60,484)
Income before income taxes	277,942
Net income	239,253
Net income attributable to MGM Resorts International	229,568

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $547 million in the three months ended March 31, 2025 compared to $549 million in the prior year period.

Investing activities. Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments, business acquisitions or dispositions, and the timing of maintenance capital expenditures to maintain the quality of our properties. Capital expenditures related to regular investments in our existing properties can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.

Cash used in investing activities was $227 million in the three months ended March 31, 2025 compared to $108 million in the prior year period. In the three months ended March 31, 2025, we made payments of $228 million in capital expenditures, as further discussed below. In comparison, in the prior year period we made payments of $172 million in capital expenditures, as further discussed below, contributed $10 million to unconsolidated affiliates, and received $105 million in net short-term investments in debt securities.

Capital Expenditures

We made capital expenditures of $228 million in the three months ended March 31, 2025, of which $60 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels and information technology.

We made capital expenditures of $172 million in the three months ended March 31, 2024, of which $15 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to information technology and room remodels.

Financing activities. Cash used in financing activities was $470 million in the three months ended March 31, 2025 compared to $629 million in the prior year period. In the three months ended March 31, 2025, we had net borrowings of debt of $50 million, as further discussed below, paid $489 million for repurchases of our common stock, and distributed $12 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $77 million, as further discussed below, paid $507 million for repurchases of our common stock, and distributed $12 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2025, we had net borrowings of debt of $50 million on MGM China’s first revolving credit facility.

During the three months ended March 31, 2024, we had net repayments of debt of $77 million on MGM China’s first revolving credit facility, which were funded with cash on hand.

Share Repurchases

During the three months ended March 31, 2025, we paid $489 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 9 for further information on the stock repurchases. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $337 million as of March 31, 2025. Additionally, in April 2025, we announced that the Board of Directors authorized a $2.0 billion stock repurchase plan.

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

As of March 31, 2025, we had cash and cash equivalents of $2.3 billion, of which MGM China held $815 million, and we had $6.5 billion in principal amount of indebtedness, including $3.0 billion related to MGM China. No amounts were drawn on our revolving credit facility or MGM China’s second revolving credit facility and, as of March 31, 2025, there was $527 million outstanding under MGM China’s first revolving credit facility.

On April 15, 2025, MGM China entered into a HK$23.4 billion senior unsecured revolving credit facility. The MGM China revolving credit facility matures in April 2030 and bears interest at a fluctuating rate per annum based on the Hong Kong Interbank Offer Rate plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. In April 2025, MGM China repaid in full the amounts outstanding under its MGM China first revolving credit facility with borrowings under the MGM China revolving credit facility and the total commitments of the MGM China first revolving credit facility and MGM China second revolving credit facility were cancelled in full.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of March 31, 2025, are approximately $190 million to $210 million, excluding MGM China, and approximately $360 million to $380 million on a consolidated basis, which includes MGM China.

We are also required, as of March 31, 2025, to make annual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2025 of approximately $870 million to $970 million on a consolidated basis, of which $175 million to $225 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2 billion, inclusive of a $500 million license fee, with the amount and timing of costs dependent upon the progress and scope of the project and selection process. Additionally, we have cash commitments to fund Osaka IR KK relating to the development of an integrated resort in Osaka, Japan of 428 billion yen, which represents our approximate 43.5% equity share (our estimated ownership percentage of Osaka IR KK subsequent to subscribed minority equity interest funding). We expect to fund the estimated remaining amount of approximately 392 billion yen (approximately $2.6 billion as of March 31, 2025) over the next four years, depending upon project progress. We expect project costs will increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 7 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to March 31, 2025, we repurchased approximately 8 million shares of our common stock for an aggregate amount of $215 million, excluding excise tax. Repurchased shares were retired.

MGM China recommended a final dividend for 2024 in March 2025, subject to shareholders’ approval. If approved, MGM China would pay approximately $123 million in June 2025, of which we would receive approximately $69 million.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk

There have been no material changes in our market risk from the quantitative and qualitative disclosures about market risk included in our Form 10-K for the fiscal year ended December 31, 2024, other than those below.

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

As of March 31, 2025, variable rate borrowings represented approximately 8% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31, 2025
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$500	$1,150	$1,425	$750	$850	$1,251	$5,926	$5,850
Average interest rate	5.3%	5.4%	5.1%	4.8%	6.1%	6.8%	5.6%
Variable rate	$—	$527	$—	$—	$—	$—	$527	$527
Average interest rate	N/A	5.5%	N/A	N/A	N/A	N/A	5.5%

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York, expectations regarding the potential opportunity for gaming expansion in Dubai, and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; our ability to achieve our public social impact and sustainability goals; the impact to our business, operations and reputation from, and expenses and uncertainties associated with, the September 2023 cybersecurity issue; the timing and outcome of investigations by state regulators related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds and the nature and scope of any regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations, development options and financial results and impact our ability to satisfy our obligations;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 7 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those factors previously disclosed in our 2024 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
January 1, 2025 — January 31, 2025	5,998,189	$33.40	5,998,189	$615,524
February 1, 2025 — February 28, 2025	2,750,644	$35.07	2,750,644	$519,058
March 1, 2025 — March 31, 2025	6,204,770	$31.71	6,204,770	$322,304
(1) In accordance with applicable disclosure requirements, the “Average Price Paid per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and other expenses, such as excise taxes. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining in accordance with the terms of the applicable publicly announced share repurchase plan, which excludes the cost of commissions and other expenses, such as excise taxes.

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan and in April 2025, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended March 31, 2025 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6.        Exhibits

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: April 30, 2025	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: April 30, 2025		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)