Form 10-Q
period 2025-06-30
MGM Resorts International
filed 2025-07-30
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2025
Common Stock, $0.01 par value	272,191,042 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,958,020	$2,415,532
Accounts receivable, net	1,043,734	1,071,412
Inventories	126,704	140,559
Income tax receivable	227,304	257,514
Prepaid expenses and other	502,705	478,582
Total current assets	3,858,467	4,363,599
Property and equipment, net	6,250,677	6,196,159
Investments in and advances to unconsolidated affiliates	484,187	380,626
Goodwill	5,188,903	5,145,004
Other intangible assets, net	1,702,811	1,715,381
Operating lease right-of-use assets, net	23,251,222	23,532,287
Deferred income taxes	55,881	39,591
Other long-term assets, net	907,247	858,980
	$41,699,395	$42,231,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$383,466	$412,662
Accrued interest on long-term debt	71,467	69,916
Other accrued liabilities	2,712,152	2,869,105
Total current liabilities	3,167,085	3,351,683
Deferred income taxes	2,801,424	2,811,663
Long-term debt, net	6,205,142	6,362,098
Operating lease liabilities	25,012,186	25,076,139
Other long-term obligations	770,690	910,088
Total liabilities	37,956,527	38,511,671
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	31,681	34,805
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 272,182,138 and 294,374,189 shares	2,722	2,944
Capital in excess of par value	—	—
Retained earnings	2,609,529	3,081,753
Accumulated other comprehensive income (loss)	361,519	(61,216)
Total MGM Resorts International stockholders' equity	2,973,770	3,023,481
Noncontrolling interests	737,417	661,670
Total stockholders’ equity	3,711,187	3,685,151
	$41,699,395	$42,231,627
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Casino	$2,329,798	$2,212,759	$4,581,946	$4,453,854
Rooms	860,401	898,998	1,723,809	1,855,399
Food and beverage	778,179	802,138	1,548,352	1,571,541
Entertainment, retail and other	436,492	413,480	827,845	830,051
	4,404,870	4,327,375	8,681,952	8,710,845
Expenses
Casino	1,333,850	1,221,755	2,578,160	2,493,599
Rooms	272,066	277,849	552,915	552,257
Food and beverage	576,633	571,430	1,136,928	1,129,510
Entertainment, retail and other	262,880	252,147	497,309	508,624
General and administrative	1,213,691	1,210,968	2,378,589	2,405,650
Corporate expense	124,096	124,078	266,447	253,744
Preopening and start-up expenses	849	855	934	1,950
Property transactions, net	125	16,477	15,593	33,631
Depreciation and amortization	241,975	191,976	478,419	388,538
	4,026,165	3,867,535	7,905,294	7,767,503
Income (loss) from unconsolidated affiliates	25,860	(34,184)	12,964	(59,308)
Operating income	404,565	425,656	789,622	884,034
Non-operating income (expense)
Interest expense, net of amounts capitalized	(105,584)	(112,739)	(212,853)	(222,776)
Non-operating items from unconsolidated affiliates	(4,055)	1,762	(3,793)	1,626
Other, net	(161,170)	(43,431)	(172,436)	(48,237)
	(270,809)	(154,408)	(389,082)	(269,387)
Income before income taxes	133,756	271,248	400,540	614,647
Benefit (provision) for income taxes	(15,662)	11,554	(55,715)	(32,119)
Net income	118,094	282,802	344,825	582,528
Less: Net income attributable to noncontrolling interests	(69,143)	(95,730)	(147,320)	(177,980)
Net income attributable to MGM Resorts International	$48,951	$187,072	$197,505	$404,548

Earnings per share
Basic	$0.18	$0.60	$0.70	$1.28
Diluted	$0.18	$0.60	$0.70	$1.27
Weighted average common shares outstanding
Basic	273,329	311,179	280,199	315,837
Diluted	275,615	314,420	282,328	319,092
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$118,094	$282,802	$344,825	$582,528
Other comprehensive income (loss), net of tax:
Foreign currency translation	266,824	(21,078)	415,132	(106,268)
Comprehensive income	384,918	261,724	759,957	476,260
Less: Comprehensive income attributable to noncontrolling interests	(62,473)	(97,079)	(139,717)	(178,225)
Comprehensive income attributable to MGM Resorts International	$322,445	$164,645	$620,240	$298,035
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$344,825	$582,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478,419	388,538
Amortization of debt discounts and issuance costs	13,862	13,708
Loss on retirement of long-term debt	—	2,013
Provision for credit losses	29,757	29,838
Stock-based compensation	45,109	39,325
Foreign currency transaction loss (gain)	308,454	(37,166)
Property transactions, net	15,593	33,631
Noncash lease expense	257,052	257,430
Other investment (gains) losses	(38,226)	43,760
(Income) loss from unconsolidated affiliates	(9,171)	57,682
Distributions from unconsolidated affiliates	6,825	11,088
Deferred income taxes	(27,997)	(59,747)
Change in operating assets and liabilities:
Accounts receivable	24,733	(74,066)
Inventories	13,557	(6,178)
Income taxes receivable and payable, net	29,074	(70,944)
Prepaid expenses and other	(11,392)	(3,996)
Accounts payable and accrued liabilities	(194,910)	(286,246)
Other	(92,615)	102,311
Net cash provided by operating activities	1,192,949	1,023,509
Cash flows from investing activities
Capital expenditures	(496,483)	(410,322)
Dispositions of property and equipment	91	1,681
Investments in unconsolidated affiliates	(85,487)	(41,198)
Acquisitions, net of cash acquired	—	(491)
Distributions from unconsolidated affiliates	1,089	1,202
Investments and other	(24,540)	63,719
Net cash used in investing activities	(605,330)	(385,409)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	339,382	207,749
Issuance of long-term debt	—	1,250,000
Repayment of long-term debt	(500,000)	(1,500,000)
Debt issuance costs	(40,839)	(25,323)
Distributions to noncontrolling interest owners	(80,037)	(94,936)
Repurchases of common stock	(717,163)	(915,337)
Other	(61,248)	(45,605)
Net cash used in financing activities	(1,059,905)	(1,123,452)
Effect of exchange rate on cash, cash equivalents, and restricted cash	13,867	(28,269)
Cash, cash equivalents, and restricted cash
Net change for the period	(458,419)	(513,621)
Balance, beginning of period	2,503,064	3,014,896
Balance, end of period	$2,044,645	$2,501,275
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$197,440	$211,735
Federal, state, and foreign income taxes paid, net	63,243	165,936
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2025	279,651	$2,797	$—	$2,762,722	$88,025	$2,853,544	$732,792	$3,586,336
Net income	—	—	—	48,951	—	48,951	69,471	118,422
Currency translation adjustment	—	—	—	—	273,494	273,494	(6,670)	266,824
Stock-based compensation	—	—	15,364	—	—	15,364	778	16,142
Issuance of common stock pursuant to stock-based compensation awards	43	—	(94)	—	—	(94)	—	(94)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(63,645)	(63,645)
Repurchases of common stock	(7,512)	(75)	(14,622)	(202,175)	—	(216,872)	—	(216,872)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	31	—	31	—	31
Other	—	—	(648)	—	—	(648)	4,691	4,043
Balances, June 30, 2025	272,182	$2,722	$—	$2,609,529	$361,519	$2,973,770	$737,417	$3,711,187

Balances, January 1, 2025	294,374	$2,944	$—	$3,081,753	$(61,216)	$3,023,481	$661,670	$3,685,151
Net income	—	—	—	197,505	—	197,505	147,849	345,354
Currency translation adjustment	—	—	—	—	422,735	422,735	(7,603)	415,132
Stock-based compensation	—	—	43,122	—	—	43,122	1,524	44,646
Issuance of common stock pursuant to stock-based compensation awards	74	1	(460)	—	—	(459)	—	(459)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(75,010)	(75,010)
Repurchases of common stock	(22,266)	(223)	(41,135)	(669,719)	—	(711,077)	—	(711,077)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(10)	—	(10)	—	(10)
Other	—	—	(1,527)	—	—	(1,527)	8,987	7,460
Balances, June 30, 2025	272,182	$2,722	$—	$2,609,529	$361,519	$2,973,770	$737,417	$3,711,187

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

As of June 30, 2025, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including NoMad Las Vegas), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

The Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company and its venture partner, Entain plc, each have a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. The Company also has a 50% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan.

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

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio REIT Venture (the landlord of Bellagio, which is a venture in which the Company has a 5% ownership interest) and MGM Osaka are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $421 million and $388 million as of June 30, 2025 and December 31, 2024, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and six months ended June 30, 2025 the Company recorded a net gain on its equity investments of less than $1 million and $32 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a net loss on its equity investments of $26 million and $50 million, respectively.

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

As of June 30, 2025, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of June 30, 2025, the fair value of derivatives classified as assets were $10 million, with $3 million within current assets and $7 million within long-term assets and liabilities of $12 million within current liabilities. As of December 31, 2024, the fair value of derivatives classified as liabilities were $96 million, with $57 million in current liabilities and $39 million in long-term liabilities.

For the three and six months ended June 30, 2025, the Company recorded a net gain on its derivatives of $34 million and $75 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a net loss on its derivatives of $62 million and $100 million, respectively.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	June 30, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$195,084	$52,794
Cash and cash equivalents		195,084	52,794
Short-term investments:
U.S. government securities	Level 1	19,690	19,075
Corporate bonds	Level 2	174,643	171,117
Asset-backed securities	Level 2	12,053	9,960
Short-term investments		206,386	200,152
Total debt investments		$401,470	$252,946

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of June 30, 2025 and December 31, 2024, securing the bank guarantees discussed in Note 7 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of June 30, 2025 and December 31, 2024.

Accounts receivable. As of June 30, 2025 and December 31, 2024, the loss reserve on accounts receivable was $140 million and $135 million, respectively.

Accounts payable. As of June 30, 2025 and December 31, 2024, the Company had accrued $91 million and $109 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2025	2024	2025	2024	2025	2024
	(In thousands)
Balance at January 1	$215,710	$211,606	$215,005	$201,973	$825,236	$766,226
Balance at June 30	222,259	213,685	213,502	203,099	764,446	799,658
Increase / (decrease)	$6,549	$2,079	$(1,503)	$1,126	$(60,790)	$33,432

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) within Note 10.

Leases. Refer to Note 6 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and six months ended

June 30, 2025, lease revenues from third-party tenants include $19 million and $36 million recorded within food and beverage revenue, respectively, and $29 million and $57 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and six months ended June 30, 2024, lease revenues from third-party tenants include $21 million and $41 million recorded within food and beverage revenue, respectively and $29 million and $58 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $484 million and $381 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $80 million and $89 million as of June 30, 2025 and December 31, 2024, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Income (loss) from unconsolidated affiliates	$25,860	$(34,184)	$12,964	$(59,308)
Non-operating items from unconsolidated affiliates	(4,055)	1,762	(3,793)	1,626
	$21,805	$(32,422)	$9,171	$(57,682)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
BetMGM North America Venture	$21,770	$(38,391)	$6,569	$(70,992)
Other	4,090	4,207	6,395	11,684
	$25,860	$(34,184)	$12,964	$(59,308)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
MGM China revolving credit facility	$815,292	$—
MGM China first revolving credit facility	—	477,567
5.25% MGM China senior notes, due 2025	—	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
7% debentures, due 2036	552	552
	6,240,844	6,403,119
Less: Unamortized discounts and debt issuance costs, net	(35,702)	(41,021)
	$6,205,142	$6,362,098

MGM China’s senior notes due within one year of the applicable balance sheet date were classified as long-term as MGM China had both the intent and ability to refinance the notes on a long-term basis.

Senior secured credit facility. At June 30, 2025, the Company’s senior secured credit facility consisted of a $2.3 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at June 30, 2025.

MGM China revolving credit facility. In April 2025, MGM China entered into the MGM China revolving credit facility and subsequently repaid in full, the amounts outstanding under the MGM China first revolving credit facility with borrowings under the MGM China revolving credit facility. The total commitments of the MGM China first revolving credit facility and MGM China second revolving credit facility were cancelled in full.

At June 30, 2025, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility, which matures in April 2030 and bears interest at a fluctuating rate per annum based on the Hong Kong Interbank Offer Rate plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. At June 30, 2025, the weighted average interest rate was 2.22%. The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at June 30, 2025.

Senior notes. In April 2024, the Company issued $750 million in aggregate principal amount of 6.5% notes due 2032. The Company used the net proceeds from the offering to fund the early redemption of its $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024.

MGM China senior notes. In June 2025, MGM China repaid its $500 million in aggregate principal amount of 5.25% notes due 2025 with borrowings under the MGM China revolving credit facility.

In June 2024, MGM China issued $500 million in aggregate principal amount of 7.125% notes due 2031.

In May 2024, MGM China repaid its $750 million in aggregate principal amount of 5.375% notes due 2024.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.3 billion at each of June 30, 2025 and December 31, 2024.

NOTE 5 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 11.7% and 13.9% for the three and six months ended June 30, 2025, respectively, and (4.3%) and 5.2% for the three and six months ended June 30, 2024, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the three months ended June 30, 2025, the Company received a closing letter from the IRS for the examination of its U.S. consolidated federal income tax returns for tax years 2015 through 2019. No material changes occurred as a result of the closure. The Company anticipates receiving its related refund claim in the next twelve months.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act was signed into law in the United States and the Company continues to assess the impact on its financial statements.

NOTE 6 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$574,304	$575,258	$1,148,461	$1,150,201

Finance lease costs
Interest expense	$4,068	$9,926	$8,386	$18,810
Amortization expense	18,031	13,060	36,202	25,956
Total finance lease costs	$22,099	$22,986	$44,588	$44,766
(1) Operating lease cost includes $83 million for each of the three months ended June 30, 2025 and 2024 and $166 million for each of the six months ended June 30, 2025 and 2024 related to the Bellagio lease, which is held with a related party.

	June 30, 2025	December 31, 2024
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,251,222	$23,532,287
Operating lease liabilities - current, classified within “Other accrued liabilities”	$92,563	$98,021
Operating lease liabilities - long-term(2)	25,012,186	25,076,139
Total operating lease liabilities	$25,104,749	$25,174,160

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$264,857	$304,645
Finance lease liabilities - current, classified within “Other accrued liabilities”	$72,941	$74,191
Finance lease liabilities - long-term, classified within “Other long-term obligations”	208,613	243,256
Total finance lease liabilities	$281,554	$317,447

Weighted average remaining lease term (years)
Operating leases	24	24
Finance leases	9	8

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1) As of June 30, 2025 and December 31, 2024, operating lease right-of-use assets (“ROU”), net included $3.4 billion related to the Bellagio lease.
(2) As of June 30, 2025 and December 31, 2024, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of June 30, 2025 and December 31, 2024, operating lease liabilities – current included $6 million and $3 million related to the Bellagio lease, respectively.

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$938,333	$916,403
Operating cash outflows from finance leases	8,386	7,471
Financing cash outflows from finance leases(1)	33,883	22,536

ROU assets obtained in exchange for new lease liabilities
Operating leases	$5,555	$3,351
Finance leases	—	186,924
(1) Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2025 (excluding the six months ended June 30, 2025)	$926,563	$45,982
2026	1,881,588	81,692
2027	1,909,407	81,454
2028	1,940,997	29,568
2029	1,973,263	7,046
Thereafter	46,972,576	121,202
Total future minimum lease payments	55,604,394	366,944
Less: Amount of lease payments representing interest	(30,499,645)	(85,390)
Present value of future minimum lease payments	25,104,749	281,554
Less: Current portion	(92,563)	(72,941)
Long-term portion of lease liabilities	$25,012,186	$208,613

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

In connection with this cybersecurity issue, the Company became subject to consumer class actions in U.S. and Canadian courts. These class actions assert a variety of common law and statutory claims based on allegations that the Company failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. The Company reached a settlement for $45 million to resolve the purported U.S. civil class action litigation related to the 2023 cybersecurity issue and a 2019 cybersecurity issue, which was paid by insurance carriers into a settlement fund in February 2025. The District Court for the District of Nevada approved the parties' settlement in the U.S. class actions and entered judgment in June 2025. In addition, the Company continues to be subject to investigations by state regulators, which also could result in monetary fines and other relief. The Company cannot predict the timing or outcome of any of these potential matters, or whether the Company may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. While the Company believes it is reasonably possible that it may incur losses associated with the above-described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the preliminary stage of these proceedings.

Other litigation. The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $124 million as of June 30, 2025) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of June 30, 2025, MOP 700 million of the bank guarantees (approximately $87 million as of June 30, 2025) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of 12.65 billion yen (approximately $88 million as of June 30, 2025) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $379 million as of June 30, 2025, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. The Company has commitments to fund MGM Osaka of 428 billion yen, of which an estimated amount of approximately 380 billion yen (approximately $2.6 billion as of June 30, 2025) remains to be funded as of June 30, 2025. The amount and timing of funding is expected to change as a result of project progress, inflation, and other factors. During the three and six months ended June 30, 2025, the Company funded 12.3 billion yen (approximately $85 million) of the committed amount. During the three and six months ended June 30, 2024, the Company funded 1.6 billion yen (approximately $10 million) and 3.0 billion yen (approximately $20 million) of the committed amount, respectively.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At June 30, 2025, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$48,951	$187,072	$197,505	$404,548
Adjustment related to redeemable noncontrolling interests	31	98	(10)	231
Net income available to common stockholders – basic and diluted	$48,982	$187,170	$197,495	$404,779
Denominator:
Weighted-average common shares outstanding – basic	273,329	311,179	280,199	315,837
Potential dilution from stock-based awards	2,286	3,241	2,129	3,255
Weighted-average common and common equivalent shares – diluted	275,615	314,420	282,328	319,092

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

During the three months ended June 30, 2025, the Company repurchased approximately 8 million shares of its common stock for an aggregate amount of $217 million. During the six months ended June 30, 2025, the Company repurchased approximately 22 million shares of its common stock for an aggregate amount of $711 million. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $122 million and the remaining availability under the April 2025 $2.0 billion stock repurchase plan was $2.0 billion as of June 30, 2025.

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

Segment Adjusted EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income (loss) from unconsolidated affiliates, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	(In thousands)
Las Vegas Strip Resorts
Casino	$456,581	$484,739	$994,840	$982,287
Rooms	734,850	767,294	1,484,899	1,594,547
Food and beverage	584,948	624,241	1,170,987	1,223,522
Entertainment, retail and other	338,313	329,188	640,086	660,135
	2,114,692	2,205,462	4,290,812	4,460,491
Regional Operations
Casino	710,115	684,037	1,382,090	1,369,005
Rooms	79,813	78,532	146,538	144,465
Food and beverage	115,575	111,906	224,656	219,659
Entertainment, retail and other	59,109	52,663	111,747	103,488
	964,612	927,138	1,865,031	1,836,617
MGM China
Casino	977,397	891,241	1,873,249	1,811,289
Rooms	45,738	53,171	92,372	116,386
Food and beverage	77,656	65,991	152,709	128,360
Entertainment, retail and other	9,302	7,788	19,235	18,173
	1,110,093	1,018,191	2,137,565	2,074,208
MGM Digital
Casino	163,861	143,347	291,919	270,955

Reportable segment net revenues	4,353,258	4,294,138	8,585,327	8,642,271
Corporate and other	51,612	33,237	96,625	68,574
	$4,404,870	$4,327,375	$8,681,952	$8,710,845

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses	(In thousands)
Las Vegas Strip Resorts
Payroll related	$666,550	$658,503	$1,328,296	$1,302,086
Cost of sales	129,926	134,154	257,683	269,342
Gaming taxes	53,824	56,447	113,034	114,391
Other segment items(1)	553,896	574,069	1,070,143	1,164,595
	1,404,196	1,423,173	2,769,156	2,850,414
Regional Operations
Payroll related	232,239	228,127	461,186	455,365
Cost of sales	40,847	40,707	78,061	80,051
Gaming taxes	195,672	189,300	380,386	375,296
Other segment items(1)	187,198	180,626	357,700	363,425
	655,956	638,760	1,277,333	1,274,137
MGM China
Payroll related	154,776	140,744	299,984	273,910
Cost of sales	27,350	23,624	54,850	45,974
Gaming taxes	500,143	447,914	948,919	926,233
Other segment items(1)	126,482	112,046	246,905	233,042
	808,751	724,328	1,550,658	1,479,159
MGM Digital
Payroll related	32,854	19,122	62,391	39,491
Marketing costs	67,002	65,298	124,795	124,332
Gaming taxes	39,564	30,735	70,189	59,549
Other segment items(2)	50,139	42,128	94,635	80,309
	$189,559	$157,283	$352,010	$303,681
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$710,496	$782,289	$1,521,656	$1,610,077
Regional Operations	308,656	288,378	587,698	562,480
MGM China	301,342	293,863	586,907	595,049
MGM Digital	(25,698)	(13,936)	(60,091)	(32,726)
	1,294,796	1,350,594	2,636,170	2,734,880

Other operating income (expense)
Corporate and other, net	(108,726)	(117,260)	(235,675)	(238,894)
Preopening and start-up expenses	(849)	(855)	(934)	(1,950)
Property transactions, net	(125)	(16,477)	(15,593)	(33,631)
Depreciation and amortization	(241,975)	(191,976)	(478,419)	(388,538)
Triple net lease rent expense	(564,416)	(564,186)	(1,128,891)	(1,128,525)
Income (loss) from unconsolidated affiliates	25,860	(34,184)	12,964	(59,308)
Operating income	404,565	425,656	789,622	884,034
Non-operating income (expense)
Interest expense, net of amounts capitalized	(105,584)	(112,739)	(212,853)	(222,776)
Non-operating items from unconsolidated affiliates	(4,055)	1,762	(3,793)	1,626
Other, net	(161,170)	(43,431)	(172,436)	(48,237)
	(270,809)	(154,408)	(389,082)	(269,387)
Income before income taxes	133,756	271,248	400,540	614,647
Benefit (provision) for income taxes	(15,662)	11,554	(55,715)	(32,119)
Net income	118,094	282,802	344,825	582,528
Less: Net income attributable to noncontrolling interests	(69,143)	(95,730)	(147,320)	(177,980)
Net income attributable to MGM Resorts International	$48,951	$187,072	$197,505	$404,548

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$120,131	$139,795	$225,369	$242,780
Regional Operations	41,253	26,929	63,870	46,761
MGM China	51,583	25,145	111,319	40,529
MGM Digital	21,417	12,985	39,854	24,754
Reportable segment capital expenditures	234,384	204,854	440,412	354,824
Corporate and other	34,058	33,388	56,071	55,498
	$268,442	$238,242	$496,483	$410,322

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net revenues	$4,404,870	$4,327,375	$8,681,952	$8,710,845
Operating income	404,565	425,656	789,622	884,034
Net income	118,094	282,802	344,825	582,528
Net income attributable to MGM Resorts International	48,951	187,072	197,505	404,548

Consolidated net revenues increased 2% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to MGM China increasing 9%, Regional Operations increasing 4% and MGM Digital increasing 14%, partially offset by Las Vegas Strip Resorts decreasing 4%, each as compared to the prior year quarter and as discussed below.

Consolidated operating income decreased 5% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to an increase in gaming taxes and depreciation and amortization expense, partially offset by the increase in net revenues, discussed above. Depreciation and amortization expense increased $50 million compared to the prior year quarter due primarily to recently completed capital projects.

Consolidated net revenues for the six months ended June 30, 2025 were flat compared to the prior year period due primarily to Las Vegas Strip Resorts decreasing 4%, offset by MGM China increasing 3%, Regional Operations increasing 2%, and MGM Digital increasing 8%, each as compared to the period year period.

Consolidated operating income decreased 11% for the six months ended June 30, 2025 compared to the prior year period. The decrease was due primarily to an increase in depreciation and amortization expense, gaming taxes, and payroll related expenses, partially offset by the increase in income from unconsolidated affiliates and the receipt of $56 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue. Depreciation and amortization expense increased $90 million compared to the prior year period due primarily to recently completed capital projects.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Las Vegas Strip Resorts
Casino	$456,581	$484,739	$994,840	$982,287
Rooms	734,850	767,294	1,484,899	1,594,547
Food and beverage	584,948	624,241	1,170,987	1,223,522
Entertainment, retail and other	338,313	329,188	640,086	660,135
	2,114,692	2,205,462	4,290,812	4,460,491
Regional Operations
Casino	710,115	684,037	1,382,090	1,369,005
Rooms	79,813	78,532	146,538	144,465
Food and beverage	115,575	111,906	224,656	219,659
Entertainment, retail and other	59,109	52,663	111,747	103,488
	964,612	927,138	1,865,031	1,836,617
MGM China
Casino	977,397	891,241	1,873,249	1,811,289
Rooms	45,738	53,171	92,372	116,386
Food and beverage	77,656	65,991	152,709	128,360
Entertainment, retail and other	9,302	7,788	19,235	18,173
	1,110,093	1,018,191	2,137,565	2,074,208
MGM Digital
Casino	163,861	143,347	291,919	270,955

Reportable segment net revenues	4,353,258	4,294,138	8,585,327	8,642,271
Corporate and other	51,612	33,237	96,625	68,574
	$4,404,870	$4,327,375	$8,681,952	$8,710,845

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues decreased 4% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to a decrease in casino revenue, rooms revenue, and food and beverage revenue.
Las Vegas Strip Resorts net revenues decreased 4% for the six months ended June 30, 2025 compared to the prior year period due primarily to a decrease in rooms revenue and food and beverage revenue, partially offset by an increase in casino revenue, each discussed below.

Las Vegas Strip Resorts casino revenue decreased 6% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to the decrease in table games win percentage at MGM Grand Las Vegas compared to the prior year quarter. Las Vegas Strip Resorts casino revenue increased 1% for the six months ended June 30, 2025 compared to the prior year period due primarily to an increase in slot handle.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Table games drop	$1,554	$1,506	$3,065	$3,043
Table games win	$355	$364	$759	$752
Table games win %	22.9%	24.2%	24.8%	24.7%
Slot handle	$5,886	$5,662	$11,568	$11,079
Slot win	$549	$528	$1,094	$1,038
Slot win %	9.3%	9.3%	9.5%	9.4%

Las Vegas Strip Resorts rooms revenue decreased 4% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to the impact from the room remodel at MGM Grand Las Vegas and a decrease in occupancy, and decreased 7% for the six months ended June 30, 2025 compared to the prior year period due primarily to the impact from the room remodel at MGM Grand Las Vegas and a decrease in RevPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Occupancy	93%	97%	94%	95%
Average daily rate (ADR)	$252	$248	$254	$263
Revenue per available room (RevPAR)	$235	$240	$239	$249

Las Vegas Strip Resorts food and beverage revenue decreased 6% for the three months ended June 30, 2025 compared to the prior year quarter and decreased 4% for the six months ended June 30, 2025 compared to the prior year period due primarily to a decrease in restaurant covers and a decrease in catering and banquet revenue.

Regional Operations

Regional Operations net revenues increased 4% for the three months ended June 30, 2025 compared to the prior year quarter and increased 2% for the six months ended June 30, 2025 compared to the prior year period due primarily to the increase in casino revenue, discussed below.

Regional Operations casino revenue increased 4% for the three months ended June 30, 2025 compared to the prior year quarter and increased 1% for the six months ended June 30, 2025 compared to the prior year period due primarily to an increase in slot handle and table games drop.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Table games drop	$985	$953	$1,932	$1,914
Table games win	$213	$200	$409	$402
Table games win %	21.6%	21.0%	21.1%	21.0%
Slot handle	$6,868	$6,689	$13,435	$13,301
Slot win	$694	$662	$1,343	$1,303
Slot win %	10.1%	9.9%	10.0%	9.8%

MGM China

MGM China net revenues increased 9% for the three months ended June 30, 2025 compared to the prior year quarter and increased 3% for the six months ended June 30, 2025 compared to the prior year period due primarily to an increase in casino revenue in the current year periods, discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Main floor table games drop	$4,085	$3,835	$7,712	$7,657
Main floor table games win	$1,021	$939	$1,934	$1,889
Main floor table games win %	25.0%	24.5%	25.1%	24.7%

MGM China casino revenues increased 10% for the three months ended June 30, 2025 compared to the prior year quarter due primarily to an increase in main floor table games drop as well as an increase in VIP table games win percentage.

MGM China casino revenues increased 3% for the six months ended June 30, 2025 compared to the prior year period due primarily to an increase in VIP table games win percentage.

MGM Digital

MGM Digital’s revenue increased 14% for the three months ended June 30, 2025 compared to the prior year quarter and increased 8% for the six months ended June 30, 2025 compared to the prior year period due primarily to brand expansion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Las Vegas Strip Resorts	$710,496	$782,289	$1,521,656	$1,610,077
Regional Operations	308,656	288,378	587,698	562,480
MGM China	301,342	293,863	586,907	595,049
MGM Digital	(25,698)	(13,936)	(60,091)	(32,726)
Corporate and other(1)	(647,282)	(715,630)	(1,351,602)	(1,426,727)
Consolidated Adjusted EBITDA	$647,514	$634,964	$1,284,568	$1,308,153
(1) Includes triple net lease rent expense of $564 million for each of the three month periods ended June 30, 2025 and 2024 and $1.1 billion for each of the six month periods ended June 30, 2025 and 2024.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 9% for the three months ended June 30, 2025 compared to the prior year quarter. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 33.6% for the three months ended June 30, 2025, compared to 35.5% in the prior year quarter due primarily to the decline in revenue as discussed above.

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 5% for the six months ended June 30, 2025 compared to the prior year period. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 35.5% for the six months ended June 30, 2025, compared to 36.1% in the prior year period due primarily to the decline in revenue as discussed above, partially offset by the receipt of $42 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue.

Regional Operations

Regional Operations Segment Adjusted EBITDAR increased 7% for the three months ended June 30, 2025, compared to the prior year quarter. Regional Operations Segment Adjusted EBITDAR margin was 32.0% for the three months ended June 30, 2025 compared to 31.1% in the prior year quarter due primarily to an increase in casino revenue as discussed above.

Regional Operations Segment Adjusted EBITDAR increased 4% for the six months ended June 30, 2025, compared to the prior year period. Regional Operations Segment Adjusted EBITDAR margin was 31.5% for the six months ended June 30, 2025, compared to 30.6% in the prior year period due primarily to an increase in casino revenues as discussed above and the receipt of $14 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue.

MGM China

MGM China Segment Adjusted EBITDAR increased 3% for the three months ended June 30, 2025 compared to the prior year quarter. MGM China Segment Adjusted EBITDAR margin was 27.1% for the three months ended June 30, 2025 compared to 28.9% in the prior year quarter due primarily to the increase in gaming taxes, partially offset by the increase in casino revenue.

MGM China Segment Adjusted EBITDAR decreased 1% for the six months ended June 30, 2025, compared to the prior year period. MGM China Segment Adjusted EBITDAR margin was 27.5% for the six months ended June 30, 2025, compared to 28.7% in the prior year period due primarily to the increase in payroll related expenses, partially offset by the increase in casino revenue.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $26 million for the three months ended June 30, 2025 compared to a loss of $14 million the prior year quarter. The change was due primarily to the increase in costs related to brand expansion partially offset by improved profitability in existing markets.

MGM Digital Segment Adjusted EBITDAR loss was $60 million for the six months ended June 30, 2025 compared to a loss of $33 million the prior year period. The changes were due primarily to the increase in costs related to brand expansion.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
BetMGM North America Venture	$21,770	$(38,391)	$6,569	$(70,992)
Other	4,090	4,207	6,395	11,684
	$25,860	$(34,184)	$12,964	$(59,308)

Non-operating Results

Interest expense

Gross interest expense was $106 million and $113 million for the three months ended June 30, 2025 and 2024, and $214 million and $224 million for the six months ended June 30, 2025 and 2024, respectively. The decrease for the three and six months ended June 30, 2025 is due primarily to a decrease in weighted average interest rate. See Note 4 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was expense of $161 million and $43 million for the three months ended June 30, 2025 and 2024, respectively. Other, net for the three months ended June 30, 2025 was primarily comprised of a foreign currency transaction loss of $208 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net gain related to derivatives of $34 million and dividend and interest income of $10 million. Other, net for the three months ended June 30, 2024 was primarily comprised of a net loss related to derivatives of $62 million, a loss related to debt and equity investments of $23 million, partially offset by interest and dividend income of $22 million.

Other, net was expense of $172 million and $48 million for the six months ended June 30, 2025 and 2024, respectively. Other expense, net for the six months ended June 30, 2025 was primarily comprised of a foreign currency transaction loss of $308 million partially offset by a net gain related to derivatives of $75 million, a gain related to debt and equity investments of $38 million, and interest and dividend income of $25 million. Other expense, net for the six months ended June 30, 2024 was primarily comprised of a net loss related to derivatives of $100 million, a loss related to debt and equity investments of $44 million, partially offset by a foreign currency transaction gain of $37 million and interest and dividend income of $44 million.

Income taxes

Our effective income tax rate was 11.7% and 13.9% for the three and six months ended June 30, 2025, respectively, compared to (4.3%) and 5.2% for the three and six months ended June 30, 2024, respectively. The effective tax rate for each of the periods was favorably impacted primarily by the mix of U.S. and foreign incomes including Macau gaming profits which are exempt from complementary tax. The effective rate for the three months ended June 30, 2024 was also impacted by a decrease in the valuation allowance for Macau deferred tax assets.

Reportable Segment GAAP measure

“Segment Adjusted EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income (loss) from unconsolidated affiliates, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at

MGM China. “Segment Adjusted EBITDAR margin” is Segment Adjusted EBITDAR divided by related segment net revenues.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income attributable to MGM Resorts International	$48,951	$187,072	$197,505	$404,548
Plus: Net income attributable to noncontrolling interests	69,143	95,730	147,320	177,980
Net income	118,094	282,802	344,825	582,528
Provision (benefit) for income taxes	15,662	(11,554)	55,715	32,119
Income before income taxes	133,756	271,248	400,540	614,647
Non-operating (income) expense:
Interest expense, net of amounts capitalized	105,584	112,739	212,853	222,776
Non-operating items from unconsolidated affiliates	4,055	(1,762)	3,793	(1,626)
Other, net	161,170	43,431	172,436	48,237
	270,809	154,408	389,082	269,387
Operating income	404,565	425,656	789,622	884,034
Preopening and start-up expenses	849	855	934	1,950
Property transactions, net	125	16,477	15,593	33,631
Depreciation and amortization	241,975	191,976	478,419	388,538
Consolidated Adjusted EBITDA	$647,514	$634,964	$1,284,568	$1,308,153

Guarantor Financial Information

As of June 30, 2025, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our registered principal debt arrangements and our senior credit facility are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements or our senior credit facility. In the event that any subsidiary is no longer a guarantor of our senior credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	June 30, 2025	December 31, 2024
Balance Sheet	(In thousands)
Current assets	$2,553,105	$3,045,925
Intercompany debt due from non-guarantor subsidiaries	2,899,831	2,733,770
Other long-term assets	28,480,566	28,683,234
Other current liabilities	2,004,893	2,247,371
Intercompany debt due to non-guarantor subsidiaries	2,199,151	2,199,408
Other long-term liabilities	28,490,774	28,651,188

Six Months Ended June 30, 2025
Income Statement	(In thousands)
Net revenues	$5,330,616
Operating income	338,807
Intercompany interest income	142,958
Intercompany interest expense	(121,636)
Income before income taxes	514,529
Net income	462,759
Net income attributable to MGM Resorts International	441,437

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $1.2 billion in the six months ended June 30, 2025 compared to $1.0 billion in the prior year period. The increase from the prior year period was due primarily to a decrease in cash paid for income taxes and changes in net working capital, partially offset by a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts discussed within the Results of Operations section above.

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

Cash used in investing activities was $605 million in the six months ended June 30, 2025 compared to $385 million in the prior year period. In the six months ended June 30, 2025, we made payments of $496 million in capital expenditures, as further discussed below, and contributed $85 million to unconsolidated affiliates. In comparison, in the prior year period we made payments of $410 million in capital expenditures, as further discussed below, contributed $41 million to unconsolidated affiliates, and received $122 million in net short-term investments in debt securities.

Capital Expenditures

We made capital expenditures of $496 million in the six months ended June 30, 2025, of which $111 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels, casino floor remodels and equipment, and information technology.

We made capital expenditures of $410 million in the six months ended June 30, 2024, of which $40 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to information technology and room remodels.

Financing activities. Cash used in financing activities was $1.1 billion in the six months ended June 30, 2025 compared to $1.1 billion in the prior year period. In the six months ended June 30, 2025, we had net repayments of debt of $161 million, as further discussed below, paid $717 million for repurchases of our common stock, and distributed $80 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $42 million, as further discussed below, paid $915 million for repurchases of our common stock, and distributed $95 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2025, we had net repayments of debt of $161 million, which primarily consisted of the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025 upon maturity, partially offset by net borrowings of $339 million on MGM China’s revolving credit facility, which were used to fund the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025.

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

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the six months ended June 30, 2025, we paid $717 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 9 for further information on the stock repurchases. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $122 million and the remaining availability under the April 2025 $2.0 billion stock repurchase plan was $2.0 billion as of June 30, 2025.

During the six months ended June 30, 2024, we paid $915 million relating to repurchases of our common stock pursuant to our stock repurchase plans. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed.

In May 2025, upon shareholder approval, MGM China declared the final dividend for 2024 of $122 million, which was paid in June 2025, of which we received approximately $68 million and noncontrolling interests received approximately $54 million.

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

As of June 30, 2025, we had cash and cash equivalents of $2.0 billion, of which MGM China held $703 million, and we had $6.2 billion in principal amount of indebtedness, including $2.8 billion related to MGM China. No amounts were drawn on our revolving credit facility and, as of June 30, 2025, there was $815 million outstanding under MGM China’s revolving credit facility.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of June 30, 2025, are approximately $190 million to $210 million, excluding MGM China, and approximately $340 million to $360 million on a consolidated basis, which includes MGM China.

We are also required, as of June 30, 2025, to make annual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2025 of approximately $540 million to $640 million on a consolidated basis, of which $100 million to $150 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence and pursuing a commercial gaming facility in New York for which we submitted our license application in June 2025, which may require cash commitments in the future. If our pursuit of a commercial gaming facility in New York is successful, we expect the project cost to be approximately $2.3 billion, inclusive of a $500 million license fee. Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of 428 billion yen, which represents our approximate 43.5% equity share (our estimated ownership percentage of MGM Osaka subsequent to subscribed minority equity interest funding). We expect to fund the estimated remaining amount of approximately 380 billion yen (approximately $2.6 billion as of June 30, 2025) over the next four years, depending upon project progress. We expect project costs will increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 7 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

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

As of June 30, 2025, variable rate borrowings represented approximately 13% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30, 2025
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$—	$1,150	$1,425	$750	$850	$1,251	$5,426	$5,449
Average interest rate	N/A	5.4%	5.1%	4.8%	6.1%	6.8%	5.7%
Variable rate	$—	$—	$—	$—	$—	$815	$815	$815
Average interest rate	N/A	N/A	N/A	N/A	N/A	2.2%	2.2%

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, a commercial gaming facility in New York, expectations regarding the potential opportunity for gaming expansion in Dubai, and investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China; amounts projected to be realized as deferred tax assets; expected tax refunds; the timing and outcome of investigations by state regulators related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds in connection with a cybersecurity incident and the nature and scope of any regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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
•impact to our business, operations, and reputation from, and expenses and uncertainties associated with, a cybersecurity incident, including the September 2023 cybersecurity issue, the availability of cybersecurity insurance proceeds in connection with a cybersecurity incident, and any related legal proceedings, other claims or investigations, and costs of remediation, restoration, or enhancement of information technology systems;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
April 1, 2025 — April 30, 2025	7,012,458	$28.52	7,012,458	$2,122,304
May 1, 2025 — May 31, 2025	—	$—	—	$2,122,304
June 1, 2025 — June 30, 2025	—	$—	—	$2,122,304
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

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan and in April 2025, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended June 30, 2025 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6.        Exhibits

10.1
Revolving Credit Facility Agreement, dated April 15, 2025, by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 16, 2025).

10.2
Employment Agreement, effective as of May 8, 2025, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2025).

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: July 30, 2025	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: July 30, 2025		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)