Form 10-Q
period 2025-09-30
MGM Resorts International
filed 2025-10-29
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2025
Common Stock, $0.01 par value	273,506,440 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION

Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,133,548	$2,415,532
Accounts receivable, net	932,133	1,071,412
Inventories	127,104	140,559
Income tax receivable	164,621	257,514
Prepaid expenses and other	574,371	478,582
Total current assets	3,931,777	4,363,599
Property and equipment, net	6,281,685	6,196,159
Investments in and advances to unconsolidated affiliates	540,066	380,626
Goodwill	4,942,559	5,145,004
Other intangible assets, net	1,616,407	1,715,381
Operating lease right-of-use assets, net	23,127,115	23,532,287
Deferred income taxes	68,985	39,591
Other long-term assets, net	902,281	858,980
	$41,410,875	$42,231,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$421,119	$412,662
Accrued interest on long-term debt	95,317	69,916
Other accrued liabilities	2,667,990	2,869,105
Total current liabilities	3,184,426	3,351,683
Deferred income taxes	2,839,142	2,811,663
Long-term debt, net	6,163,574	6,362,098
Operating lease liabilities	24,988,015	25,076,139
Other long-term obligations	784,329	910,088
Total liabilities	37,959,486	38,511,671
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	31,464	34,805
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 272,213,345 and 294,374,189 shares	2,722	2,944
Capital in excess of par value	1,127	—
Retained earnings	2,324,289	3,081,753
Accumulated other comprehensive income (loss)	347,843	(61,216)
Total MGM Resorts International stockholders' equity	2,675,981	3,023,481
Noncontrolling interests	743,944	661,670
Total stockholders’ equity	3,419,925	3,685,151
	$41,410,875	$42,231,627
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Casino	$2,293,996	$2,121,049	$6,875,942	$6,574,903
Rooms	795,236	883,564	2,519,045	2,738,963
Food and beverage	748,597	755,322	2,296,949	2,326,863
Entertainment, retail and other	412,635	423,203	1,240,480	1,253,254
	4,250,464	4,183,138	12,932,416	12,893,983
Expenses
Casino	1,321,774	1,205,286	3,899,934	3,698,885
Rooms	266,767	286,658	819,682	838,915
Food and beverage	554,554	563,521	1,691,482	1,693,031
Entertainment, retail and other	261,772	259,694	759,081	768,318
General and administrative	1,240,178	1,176,726	3,618,767	3,582,376
Corporate expense	125,257	125,043	391,704	378,787
Preopening and start-up expenses	31	519	965	2,469
Property transactions, net	101,775	25,493	117,368	59,124
Goodwill impairment	256,133	—	256,133	—
Depreciation and amortization	260,717	233,330	739,136	621,868
	4,388,958	3,876,270	12,294,252	11,643,773
Income (loss) from unconsolidated affiliates	25,642	7,989	38,606	(51,319)
Operating income (loss)	(112,852)	314,857	676,770	1,198,891
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,287)	(111,873)	(315,140)	(334,649)
Non-operating items from unconsolidated affiliates	5,942	417	2,149	2,043
Other, net	(10,390)	93,333	(182,826)	45,096
	(106,735)	(18,123)	(495,817)	(287,510)
Income (loss) before income taxes	(219,587)	296,734	180,953	911,381
Benefit (provision) for income taxes	12,858	(52,570)	(42,857)	(84,689)
Net income (loss)	(206,729)	244,164	138,096	826,692
Less: Net income attributable to noncontrolling interests	(78,526)	(59,586)	(225,846)	(237,566)
Net income (loss) attributable to MGM Resorts International	$(285,255)	$184,578	$(87,750)	$589,126

Earnings (loss) per share
Basic	$(1.05)	$0.61	$(0.32)	$1.90
Diluted	$(1.05)	$0.61	$(0.32)	$1.88
Weighted average common shares outstanding
Basic	272,517	300,499	277,610	310,688
Diluted	272,517	303,479	277,610	313,852
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(206,729)	$244,164	$138,096	$826,692
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6,199)	156,968	408,933	50,700
Comprehensive income (loss)	(212,928)	401,132	547,029	877,392
Less: Comprehensive income attributable to noncontrolling interests	(86,003)	(62,362)	(225,720)	(240,587)
Comprehensive income (loss) attributable to MGM Resorts International	$(298,931)	$338,770	$321,309	$636,805
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$138,096	$826,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	739,136	621,868
Amortization of debt discounts and issuance costs	20,250	20,396
Loss on retirement of long-term debt	—	2,013
Provision for credit losses	39,364	49,693
Stock-based compensation	59,384	51,720
Foreign currency transaction loss	285,452	28,303
Property transactions, net	117,368	59,124
Goodwill impairment	256,133	—
Noncash lease expense	382,965	386,412
Other investment gains	(35,275)	(11,134)
(Income) loss from unconsolidated affiliates	(40,755)	49,276
Distributions from unconsolidated affiliates	8,245	12,390
Deferred income taxes	(2,850)	(68,942)
Change in operating assets and liabilities:
Accounts receivable	127,552	(40,244)
Inventories	13,410	(3,029)
Income taxes receivable and payable, net	87,491	(69,203)
Prepaid expenses and other	(82,177)	(33,577)
Accounts payable and accrued liabilities	(204,858)	(232,629)
Other	(34,548)	41,811
Net cash provided by operating activities	1,874,383	1,690,940
Cash flows from investing activities
Capital expenditures	(772,472)	(746,572)
Dispositions of property and equipment	613	3,472
Investments in unconsolidated affiliates	(208,343)	(182,078)
Acquisitions, net of cash acquired	—	(113,882)
Distributions from unconsolidated affiliates	70,756	1,762
Investments and other	(30,763)	158,060
Net cash used in investing activities	(940,209)	(879,238)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	289,543	(19,061)
Issuance of long-term debt	—	2,100,000
Repayment of long-term debt	(500,000)	(1,500,000)
Debt issuance costs	(40,839)	(38,268)
Distributions to noncontrolling interest owners	(158,747)	(103,569)
Repurchases of common stock	(717,175)	(1,238,064)
Other	(105,182)	25,163
Net cash used in financing activities	(1,232,400)	(773,799)
Effect of exchange rate on cash, cash equivalents, and restricted cash	16,088	(14,736)
Cash, cash equivalents, and restricted cash
Net change for the period	(282,138)	23,167
Balance, beginning of period	2,503,064	3,014,896
Balance, end of period	$2,220,926	$3,038,063
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$269,489	$262,023
Federal, state, and foreign income taxes paid (refunds received), net	(34,389)	225,280
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2025	272,182	$2,722	$—	$2,609,529	$361,519	$2,973,770	$737,417	$3,711,187
Net income (loss)	—	—	—	(285,255)	—	(285,255)	79,008	(206,247)
Currency translation adjustment	—	—	—	—	(13,676)	(13,676)	7,477	(6,199)
Stock-based compensation	—	—	12,920	—	—	12,920	834	13,754
Issuance of common stock pursuant to stock-based compensation awards	31	—	(481)	—	—	(481)	—	(481)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(77,558)	(77,558)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(392)	15	—	(377)	—	(377)
Other	—	—	(10,920)	—	—	(10,920)	(3,234)	(14,154)
Balances, September 30, 2025	272,213	$2,722	$1,127	$2,324,289	$347,843	$2,675,981	$743,944	$3,419,925

Balances, January 1, 2025	294,374	$2,944	$—	$3,081,753	$(61,216)	$3,023,481	$661,670	$3,685,151
Net income (loss)	—	—	—	(87,750)	—	(87,750)	226,857	139,107
Currency translation adjustment	—	—	—	—	409,059	409,059	(126)	408,933
Stock-based compensation	—	—	56,042	—	—	56,042	2,358	58,400
Issuance of common stock pursuant to stock-based compensation awards	105	1	(941)	—	—	(940)	—	(940)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(152,568)	(152,568)
Repurchases of common stock	(22,266)	(223)	(41,135)	(669,719)	—	(711,077)	—	(711,077)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(392)	5	—	(387)	—	(387)
Other	—	—	(12,447)	—	—	(12,447)	5,753	(6,694)
Balances, September 30, 2025	272,213	$2,722	$1,127	$2,324,289	$347,843	$2,675,981	$743,944	$3,419,925

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

As of September 30, 2025, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including NoMad Las Vegas), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

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

MGM Northfield Park sale. In October 2025, the Company entered into an agreement to sell the operations of MGM Northfield Park to private equity funds managed by Clairvest Group Inc. for $546 million in cash, subject to customary purchase price adjustments. Upon closing, the master lease between the Company and VICI will be amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent, subject to a 2% escalator on May 1, 2026. The transaction is expected to close in the first half of 2026, subject to the receipt of regulatory approvals and other customary closing conditions.

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
•Level 2 inputs for its derivatives;
•Level 1 and Level 2 inputs for its debt investments; and
•Level 3 inputs when measuring the impairment of goodwill related to the Empire City reporting unit and the existing Empire City gaming license.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825 and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $415 million and $388 million as of September 30, 2025 and December 31, 2024, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended September 30, 2025 the Company recorded a net loss on its equity investments of $6 million. For the nine months ended September 30, 2025, the Company recorded a net gain on its equity investments of $27 million. For the three months ended September 30, 2024, the Company recorded a net gain on its equity investments of $48 million. For the nine months ended September 30, 2024, the Company recorded a net loss on its equity investments of $2 million.

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

As of September 30, 2025, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of September 30, 2025, the fair value of derivatives classified as assets were $1 million in current assets and those classified as liabilities were $39 million in current liabilities. As of

December 31, 2024, the fair value of derivatives classified as liabilities were $96 million, with $57 million in current liabilities and $39 million in long-term liabilities.

For the three months ended September 30, 2025, the Company recorded a net loss on its derivatives of $41 million and for the nine months ended September 2025, the Company recorded a net gain of $34 million. For the three months ended September 30, 2024, the Company recorded a net gain on its derivatives of $87 million and for the nine months ended September 30, 2024, the Company recorded a net loss on its derivatives of $13 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	September 30, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$284,442	$52,794
Cash and cash equivalents		284,442	52,794
Short-term investments:
U.S. government securities	Level 1	45,403	19,075
Corporate bonds	Level 2	150,671	171,117
Asset-backed securities	Level 2	12,814	9,960
Short-term investments		208,888	200,152
Total debt investments		$493,330	$252,946

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of September 30, 2025 and December 31, 2024, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of September 30, 2025 and December 31, 2024.

Accounts receivable. As of September 30, 2025 and December 31, 2024, the loss reserve on accounts receivable was $142 million and $135 million, respectively.

Goodwill and intangible assets. During the third quarter of 2025, the Company performed an interim impairment test of goodwill related to the Empire City reporting unit. See Note 4 for further discussion.

Accounts payable. As of September 30, 2025 and December 31, 2024, the Company had accrued $82 million and $109 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2025	2024	2025	2024	2025	2024
	(In thousands)
Balance at January 1	$215,710	$211,606	$215,005	$201,973	$825,236	$766,226
Balance at September 30	187,067	171,502	217,802	213,330	789,532	795,489
Increase / (decrease)	$(28,643)	$(40,104)	$2,797	$11,357	$(35,704)	$29,263

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and nine months ended September 30, 2025, lease revenues from third-party tenants include $18 million and $54 million recorded within food and beverage revenue, respectively, and $30 million and $88 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and nine months ended September 30, 2024, lease revenues from third-party tenants include $21 million and $62 million recorded within food and beverage revenue, respectively and $28 million and $86 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.” During the third quarter of 2025, the Company recorded charges for write-downs and impairments within “Property transactions, net” of $93 million related to the Company determining it would withdraw its application for a commercial gaming license for Empire City as discussed in Note 4, of which charges primarily consist of the impairment of $52 million relating to Empire City’s existing gaming license.

Recently issued accounting standards. In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software,” which removes software development project stages and requires entities to begin capitalizing eligible costs when both (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s interim and annual periods beginning after December 31, 2027. Early adoption is permitted. The Company is currently assessing the impact of adoption.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $540 million and $381 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $55 million and $89 million as of September 30, 2025 and December 31, 2024, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Income (loss) from unconsolidated affiliates	$25,642	$7,989	$38,606	$(51,319)
Non-operating items from unconsolidated affiliates	5,942	417	2,149	2,043
	$31,584	$8,406	$40,755	$(49,276)

The following table summarizes information related to the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
BetMGM North America Venture	$23,725	$3,211	$30,294	$(67,781)
Other	1,917	4,778	8,312	16,462
	$25,642	$7,989	$38,606	$(51,319)

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2025
	Balance at January 1	Impairment	Currency exchange	Balance at September 30
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$2,707,009
Regional Operations	660,940	(256,133)	—	404,807
MGM China	1,356,625	—	(2,398)	1,354,227
MGM Digital	420,430	—	56,086	476,516
	$5,145,004	$(256,133)	$53,688	$4,942,559

Empire City goodwill and gaming license impairment. The value of the Empire City reporting unit has been dependent upon the Company obtaining a commercial gaming license and the timing thereof, as well as other assumptions related to constructing and operating a commercial gaming facility. In the third quarter of 2025, the competitive and economic assumptions underpinning the Company’s return expectations on its investment in a commercial gaming facility changed, which led the Company to determine it would withdraw its application for a commercial gaming license for Empire City. Accordingly, the Company performed an interim impairment test of the goodwill related to the Empire City reporting unit using a discounted cash flow model to estimate fair value. As a result of the decrease in forecasted cash flows, the carrying value of Empire City exceeded its fair value. As such, the Company recorded an impairment of the full amount of the Empire City reporting unit’s goodwill of $256 million, which is reflected within Regional Operations above and presented in “Goodwill impairment” in the accompanying statements of operations. Additionally, the Company recorded an impairment of $52 million relating to Empire City’s existing gaming license, presented in “Property transactions, net” in the accompanying statements of operations.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
MGM China revolving credit facility	$770,980	$—
MGM China first revolving credit facility	—	477,567
5.25% MGM China senior notes, due 2025	—	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
7% debentures, due 2036	552	552
	6,196,532	6,403,119
Less: Unamortized discounts and debt issuance costs, net	(32,958)	(41,021)
	$6,163,574	$6,362,098

Debt due within one year of the applicable balance sheet date were classified as long-term as the Company and MGM China had both the intent and ability to refinance the notes on a long-term basis.

Senior secured credit facility. At September 30, 2025, the Company’s senior secured credit facility consisted of a $2.3 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at September 30, 2025.

Senior secured yen credit facility. In October 2025, the Company entered into a senior secured credit facility, which consisted of a JPY45.2 billion term loan A facility with an option to increase the amount of the credit facility up to JPY67.8 billion. The senior secured yen credit facility bears interest at a fluctuating rate per annum based on the Tokyo Interbank Offered Rate plus 1.75% until the submission of the covenant certificate for the quarter ending March 31, 2026 and then at 1.50% to 2.25%, as determined by a rent adjusted total net leverage ratio pricing grid and will mature in October 2030, provided that if, as of February 2029, the revolving loans or commitments thereof under the Company’s senior secured credit facility remain outstanding and have not been extended, replaced or refinanced with a scheduled maturity date of no earlier than October 23, 2030, then the maturity date will be in February 2029.

The Company's senior secured yen credit facility is guaranteed by each of the Company’s existing direct and indirect wholly owned material domestic restricted subsidiaries, subject to certain exclusions. The senior secured yen credit facility is secured by a pledge of the equity in certain of the Company's domestic operating properties, subject to receipt of gaming approvals. Mandatory prepayments will be required upon the occurrence of certain events. The Company’s senior secured yen credit facility also contains customary representations and warranties, events of default, and positive and negative covenants.

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

At September 30, 2025, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility, which matures in April 2030 and bears interest at a fluctuating rate per annum based on the Hong Kong Interbank Offer Rate plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. At September 30, 2025, the weighted average interest rate was 6.18%. The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at September 30, 2025.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.2 billion and $6.3 billion at September 30, 2025 and December 31, 2024, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 5.9% on loss before income taxes and a provision of 23.7% on income before income taxes for the three and nine months ended September 30, 2025, respectively, and a provision of 17.7% and 9.3% for the three and nine months ended September 30, 2024, respectively.

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During the nine months ended September 30, 2025, the Company received a closing letter from the IRS for the examination of its U.S. consolidated federal income tax returns for tax years 2015 through 2019. No material changes occurred as a result of the closure. The Company received approximately half of the related refund claim in September 2025 and anticipates receiving the remaining unpaid refund claim in the next twelve months.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act was signed into law in the United States, which has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on the Company’s income tax expense for the quarter ended September 30, 2025, and the Company does not expect it to materially impact its 2025 effective income tax rate.

NOTE 7 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$571,058	$575,293	$1,719,519	$1,725,494

Finance lease costs
Interest expense	$3,918	$8,891	$12,304	$27,701
Amortization expense	18,727	14,755	54,929	40,711
Total finance lease costs	$22,645	$23,646	$67,233	$68,412
(1) Operating lease cost includes $83 million for each of the three months ended September 30, 2025 and 2024 and $248 million for each of the nine months ended September 30, 2025 and 2024 related to the Bellagio lease, which is held with a related party.

	September 30, 2025	December 31, 2024
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,127,115	$23,532,287
Operating lease liabilities - current, classified within “Other accrued liabilities”	$97,844	$98,021
Operating lease liabilities - long-term(2)	24,988,015	25,076,139
Total operating lease liabilities	$25,085,859	$25,174,160

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$255,164	$304,645
Finance lease liabilities - current, classified within “Other accrued liabilities”	$75,377	$74,191
Finance lease liabilities - long-term, classified within “Other long-term obligations”	196,128	243,256
Total finance lease liabilities	$271,505	$317,447

Weighted average remaining lease term (years)
Operating leases	24	24
Finance leases	8	8

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1) As of September 30, 2025 and December 31, 2024, operating lease right-of-use assets (“ROU”), net included $3.4 billion related to the Bellagio lease.
(2) As of September 30, 2025 and December 31, 2024, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of September 30, 2025 and December 31, 2024, operating lease liabilities – current included $8 million and $3 million related to the Bellagio lease, respectively.

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,403,082	$1,377,717
Operating cash outflows from finance leases	12,304	11,389
Financing cash outflows from finance leases(1)	52,952	38,745

ROU assets obtained in exchange for new lease liabilities
Operating leases	$5,570	$5,079
Finance leases	6,130	272,878
(1) Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2025 (excluding the nine months ended September 30, 2025)	$460,751	$24,997
2026	1,880,956	84,606
2027	1,909,902	83,494
2028	1,942,101	31,005
2029	1,974,346	7,948
Thereafter	46,973,065	121,649
Total future minimum lease payments	55,141,121	353,699
Less: Amount of lease payments representing interest	(30,055,262)	(82,194)
Present value of future minimum lease payments	25,085,859	271,505
Less: Current portion	(97,844)	(75,377)
Long-term portion of lease liabilities	$24,988,015	$196,128

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

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP1 billion (approximately $125 million as of September 30, 2025) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of September 30, 2025, MOP700 million of the bank guarantees (approximately $87 million as of September 30, 2025) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of JPY12.65 billion (approximately $86 million as of September 30, 2025) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $432 million as of September 30, 2025, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. The Company has commitments to fund MGM Osaka of JPY428 billion, of which an estimated amount of approximately JPY361 billion (approximately $2.4 billion as of September 30, 2025) remains to be funded as of September 30, 2025. The amount and timing of funding is expected to change as a result of project progress, inflation, and other factors. During the three and nine months ended September 30, 2025, the Company funded JPY18.4 billion (approximately $123 million) and JPY30.7 billion (approximately $208 million) of the committed amount, respectively. During the three and nine months ended September 30, 2024, the Company funded JPY22.2 billion (approximately $138 million) and JPY25.2 billion (approximately $157 million) of the committed amount, respectively.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At September 30, 2025, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(285,255)	$184,578	$(87,750)	$589,126
Adjustment related to redeemable noncontrolling interests	(377)	(216)	(387)	14
Net income (loss) available to common stockholders – basic and diluted	$(285,632)	$184,362	$(88,137)	$589,140
Denominator:
Weighted-average common shares outstanding – basic	272,517	300,499	277,610	310,688
Potential dilution from stock-based awards	—	2,980	—	3,164
Weighted-average common and common equivalent shares – diluted	272,517	303,479	277,610	313,852

NOTE 10 — STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2025, the Company repurchased approximately 22 million shares of its common stock for an aggregate amount of $711 million. Repurchased shares were retired. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $122 million and the remaining availability under the April 2025 $2.0 billion stock repurchase plan was $2.0 billion as of September 30, 2025.

NOTE 11 — SEGMENT INFORMATION

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

Segment Adjusted EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income (loss) from unconsolidated affiliates, goodwill impairment, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	(In thousands)
Las Vegas Strip Resorts
Casino	$450,273	$476,434	$1,445,113	$1,458,721
Rooms	660,488	743,261	2,145,387	2,337,808
Food and beverage	547,298	574,587	1,718,285	1,798,109
Entertainment, retail and other	326,578	337,931	966,664	998,066
	1,984,637	2,132,213	6,275,449	6,592,704
Regional Operations
Casino	695,938	692,654	2,078,028	2,061,659
Rooms	87,162	88,275	233,700	232,740
Food and beverage	118,206	116,378	342,862	336,037
Entertainment, retail and other	55,569	54,841	167,316	158,329
	956,875	952,148	2,821,906	2,788,765
MGM China
Casino	947,483	800,208	2,820,732	2,611,497
Rooms	47,586	52,029	139,958	168,415
Food and beverage	83,092	64,356	235,801	192,716
Entertainment, retail and other	9,567	12,863	28,802	31,036
	1,087,728	929,456	3,225,293	3,003,664
MGM Digital
Casino	174,027	141,202	465,946	412,157

Reportable segment net revenues	4,203,267	4,155,019	12,788,594	12,797,290
Corporate and other	47,197	28,119	143,822	96,693
	$4,250,464	$4,183,138	$12,932,416	$12,893,983

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses	(In thousands)
Las Vegas Strip Resorts
Payroll related	$639,265	$669,279	$1,967,561	$1,971,365
Cost of sales	126,193	132,001	383,876	401,343
Gaming taxes	53,038	55,448	166,072	169,839
Other segment items(1)	565,272	544,448	1,635,415	1,709,043
	1,383,768	1,401,176	4,152,924	4,251,590
Regional Operations
Payroll related	237,540	235,157	698,726	690,522
Cost of sales	41,101	42,131	119,162	122,182
Gaming taxes	191,899	193,918	572,285	569,214
Other segment items(1)	190,814	180,957	548,514	544,382
	661,354	652,163	1,938,687	1,926,300
MGM China
Payroll related	157,782	142,249	457,766	416,159
Cost of sales	30,284	23,729	85,134	69,703
Gaming taxes	482,213	405,650	1,431,132	1,331,883
Other segment items(1)	133,459	120,472	380,364	353,514
	803,738	692,100	2,354,396	2,171,259
MGM Digital
Payroll related	34,803	25,394	97,194	64,885
Marketing costs	67,838	65,998	192,633	190,330
Gaming taxes	42,730	33,570	112,919	93,119
Other segment items(2)	51,904	39,065	146,539	119,374
	$197,275	$164,027	$549,285	$467,708
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$600,869	$731,037	$2,122,525	$2,341,114
Regional Operations	295,521	299,985	883,219	862,465
MGM China	283,990	237,356	870,897	832,405
MGM Digital	(23,248)	(22,825)	(83,339)	(55,551)
	1,157,132	1,245,553	3,793,302	3,980,433

Other operating income (expense)
Corporate and other, net	(112,312)	(114,907)	(347,987)	(353,801)
Preopening and start-up expenses	(31)	(519)	(965)	(2,469)
Property transactions, net	(101,775)	(25,493)	(117,368)	(59,124)
Goodwill impairment	(256,133)	—	(256,133)	—
Depreciation and amortization	(260,717)	(233,330)	(739,136)	(621,868)
Triple net lease rent expense	(564,658)	(564,436)	(1,693,549)	(1,692,961)
Income (loss) from unconsolidated affiliates	25,642	7,989	38,606	(51,319)
Operating income (loss)	(112,852)	314,857	676,770	1,198,891
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,287)	(111,873)	(315,140)	(334,649)
Non-operating items from unconsolidated affiliates	5,942	417	2,149	2,043
Other, net	(10,390)	93,333	(182,826)	45,096
	(106,735)	(18,123)	(495,817)	(287,510)
Income (loss) before income taxes	(219,587)	296,734	180,953	911,381
Benefit (provision) for income taxes	12,858	(52,570)	(42,857)	(84,689)
Net income (loss)	(206,729)	244,164	138,096	826,692
Less: Net income attributable to noncontrolling interests	(78,526)	(59,586)	(225,846)	(237,566)
Net income (loss) attributable to MGM Resorts International	$(285,255)	$184,578	$(87,750)	$589,126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$145,282	$176,748	$370,651	$419,528
Regional Operations	41,973	59,255	105,843	106,016
MGM China	47,075	57,833	158,394	98,362
MGM Digital	19,913	13,895	59,767	38,649
Reportable segment capital expenditures	254,243	307,731	694,655	662,555
Corporate and other	21,746	28,519	77,817	84,017
	$275,989	$336,250	$772,472	$746,572

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

Updates to Strategic Business Developments

In the third quarter of 2025, the competitive and economic assumptions underpinning our return expectations on our investment in a commercial gaming facility changed, which led us to determine we would withdraw our application for a commercial gaming license for Empire City. As such, in the third quarter of 2025, we recorded an impairment of the full amount of the Empire City reporting unit’s goodwill of $256 million and charges for write-downs and impairments within “Property transactions, net” of $93 million, of which charges primarily consist of the impairment of $52 million relating to Empire City’s existing gaming license. We will instead continue to operate Empire City in its current format.

In October 2025, we entered into an agreement to sell the operations of MGM Northfield Park for $546 million in cash, subject to customary purchase price adjustments. Upon closing, the master lease between us and VICI will be amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent, subject to a 2% escalator on May 1, 2026. The transaction is expected to close in the first half of 2026, subject to the receipt of regulatory approvals and other customary closing conditions.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net revenues	$4,250,464	$4,183,138	$12,932,416	$12,893,983
Operating income (loss)	(112,852)	314,857	676,770	1,198,891
Net income (loss)	(206,729)	244,164	138,096	826,692
Net income (loss) attributable to MGM Resorts International	(285,255)	184,578	(87,750)	589,126

Consolidated net revenues increased 2% for the three months ended September 30, 2025 compared to the prior year quarter due primarily to MGM China increasing 17% and MGM Digital increasing 23%, partially offset by Las Vegas Strip Resorts decreasing 7%, and Regional Operations flat, each as compared to the prior year quarter and as discussed below.

Consolidated operating loss was $113 million for the three months ended September 30, 2025 compared to operating income of $315 million in the prior year quarter. The decrease was due primarily to $256 million of goodwill impairment related to Empire City, $93 million of write-offs and impairments related to Empire City recorded within property transactions, net, and an increase in gaming taxes incurred primarily at MGM China, partially offset by an increase in net revenues discussed above.

Consolidated net revenues for the nine months ended September 30, 2025 were flat compared to the prior year period due primarily to MGM China increasing 7%, MGM Digital increasing 13%, and Regional Operations increasing 1%, offset by Las Vegas Strip Resorts decreasing 5%, each as compared to the period year period.

Consolidated operating income decreased 44% for the nine months ended September 30, 2025 compared to the prior year period. The decrease was due primarily to $256 million of goodwill impairment related to Empire City, $93 million of write-offs and impairments related to Empire City recorded within property transactions, net, an increase in gaming taxes incurred primarily at MGM China, and depreciation and amortization expense. Depreciation and amortization expense increased $117 million compared to the prior year period due primarily to recently completed capital projects.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Las Vegas Strip Resorts
Casino	$450,273	$476,434	$1,445,113	$1,458,721
Rooms	660,488	743,261	2,145,387	2,337,808
Food and beverage	547,298	574,587	1,718,285	1,798,109
Entertainment, retail and other	326,578	337,931	966,664	998,066
	1,984,637	2,132,213	6,275,449	6,592,704
Regional Operations
Casino	695,938	692,654	2,078,028	2,061,659
Rooms	87,162	88,275	233,700	232,740
Food and beverage	118,206	116,378	342,862	336,037
Entertainment, retail and other	55,569	54,841	167,316	158,329
	956,875	952,148	2,821,906	2,788,765
MGM China
Casino	947,483	800,208	2,820,732	2,611,497
Rooms	47,586	52,029	139,958	168,415
Food and beverage	83,092	64,356	235,801	192,716
Entertainment, retail and other	9,567	12,863	28,802	31,036
	1,087,728	929,456	3,225,293	3,003,664
MGM Digital
Casino	174,027	141,202	465,946	412,157

Reportable segment net revenues	4,203,267	4,155,019	12,788,594	12,797,290
Corporate and other	47,197	28,119	143,822	96,693
	$4,250,464	$4,183,138	$12,932,416	$12,893,983

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues decreased 7% for the three months ended September 30, 2025 compared to the prior year quarter due primarily to a decrease in casino revenue, rooms revenue, and food and beverage revenue.
Las Vegas Strip Resorts net revenues decreased 5% for the nine months ended September 30, 2025 compared to the prior year period due primarily to a decrease in rooms revenue and food and beverage revenue.

Las Vegas Strip Resorts casino revenue decreased 5% for the three months ended September 30, 2025 compared to the prior year quarter due primarily to disruption from the room remodel at MGM Grand Las Vegas and a decrease in table games win percentage.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Table games drop	$1,363	$1,386	$4,429	$4,430
Table games win	$309	$328	$1,068	$1,081
Table games win %	22.6%	23.7%	24.1%	24.4%
Slot handle	$6,155	$5,920	$17,723	$16,999
Slot win	$570	$554	$1,663	$1,592
Slot win %	9.3%	9.3%	9.4%	9.4%

Las Vegas Strip Resorts rooms revenue decreased 11% for the three months ended September 30, 2025 compared to the prior year quarter, and decreased 8% for the nine months ended September 30, 2025 compared to the prior year period due primarily to the impact from the room remodel at MGM Grand Las Vegas and a decrease in RevPAR.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Occupancy	89%	94%	92%	95%
Average daily rate (ADR)	$236	$243	$248	$256
Revenue per available room (RevPAR)	$210	$229	$229	$242

Las Vegas Strip Resorts food and beverage revenue decreased 5% for the three months ended September 30, 2025 compared to the prior year quarter and decreased 4% for the nine months ended September 30, 2025 compared to the prior year period due primarily to a decrease in restaurant covers.

Regional Operations

Regional Operations net revenues for the three months ended September 30, 2025 were flat compared to the prior year quarter and increased 1% for the nine months ended September 30, 2025 compared to the prior year period due primarily to the increase in casino revenue, discussed below.

Regional Operations casino revenue increased 1% for the nine months ended September 30, 2025 compared to the prior year period due primarily to an increase in slot handle and win.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Table games drop	$1,061	$1,023	$2,993	$2,937
Table games win	$205	$209	$614	$611
Table games win %	19.4%	20.5%	20.5%	20.8%
Slot handle	$6,969	$6,952	$20,405	$20,253
Slot win	$706	$693	$2,048	$1,996
Slot win %	10.1%	10.0%	10.0%	9.9%

MGM China

MGM China net revenues increased 17% for the three months ended September 30, 2025 compared to the prior year quarter and increased 7% for the nine months ended September 30, 2025 compared to the prior year period due primarily to an increase in casino revenue in the current year periods, discussed below.

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Main floor table games drop	$4,072	$3,443	$11,784	$11,099
Main floor table games win	$1,006	$858	$2,940	$2,747
Main floor table games win %	24.7%	24.9%	25.0%	24.8%

MGM China casino revenues increased 18% for the three months ended September 30, 2025 compared to the prior year quarter and increased 8% for the nine months ended September 30, 2025 compared to the prior year period due primarily to an increase in main floor table games drop compared to the prior year period.

MGM Digital

MGM Digital’s revenue increased 23% for the three months ended September 30, 2025 compared to the prior year quarter and increased 13% for the nine months ended September 30, 2025 compared to the prior year period due primarily to organic growth and brand expansion.

Corporate and other

Corporate and other revenue includes other corporate operations and management services.

Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA

The following table presents Segment Adjusted EBITDAR and Consolidated Adjusted EBITDA. Segment Adjusted EBITDAR is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments. See Note 11 to the accompanying consolidated financial statements and “Reportable Segment GAAP measure” below for additional information. Consolidated Adjusted EBITDA is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Las Vegas Strip Resorts	$600,869	$731,037	$2,122,525	$2,341,114
Regional Operations	295,521	299,985	883,219	862,465
MGM China	283,990	237,356	870,897	832,405
MGM Digital	(23,248)	(22,825)	(83,339)	(55,551)
Corporate and other(1)	(651,328)	(671,354)	(2,002,930)	(2,098,081)
Consolidated Adjusted EBITDA	$505,804	$574,199	$1,790,372	$1,882,352
(1) Includes triple net lease rent expense of $565 million and $564 million for the three month periods ended September 30, 2025 and 2024, respectively and $1.7 billion for each of the nine month periods ended September 30, 2025 and 2024.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 18% for the three months ended September 30, 2025 compared to the prior year quarter. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 30.3% for the three months ended September 30, 2025, compared to 34.3% in the prior year quarter due primarily to the decrease in net revenues, as discussed above.

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 9% for the nine months ended September 30, 2025 compared to the prior year period. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 33.8% for the nine months ended September 30, 2025, compared to 35.5% in the prior year period due primarily to the decrease in net revenues, as discussed above.

Regional Operations

Regional Operations Segment Adjusted EBITDAR decreased 1% for the three months ended September 30, 2025, compared to the prior year quarter. Regional Operations Segment Adjusted EBITDAR margin was 30.9% for the three months ended September 30, 2025 compared to 31.5% in the prior year quarter due primarily to the increase in payroll related expenses and other miscellaneous expenses.

Regional Operations Segment Adjusted EBITDAR increased 2% for the nine months ended September 30, 2025, compared to the prior year period. Regional Operations Segment Adjusted EBITDAR margin was 31.3% for the nine months ended September 30, 2025, compared to 30.9% in the prior year period due primarily to an increase in casino revenues, as discussed above.

MGM China

MGM China Segment Adjusted EBITDAR increased 20% for the three months ended September 30, 2025 compared to the prior year quarter. MGM China Segment Adjusted EBITDAR margin was 26.1% for the three months ended September 30, 2025 compared to 25.5% in the prior year quarter due primarily to an increase in casino revenues, as discussed above.

MGM China Segment Adjusted EBITDAR increased 5% for the nine months ended September 30, 2025, compared to the prior year period. MGM China Segment Adjusted EBITDAR margin was 27.0% for the nine months ended September 30, 2025, compared to 27.7% in the prior year period due primarily to a decrease resulting from lower margins in non-gaming operations.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $23 million for the three months ended September 30, 2025 compared to a loss of $23 million the prior year quarter.

MGM Digital Segment Adjusted EBITDAR loss was $83 million for the nine months ended September 30, 2025 compared to a loss of $56 million the prior year period. The change was due primarily to an increase in payroll related costs.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
BetMGM North America Venture	$23,725	$3,211	$30,294	$(67,781)
Other	1,917	4,778	8,312	16,462
	$25,642	$7,989	$38,606	$(51,319)

Non-operating Results

Interest expense

Gross interest expense was $103 million and $112 million for the three months ended September 30, 2025 and 2024, and $317 million and $336 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease for the three and nine months ended September 30, 2025 is due primarily to a decrease in weighted average outstanding debt. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was expense of $10 million and income of $93 million for the three months ended September 30, 2025 and 2024, respectively. Other expense, net for the three months ended September 30, 2025 was primarily comprised of a net loss related to derivatives of $41 million, partially offset by a foreign currency transaction gain of $23 million primarily related to USD denominated debt held by a foreign subsidiary. Other income, net for the three months ended September 30, 2024 was primarily comprised of a net gain related to derivatives of $87 million, a gain related to debt and equity investments of $55 million, interest and dividend income of $18 million, partially offset by foreign currency transaction loss of $65 million.

Other, net was expense of $183 million and income of $45 million for the nine months ended September 30, 2025 and 2024, respectively. Other expense, net for the nine months ended September 30, 2025 was primarily comprised of a foreign currency transaction loss of $285 million, partially offset by interest and dividend income of $37 million, a net gain related to debt and equity investments of $35 million, and a net gain related to derivatives of $34 million. Other income, net for the nine months ended September 30, 2024 was primarily comprised of a interest and dividend income of $62 million and a gain related to debt and equity investments of $11 million, partially offset by a foreign currency transaction loss of $28 million and a net loss related to derivatives of $13 million.

Income taxes

Our effective income tax rate was a benefit of 5.9% on loss before income taxes and a provision of 23.7% on income before income taxes for the three and nine months ended September 30, 2025, respectively, compared to a provision of 17.7% and 9.3% for the three and nine months ended September 30, 2024, respectively. The effective tax rate for each of the periods was favorably impacted primarily by the mix of U.S. and foreign incomes including Macau gaming profits which are exempt from complementary tax. The effective tax rate for the three and nine months ended September 30, 2025 was unfavorably impacted by the non-tax deductible Empire City goodwill impairment recorded during the current quarter. The effective rate for the nine months ended September 30, 2024 was also favorably impacted by a decrease in the valuation allowance for Macau deferred tax assets.

Reportable Segment GAAP measure

“Segment Adjusted EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income (loss) from unconsolidated affiliates, goodwill impairment, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China. “Segment Adjusted EBITDAR margin” is Segment Adjusted EBITDAR divided by related segment net revenues.

Non-GAAP measures

“Consolidated Adjusted EBITDA” is earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, and goodwill impairment.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(285,255)	$184,578	$(87,750)	$589,126
Plus: Net income attributable to noncontrolling interests	78,526	59,586	225,846	237,566
Net income (loss)	(206,729)	244,164	138,096	826,692
Provision (benefit) for income taxes	(12,858)	52,570	42,857	84,689
Income (loss) before income taxes	(219,587)	296,734	180,953	911,381
Non-operating (income) expense:
Interest expense, net of amounts capitalized	102,287	111,873	315,140	334,649
Non-operating items from unconsolidated affiliates	(5,942)	(417)	(2,149)	(2,043)
Other, net	10,390	(93,333)	182,826	(45,096)
	106,735	18,123	495,817	287,510
Operating income (loss)	(112,852)	314,857	676,770	1,198,891
Preopening and start-up expenses	31	519	965	2,469
Property transactions, net	101,775	25,493	117,368	59,124
Goodwill impairment	256,133	—	256,133	—
Depreciation and amortization	260,717	233,330	739,136	621,868
Consolidated Adjusted EBITDA	$505,804	$574,199	$1,790,372	$1,882,352

Guarantor Financial Information

As of September 30, 2025, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facility. Our registered principal debt arrangements and our senior credit facility are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50%

interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements or our senior credit facility. In the event that any subsidiary is no longer a guarantor of our senior credit facility or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing senior notes. The indentures governing the senior notes further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	September 30, 2025	December 31, 2024
Balance Sheet	(In thousands)
Current assets	$2,598,614	$3,045,925
Intercompany debt due from non-guarantor subsidiaries	2,958,377	2,733,770
Other long-term assets	28,067,867	28,683,234
Other current liabilities	2,053,146	2,247,371
Intercompany debt due to non-guarantor subsidiaries	2,199,014	2,199,408
Other long-term liabilities	28,530,052	28,651,188

Nine Months Ended September 30, 2025
Income Statement	(In thousands)
Net revenues	$7,872,580
Operating income	10,893
Intercompany interest income	215,218
Intercompany interest expense	(183,457)
Income before income taxes	124,871
Net income	83,975
Net income attributable to MGM Resorts International	52,213

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $1.9 billion in the nine months ended September 30, 2025 compared to $1.7 billion in the prior year period. The increase from the prior year period was due primarily to the change in cash paid (refunded) for income taxes and changes in net working capital, partially offset by a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts discussed within the Results of Operations section above.

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

Cash used in investing activities was $940 million in the nine months ended September 30, 2025 compared to $879 million in the prior year period. In the nine months ended September 30, 2025, we made payments of $772 million in capital expenditures, as further discussed below, contributed $208 million to unconsolidated affiliates, and received $71 million in distributions from unconsolidated affiliates. In comparison, in the prior year period we made payments of $747 million in capital expenditures, as further discussed below, contributed $182 million to unconsolidated affiliates, paid $114 million related to acquisitions, net of cash acquired, and received $224 million in net short-term investments in debt securities.

Capital Expenditures

We made capital expenditures of $772 million in the nine months ended September 30, 2025, of which $158 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels, casino floor remodels and equipment, and information technology.

We made capital expenditures of $747 million in the nine months ended September 30, 2024, of which $98 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to information technology and room remodels.

Financing activities. Cash used in financing activities was $1.2 billion in the nine months ended September 30, 2025 compared to $774 million in the prior year period. In the nine months ended September 30, 2025, we had net repayments of debt of $210 million, as further discussed below, paid $717 million for repurchases of our common stock, and distributed $159 million to noncontrolling interest owners. In comparison, in the prior year period, we had net borrowings of debt of $581 million, as further discussed below, paid $1.2 billion for repurchases of our common stock, and distributed $104 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2025, we had net repayments of debt of $210 million, which primarily consisted of the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025 upon maturity, partially offset by net borrowings of $290 million on MGM China’s revolving credit facility.

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

The net proceeds from the issuance of the $850 million 6.125% notes due 2029 were used to fund the early redemption of our $675 million in aggregate principal amount of 5.75% notes due 2025 at a redemption price of 100.607% in October 2024, with the remainder primarily used for general corporate purposes. The net proceeds from the issuance of the $750 million 6.5% notes due 2032 were used to fund the early redemption of our $750 million in aggregate principal amount of 6.75% notes due 2025 in May 2024. The repayment of MGM China’s $750 million 5.375% notes due 2024 was funded with draws on its first revolving credit facility, which were partially repaid with the proceeds from the issuance of its $500 million 7.125% notes due 2031.

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the nine months ended September 30, 2025, we paid $717 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. The remaining availability under the November 2023 $2.0 billion stock repurchase plan was $122 million and the remaining availability under the April 2025 $2.0 billion stock repurchase plan was $2.0 billion as of September 30, 2025.

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

In August 2025, MGM China’s Board of Directors declared an interim dividend of $153 million, which was paid in September 2025, of which we received approximately $85 million and noncontrolling interests received approximately $68 million.

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

As of September 30, 2025, we had cash and cash equivalents of $2.1 billion, of which MGM China held $635 million, and we had $6.2 billion in principal amount of indebtedness, including $2.8 billion related to MGM China. No amounts were drawn on our revolving credit facility and, as of September 30, 2025, there was $771 million outstanding under MGM China’s revolving credit facility.

In October 2025, BetMGM North America Venture announced its expectation to distribute at least $200 million of cash in the fourth quarter of 2025 and to distribute cash on a quarterly basis thereafter, of which we would expect to receive our 50% share.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of September 30, 2025, are approximately $190 million to $210 million, excluding MGM China, and approximately $370 million to $390 million on a consolidated basis, which includes MGM China.

We are also required, as of September 30, 2025, to make annual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Refer to Note 1 for discussion of the pending MGM Northfield Park transaction.

We have planned capital expenditures expected over the remainder of 2025 of approximately $285 million to $335 million on a consolidated basis, of which $50 million to $70 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence, which may require cash commitments in the future.

Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of JPY428 billion, which represents our approximate 43.5% equity share (our estimated ownership percentage of MGM Osaka subsequent to subscribed minority equity interest funding). We expect to fund the estimated remaining amount of approximately JPY361 billion (approximately $2.4 billion as of September 30, 2025) over the next three years depending upon project progress. We expect project costs will increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

In October 2025, we entered into a JPY45.2 billion term loan A facility with an option to increase the amount of the credit facility up to JPY67.8 billion, as further discussed in Note 5, which we expect to use to support the funding of our cash commitments to MGM Osaka.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our critical accounting policies and estimates since year end, except as discussed below.

Impairment of Long-lived Assets, Goodwill, and Indefinite-lived Intangible Assets

As previously disclosed within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the value of our Empire City reporting unit has been dependent upon us obtaining a commercial gaming license and the timing thereof, as well as other assumptions related to constructing and operating a commercial gaming facility. In the third quarter of 2025, the competitive and economic assumptions underpinning our return expectations on our investment in a commercial gaming facility changed, which led us to determine we would withdraw our application for a commercial gaming license for Empire City. Accordingly, we performed an interim impairment test of the goodwill related to the Empire City reporting unit using a discounted cash flow model to estimate fair value. As a result of the decrease in forecasted cash flows, the carrying value of Empire City exceeded its fair value. As such, we recorded an impairment of the full amount of the Empire City reporting unit’s goodwill of $256 million. See Note 4 to the accompanying consolidated financial statements for further discussion of goodwill and other intangible assets.

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

As of September 30, 2025, variable rate borrowings represented approximately 12% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30, 2025
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$—	$1,150	$1,425	$750	$850	$1,251	$5,426	$5,472
Average interest rate	N/A	5.4%	5.1%	4.8%	6.1%	6.8%	5.7%
Variable rate	$—	$—	$—	$—	$—	$771	$771	$771
Average interest rate	N/A	N/A	N/A	N/A	N/A	6.2%	6.2%

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, expectations regarding the potential opportunity for gaming expansion in Dubai, investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand, and the closing of the sale of the operations of MGM Northfield Park; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China and BetMGM North America Venture; amounts projected to be realized as deferred tax assets; expected tax refunds; the timing and outcome of investigations by state regulators related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds in connection with a cybersecurity incident and the nature and scope of any regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.        Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6.        Exhibits

10.1
Amendment and Modification to Employment Agreement, effective as of August 29, 2025, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 5, 2025).

10.2
Employment Agreement, effective as of October 1, 2025, by and between the Company and Jonathan Halkyard (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 19, 2025).

10.3
Employment Agreement, effective as of October 1, 2025, by and between the Company and Gary Fritz (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 19, 2025).

10.4	Form of RSU Agreement (Fritz) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on September 19, 2025).

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: October 29, 2025	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: October 29, 2025		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer and Treasurer (Principal Financial Officer)