Form 10-K
period 2025-12-31
MGM Resorts International
filed 2026-02-11
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2025 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2025) was $5.8 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded. As of February 9, 2026, 255,828,519 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.
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

As of December 31, 2025, we operate 16 domestic casino properties and, through our approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), operate two casino properties in Macau. Additionally, through our 50% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, we are developing an integrated resort in Osaka, Japan. We also have global online gaming operations primarily through our consolidated subsidiary LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”) and through our 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate.

We lease the real estate assets of our domestic properties pursuant to triple net lease agreements, as further discussed in Note 11.

In recent years, in furtherance of our vision to become the world’s premier gaming entertainment company, we have implemented an asset-light business model, which has involved a comprehensive review of our owned real estate assets to find opportunities to monetize those assets efficiently and allow unlocked capital to be redeployed towards balance sheet improvements, new growth opportunities, and to return value to our shareholders. At the same time, we have continued to focus on key growth opportunities that align with our vision, particularly by investing in U.S. online sports betting and iGaming through BetMGM North America Venture, acquiring and investing in LeoVegas to expand our global online presence, expanding our digital capabilities, and seeking to further diversify our international operations with development efforts in Japan.

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

As of December 31, 2025, we have four reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital, as generally described below. See Note 17 for detailed financial information about our reportable segments.

Las Vegas Strip Resorts and Regional Operations
Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including The Reserve at Park MGM).
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

MGM China

As of December 31, 2025, we own approximately 56% of MGM China, which owns MGM Grand Paradise, the Macau company that owns and operates the MGM Macau and MGM Cotai casino resorts and holds the related gaming concession and land concessions. We believe MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. We expect the long-term future growth of the Asian gaming market to drive additional visitation at MGM Macau and MGM Cotai.

Our current MGM China operations relate to MGM Macau and MGM Cotai, discussed further below. MGM China’s revenues are generated primarily from gaming operations, which are conducted under a gaming concession held by MGM Grand Paradise, a subsidiary of MGM China. Gaming in Macau is currently administered by the Macau Government through concessions awarded to six different concessionaires.

MGM Digital

MGM Digital is our consolidated online gaming portfolio which is primarily comprised of LeoVegas, which is headquartered in Sweden and Malta and operates internationally, primarily in Europe and, through its consolidated venture, in Brazil. Revenues are derived from its online gaming product offerings, which include iGaming, digital slots and table games, as well as live dealer and online sports betting.

Corporate and Other

We have additional business activities including our investments in unconsolidated affiliates and certain other corporate and management operations. Our investments in unconsolidated affiliates are primarily comprised of our ventures, such as BetMGM North America Venture and MGM Osaka.

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

Our Las Vegas casino properties compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Las Vegas Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip Resorts also compete, in part, with each other. Major competitors, including newer entrants, have either recently expanded their hotel room capacity and convention space offerings, or have plans to expand their capacity or construct new resorts in Las Vegas. Also, the growth of gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas.

Outside Nevada, our properties primarily compete with other hotel casinos in their markets and for customers in surrounding regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region.

MGM China

The majority of MGM China’s casino revenue has been provided by main floor gaming operations in recent years and we expect this will be the primary source of growth in the future. We offer amenities to attract players such as premium gaming lounges and stadium-style electronic table games terminals, which include both table games and slots to create a dedicated exclusive gaming space for premium main floor players’ use, as well as non-gaming amenities, such as The Mansion, MGM Cotai Emerald Villa, and MGM Macau Alpha Villa to attract ultra-high end customers.

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

In addition to our loyalty programs, we leverage multiple marketing channels—including online, radio, television, print, and billboards in select U.S. and international cities. Our regional marketing offices and direct outreach channels via mail, email, and social media ensure consistent engagement. Our advanced data and analytics capabilities underpin our direct marketing, enabling us to segment customers based on preferences, behaviors, and their overall value to the organization. This segmentation allows us to deliver the highest level of personalized experiences across guest tiers, ensuring our product and program investments align with customer desires, drive incremental visits, and strengthen long-term relationships.

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

We regularly evaluate targeted opportunities in both domestic and international markets that provide attractive returns on investment. These include: Owning and/or operating gaming and non-gaming facilities, as well as expanding into new markets and expanding our brands for iGaming and online sports betting. Additionally, we leverage our management expertise and the strong recognition of our brands through strategic partnerships and international expansion opportunities.

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

We continue to focus on our key growth opportunities, including developing an integrated resort in Japan, expanding our BetMGM North America Venture, and advancing international digital opportunities.

In Japan, MGM Osaka signed an agreement with Osaka Prefecture and Osaka City in September 2023 to implement its government-certified Area Development Plan (“ADP”) for the development of an integrated resort in Osaka, Japan. Preliminary construction began on the site of the future resort in 2024. During 2025, the construction of the project progressed as anticipated.

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

We are growing our business internationally through MGM Digital by building on our core markets and identifying new opportunities for expansion and brand distribution. We continue to evolve our technology platform, the backbone for our development.

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

Our MGM Rewards loyalty platform enables guests to earn seamlessly across gaming and non-gaming activities, with improved redemption flows and a more streamlined experience through the app. Enhanced mobile and self-service check-in options have further driven app adoption, creating a smoother arrival experience for our guests. Our digital concierge has also improved service with faster response times during guest stays.

We continue to expand our digital portfolio by enhancing e-commerce and integrating our physical properties with digital casino and sports betting experiences. This includes cross-property and omni-channel promotions in Las Vegas and our Regional properties that provide added value to our guests. Additionally, we leverage data, analytics, and predictive modeling to personalize offers and create targeted upsell opportunities, which we expect will enhance customer acquisition, engagement, and value over time.

Corporate Responsibility

We have a longstanding commitment to Corporate Responsibility. For over a decade, we have had board-level oversight of our Corporate Responsibility efforts. Our corporate and people strategies and corporate responsibility approach center on uplifting our people and the communities in which we operate. A comprehensive framework lays out four strategic pillars that guide our work: investing in environmental stewardship; fostering a culture of respect; supporting our communities; and demonstrating responsible business practices.

Responsible Gaming

We have woven responsible gaming and gambling education into the fabric of our world-class gaming experiences and premier guest service. We train our employees to reinforce our commitment and approach to responsible gaming. We also offer a variety of resources throughout our properties, with the MGM Rewards Desk acting as the central hub for our innovative responsible gaming program, GameSense. GameSense is an industry-leading, enterprise-wide program that aligns responsible gambling policies with enhanced guest service and education. It is designed to promote sustainable and enjoyable experiences, by helping guests and employees make informed gambling decisions. At MGM China, we strictly comply with all local laws and remain committed to expanding employee and community programs that foster a healthy and orderly society. All MGM China casinos have been recognized by the government working group as “Responsible Gaming Implementation Model Units.” Digitally, we have implemented a number of functions and tools to protect customers and work proactively to provide support for individuals who develop unsound gaming behavior. Our website, LeoSafePlay.com, is dedicated to promoting responsible gaming. We have also invested heavily in technology and in the development of algorithms that detect early signs among players that can indicate a risk for unsound gaming. Within the framework of LeoSafePlay, we have launched a tool based on machine learning and algorithms that help in the creation of risk profiles for customers who are at risk of developing a gaming problem.

Human Capital

We are focused on fostering a people-driven culture exemplified by how we lead and uphold the following core company values to create an engaged workforce: Captivate Our Audience, Inspire Excellence, Champion Inclusion, and Win Together. Our long-term people strategy is designed to enhance talent attraction and development to support business objectives, guest experience, community engagement, and financial goals. Our workforce development strategies support local hiring and developing a robust workforce in the local communities in which we operate through veteran support, community training and employment, fulfilling local hiring commitments (where applicable), and through internship, educational, and leadership development programs. Our streamlined recruitment processes result in faster sourcing and recruitment to meet the needs of the business. We work across the enterprise to strengthen our corporate culture, drive employee engagement, and foster well-being.

Growth and Development

We invest significant resources to develop the talent needed, now and for the future, to be an employer of choice across the gaming, hospitality, and entertainment industries. We are committed to a culture of continuous learning where employees, at all levels, are engaged in developing their knowledge, skills, and abilities through a variety of modalities, including digitally. We support the long-term career aspirations of our employees through education and professional/personal development and skills-based learning. We continue to introduce new learning and development initiatives focused on a broad range of employee population segments. We offer tuition reimbursement, contribute toward student loan debt repayment, and have partnered with the Nevada System of Higher Education to enable employees to earn a degree online free of charge for all credit hours and reimburse employees for any required course textbooks. We have focused on growing our talent pipeline, investing in our frontline leadership population with a 12-month onboarding and development program, reinforcing our leadership expectations and company culture across all leadership positions and enhancing employee recognition across all levels.

Fostering a Culture of Respect

Externally, we strengthen communities and expand business opportunities through strategic partnerships, alignment with local service commitments, and investment in local and small business development. Internally, we use multiple channels to facilitate communication and to continuously advance the core value to Champion Inclusion by cultivating a culture of respect. The channels include but are not limited to open forums and conversations with executives, employee engagement surveys with detailed action planning, and employee and business resource groups, which are open to all employees.

Health, Safety, and Wellness

Our approach to employee health and wellness is holistic and multi-dimensional, focusing on the four pillars of the MGM Resorts World of Wellbeing (WOW): physical, emotional, financial, and community. It is our priority to provide competitive benefit offerings that support the needs of our workforce. In an effort to better support the well-being of our employees, we recently implemented a new virtual physical therapy solution that significantly increases access to qualified therapists. In addition, we have successfully transitioned to a new Employee Assistance Program (EAP) provider who offers an enhanced mental health benefit to our employees and their loved ones.

Philanthropy

We understand our responsibility to contribute to the progress of the communities in which we operate and are invested in growing and supporting such communities. Our strategies aim to reflect, sustain, and build on the best aspects of a community by creating good jobs, providing strong wages, teaching critical skills, and implementing workforce development opportunities.

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

Employees and Labor Relations

As of December 31, 2025, we had approximately 44,000 full-time and 18,000 part-time employees in the U.S. and 16,000 employees internationally. We had collective bargaining agreements with unions covering approximately 37,000 of our U.S. employees as of December 31, 2025. Collective bargaining agreements covering small groups of Las Vegas property and corporate employees are scheduled to expire the first half of 2026, and collective bargaining agreements in regional operations covering approximately 3,000 employees are also scheduled to expire in 2026. Negotiations for successor contracts will be scheduled with our employees’ collective bargaining representatives as contract expiration dates approach and will continue throughout 2026. Certain of our non-U.S. employees are also subject to collective bargaining agreements.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, expectations regarding the potential opportunity for gaming expansion in Dubai, investments we make in online sports betting and iGaming, the expansion of LeoVegas and the MGM digital brand, and the closing of the sale of the operations of MGM Northfield Park; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China and BetMGM North America Venture; amounts projected to be realized as deferred tax assets; expected tax refunds; the timing and outcome of investigations by state regulators related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds in connection with a cybersecurity incident and the nature and scope of any regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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
•current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments, or make planned expenditures;
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
•the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks, other acts of violence or acts of war or hostility or outbreaks of infectious diseases;
•the fact that co-investing in properties or businesses, including our investments in BetMGM North America Venture and MGM Osaka, decreases our ability to manage risk;
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
•the failure to maintain the integrity of our information and other systems or customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data;
•reputational harm as a result of increased scrutiny related to our corporate social responsibility efforts;
•extreme weather conditions or climate change may cause property damage or interrupt business;
•water scarcity could negatively impact our operations;
•the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business;
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

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Information about our Executive Officers

The following table sets forth, as of February 11, 2026, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
William J. Hornbuckle	68	Chief Executive Officer and President
Ayesha Molino	45	Chief Operating Officer
Jonathan S. Halkyard	61	Chief Financial Officer
John M. McManus	58	Chief Legal and Administrative Officer and Secretary
Gary M. Fritz	52	Chief Commercial Officer and President of MGM Digital

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

Ms. Molino was appointed as Chief Operating Officer in January 2026. Previously, she served as Chief Public Affairs Officer and President and Chief Operating Officer of Aria and Vdara. Before moving into operations, she served as our Senior Vice President of Public Affairs. Ms. Molino joined the Company in January 2017 from the U.S. Senate, where from 2011 – 2016 she served as first Counsel and later Chief Counsel to former Senate Majority and Democratic Leader Harry Reid (D-NV). From 2007 – 2011 she served as International Trade Counsel to the U.S. Senate Finance Committee under then-Chairman Max Baucus (D-MT). Prior to her time in the Senate, Ms. Molino served as an Attorney-Advisor in the Office of General Counsel at the U.S. Department of Commerce.

Mr. Halkyard has served as Chief Financial Officer since January 2021. From January 2021 to November 2025, he served as Chief Financial Offer and Treasurer. Prior to joining the Company, Mr. Halkyard served as President and Chief Executive Officer of Extended Stay America, Inc. (“Extended Stay”) and its paired-share REIT, ESH Hospitality, Inc., from January 2018 through November 2019, as Chief Financial Officer of Extended Stay from January 2015 through December 2017, and as Chief Operating Officer of Extended Stay from September 2013 through January 2015. Prior to joining Extended Stay, Mr. Halkyard served as Chief Financial Officer of NV Energy, Inc. from July 2012 through September 2013 and, prior to that, he served in various executive, finance and managerial roles at Caesars Entertainment, Inc. since 1999, including as Chief Financial Officer from 2006 through 2012.

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

Mr. Fritz has served as Chief Commercial Officer and President of MGM Digital since September 2025. From October 2022 to September 2025, he served as President, MGM Resorts International Interactive. From November 2021 until October 2022, he served as Managing Director, Digital Mergers & Acquisitions. Prior to joining the Company, Mr.

Fritz served as the sole member of Amanogawa, LLC, a consulting services company he owned. From 2020 until 2022, Amanogawa, LLC was retained by IAC to help lead and manage its interests in the gaming sector. He served as the President and Chief Growth Officer for TripAdvisor, Inc. from 2016 to 2020.

Available Information

We maintain a website at www.mgmresorts.com that includes financial and other information for investors. We provide access to our SEC filings, including our annual report on Form 10-K and quarterly reports on Form 10-Q , filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC. These filings are also available on the SEC’s website at www.sec.gov.

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
•Co-investing in properties or businesses, including our investments in BetMGM North America Venture and MGM Osaka, decreases our ability to manage risk.
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

Risks Related to Our Substantial Financial Commitments

Our substantial indebtedness and significant financial commitments, including our rent payments and guarantees we provide of the indebtedness of the landlords of Bellagio, Mandalay Bay, and MGM Grand Las Vegas could adversely affect our operations, development options, and financial results and impact our ability to satisfy our obligations. As of December 31, 2025, we had approximately $6.3 billion of principal amount of indebtedness outstanding on a consolidated basis, including $2.5 billion of outstanding indebtedness of MGM China. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. We do not guarantee MGM China’s obligations under its debt agreements and, to the extent MGM China was to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into MGM China is limited by the covenants in our existing senior credit facility.

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

We currently also provide shortfall guarantees of the $3.01 billion and $3.0 billion principal amount of indebtedness (and any interest accrued and unpaid thereon) of the landlords of Bellagio and Mandalay Bay and MGM Grand Las Vegas, respectively. The terms of each guarantee provide that, after the lenders have exhausted certain remedies to collect on the obligations under the underlying indebtedness, we would then be responsible for any shortfall between the value of the collateral and the debt obligation, which amount may be material, and we may not have sufficient cash on hand to fund any such obligation to the extent it is triggered in the future. In addition, to the extent we no longer provide the shortfall guarantees, we would recognize certain tax gains related to our investments in Bellagio REIT Venture, the landlord of Bellagio, and VICI Properties OP LLC (“VICI OP”), the owner of the landlords of certain of our domestic properties, which may be significant. Further, we entered into certain tax protection agreements related to these investments that will expire in 2029 and 2037. Following the expiration of the agreements, to the extent Bellagio REIT Venture and VICI OP engage in certain transactions, we may realize taxable gains and such gains may be significant. Changes in tax laws or regulations may also materially affect the amount and timing of recognizing taxable gains on these investments. We also provide for guarantees (i) in the amount of 12.65 billion yen (approximately $81 million as of December 31, 2025) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (ii) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. If we do not have sufficient cash on hand to satisfy any obligations with respect to any of these guarantees or our other financial commitments, we may need to raise capital, including incurring additional indebtedness, in order to satisfy our obligation. There can be no assurance that any financing will be available to us, or, if available, will be on terms that are satisfactory to us.

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

Moreover, our businesses are capital intensive. For our owned, leased and managed properties to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. The leases for our operating properties have fixed rental payments (with annual escalators) and also require us to apply a percentage of net revenues generated at the leased properties to capital expenditures at those properties. Such investments require an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, development projects, including the development of an integrated resort in Japan, strategic initiatives, including positioning BetMGM North America Venture as a leader in online sports betting and iGaming, investments in the growth of our international digital gaming business, and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures. Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, receive distributions from our unconsolidated affiliates and subsidiaries (including BetMGM North America Venture and MGM China), and borrow under our senior credit facility or incur new indebtedness. If regional and national economic conditions deteriorate, including in connection with a recession, revenues from our operations could decline as consumer spending levels decrease and we could fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other restrictive covenants in our debt and lease instruments. If we fail to generate cash sufficient to fund our liquidity needs or satisfy the financial and other covenants in our debt and lease instruments, we cannot assure you that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs or that we will be able to access the capital markets in the future to borrow additional debt on terms favorable to us, or at all.

In addition, we have a significant amount of indebtedness maturing in 2027, and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions discussed above. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

The agreements governing our senior secured credit facilities and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. Covenants governing our senior secured credit facilities and certain of our debt securities restrict, among other things, our ability to:

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

Risks Related to Our Business, Industry, and Market Conditions

We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, including increased competition through online sports betting and iGaming, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows. The hotel, resort, entertainment, and gaming industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort, entertainment, and gaming operations in other states or countries, as well as the increased availability of online sports betting and iGaming, could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in Las Vegas, Macau or in the domestic regional markets in which we operate, all of which could attract our customers. Also, the growth of retail gaming in areas outside Las Vegas has increased the competition faced by our operations in Las Vegas and elsewhere, including growth in tribal gaming in states such as Florida. In addition, in the last several years local referendums to allow retail gaming have passed in Virginia and Nebraska, with active lobbying occurring in states like Texas, North Carolina and Georgia, among others. Finally, in 2025, the New York Gaming Commission issued licenses for three integrated resorts projects that will include live-dealer table games, which we expect will increase competition in the Northeast corridor and may have a negative impact on our New York and New Jersey operations. While we believe our principal competitors are major gaming and hospitality resorts with well-established and recognized brands, we also compete against smaller hotel offerings and peer-to-peer inventory sources, which allow travelers to book short-term rentals of homes and apartments from owners. We expect that we will continue to face increased competition from new channels of distribution, innovations in consumer-facing technology platforms and other transformations in the travel industry that could impact our ability to attract and retain customers and related business.

We have also seen significant expansion across the United States and internationally in legalized forms of iGaming and online sports betting and expect additional jurisdictions will likely legalize iGaming and online sports betting in the future as well as a rise in illegal forms of iGaming and online sports betting, such as sweepstakes, offshore operators and gray market operators. We participate in the iGaming and online sports betting market through our MGM Digital segment and through our BetMGM North America Venture, both of which face significant competition from other industry participants as well as the broader gaming and entertainment industries. If our digital businesses are unable to sustain or grow interest in their offerings they may not be able to gain the scale necessary to successfully compete in the growing market and, as a result, we may not receive the anticipated benefits from our investments. Further, our digital businesses may be unable to respond quickly or adequately to changes in the industry brought on by new regulations, products or technologies, the availability of other technology platforms, such as prediction markets, and marketing channels, or the introduction of new features and functionality or new marketing or promotional efforts by competitors. Such competitors may also spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours. In addition, the expansion of iGaming, online sports betting, and other types of gaming may further compete with our land-based operations by reducing customer visitation and spend at our properties.

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

Our business is affected by economic and market conditions in the jurisdictions in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions, trade shows and business development. Adverse macroeconomic conditions, including inflation, economic contraction, economic uncertainty, geopolitical uncertainty, or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and acts of terrorism or other acts of violence. Consumer preferences also evolve over time due to a variety of factors, including demographic changes, which, for instance, have resulted in the growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and timely react to these trends, and any failure to do so may negatively impact our results of operations. In particular, Aria, Bellagio, MGM Grand Las Vegas, and The Cosmopolitan may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition, including increased inflationary pressures, affecting consumers, corporations, or the supply chain, generally is likely to cause a reduction in visitation to our properties, which would adversely affect our operating results. Likewise, increased trade tension between the United States and other countries, including as a result of the imposition of tariffs, could lead to a decrease in cross border-travel, result in us paying higher prices for imported goods at our properties and result in countries adopting protectionist legislation that could impair our international operations. In addition, adverse market conditions may impact the labor market and cause disruptions to the global supply chain. If we are unable to hire and retain sufficient employees to operate our properties or procure necessary supplies, our business, results of operations and reputation could be negatively impacted.

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

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits. We review our goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance. Significant negative trends, reduced estimates of future cash flows, changes in our business strategy, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges or write-downs may be required in future periods. For instance, in 2025, we recorded a non-cash impairment charge of the full amount of the Empire City reporting unit’s goodwill of $256 million. If we are required to record additional impairment charges or write-downs, this could have a material adverse impact on our consolidated results of operations.

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

Co-investing in properties or businesses, including our investments in BetMGM North America Venture and MGM Osaka, decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, in properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. Furthermore, the occurrence of risks that adversely affect the businesses of our joint ventures or other unconsolidated affiliates could reduce the value of our investments in such entities, impair their ability to make any potential future distributions to us or require that we make additional capital contributions to them. The shared nature of control over such ventures may limit our ability to directly manage these risks.

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

For example, we share control of BetMGM North America Venture with our venture partner, Entain plc (“Entain”), with all major operating, investing and financial activities requiring the consent of both members. Disagreements between us and Entain could arise in the future, which could disrupt the venture’s operations. Finally, we were awarded a concession to develop an integrated casino resort in Japan in a consortium with ORIX and other local investors, subject to our receipt of a casino license to operate the same. As a result, we could be subject to additional risks related to being unable to directly control development activities or the timing of development completion, which may impact our ability to complete the project on our anticipated timeline, or at all, or within the agreed upon specifications.

Any of our future construction, development or expansion projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects. Although our business model is primarily asset-light, we intend to continue to evaluate opportunities for future construction, development or expansion projects. Any of our future construction, development or expansion projects, such as our integrated resort under construction in Japan, will be subject to a number of risks, including:

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

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development, expansion or opening or otherwise affect the design and features of any future projects which we might undertake. In addition, the regulatory approvals, debt agreements or other contractual arrangements associated with our development projects may require us to open future casino properties by a certain specified time and to the extent we are unable to meet those deadlines, and any such deadlines are not extended, we may lose our regulatory approval to open a casino resort in a proposed jurisdiction, or incur payment penalties, fines or other expenses, in connection with any delays which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. As of December 31, 2025, approximately 37,000 of our U.S. employees are covered by collective bargaining agreements, some of which will expire in 2026. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on our operations, and adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases or other contractual obligations resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. To the extent that our non-union employees seek union representation or elect union representation, we would have exposure to risks associated with representation proceedings, labor negotiations and/or economic impacts of newly negotiated labor agreements. Furthermore, we may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For instance, Borgata’s most significant plan is the Legacy Plan of the UNITE HERE Retirement Fund, which has been listed in “critical status” and is subject to a rehabilitation plan. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. In addition, while Borgata has no current intention to withdraw from these plans, a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such additional costs may be significant.

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

The failure to maintain the integrity of our information and other systems or customer information could result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations. We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent (or conflict) between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, California has a comprehensive privacy law, known as the California Consumer Privacy Act of 2018 (“CCPA”), which provides some of the strongest privacy requirements in the United States. The CCPA was amended by the California Privacy Rights Act that went into effect in 2023. In addition to the numerous other states with privacy laws, new privacy requirements went into effect in 2025 in Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee. In January 2026, additional privacy requirements went into effect in Indiana, Kentucky, and Rhode Island. Outside the United States, the European Union has adopted a data protection regulation known as the General Data Protection Regulation that provides data subjects with significant privacy-related rights and imposes operational and compliance requirements on organizations with significant penalties for non-compliance. Other jurisdictions including Canada, Brazil, and China have also amended or adopted new privacy laws and/or requirements which often include similar requirements and obligations. There may be risks and uncertainties associated with these and other privacy laws and regulations including their interpretation and implementation, as well as the potential extraterritorial effect of certain privacy laws and regulations.

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

By way of example, in September 2023, we experienced a cybersecurity issue affecting certain of our systems, in which criminal actors may have accessed certain personal information of some of our customers (the “Cybersecurity Issue”). Among other things, this issue resulted in system shutdowns that created operational disruptions at our domestic properties, adversely affected revenues, and subjected us to litigation, investigations, and potential regulatory penalties or other remedies. For more information, see “Cybersecurity Issue” in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Cybersecurity litigation, claims, and investigations” in Part II, Item 8, Note 12 to the accompanying consolidated financial statements.

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

Furthermore, such extreme weather conditions may result in reduced availability or increased price volatility of certain critical supplies, may interrupt or impede access to our affected properties, and may cause visits to our affected properties to decrease for an indefinite period. Additionally, many states and municipalities have begun to adopt laws and policies on climate change and emission reduction targets. For example, in 2024, the SEC adopted expansive new reporting requirements, requiring registrants to detail the impact of their operations on the environment. While the SEC ended its defense of the reporting requirements, there can be no assurance that we will not be subject to this regulation, or other climate regulation promulgated by another federal agency, in the future. Similar federal, state, local, and international legislation and regulation based on concerns about climate change, such as California’s SB 253 and SB 261 climate related disclosure laws and Maryland’s Climate Solutions Now Act of 2022, could result in increased regulatory and other costs, which may include increased disclosures and/or capital expenditures on our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, results of operations, cash flows or business.

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

The Macau government can (i) terminate MGM Grand Paradise’s concession under certain circumstances without compensating MGM Grand Paradise, (ii) from the eighth year of MGM Grand Paradise’s concession, redeem the concession by providing MGM Grand Paradise at least one year’s prior notice and subject to the payment of reasonable and fair damages or indemnity to MGM Grand Paradise, or (iii) refuse to grant MGM Grand Paradise an extension of the concession prior to its expiry. The Macau government has the right to unilaterally terminate the concession for endangering the national security of China or Macau by MGM Grand Paradise, failure of MGM Grand Paradise to perform its obligations, for the public interest or lack of appropriate qualifications of MGM Grand Paradise under the gaming law. From the eighth year of MGM Grand Paradise’s concession, the Macau government may redeem the concession by providing MGM Grand Paradise with at least one year of advance notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to reasonable and fair damages or indemnity. Upon such termination, all the casino area premises and gaming-related equipment which have been temporarily transferred to MGM Grand Paradise by the Macau government for use in accordance with the concession contract and all of MGM Grand Paradise’s own casino area premises and gaming-related equipment, would be transferred automatically to the Macau government without compensation to MGM Grand Paradise and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the concession contract in a way that satisfies the requirements of the Macau government.

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

The Company’s information and data systems have been subject to cybersecurity incidents in the past, including the publicly disclosed September 2023 Cybersecurity Issue. We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, there is no guaranty that the Cybersecurity Issue and any further incidents will not have a material impact in the future. See “Cybersecurity litigation, claims, and investigations” in Part II, Item 8, Note 12 to the accompanying consolidated financial statements. Further, policies and procedures designed to manage cyber risks, including those described herein, may not be effective. To learn more about risks from cybersecurity threats, see “Item 1A. Risk Factors - The failure to maintain the integrity of our information and other systems or customer information could result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations.” Additional risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, or results of operations.

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

Management’s Involvement in Cybersecurity Risk Oversight

Our CISO works with our Chief Technology Officer (“CTO”) to enhance our cybersecurity program and leads our efforts to mitigate technology risks in partnership with business leaders. Our CISO conducts regular reviews of the control environment and identifies those risks within the Enterprise Risk Management process to assess, monitor and control current and future potential risks facing the Company. We are currently conducting a search for a new CISO and, pending its completion, our CTO will act as our CISO. Our CTO previously served as our CISO and holds various professional certifications, including Certified Information Security Manager certification from the Information Systems Audit and Control Association and Certified Information Systems Security Professional from the ISC2. The CISO holds a Bachelor of Science Degree in Computer Information Systems and a Master’s Degree in Organizational Security Management.

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

ITEM 2.    PROPERTIES

We have provided certain information below about our properties as of December 31, 2025.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage(1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip Resorts (11):
Aria(4)	5,497	145,000	1,250	127
Bellagio	3,933	154,000	1,281	154
The Cosmopolitan	3,032	112,000	1,104	102
MGM Grand Las Vegas (5)	6,488	144,000	1,234	105
Mandalay Bay (6)	4,750	153,000	921	57
Luxor	4,397	104,000	738	37
Excalibur	3,981	92,000	937	30
New York-New York	2,024	84,000	948	51
Park MGM (7)	2,898	66,000	755	60
Subtotal	37,000	1,054,000	9,168	723
Regional Operations (11):
MGM Grand Detroit (Detroit, Michigan) (8)	400	151,000	2,139	114
Beau Rivage (Biloxi, Mississippi)	1,727	90,000	1,223	79
Borgata (Atlantic City, New Jersey)	2,727	217,000	2,499	139
MGM National Harbor (Prince George’s County, Maryland) (9)	308	165,000	2,259	160
MGM Springfield (Springfield, Massachusetts)(10)	240	106,000	1,522	48
MGM Northfield Park (Northfield, Ohio)	—	78,000	1,604	—
Empire City (Yonkers, New York)	—	138,000	4,503	—
Subtotal	5,402	945,000	15,749	540
MGM China (12):
MGM Macau – (Macau S.A.R.)	595	251,000	1,044	345
MGM Cotai – (Macau S.A.R.)	1,418	264,000	1,001	405
Subtotal	2,013	515,000	2,045	750
Grand total	44,415	2,514,000	26,962	2,013

(1)Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage at our domestic properties and other non-gaming space within the casino area, such as lounges.
(2)Includes slot machines, video poker machines and, except for MGM National Harbor, all other electronic gaming devices in service.
(3)Includes table games in service; does not include poker at our domestic properties; includes dealer-assisted electronic gaming devices at MGM National Harbor.
(4)Includes 1,495 condominium-hotel units at Vdara, which are predominantly utilized as company-owned hotel rooms.
(5)Includes 1,728 rooms at The Signature at MGM Grand Las Vegas.
(6)Includes 1,117 rooms at W Las Vegas and 424 rooms at the Four Seasons Hotel.
(7)Includes 293 rooms at The Reserve at Park MGM.
(8)Our local investors have an ownership interest of approximately 3% of MGM Grand Detroit.
(9)Our local investors have a non-voting economic interest in MGM National Harbor.
(10)Our local investor has a non-voting economic interest in MGM Springfield.
(11)The real estate assets and land underlying our Las Vegas Strip and Regional Operations properties are subject to triple net leases.
(12)MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts with the government of Macau. Further, in connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which is now the legal owner of the reverted gaming assets. On January 1, 2023 and in connection with the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the gaming concession in return for annual payments.

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

There were approximately 2,347 record holders of our common stock as of February 9, 2026.

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

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1) (In thousands)
October 1, 2025 — October 31, 2025	1,139,400	$31.72	1,139,400	$2,086,167
November 1, 2025 — November 30, 2025	9,629,140	$32.27	9,629,140	$1,775,455
December 1, 2025 — December 31, 2025	4,738,900	$36.94	4,738,900	$1,600,390
(1) In accordance with applicable disclosure requirements, the “Average Price Paid per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and other expenses, such as excise taxes. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining in accordance with the terms of the applicable share repurchase plan, which excludes the cost of commissions and other expenses, such as excise taxes.

In November 2023, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan, and in April 2025, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plans, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares we repurchased during the quarter ended December 31, 2025 were purchased pursuant to our publicly announced stock repurchase plans and have been retired.

PERFORMANCE GRAPH

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Dow Jones US Total Return index, the S&P 500 index and the Dow Jones US Gambling index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2020 to December 31, 2025. The return shown on the graph is not necessarily indicative of future performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
MGM Resorts International
Dow Jones US Total Return
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/20	12/21	12/22	12/23	12/24	12/25

MGM Resorts International	100.00	142.47	106.47	141.87	110.02	115.86
Dow Jones US Total Return	100.00	126.50	101.96	129.00	160.54	188.41
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones US Gambling	100.00	87.18	65.00	84.71	84.53	81.82
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2025 compared to December 31, 2024. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2024 compared to December 31, 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025.

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

Our results are also affected by significant recent developments in our business, which principally consist of transactions we have executed in furtherance of our businesses strategy.

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

•On September 28, 2021, we announced that we and ORIX were selected by Osaka as the region’s integrated resort partner. In December 2021, we and ORIX formed a venture, MGM Osaka, through which we plan to develop the integrated resort. On April 27, 2022, we, together with Osaka prefecture/city, MGM Osaka, and ORIX, submitted an ADP to Japan’s central government. On April 14, 2023, we announced that the Japanese government officially certified the ADP, and, in September 2023, MGM Osaka signed an agreement with Osaka to implement the ADP. Preliminary construction began on the site of the future resort in 2024. During 2025, the construction of the project progressed as anticipated.

•On April 29, 2022, VICI acquired MGM Growth Properties LLC (“MGP”), our subsidiary that held the real estate assets of certain of our domestic properties, in a stock-for-stock transaction. We entered into an amended and restated master lease with VICI. See Note 11 for discussion of the lease.

•On May 17, 2022, we acquired the operations of The Cosmopolitan for cash consideration of $1.625 billion, plus working capital adjustments, for a total purchase price of approximately $1.7 billion. Additionally, we entered into a lease agreement for the real estate assets of The Cosmopolitan. See Note 11 for discussion of the lease.

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

•On September 7, 2022, we acquired LeoVegas through a tender offer at a cash price of SEK61 per share, for a total fair value of equity interests acquired of approximately $556 million, inclusive of cash settlement of equity awards.

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

•In the third quarter of 2025, the competitive and economic assumptions underpinning our return expectations on our investment in a commercial gaming facility changed, which led us to determine we would withdraw our application for a commercial gaming license for Empire City. As such, in the third quarter of 2025, we recorded an impairment of the full amount of the Empire City reporting unit’s goodwill of $256 million and charges for write-downs and impairments within “Property transactions, net” of $93 million, of which charges primarily consist of the impairment of $52 million relating to Empire City’s existing gaming license. We will instead continue to operate Empire City in its current format. Refer to Note 7 for further discussion.

•In October 2025, we entered into an agreement to sell the operations of MGM Northfield Park for $546 million in cash, subject to customary purchase price adjustments. Upon closing, the master lease between us and VICI will be amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent, subject to a 2% escalator on May 1, 2026. The transaction is expected to close in the first half of 2026, subject to the receipt of regulatory approvals and other customary closing conditions. Refer to Note 4 for further discussion of this transaction.

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

Visitation Statistics

The Las Vegas Strip segment results of operations are heavily impacted by visitor volume and trends. During the year ended December 31, 2025, Las Vegas visitor volume decreased 8% compared to 2024 according to information published by the Las Vegas Convention and Visitors Authority.

The MGM China segment results of operations also are heavily impacted by visitor volume and trends. During the year ended December 31, 2025, Macau visitor arrivals increased 15% compared to 2024 according to statistics published by the Statistics and Census Service of the Macau Government.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net revenues	$17,537,683	$17,240,545	$16,164,249
Operating income	1,001,780	1,490,456	1,891,497
Net income	520,872	1,064,608	1,314,924
Net income attributable to MGM Resorts International	205,862	746,558	1,142,180

Consolidated net revenues increased 2% in 2025 compared to 2024 due primarily to MGM China increasing 11%, MGM Digital increasing 19%, and Regional Operations increasing 1%, partially offset by our Las Vegas Strip Resorts decreasing 4%, each as compared to 2024 and as discussed below.

Consolidated operating income decreased 33% in 2025 compared to 2024. The decrease was due primarily to $279 million of goodwill impairment of which $256 million related to Empire City, $93 million of write-offs and impairments related to Empire City recorded within property transactions, net, an increase in gaming taxes incurred primarily at MGM China, and an increase in depreciation and amortization expense, partially offset by a $161 million increase in income from unconsolidated affiliates and the increase in net revenues, discussed above. Depreciation and amortization expense increased $186 million compared to the prior year period due primarily to recently completed capital projects.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Las Vegas Strip Resorts
Casino	$2,013,701	$1,960,146	$2,127,612
Rooms	2,880,685	3,159,497	3,027,668
Food and beverage	2,260,651	2,356,718	2,289,812
Entertainment, retail and other	1,286,466	1,339,752	1,354,054
	8,441,503	8,816,113	8,799,146
Regional Operations
Casino	2,772,734	2,737,778	2,712,205
Rooms	307,959	304,322	296,100
Food and beverage	461,549	456,129	440,002
Entertainment, retail and other	230,091	222,093	222,002
	3,772,333	3,720,322	3,670,309
MGM China
Casino	3,909,643	3,496,697	2,787,837
Rooms	188,757	217,798	177,158
Food and beverage	323,764	265,883	161,669
Entertainment, retail and other	39,579	42,006	26,945
	4,461,743	4,022,384	3,153,609
MGM Digital
Casino	654,190	552,012	432,146

Reportable segment net revenues	17,329,769	17,110,831	16,055,210
Corporate and other	207,914	129,714	109,039
	$17,537,683	$17,240,545	$16,164,249

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues decreased 4% for 2025 compared to 2024 due primarily to a decrease in rooms revenue and food and beverage revenue, partially offset by an increase in casino revenue, each discussed below.

Las Vegas Strip Resorts casino revenue increased 3% for 2025 compared to 2024 due primarily to an increase in tables games drop and win percentage and an increase in slot handle.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Table games drop	$6,127	$6,028	$6,215
Table games win	$1,541	$1,472	$1,636
Table games win %	25.2%	24.4%	26.3%
Slot handle	$24,565	$23,840	$23,920
Slot win	$2,306	$2,240	$2,224
Slot win %	9.4%	9.4%	9.3%

Las Vegas Strip Resorts rooms revenue decreased 9% in 2025 compared to 2024 due primarily to a decrease in RevPAR and the impact from the room remodel at MGM Grand Las Vegas.

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Year Ended December 31,
	2025	2024	2023
Occupancy	92%	94%	93%
Average daily rate (ADR)	$249	$260	$256
Revenue per available room (RevPAR)	$229	$245	$237

Las Vegas Strip Resorts food and beverage revenue decreased 4% in 2025 compared to 2024 due primarily to a decrease in restaurant covers.

Regional Operations

Regional Operations net revenues increased 1% in 2025 compared to 2024 due primarily to an increase in casino revenues, which increased due primarily to an increase in slot handle.

The following table shows key gaming statistics for our Regional Operations:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Table games drop	$4,001	$3,909	$3,886
Table games win	$818	$807	$814
Table games win %	20.4%	20.6%	21.0%
Slot handle	$27,161	$26,894	$26,850
Slot win	$2,736	$2,659	$2,586
Slot win %	10.1%	9.9%	9.6%

MGM China

MGM China net revenues increased 11% in 2025 compared to 2024 due primarily to an increase in casino revenues, which increased due primarily to an increase in main floor table games drop.

The following table shows key gaming statistics for MGM China:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Main floor table games drop	$15,836	$14,681	$12,115
Main floor table games win	$4,041	$3,666	$2,736
Main floor table games win %	25.5%	25.0%	22.6%

MGM Digital

MGM Digital net revenues increased 19% in 2025 compared to 2024 due primarily to organic growth and brand expansion.

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Las Vegas Strip Resorts	$2,857,873	$3,106,543	$3,190,486
Regional Operations	1,163,227	1,143,556	1,133,196
MGM China	1,203,194	1,087,126	866,889
MGM Digital	(90,307)	(77,227)	(32,424)
Corporate and other(1)	(2,708,364)	(2,849,157)	(2,822,620)
Consolidated Adjusted EBITDA	$2,425,623	$2,410,841	$2,335,527
(1) Includes triple net lease rent expense of $2.3 billion in each of 2025, 2024, and 2023. See Note 11 for discussion of our leases.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 8% compared to 2024. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin decreased to 33.9% in 2025 compared to 35.2% in 2024 due primarily to the decrease in revenues, discussed above.

Regional Operations

Regional Operations Segment Adjusted EBITDAR increased 2% compared to 2024. Regional Operations Segment Adjusted EBITDAR margin increased to 30.8% in 2025 compared to 30.7% in 2024 due primarily to an increase in casino revenues, discussed above.

MGM China

MGM China Segment Adjusted EBITDAR increased 11% in 2025 compared to 2024. MGM China’s Segment Adjusted EBITDAR margin was 27.0% in 2025, flat compared to the prior year due primarily to an increase in casino revenue, discussed above, partially offset by lower margins in non-gaming outlets.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $90 million in 2025 compared to a loss of $77 million in 2024. The change was due primarily to an increase in costs, primarily payroll related, marketing, and gaming taxes, which were partially offset with an increase in net revenues, discussed above.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$—	$—	$(398,787)
Other property transactions, net	126,036	81,316	28,274
	$126,036	$81,316	$(370,513)

See Note 16 to the accompanying consolidated financial statements for discussion of property transactions, net.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
BetMGM North America Venture	$59,634	$(110,079)	$(90,894)
Other	10,348	19,426	28,790
	$69,982	$(90,653)	$(62,104)

Non-operating Results

Interest expense

The following table summarizes information related to interest expense, net:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total interest incurred	$421,143	$445,660	$463,175
Interest capitalized	(2,101)	(2,430)	(2,882)
	$419,042	$443,230	$460,293

Gross interest expense was $421 million in 2025 compared to $446 million in 2024. The decrease from 2024 is due primarily to a decrease in weighted average outstanding debt. See Note 9 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was expense of $303 million in 2025 and income of $71 million in 2024. Other expense, net in 2025 was primarily comprised of foreign currency transaction loss of $288 million primarily related to USD denominated debt held by a foreign subsidiary, a net loss related to derivatives of $35 million, and a loss related to debt and equity investments of $23 million, partially offset by interest and dividend income of $49 million. Other income, net in 2024 was primarily comprised of foreign currency transaction gain of $129 million, interest and dividend income of $81 million, and a net loss related to derivatives of $116 million.

Income taxes

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income before income taxes	$280,779	$1,117,065	$1,472,763
Benefit (provision) for income taxes	240,093	(52,457)	(157,839)
Effective income tax rate	(85.5)%	4.7%	10.7%
Income taxes paid (refunds received), net	$(34,619)	$266,996	$344,397

Our effective tax rate for 2025 was favorably impacted primarily by a decrease in the valuation allowance on foreign tax credit carryforwards and the mix of U.S. and foreign earnings, including Macau gaming profits which are exempt from complementary tax. These favorable impacts were partially offset by nontaxable and nondeductible items. Our effective rate for 2024 was favorably impacted primarily by an increase in Macau gaming profits which are exempt from complementary tax and a decrease in the valuation allowance for Macau deferred tax assets.

In 2025, the Company received net cash refunds for income taxes compared to net cash paid for income taxes in 2024, primarily reflecting refunds associated with the completion of the IRS examination of our 2015-2019 federal income tax returns.

Certain jurisdictions in which we operate have enacted legislation influenced by the OECD Pillar Two framework, including a minimum tax rate of 15%. The enacted tax laws with respect to Pillar Two have not materially impacted our current year financial results and are not expected to materially impact future financial results. We are unable to predict when and how Pillar Two will be enacted into law or modified to align with OECD guidance in the jurisdictions in which we operate. It is possible that Pillar Two legislative changes could have a material impact on future financial results. We will continue to monitor worldwide regulatory developments as additional guidance is released.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act was signed into law in the United States, which has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Provisions effective in 2025 provide for immediate expensing of domestic research and development costs and restores 100% bonus depreciation. While these provisions favorably impacted current tax expense, the legislation did not have a material impact on our effective tax rate. We will continue to evaluate OBBB’s provisions that take effect in future years.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income attributable to MGM Resorts International	$205,862	$746,558	$1,142,180
Plus: Net income attributable to noncontrolling interests	315,010	318,050	172,744
Net income	520,872	1,064,608	1,314,924
Provision (benefit) for income taxes	(240,093)	52,457	157,839
Income before income taxes	280,779	1,117,065	1,472,763
Non-operating (income) expense
Interest expense, net of amounts capitalized	419,042	443,230	460,293
Non-operating items from unconsolidated affiliates	(1,135)	734	1,032
Other, net	303,094	(70,573)	(42,591)
	721,001	373,391	418,734
Operating income	1,001,780	1,490,456	1,891,497
Preopening and start-up expenses	1,086	7,972	415
Property transactions, net	126,036	81,316	(370,513)
Goodwill impairment	278,927	—	—
Depreciation and amortization	1,017,794	831,097	814,128
Consolidated Adjusted EBITDA	$2,425,623	$2,410,841	$2,335,527

Guarantor Financial Information

As of December 31, 2025, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facilities. Our registered principal debt arrangements are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our senior credit facilities or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing registered principal debt arrangements. The indentures governing the registered principal debt arrangements further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

The guarantees provided by the subsidiary guarantors rank senior in right of payment to any future subordinated debt of ours or such subsidiary guarantors, junior to any secured indebtedness to the extent of the value of the assets securing such debt, and effectively subordinated to any indebtedness and other obligations of our subsidiaries that do not guarantee the senior notes. In addition, the obligations of each subsidiary guarantor under its guarantee are limited so as not to constitute a fraudulent conveyance under applicable law, which may eliminate the subsidiary guarantor’s obligations or reduce such obligations to an amount that effectively makes the subsidiary guarantee lack value.

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

December 31, 2025
Balance Sheet	(In thousands)
Current assets	$3,086,445
Intercompany debt due from non-guarantor subsidiaries	3,000,104
Other long-term assets	27,668,633
Other current liabilities	2,201,703
Intercompany debt due to non-guarantor subsidiaries	2,198,874
Other long-term liabilities	28,641,498

Year Ended December 31, 2025
Income Statement	(In thousands)
Net revenues	$10,580,153
Operating income	78,539
Intercompany interest income	288,114
Intercompany interest expense	(245,273)
Income before income taxes	52,466
Net income	289,238
Net income attributable to MGM Resorts International	246,397

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$2,529,378	$2,362,495	$2,690,777
Net cash used in investing activities	(1,140,789)	(1,283,163)	(714,175)
Net cash used in financing activities	(1,731,094)	(1,564,281)	(5,004,631)

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $2.5 billion in 2025 compared to $2.4 billion in 2024. The increase from the prior year was due primarily to the change in cash paid (refunded) for income taxes, an increase in Segment Adjusted EBITDAR at MGM China, and changes in net working capital, partially offset by a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts discussed within the Results of Operations section above.

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

Cash used in investing activities was $1.1 billion in 2025 compared to $1.3 billion in 2024. In 2025, we made payments of $1.1 billion in capital expenditures, as further discussed below, contributed $238 million to unconsolidated affiliates, and received $207 million in distributions from unconsolidated affiliates, which included $135 million from BetMGM North America Venture. In comparison, in 2024, we made payments of $1.2 billion in capital expenditures, as further discussed below, contributed $182 million to unconsolidated affiliates, paid $114 million related to acquisitions, net of cash acquired, and received $223 million related to net short-term investments in debt securities.

Capital Expenditures

In 2025, we made capital expenditures of $1.1 billion, of which $195 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels, casino floor remodels and equipment, and information technology.

In 2024, we made capital expenditures of $1.2 billion, of which $149 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to information technology and room and venue remodels.

Financing activities. Cash used in financing activities was $1.7 billion in 2025 compared to $1.6 billion in 2024. In 2025, we had net repayments of debt of $140 million, as further discussed below, paid $1.2 billion for repurchases of our common stock, and distributed $169 million to noncontrolling interest owners. In comparison, in the prior year period, we had net borrowings of debt of $29 million, as further discussed below, paid $1.4 billion for repurchases of our common stock, and distributed $189 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

In 2025, we had net repayments of debt of $140 million, which primarily consisted of:
•the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025 upon maturity,
•the net borrowings of $7 million on MGM China’s revolving credit facility, and
•the borrowings of $354 million on the senior secured yen credit facility.

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

Share Repurchases and Distributions to Noncontrolling Interest Owners

In 2025, we paid $1.2 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 13 for further information on the stock repurchases. In connection with those repurchases, the November 2023 $2.0 billion stock repurchase plan was completed. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.6 billion as of December 31, 2025.

In 2024, we paid $1.4 billion relating to repurchases of our common stock pursuant to our stock repurchase plans. In connection with those repurchases, the February 2023 $2.0 billion stock repurchase plan was completed.

In May 2025, upon shareholder approval, MGM China declared a final dividend for 2024 of $122 million, which was paid in June 2025, of which we received approximately $68 million and noncontrolling interests received approximately $54 million.

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

As of December 31, 2025, we had cash and cash equivalents of $2.1 billion, of which MGM China held $565 million, and we had $6.3 billion in principal amount of indebtedness, including $2.5 billion related to MGM China. As of December 31, 2025, no amounts were drawn on our revolving credit facility, and there was $488 million outstanding under MGM China’s revolving credit facility.

In October 2025, BetMGM North America Venture announced its expectations to distribute cash to its shareholders based upon its excess cash balances and minimum unrestricted cash thresholds going forward, of which we would expect to receive our 50% share.

Our expected cash interest payments, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of December 31, 2025, for 2026, 2027, and 2028 are approximately $210 million, $170 million, and $155 million, respectively, excluding MGM China, and approximately $350 million, $275 million, and $240 million, respectively, on a consolidated basis, which includes MGM China.

We are also required as of December 31, 2025 to make annual contractual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. See Note 11 for discussion of our leases and lease obligations and Note 4 for discussion of the pending MGM Northfield Park transaction.

We have planned capital expenditures in 2026 of approximately $950 million to $1.05 billion on a consolidated basis, of which approximately $190 million to $240 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects. Refer to Note 12 for discussion of MGM Grand Paradise’s commitment to investment in gaming and non-gaming projects and the development of international tourist markets as well as other contractual obligations pursuant to its gaming concession.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence, which may require cash commitments in the future. Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of JPY428 billion, which represents our approximate 43.5% equity share (our estimated ownership percentage of MGM Osaka subsequent to subscribed minority equity interest funding). We expect to fund the estimated remaining amount of approximately JPY356.9 billion (approximately $2.3 billion as of December 31, 2025) on a quarterly basis through 2028, of which a portion we expect to fund in 2026 with the proceeds from the senior secured yen credit facility. Project costs may increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 12 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

We also expect to continue to repurchase shares pursuant to our share repurchase plans. Subsequent to December 31, 2025, we repurchased approximately 2 million shares of our common stock for an aggregate amount of $89 million, excluding excise tax. Repurchased shares were retired.

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

The following table shows key statistics related to our casino receivables:

	December 31,
	2025	2024
	(In thousands)
Casino receivables	$718,117	$603,307
Loss reserve for casino accounts receivable	129,289	121,282
Loss reserve as a percentage of casino accounts receivable	18%	20%

Because individual customer account balances can be significant, the loss reserve and credit losses can change significantly between periods, as information about a certain customer becomes known or as changes in economic conditions occur. At December 31, 2025, a 100 basis point change in the loss reserve as a percentage of casino receivables would change income before income taxes by $7 million.

Fixed Asset Capitalization

Property and equipment are stated at cost. A significant amount of our property and equipment was acquired through business combinations and was therefore recognized at fair value at the acquisition date. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are expensed as incurred. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries.

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

We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment tests in the fourth quarter of each fiscal year. For our 2025 annual impairment tests, we either utilized the option to perform a qualitative (“step zero”) analysis and concluded it was more likely than not that fair value exceeded carrying value or we elected to perform a quantitative analysis and fair value exceeded carrying value by a substantial margin.

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

Additionally, in the fourth quarter of 2025, we performed a quantitative analysis for two reporting units within the MGM Digital segment. One reporting unit had fair value that exceeded carrying value by 7% and for which the goodwill allocated is $341 million and another reporting unit, Push Gaming, had a $23 million goodwill impairment charge and for which the remaining goodwill allocated is $113 million.

Management makes significant judgments and estimates as part of these analyses. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If future operating results do not meet current expectations due to significant negative trends, changes in our business strategy, disruptions to our business, slower growth rates, or lack of growth, it may cause carrying values to exceed their fair values in future periods, potentially resulting in an impairment charge. In addition, the determination of multiples, capitalization rates, and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions or events outside of our control.

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
As of December 31, 2025, variable rate borrowings represented approximately 13% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$1,150	$1,425	$750	$850	$—	$1,250	$5,425	$5,492
Average interest rate	5.4%	5.1%	4.8%	6.1%	N/A	6.8%	5.7%
Variable rate	$—	$—	$—	$—	$835	$—	$835	$835
Average interest rate	N/A	N/A	N/A	N/A	4.9%	N/A	4.9%

Foreign currency risk. Our worldwide operations are conducted in multiple foreign currencies, but we report our financial results in U.S. dollars. We manage the foreign currency risk through normal operating activities and, when deemed appropriate, through the use of derivative instruments or foreign currency denominated debt. We do not enter into derivative instruments for trading or speculative purposes.

MGM China holds U.S. dollar denominated debt, which may cause foreign currency transaction losses. The Macau pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar, however, the current peg rates may not remain at the same level and possible changes to the peg rates may result in severe fluctuations in the exchange rate thereof. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, China, Macau or Hong Kong could cause variability in these exchange rates. As of December 31, 2025, a 1% adverse change in the exchange rate would result in a foreign currency transaction loss of $20 million.

We have intercompany debt that is denominated in currencies other than the subsidiaries’ functional currency, which may cause foreign currency transaction losses that do not eliminate in consolidation. As of December 31, 2025, a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of $220 million.

We have commitments to fund MGM Osaka, which are denominated in Japanese yen, of JPY356.9 billion (approximately $2.3 billion) as of December 31, 2025. As of December 31, 2025, a 10% adverse change in the exchange rate would result in a $228 million increase in the funding commitment. To manage this exchange rate risk, we hold forward currency exchange contracts with a notional amount of JPY154.3 billion and a senior secured yen credit facility, which consists of a JPY54.2 billion term loan A facility with an option to increase the amount of the facility to JPY67.8 billion, each as of December 31, 2025.

The forward contracts and senior secured yen credit facility are denominated in Japanese yen, which may cause foreign currency transaction losses. As of December 31, 2025, a 10% adverse change in the exchange rate would result in a foreign currency transaction loss of approximately $109 million and $35 million for the forward contracts and the senior secured yen credit facility, respectively.

Equity price risk. We have investments in equity securities of publicly traded companies that are subject to equity price volatility. As of December 31, 2025, a 10% adverse change in the quoted market prices would result in an impact to earnings of $35 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MGM Resorts International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill – A Reporting Unit in the MGM Digital Segment — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecast”), as well as the selection of discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance for one of the reporting units in the MGM Digital segment was $341 million as of December 31, 2025. The fair value of this reporting unit exceeded its carrying value by a 7% margin as of the measurement date and, therefore, no impairment was recognized.

The Company’s fair value determination for the reporting unit required management to make significant estimates and assumptions for the discount rate and the forecast. Therefore, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast and selection of the discount rate used by management to estimate the fair value of this reporting unit in the MGM Digital segment included the following, among others:

•We tested the effectiveness of controls over determining the fair value of the reporting unit, including those over management’s forecast and the selection of the discount rate.

•We evaluated management’s ability to accurately forecast revenues and expenses by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in the forecast by:

–Comparing the forecast to information included in the Company’s communications, industry reports, and analyst reports for the Company and certain of its peer companies;

–Comparing the forecast to historical financial results;

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
February 11, 2026

We have served as the Company’s auditor since 2002.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$2,062,994	$2,415,532
Accounts receivable, net	1,122,940	1,071,412
Inventories	124,535	140,559
Income tax receivable	220,154	257,514
Prepaid expenses and other	486,419	478,582
Assets held for sale	315,382	—
Total current assets	4,332,424	4,363,599
Property and equipment, net	6,305,614	6,196,159
Investments in and advances to unconsolidated affiliates	536,066	380,626
Goodwill	4,901,960	5,145,004
Other intangible assets, net	1,356,676	1,715,381
Operating lease right-of-use assets, net	23,002,707	23,532,287
Deferred income taxes	89,792	39,591
Other long-term assets, net	848,547	858,980
	$41,373,786	$42,231,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts and construction payable	$421,502	$412,662
Accrued interest on long-term debt	71,845	69,916
Other accrued liabilities	2,993,179	2,869,105
Liabilities related to assets held for sale	25,581	—
Total current liabilities	3,512,107	3,351,683
Deferred income taxes	2,617,067	2,811,663
Long-term debt, net	6,230,141	6,362,098
Operating lease liabilities	24,962,742	25,076,139
Other long-term obligations	775,411	910,088
Total liabilities	38,097,468	38,511,671
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	21,777	34,805
Stockholders’ equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 258,323,143 and 294,374,189 shares	2,583	2,944
Capital in excess of par value	—	—
Retained earnings	2,106,836	3,081,753
Accumulated other comprehensive income (loss)	320,498	(61,216)
Total MGM Resorts International stockholders’ equity	2,429,917	3,023,481
Noncontrolling interests	824,624	661,670
Total stockholders’ equity	3,254,541	3,685,151
	$41,373,786	$42,231,627

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Casino	$9,450,887	$8,785,649	$8,087,917
Rooms	3,377,400	3,681,617	3,500,926
Food and beverage	3,045,965	3,078,731	2,891,483
Entertainment, retail and other	1,663,431	1,694,548	1,683,923
	17,537,683	17,240,545	16,164,249
Expenses
Casino	5,340,097	4,958,020	4,316,547
Rooms	1,101,061	1,119,108	1,017,650
Food and beverage	2,262,434	2,253,031	2,153,795
Entertainment, retail and other	1,043,960	1,063,382	1,065,570
General and administrative	4,877,538	4,825,313	4,700,657
Corporate expense	556,952	520,197	512,399
Preopening and start-up expenses	1,086	7,972	415
Property transactions, net	126,036	81,316	(370,513)
Goodwill impairment	278,927	—	—
Depreciation and amortization	1,017,794	831,097	814,128
	16,605,885	15,659,436	14,210,648
Income (loss) from unconsolidated affiliates	69,982	(90,653)	(62,104)
Operating income	1,001,780	1,490,456	1,891,497
Non-operating income (expense)
Interest expense, net of amounts capitalized	(419,042)	(443,230)	(460,293)
Non-operating items from unconsolidated affiliates	1,135	(734)	(1,032)
Other, net	(303,094)	70,573	42,591
	(721,001)	(373,391)	(418,734)
Income before income taxes	280,779	1,117,065	1,472,763
Benefit (provision) for income taxes	240,093	(52,457)	(157,839)
Net income	520,872	1,064,608	1,314,924
Less: Net income attributable to noncontrolling interests	(315,010)	(318,050)	(172,744)
Net income attributable to MGM Resorts International	$205,862	$746,558	$1,142,180

Earnings per share
Basic	$0.77	$2.42	$3.22
Diluted	$0.76	$2.40	$3.19
Weighted average common shares outstanding
Basic	275,046	307,408	354,926
Diluted	277,275	310,232	358,627

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$520,872	$1,064,608	$1,314,924
Other comprehensive income, net of tax:
Foreign currency translation	380,857	(201,594)	109,278
Other	—	—	936
Other comprehensive income (loss)	380,857	(201,594)	110,214
Comprehensive income	901,729	863,014	1,425,138
Less: Comprehensive income attributable to noncontrolling interests	(314,153)	(321,568)	(172,562)
Comprehensive income attributable to MGM Resorts International	$587,576	$541,446	$1,252,576

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$520,872	$1,064,608	$1,314,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017,794	831,097	814,128
Amortization of debt discounts and issuance costs	26,679	27,227	27,844
Loss on extinguishment of debt	—	7,087	—
Provision for credit losses	61,127	61,089	48,984
Stock-based compensation	90,471	80,224	73,607
Property transactions, net	126,036	81,316	(370,513)
Goodwill impairment	278,927	—	—
Foreign currency transaction loss (gain)	288,002	(128,588)	106,428
Noncash lease expense	509,098	515,403	516,120
Other investment losses	22,421	32,237	1,112
Loss (income) from unconsolidated affiliates	(71,117)	91,387	63,136
Distributions from unconsolidated affiliates	17,153	21,929	20,121
Deferred income taxes	(245,564)	(85,116)	(117,278)
Change in operating assets and liabilities:
Accounts receivable	(90,115)	(157,662)	(132,288)
Inventories	15,679	1,275	(15,524)
Income taxes receivable and payable, net	47,645	(132,842)	(58,493)
Prepaid expenses and other	4,453	35,062	(50,875)
Accounts payable and accrued liabilities	(82,374)	(107,395)	410,131
Other	(7,809)	124,157	39,213
Net cash provided by operating activities	2,529,378	2,362,495	2,690,777
Cash flows from investing activities
Capital expenditures	(1,068,927)	(1,150,589)	(931,813)
Dispositions of property and equipment	7,113	13,179	5,431
Proceeds from sale of operating resorts	—	—	460,392
Proceeds from repayment of principal on note receivable	—	—	152,518
Acquisitions, net of cash acquired	—	(113,882)	(122,058)
Investments in unconsolidated affiliates	(237,759)	(182,078)	(161,040)
Distributions from unconsolidated affiliates	207,272	2,324	8,342
Investments and other	(48,488)	147,883	(125,947)
Net cash used in investing activities	(1,140,789)	(1,283,163)	(714,175)
Cash flows from financing activities
Net borrowings (repayments) of debt – maturities of 90 days or less	6,607	104,416	(1,097,306)
Issuance of long-term debt	353,778	2,100,000	—
Repayment of long-term debt	(500,000)	(2,175,000)	(1,285,600)
Debt issuance costs	(40,839)	(38,318)	(21,535)
Distributions to noncontrolling interest owners	(169,235)	(188,567)	(177,093)
Repurchases of common stock	(1,228,272)	(1,357,890)	(2,291,917)
Other	(153,133)	(8,922)	(131,180)
Net cash used in financing activities	(1,731,094)	(1,564,281)	(5,004,631)
Effect of exchange rate on cash, cash equivalents, and restricted cash	4,410	(26,883)	(19,401)
Change in cash and cash equivalents classified as assets held for sale	(14,605)	—	25,938
Cash, cash equivalents, and restricted cash
Net change for the period	(352,700)	(511,832)	(3,021,492)
Balance, beginning of period	2,503,064	3,014,896	6,036,388
Balance, end of period	$2,150,364	$2,503,064	$3,014,896
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$389,128	$406,260	$452,160
Non-cash investing and financing activities
MGM Grand Paradise gaming concession intangible asset	$—	$—	$226,083
MGM Grand Paradise gaming concession payment obligation	—	—	226,083
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2025, 2024 and 2023
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Par Value
Balances, January 1, 2023	379,088	$3,791	$—	$4,794,239	$33,499	$4,831,529	$378,594	$5,210,123
Net income	—	—	—	1,142,180	—	1,142,180	172,131	1,314,311
Currency translation adjustment	—	—	—	—	109,461	109,461	(183)	109,278
Stock-based compensation	—	—	70,775	—	—	70,775	2,676	73,451
Issuance of common stock pursuant to stock-based compensation awards	1,787	18	(22,529)	(9,318)	—	(31,829)	—	(31,829)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(29,566)	(29,566)
Issuance of restricted stock units	—	—	1,701	—	—	1,701	—	1,701
Repurchases of common stock	(54,325)	(543)	(50,332)	(2,263,093)	—	(2,313,968)	—	(2,313,968)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	2,129	—	—	2,129	—	2,129
Other	—	—	(1,744)	—	936	(808)	(677)	(1,485)
Balances, December 31, 2023	326,550	3,266	—	3,664,008	143,896	3,811,170	522,975	4,334,145
Net income	—	—	—	746,558	—	746,558	317,392	1,063,950
Currency translation adjustment	—	—	—	—	(205,112)	(205,112)	3,518	(201,594)
Stock-based compensation	—	—	76,785	—	—	76,785	2,923	79,708
Issuance of common stock pursuant to stock-based compensation awards	1,282	12	(21,631)	—	—	(21,619)	—	(21,619)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(187,062)	(187,062)
Repurchases of common stock	(33,458)	(334)	(42,062)	(1,328,492)	—	(1,370,888)	—	(1,370,888)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(2,585)	(321)	—	(2,906)	—	(2,906)
Other	—	—	(10,507)	—	—	(10,507)	1,924	(8,583)
Balances, December 31, 2024	294,374	2,944	—	3,081,753	(61,216)	3,023,481	661,670	3,685,151
Net income	—	—	—	205,862	—	205,862	320,081	525,943
Currency translation adjustment	—	—	—	—	381,714	381,714	(857)	380,857
Stock-based compensation	—	—	86,438	—	—	86,438	3,034	89,472
Issuance of common stock pursuant to stock-based compensation awards	1,423	14	(21,021)	—	—	(21,007)	—	(21,007)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(163,056)	(163,056)
Repurchases of common stock	(37,474)	(375)	(45,753)	(1,180,819)	—	(1,226,947)	—	(1,226,947)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	5,188	40	—	5,228	—	5,228
Other	—	—	(24,852)	—	—	(24,852)	3,752	(21,100)
Balances, December 31, 2025	258,323	$2,583	$—	$2,106,836	$320,498	$2,429,917	$824,624	$3,254,541

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

As of December 31, 2025, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including The Reserve at Park MGM), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements, as further discussed in Note 11.

As of December 31, 2025, the Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company has a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. The Company also has a 50% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan.

Reportable segments. The Company has four reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital. See Note 17 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a variable interest entity (“VIE”). The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. Bellagio REIT Venture (as defined in Note 11) and MGM Osaka are VIEs in which the Company is not the primary beneficiary because it does not have power on its own to direct the activities that could potentially be significant to the ventures and, accordingly, does not consolidate the ventures. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
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
•Level 1, Level 2, and Level 3 inputs when assessing the fair value of assets acquired and liabilities assumed in acquisitions. See Note 4; and
•Level 3 inputs when measuring the fair value of reporting units. See Note 7.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments for which the Company has elected the fair value option of ASC 825, and equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $355 million and $388 million as of December 31, 2025 and 2024, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses on equity investments are recorded in “Other, net” in the statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net loss on its equity investments of $33 million, $47 million, and $26 million, respectively.

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

As of December 31, 2025, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of December 31, 2025, the fair value of derivatives classified as liabilities were $88 million, with $69 million in current liabilities and $19 million in long-term liabilities. As of December 31, 2024, the fair value of derivatives classified as liabilities were $96 million, with $57 million in current liabilities and $39 million in long-term liabilities.

For the years ended December 31, 2025 and 2024, the Company recorded a net loss on its derivatives of $35 million and $116 million, respectively.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	December 31,
		2025	2024
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$158,564	$52,794
Cash and cash equivalents		158,564	52,794
Short-term investments:
U.S. government securities	Level 1	62,267	19,075
Corporate bonds	Level 2	135,211	171,117
Asset backed securities	Level 2	12,681	9,960
Short-term investments		210,159	200,152
Total debt investments		$368,723	$252,946

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with effective maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of December 31, 2025 and 2024, securing the bank guarantees discussed in Note 12 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of December 31, 2025 and 2024.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino receivables. The Company issues credit following assessments of creditworthiness. At December 31, 2025 and 2024, approximately 57% and 50%, respectively, of the Company’s gross accounts receivable related to casino receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated loss reserve is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The loss reserve is estimated based on both a specific review of customer accounts as well as historical collection experience and current and expected future economic and business conditions. Management believes that as of December 31, 2025, no significant concentrations of credit risk existed for which a loss reserve had not already been recorded.

Inventories. Inventories consist primarily of food and beverage and retail merchandise, and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method.

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

In connection with the expiration of the MGM Grand Paradise gaming subconcession on December 31, 2022, the casino areas of MGM Cotai and MGM Macau reverted, free of charge and without any encumbrances, to the Macau government, which is now the legal owner of the reverted gaming assets. On January 1, 2023 and in connection with the commencement of the gaming concession, the gaming assets were temporarily transferred to MGM Grand Paradise for the duration of the gaming concession in return for annual payments as further discussed in Note 12. As the Company will continue to operate the gaming assets in the same manner as under the gaming subconcession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of assets for the economic life of the assets, the Company will continue to recognize the reverted gaming assets within “Property and equipment” and depreciate the assets over their remaining estimated useful lives.

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

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Indefinite-lived intangibles consist of trademarks and certain of our gaming licenses. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No material impairments were indicated or recorded as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2025, 2024, and 2023. During the third quarter of 2025, the Company performed an interim impairment test of goodwill related to the Empire City reporting unit. See Note 7 for further discussion.

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

Under the quantitative analysis, goodwill for relevant reporting units is tested for impairment using an income approach in which a discounted cash flow analysis is utilized based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized equal to the difference. Under the quantitative analysis, license rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

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

Accounts payable. As of December 31, 2025 and 2024, the Company had accrued $83 million and $109 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

Revenue recognition. The Company’s revenue from contracts with customers consists of casino wager transactions, hotel room sales, food and beverage transactions, entertainment shows, and retail transactions.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2025	2024	2025	2024	2025	2024
	(In thousands)
Balance at January 1	$215,710	$211,606	$215,005	$201,973	$825,236	$766,226
Balance at December 31	204,020	215,710	216,579	215,005	860,126	825,236
Increase / (decrease)	$(11,690)	$4,104	$1,574	$13,032	$34,890	$59,010

The December 31, 2025 balances exclude liabilities related to assets held for sale. See Note 4.

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

The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. Lease revenues from third-party tenants include $72 million, $82 million and $78 million recorded within food and beverage revenue for 2025, 2024 and 2023, respectively, and $120 million, $117 million and $114 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

Advertising. The Company expenses advertising costs as incurred. Advertising expense that primarily relates to media placement costs and which is generally included in general and administrative expenses, was $398 million, $384 million and $299 million for 2025, 2024 and 2023, respectively.

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

In 2023, the Company purchased $138 million of interests from its redeemable noncontrolling interest parties.

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

	Year Ended December 31,
	2025	2024	2023
Numerator:	(In thousands)
Net income attributable to MGM Resorts International	$205,862	$746,558	$1,142,180
Adjustment related to redeemable noncontrolling interests	5,228	(2,906)	2,128
Net income available to common stockholders - basic and diluted	$211,090	$743,652	$1,144,308
Denominator:
Weighted-average common shares outstanding - basic	275,046	307,408	354,926
Potential dilution from stock-based awards	2,229	2,824	3,701
Weighted-average common and common equivalent shares - diluted	277,275	310,232	358,627

Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency transaction gain or loss from remeasurements are recorded to other non-operating income (expense) as “Other, net” in the consolidated statements of operations. In 2025, 2024, and 2023, the Company recorded foreign currency transaction loss of $288 million, foreign currency transaction gain of $129 million, and foreign currency transaction loss of $106 million, respectively.

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

Recently adopted accounting standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures,” which requires public companies, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Refer to Note 10 for income tax disclosures.

Recently issued accounting standards. In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which primarily requires disaggregation of specific expense categories in disclosures within the footnotes on an annual and interim basis. ASU 2024-03 is effective for the Company’s annual period ending December 31, 2027 and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact of adoption.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Casino	$718,117	$603,307
Hotel	339,556	335,128
Other	204,480	268,127
	1,262,153	1,206,562
Less: Loss reserves	(139,213)	(135,150)
	$1,122,940	$1,071,412
Loss reserves consisted of the following:

	Balance at Beginning of Period	Expected Credit Losses	Write-offs, Net of Recoveries	Balance at End of Period
Loss reserves:	(In thousands)
Year Ended December 31, 2025	$135,150	$61,127	$(57,064)	$139,213
Year Ended December 31, 2024	130,476	61,089	(56,415)	135,150
Year Ended December 31, 2023	$113,266	$48,984	$(31,774)	$130,476

NOTE 4 — ACQUISITIONS AND DIVESTITURES

MGM Northfield Park sale. In October 2025, the Company entered into an agreement to sell the operations of MGM Northfield Park to private equity funds managed by Clairvest Group Inc. for $546 million in cash, subject to customary purchase price adjustments. Upon closing, the master lease between the Company and VICI Properties, Inc. (“VICI”) will be amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent, subject to a 2% escalator on May 1, 2026. The transaction is expected to close in the first half of 2026, subject to the receipt of regulatory approvals and other customary closing conditions.

The operations of MGM Northfield Park are not classified as discontinued operations because the Company concluded that the sale is not a strategic shift that has a major effect on the Company’s operations or its financial results and it does not represent a major geographic segment or product line.

The major classes of assets and liabilities classified as held for sale as of December 31, 2025 are as follows:

(In thousands)
Cash and cash equivalents	$31,802
Accounts receivable, net	6,224
Inventories	302
Prepaid expenses and other	1,831
Property and equipment, net	28,980
Goodwill	17,915
Other intangible assets, net	228,000
Other long-term assets, net	328
Assets held for sale	$315,382
Accounts payable	$6,833
Other accrued liabilities	18,497
Other long-term obligations	251
Liabilities related to assets held for sale	$25,581

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

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Land	$484,067	$484,338
Building, building improvements, and land improvements	5,657,823	5,150,315
Furniture, fixtures, and equipment	5,660,313	5,300,400
Construction in progress	379,559	600,945
	12,181,762	11,535,998
Less: Accumulated depreciation	(6,113,009)	(5,644,484)
Finance lease ROU assets, net	236,861	304,645
	$6,305,614	$6,196,159

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $536 million and $381 million as of December 31, 2025 and 2024, respectively. The Company’s share of losses and distributions of BetMGM North America Venture in excess of its equity method investment balance was $160 million and $89 million as of December 31, 2025 and 2024, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income (loss) from unconsolidated affiliates	$69,982	$(90,653)	$(62,104)
Non-operating items from unconsolidated affiliates	1,135	(734)	(1,032)
	$71,117	$(91,387)	$(63,136)

The following table summarizes the Company’s share of operating income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
BetMGM North America Venture	$59,634	$(110,079)	$(90,894)
Other	10,348	19,426	28,790
	$69,982	$(90,653)	$(62,104)

BetMGM North America Venture. In 2025, the Company received $135 million in distributions from BetMGM North America Venture. In 2024 and 2023, the Company contributed $25 million and $50 million, respectively, to BetMGM North America Venture.

MGM Osaka. Refer to Note 12 for discussion on the Company’s funding of MGM Osaka, which is recognized as contributions to MGM Osaka.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Goodwill	$4,901,960	$5,145,004

Indefinite-lived intangible assets:
Trademarks	$598,977	$749,399
Gaming rights and other	99,529	382,065
Total indefinite-lived intangible assets	698,506	1,131,464
Finite-lived intangible assets:
Customer lists	291,657	296,600
Less: Accumulated amortization	(182,549)	(150,715)
	109,108	145,885
Gaming rights	348,043	339,248
Less: Accumulated amortization	(124,255)	(93,151)
	223,788	246,097
Technology and other	470,996	270,986
Less: Accumulated amortization	(145,722)	(79,051)
	325,274	191,935
Total finite-lived intangible assets, net	658,170	583,917
Total other intangible assets, net	$1,356,676	$1,715,381

Goodwill. A summary of changes in the Company’s goodwill is as follows:

	2025
	Balance at January 1	Acquisitions	Impairment	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$—	$—	$2,707,009
Regional Operations	660,940	—	(256,133)	(17,915)	—	386,892
MGM China	1,356,625	—	—	—	(2,510)	1,354,115
MGM Digital	420,430	—	(22,794)	—	56,308	453,944
	$5,145,004	$—	$(278,927)	$(17,915)	$53,798	$4,901,960

	2024
	Balance at January 1	Acquisitions	Impairment	Reclassifications	Currency exchange	Balance at December 31
	(In thousands)
Las Vegas Strip Resorts	$2,707,009	$—	$—	$—	$—	$2,707,009
Regional Operations	660,940	—	—	—	—	660,940
MGM China	1,349,356	—	—	—	7,269	1,356,625
MGM Digital	448,389	215	—	—	(28,174)	420,430
	$5,165,694	$215	$—	$—	$(20,905)	$5,145,004

Refer to Note 4 for discussion on assets held for sale (reclassifications).

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

Amortization expense. Amortization expense related to intangible assets was $139 million, $119 million and $103 million for 2025, 2024, and 2023, respectively. As of December 31, 2025, estimated future amortization was as follows:

Years ending December 31,	(In thousands)
2026	$147,716
2027	127,799
2028	90,504
2029	68,682
2030	44,840
Thereafter	178,629
$658,170

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Contract and contract-related liabilities:
Outstanding chip liability	$204,020	$215,710
Loyalty program obligations	216,579	215,005
Casino front money	334,159	324,956
Advance deposits and ticket sales	287,243	271,474
Unpaid wagers and other	238,724	228,806
Other accrued liabilities:
Payroll and related	565,979	580,153
Taxes, other than income taxes	364,749	382,842
Operating lease liabilities - current (Refer to Note 11)	106,005	98,021
Finance lease liabilities - current (Refer to Note 11)	76,913	74,191
Other	598,808	477,947
	$2,993,179	$2,869,105

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Senior secured yen credit facility	$346,528	$—
MGM China revolving credit facility	488,247	—
MGM China first revolving credit facility	—	477,567
5.25% MGM China senior notes, due 2025	—	500,000
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
7% debentures, due 2036	552	552
	6,260,327	6,403,119
Less: Unamortized discounts and debt issuance costs, net	(30,186)	(41,021)
	$6,230,141	$6,362,098

Debt due within one year of the applicable balance sheet date were classified as long-term as the Company had both the intent and ability to refinance the debt on a long-term basis.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total interest incurred	$421,143	$445,660	$463,175
Interest capitalized	(2,101)	(2,430)	(2,882)
	$419,042	$443,230	$460,293

Senior secured credit facility. In February 2024, the Company amended its revolving facility to increase the facility to $2.3 billion and extend the maturity date to February 2029. The revolving credit facility bears interest of SOFR plus a 0.1% SOFR adjustment plus 1.50% to 2.25% determined by reference to a rent adjusted total net leverage ratio pricing grid. At December 31, 2025, no amounts were drawn.

The Company’s senior secured credit facility is guaranteed by each of the Company’s existing direct and indirect wholly-owned material domestic restricted subsidiaries, subject to certain exclusions. The senior secured credit facility is secured by a pledge of the equity in certain of the Company’s domestic operating properties. Mandatory prepayments will be required upon the occurrence of certain events, including sales of certain assets, subject to certain exceptions. The Company’s senior secured credit facility also contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at December 31, 2025.

Senior secured yen credit facility. In October 2025, the Company entered into a senior secured credit facility, which had consisted of a JPY45.2 billion term loan A facility with an option to increase the amount of the facility up to JPY67.8 billion. The option to increase the amount of the facility was partially exercised in November 2025, increasing the term loan A facility by JPY9.0 billion to JPY54.2 billion (approximately $347 million). The senior secured yen credit facility bears interest at a fluctuating rate per annum based on the Tokyo Interbank Offered Rate plus 1.75% until the submission of the covenant certificate for the quarter ending March 31, 2026 and then at 1.50% to 2.25%, as determined by a rent adjusted total net leverage ratio pricing grid and will mature in October 2030, provided that if, as of February 2029, the revolving loans or commitments thereof under the Company’s senior secured credit facility remain outstanding and have not been extended, replaced or refinanced with a scheduled maturity date of no earlier than October 23, 2030, then the maturity date will be in February 2029.

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

At December 31, 2025, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility, which matures in April 2030 and bears interest at a fluctuating rate per annum based on the Hong Kong Interbank Offer Rate plus 1.625% to 2.75%, as determined by MGM China’s leverage ratio. At December 31, 2025, the weighted average interest rate was 6.46%. The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at December 31, 2025.

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

In May 2024, MGM China repaid its $750 million in aggregate principal amount of 5.375% notes due 2024.

LeoVegas senior notes. In August 2023, LeoVegas repaid its senior unsecured notes totaling SEK382 million (approximately $36 million).

Maturities of long-term debt. The maturities of the principal amount of the Company’s long-term debt as of December 31, 2025 were as follows:

Year ending December 31,	(In thousands)
2026	$1,150,000
2027	1,425,000
2028	750,000
2029	850,000
2030	834,775
Thereafter	1,250,552
$6,260,327

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.3 billion for each of the years ended December 31, 2025 and 2024.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating losses, tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Domestic operations	$(237,067)	$256,890	$1,214,888
Foreign operations	517,846	860,175	257,875
	$280,779	$1,117,065	$1,472,763

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal:	(In thousands)
Current	$(17,647)	$126,933	$259,128
Deferred (excluding separate components)	113,941	(22,919)	48,363
Deferred – valuation allowance change	(283,694)	(9,506)	(153,768)
Other noncurrent	(13,658)	1,458	(10,969)
(Benefit) provision for federal income taxes	(201,058)	95,966	142,754
State:
Current	32,865	10,477	24,931
Deferred (excluding separate components)	(28,878)	(3,731)	(11,206)
Deferred – operating loss carryforward	4,150	(880)	12,219
Deferred – valuation allowance change	(1,020)	3,177	2,140
Provision for state income taxes	7,117	9,043	28,084
Foreign:
Current	3,423	(2,363)	(223)
Deferred (excluding separate components)	(72,232)	(4,250)	(5,611)
Deferred – operating loss carryforward	(10,807)	(39,769)	57,485
Deferred – valuation allowance change	33,464	(6,170)	(64,650)
Benefit for foreign income taxes	(46,152)	(52,552)	(12,999)
	$(240,093)	$52,457	$157,839

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory rate	$58,965	21.0%
State and local income taxes, net of federal income tax effect[1]	6,248	2.2%
Foreign tax effects
Macau
Statutory tax rate differential	(75,044)	(26.7)%
Tax holiday benefit	(144,831)	(51.6)%
Other	(7,478)	(2.7)%
Brazil
Statutory tax rate differential	(7,505)	(2.7)%
Changes in valuation allowance	20,217	7.2%
Other	(588)	(0.2)%
Hong Kong	40,868	14.6%
Malta	23,513	8.4%
Other foreign jurisdictions	10,939	3.9%
Effects of cross-border tax laws	12,682	4.5%
Tax credits	(16,486)	(5.9)%
Changes in valuation allowance	(283,694)	(101.0)%
Nontaxable and nondeductible items
Foreign currency transaction gain or loss	60,501	21.5%
Goodwill impairment	53,788	19.2%
Other	25,997	9.3%
Other adjustments	(18,185)	(6.5)%
Effective tax rate	$(240,093)	(85.5)%
1State taxes in New Jersey comprise the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2024	2023
Federal income tax statutory rate	21.0%	21.0%
Noncontrolling interest	(0.2)	(0.1)
Foreign income/losses taxed at other than U.S. statutory rate	(19.5)	(3.6)
Federal valuation allowance	(0.9)	(10.4)
State taxes, net	0.6	1.5
General business credits	(1.5)	(1.2)
Incremental U.S. tax on foreign earnings	4.5	2.4
Permanent and other items	0.7	1.1
	4.7%	10.7%

The tax-effected components of the Company’s net deferred tax liability were as follows:

	December 31,
	2025	2024
Deferred tax assets – federal and state:	(In thousands)
Net operating loss carryforward	$10,915	$14,193
Accruals, reserves and other	52,615	66,328
Lease liabilities	5,732,208	5,750,744
Tax credits	334,468	1,008,363
Intangibles	95,100	—
	6,225,306	6,839,628
Less: Valuation allowance	(277,391)	(867,416)
	5,947,915	5,972,212
Deferred tax assets – foreign:
Net operating loss carryforward	191,777	180,970
Accruals, reserves and other	9,049	6,673
Property and equipment	39,059	37,832
Lease liabilities	207	1,488
	240,092	226,963
Less: Valuation allowance	(144,108)	(173,984)
	95,984	52,979
Total deferred tax assets	$6,043,899	$6,025,191
Deferred tax liabilities – federal and state:
Property and equipment	$(548,951)	$(438,455)
Investments in unconsolidated affiliates	(585,266)	(583,865)
Investment in equity securities	(2,234,665)	(2,232,601)
ROU assets	(5,187,169)	(5,283,821)
Intangibles	—	(237,107)
	(8,556,051)	(8,775,849)
Deferred tax liabilities – foreign:
Intangibles	(15,123)	(21,414)
	(15,123)	(21,414)
Total deferred tax liability	(8,571,174)	(8,797,263)
Net deferred tax liability	$(2,527,275)	$(2,772,072)

A reconciliation of income taxes paid (refunds received), net was as follows:

Year Ended December 31,
2025

U.S. federal	$(53,373)
U.S. state and local	19,519
Foreign	(765)
Income tax refunds received, net	$(34,619)
For the years ended December 31, 2024 and 2023, income taxes paid, net was $267 million and $344 million, respectively.

Deferred income tax valuation allowance consisted of the following:

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:	(In thousands)
Year Ended December 31, 2025	$1,041,400	$—	$(619,901)	$421,499
Year Ended December 31, 2024	1,778,446	—	(737,046)	1,041,400
Year Ended December 31, 2023	2,886,575	—	(1,108,129)	1,778,446

The Company has recorded a valuation allowance of $265 million on its foreign tax credit (“FTC”) carryover of $334 million as of December 31, 2025, resulting in an FTC net deferred tax asset of approximately $69 million. The FTCs are attributable to the Macau Special Gaming Tax, which is 35% of gross gaming revenue in Macau. The Company believes payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. While the Company generally does not expect to generate new FTC carryovers after the year ended December 31, 2017, it will be able to utilize its existing FTC carryovers only to the extent it has active foreign source income during the applicable 10-year FTC carryforward period. The Company relies on future U.S.-source operating income in assessing, future FTC realization during the applicable 10-year FTC carryover period. The FTC carryovers will expire if not utilized as follows: $134 million in 2026 and $200 million in 2027.

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

At December 31, 2025, gross foreign net operating loss carryforwards consisted primarily of a complementary tax exempt net operating loss (“NOL”) carryforward of $1.1 billion at MGM Grand Paradise resulting from non-gaming operations that will expire if not utilized in years 2026 through 2028.

As of December 31, 2025, there is a $144 million valuation allowance on certain foreign deferred tax assets, which relates primarily to MGM Grand Paradise’s NOLs.

The Company has NOLs in some of the states in which it operates that total $171 million as of December 31, 2025, which equates to deferred tax assets of $11 million after federal tax effect and before valuation allowance. The NOL carryforwards in most of the states will expire, if not utilized, between 2030 through 2044. Otherwise, the NOL carryforward can be carried forward indefinitely. The Company has provided a valuation allowance of $12 million on its state deferred tax assets, including the NOLs described above.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was not material at December 31, 2025 and 2024, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as well as overpayments and underpayment of income taxes in income tax expense, which were not material for each of the periods presented.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions. As of December 31, 2025, the federal, state, and local tax jurisdictions in which the Company files tax returns generally cannot assess tax with respect to years ended prior to 2021. However, NOLs and other available carryforwards generated or utilized in earlier years may be subject to adjustment.

The examination by the IRS of the Company’s 2015 through 2019 U.S. consolidated federal income tax returns concluded in the first half of 2025 following approval of the examination findings by the Joint Committee on Taxation. The Company received $102 million in tax refunds and related interest in 2025 and an additional $85 million in January 2026. Additional interest remains outstanding and is expected to be received by the Company in 2026.

In addition, the Company is subject to state income tax examinations for various tax years ranging from 2022 through 2024. The Company does not anticipate any material adjustments upon resolution of these examinations.

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

Bellagio lease. The Company leases the real estate assets of Bellagio from a venture in which it has a 5% ownership interest (the “Bellagio REIT Venture”). The Bellagio lease commenced November 15, 2019 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3% during the 11th through 20th years and 4% thereafter. Annual cash rent payments for the lease year that commenced on December 1, 2025 increased to $276 million as a result of the 2% fixed annual escalator.

Mandalay Bay and MGM Grand Las Vegas lease. The Company leases the real estate assets of Mandalay Bay and MGM Grand Las Vegas. The Mandalay Bay and MGM Grand Las Vegas lease commenced February 14, 2020 and has an initial term of 30 years with two 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years and, thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on March 1, 2025 increased to $322 million as a result of the 2% fixed annual escalator.

Aria and Vdara lease. The Company leases the real estate assets of Aria and Vdara. The Aria and Vdara lease commenced September 28, 2021 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on October 1, 2025 increased to $233 million as a result of the 2% fixed annual escalator.

The VICI lease and ground subleases. The Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor, MGM Northfield Park, and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property. Annual cash rent payments for the lease year that commenced on May 1, 2025 increased to $775 million as a result of the 2% fixed annual escalator.

The Company is also required to pay the rent payments under the ground leases of the Borgata, Beau Rivage, and MGM National Harbor through the term of the VICI lease. The ground subleases of Beau Rivage and MGM National Harbor are classified as operating leases and the ground sublease of Borgata is classified as a finance lease.

In February 2023, in connection with the sale of the operations of Gold Strike Tunica, the VICI lease was amended to remove Gold Strike Tunica and to reflect a $40 million reduction in annual cash rent. The modification resulted in reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and $507 million of net operating lease ROU and $516 million of lease liabilities were derecognized.

The Cosmopolitan lease. The Company leases the real estate assets of The Cosmopolitan. The Cosmopolitan lease commenced May 17, 2022 and has an initial term of 30 years with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 15 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year, subject to a cap of 3%. Annual cash rent payments for the lease year that commenced on June 1, 2025 was $212 million.

MGM China land concessions. MGM Grand Paradise has MGM Macau and MGM Cotai land concession contracts with the government of Macau, each with an initial 25-year contract term ending in April 2031 and January 2038, respectively, with a right to renew for further consecutive periods of 10 years, at MGM Grand Paradise’s option. The land leases are classified as operating leases.

Other information: Components of lease costs and other information related to the Company’s leases were:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$2,290,377	$2,300,373	$2,306,640

Finance lease costs
Interest expense	$15,995	$32,251	$9,899
Amortization expense	73,863	58,845	65,629
Total finance lease costs	$89,858	$91,096	$75,528
(1)Operating lease cost includes $331 million for each of the years ended December 31, 2025, 2024, and 2023, related to the Bellagio lease, which is held with a related party.

	December 31,
	2025	2024
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$23,002,707	$23,532,287
Operating lease liabilities - current, classified within “Other accrued liabilities”	$106,005	$98,021
Operating lease liabilities - long-term(2)	24,962,742	25,076,139
Total operating lease liabilities	$25,068,747	$25,174,160

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$236,861	$304,645
Finance lease liabilities - current, classified within “Other accrued liabilities”	$76,913	$74,191
Finance lease liabilities - long-term, classified within “Other long-term obligations”	178,053	243,256
Total finance lease liabilities	$254,966	$317,447

Weighted average remaining lease term (years)
Operating leases	23	24
Finance leases	9	8

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1)As of December 31, 2025 and 2024, operating lease ROU assets, net included $3.3 billion and $3.4 billion related to the Bellagio lease, respectively.
(2)As of December 31, 2025 and 2024, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of December 31, 2025 and 2024, operating lease liabilities – current included $9 million and $3 million related to the Bellagio lease, respectively.

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,867,130	$1,833,022	$1,802,577
Operating cash outflows from finance leases	15,995	15,939	6,332
Financing cash outflows from finance leases(1)	70,118	54,798	71,611

ROU assets obtained in exchange for new lease liabilities
Operating leases	$6,502	$6,658	$15,089
Finance leases	6,688	275,455	3,073
(1)Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2026	$1,878,845	$89,236
2027	1,910,407	83,577
2028	1,942,639	31,075
2029	1,974,637	7,948
2030	2,010,199	7,440
Thereafter	44,962,919	114,210
Total future minimum lease payments	54,679,646	333,486
Less: Amount of lease payments representing interest	(29,610,899)	(78,520)
Present value of future minimum lease payments	25,068,747	254,966
Less: Current portion	(106,005)	(76,913)
Long-term portion of lease liabilities	$24,962,742	$178,053

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

Commitments and guarantees. MGM Grand Paradise concession contract. Pursuant to the concession contract, MGM Grand Paradise is required to pay (i) a special gaming tax of 35% of gross gaming revenue and a special levy of up to 5% of gross gaming revenue, of which the tax is subject to a minimum annual payment in the form of a special premium in the event the minimum amount is not achieved, (ii) a fixed annual premium, and (iii) a variable premium based on the number of gaming tables and machines. Based upon the approved number of gaming tables and slot machines as of December 31, 2025, the premiums for the above obligations payable to the Macau government are approximately MOP2.2 billion ($269 million as of December 31, 2025) during each of the next five years ending December 31, 2030, and approximately MOP4.3 billion ($540 million as of December 31, 2025) in the aggregate thereafter through the expiration of the gaming concession in December 2032.

In addition, MGM Grand Paradise is required to make annual payments in connection with the temporary use of the reverted gaming assets based upon square meters of the reverted casino areas. Such payments will be adjusted with the Macau average price index during the term of the reversion agreement. The annual payment to the Macau government is approximately MOP148 million ($19 million as of December 31, 2025) during each of the next five years ending December 31, 2030, and approximately MOP297 million ($37 million as of December 31, 2025) in the aggregate thereafter through the term of the reversion agreement, with each annual payment subject to the Macau average price index adjustment.

The minimum required amount of the payments described in (ii) and (iii) above, as well as the payments relating to the use of the reverted gaming assets were accrued as of and at the commencement of the concession contract as an offset to the related gaming rights intangible asset for $226 million. The initial value of the intangible asset and liability were measured as the present value of these payments based upon the approved number of gaming tables and slot machines, estimates of Macau average price index, and square meters of the reverted casino areas, each as of January 1, 2023. Payments incremental to minimum amounts due or any subsequent changes to the amounts due under such payments are expensed as incurred.

Under the gaming concession, MGM Grand Paradise committed to make gaming and non-gaming investments of MOP19.7 billion ($2.5 billion as of December 31, 2025) over the ten year term of the concession, of which MOP18 billion ($2.2 billion as of December 31, 2025) is designated for non-gaming projects in connection with, among others, the attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed entertainment, gastronomy, community tourism, and maritime tourism.

The gaming law also requires concessionaires to maintain share capital of at least MOP5 billion (approximately $624 million as of December 31, 2025).

MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP 1 billion (approximately $125 million as of December 31, 2025) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of December 31, 2025, MOP700 million of the bank guarantees (approximately $87 million as of December 31, 2025) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of JPY12.65 billion (approximately $81 million as of December 31, 2025) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $434 million as of December 31, 2025, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. The Company has commitments to fund MGM Osaka of JPY428 billion, of which an estimated amount of approximately JPY356.9 billion (approximately $2.3 billion as of December 31, 2025) remains to be funded as of December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, the Company funded JPY35.3 billion (approximately $238 million), JPY25.2 billion (approximately $157 million), and JPY10.3 billion (approximately $69 million) of the committed amount, respectively.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At December 31, 2025, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

NOTE 13 — STOCKHOLDERS’ EQUITY

MGM Resorts International stock repurchases. In each of March 2022, February 2023, November 2023, and April 2025, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

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

During the year ended December 31, 2025, the Company repurchased approximately 37 million shares of its common stock for an aggregate amount of $1.2 billion. Repurchased shares were retired. In connection with these repurchases, the November 2023 $2.0 billion stock repurchase plan was completed. As of December 31, 2025 the remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.6 billion.

Subsequent to December 31, 2025, the Company repurchased approximately 2 million shares of its common stock for an aggregate amount of $89 million, excluding excise tax. Repurchased shares were retired.

NOTE 14 — STOCK-BASED COMPENSATION

MGM Resorts International 2022 Omnibus Incentive Plan. The MGM Resorts 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) allows the Company to grant up to approximately 18 million shares or stock-based awards, such as stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers, employees, and consultants of the Company and its subsidiaries.

As of December 31, 2025, the Company had an aggregate of approximately 12 million shares of common stock available for grant as stock-based awards under the 2022 Omnibus Plan. Additionally, as of December 31, 2025, the Company had approximately 6 million aggregate RSUs and PSUs outstanding, including deferred share units.

MGM China Share Option Plan and Restricted Stock Unit Plan. MGM China adopted its own equity award plan for the issuance of stock based awards to eligible recipients.

Stock-based compensation expense. Stock-based compensation expense was recognized as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense:	(In thousands)
Omnibus Plan	$82,587	$73,074	$67,375
MGM China share-based compensation plans	7,884	7,150	6,232
Total stock-based compensation expense	90,471	80,224	73,607
Less: Reimbursed costs	(67)	(67)	(21)
	90,404	80,157	73,586
Less: Related tax benefit	(13,894)	(17,266)	(15,975)
Stock-based compensation expense, net of tax benefit	$76,510	$62,891	$57,611

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

The Company’s participation in these plans is presented below.

	EIN/Pension	Pension Protection Act Zone Status (2)		FIP/RP	Contributions by the Company (in thousands)(4)			Surcharge	Expiration Dates of Collective Bargaining Agreements
Pension Fund(1)	Plan Number	2024	2023	Status (3)	2025	2024	2023	Imposed
Western Unite Here and Employers Pension Fund(6)	93-4160766/001	Green	Green	No	$63,757	$61,630	$59,172	No	09/30/2028(5); 09/30/2029(5)
The Legacy Plan of the UNITE HERE Retirement Fund (UHF)	82-0994119/001	Red	Red	Implemented	$10,657	$10,448	$10,113	No	5/31/2026
(1)The Company was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the plan years 2024 and 2023 for both plans. At the date the financial statements were issued, Form 5500 was not available for the plan year 2025.
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
(5)The Company is party to eleven collective bargaining agreements (CBA) that provide for contributions to the Western Unite Here and Employers Pension Fund, which are primarily with the Local Joint Executive Board of Las Vegas, for and on behalf of the Culinary Workers Union and Bartenders Union. The agreements between Aria, Bellagio, The Cosmopolitan, Mandalay Bay, and MGM Grand Las Vegas are the most significant because more than two-thirds of the Company’s employee participants in this plan are covered by those five agreements.
(6)Effective January 1, 2024, the Southern Nevada Culinary and Bartenders Pension Plan merged into the Western Unite Here and Employers Pension Fund. There were no material changes to the terms of the plan.

Multiemployer benefit plans other than pensions. Pursuant to its collective bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company contributed $238 million, $237 million, and $230 million to the Health Fund for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain on sale of the operations of Gold Strike Tunica	$—	$—	$(398,787)
Other property transactions, net	126,036	81,316	28,274
	$126,036	$81,316	$(370,513)

Refer to Note 4 for discussion on the sale of the operations of Gold Strike Tunica.

Other. Other property transactions, net in 2025 included miscellaneous asset disposals and write-downs as well as write-downs and impairments of $93 million related to the Company determining it would no longer seek a commercial gaming license for Empire City, which primarily consists of the impairment of $52 million relating to Empire City’s existing gaming license. Refer to Note 7 for further discussion.

Other property transactions, net in 2024 and 2023 includes miscellaneous asset disposals and write-downs.

NOTE 17 — SEGMENT INFORMATION

The Company’s management views the operations of each of its casino properties as an operating segment which are aggregated into the reportable segments of Las Vegas Strip Resorts, Regional Operations, and MGM China and the Company’s operating segments that comprise the Company’s interactive gaming operations are aggregated into the MGM Digital reportable segment based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

Las Vegas Strip Resorts. Las Vegas Strip Resorts consists of the following casino resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan, MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York (including The Park), Excalibur, and Park MGM (including The Reserve at Park MGM).

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net revenue
Las Vegas Strip Resorts
Casino	$2,013,701	$1,960,146	$2,127,612
Rooms	2,880,685	3,159,497	3,027,668
Food and beverage	2,260,651	2,356,718	2,289,812
Entertainment, retail and other	1,286,466	1,339,752	1,354,054
	8,441,503	8,816,113	8,799,146
Regional Operations
Casino	2,772,734	2,737,778	2,712,205
Rooms	307,959	304,322	296,100
Food and beverage	461,549	456,129	440,002
Entertainment, retail and other	230,091	222,093	222,002
	3,772,333	3,720,322	3,670,309
MGM China
Casino	3,909,643	3,496,697	2,787,837
Rooms	188,757	217,798	177,158
Food and beverage	323,764	265,883	161,669
Entertainment, retail and other	39,579	42,006	26,945
	4,461,743	4,022,384	3,153,609
MGM Digital
Casino	654,190	552,012	432,146

Reportable segment net revenues	17,329,769	17,110,831	16,055,210
Corporate and other	207,914	129,714	109,039
	$17,537,683	$17,240,545	$16,164,249
Expenses
Las Vegas Strip Resorts
Payroll related	$2,623,256	$2,635,565	$2,517,233
Cost of sales	515,998	536,807	551,877
Gaming taxes	230,045	232,841	241,943
Other segment items(1)	2,214,331	2,304,357	2,297,607
	5,583,630	5,709,570	5,608,660
Regional Operations
Payroll related	935,699	922,924	879,221
Cost of sales	161,998	166,872	159,670
Gaming taxes	763,166	757,824	735,179
Other segment items(1)	748,243	729,146	763,043
	2,609,106	2,576,766	2,537,113
MGM China
Payroll related	633,050	565,858	473,616
Cost of sales	116,260	96,516	62,453
Gaming taxes	1,969,031	1,778,032	1,380,976
Other segment items(1)	540,208	494,852	369,675
	3,258,549	2,935,258	2,286,720
MGM Digital
Payroll related	128,715	87,579	71,929
Marketing costs	267,621	253,227	164,645
Gaming taxes	157,721	125,934	84,064
Other segment items(2)	190,440	162,499	143,932
	$744,497	$629,239	$464,570
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$2,857,873	$3,106,543	$3,190,486
Regional Operations	1,163,227	1,143,556	1,133,196
MGM China	1,203,194	1,087,126	866,889
MGM Digital	(90,307)	(77,227)	(32,424)
	5,133,987	5,259,998	5,158,147

Other operating income (expense)
Corporate and other, net	(519,941)	(500,447)	(496,867)
Preopening and start-up expenses	(1,086)	(7,972)	(415)
Property transactions, net	(126,036)	(81,316)	370,513
Goodwill impairment	(278,927)	—	—
Depreciation and amortization	(1,017,794)	(831,097)	(814,128)
Triple net lease rent expense	(2,258,405)	(2,258,057)	(2,263,649)
Income (loss) from unconsolidated affiliates	69,982	(90,653)	(62,104)
Operating income	1,001,780	1,490,456	1,891,497
Non-operating income (expense)
Interest expense, net of amounts capitalized	(419,042)	(443,230)	(460,293)
Non-operating items from unconsolidated affiliates	1,135	(734)	(1,032)
Other, net	(303,094)	70,573	42,591
	(721,001)	(373,391)	(418,734)
Income before income taxes	280,779	1,117,065	1,472,763
Benefit (provision) for income taxes	240,093	(52,457)	(157,839)
Net income	520,872	1,064,608	1,314,924
Less: Net income attributable to noncontrolling interests	(315,010)	(318,050)	(172,744)
Net income attributable to MGM Resorts International	$205,862	$746,558	$1,142,180

	Year Ended December 31,
	2025	2024	2023
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$513,605	$597,152	$527,104
Regional Operations	154,186	170,490	135,848
MGM China	195,211	148,813	45,331
MGM Digital	82,824	65,849	34,175
Reportable segment capital expenditures	945,826	982,304	742,458
Corporate and other	123,101	168,285	189,355
	$1,068,927	$1,150,589	$931,813

Total assets are not allocated to segments for internal reporting or when determining the allocation of resources and, accordingly, are not presented.

Long-lived assets, which includes property and equipment, net and operating and finance lease right-of-use assets, net, presented by geographic region were as follows:

	December 31,
	2025	2024	2023
Long-lived assets:	(In thousands)
United States	$26,478,770	$26,903,773	$26,698,996
China	2,672,851	2,734,513	2,731,397
Other	156,700	90,160	46,616
	$29,308,321	$29,728,446	$29,477,009

Net revenue, for which the country was determined based upon the location of the property or online gaming hub, presented by geographic region were as follows:

	Year Ended December 31,
	2025	2024	2023
Net revenue:	(In thousands)
United States	$12,411,625	$12,664,897	$12,577,085
China	4,464,095	4,020,420	3,153,520
Other	661,963	555,228	433,644
	$17,537,683	$17,240,545	$16,164,249

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its evaluation as of December 31, 2025, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after December 31, 2025 (the “Proxy Statement”), and is incorporated herein by reference.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2025:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	5,927	$—	12,323
Equity compensation plans not approved by security holders	—	—	—

(1)
As of December 31, 2025, we had 4.4 million restricted stock units and 1.5 million performance share units outstanding that do not have an exercise price. As of December 31, 2025 there are no outstanding options, warrants, and rights that have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

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

4.1(13)
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

10.1(4)	Third Amendment to Credit Agreement, dated as of October 3, 2025, by and among the Company, Bank of America, N.A., as administrative agent, and certain lenders party thereto.
10.1(5)
Credit Agreement, dated as of October 23, 2025, among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2025).

10.1(6)	First Amendment to Credit Agreement dated as of November 21, 2025, by and among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and certain lenders party thereto.
10.1(7)
Revolving Credit Facility Agreement, dated April 15, 2025, by and among MGM China Holdings Limited and certain Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 16, 2025).

10.1(8)	Guaranty Agreement, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2019).
10.1(9)	Guaranty Agreement, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).
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

10.1(11)
Guarantee and Keep-Well Letter, dated September 28, 2023, by MGM Resorts International, as guarantor, to Osaka Prefecture and Osaka City (English translation of Japanese original) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024).

^^10.1(12)
Shareholders’ Agreement, dated February 10, 2022, by and between ORIX Corporation and MGM Resorts Japan, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024).

10.1(13)
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

*10.4(13)
Employment Agreement, effective as of October 1, 2025, by and between the Company and Jonathan Halkyard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 19, 2025).

*10.4(14)
Employment Agreement, effective as of September 1, 2022, by and between the Company and John McManus (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(15)
Employment Agreement, effective as of October 1, 2025, by and between the Company and Gary Fritz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 19, 2025).

*10.4(16)
First Amendment to Employment Agreement, dated as of December 6, 2022, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.4(16) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(17)
Amendment and Modification to Employment Agreement, effective as of August 29, 2025, by and between the Company and Corey Sanders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2025).

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

*10.4(20)
First Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of April 27, 2022 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2022).

*10.4(21)
Second Amendment to MGM Resorts International 2012 Deferred Compensation Plan for Non-Employee Directors, dated as of October 17, 2022 (incorporated by reference to Exhibit 10.4(22) of the Company’s Annual Report on Form 10-K filed on February 24, 2023).

*10.4(22)
Amended and Restated Change of Control Policy for Executive Officers, effective August 16, 2022 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 22, 2022).

*10.4(23)	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 10, 2017).
*10.4(24)	Form of Restricted Stock Unit (Deferred Payment Bonus) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018).
*10.4(25)	Form of Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(41) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).

*10.4(26)	Form of Restricted Stock Unit Agreement (no Performance Hurdle) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 27, 2020).
*10.4(27)	Form of Relative Performance Share Unit Agreement (Annual Grant) (incorporated by reference to Exhibit 10.5(44) of the Company’s Annual Report on Form 10-K filed on February 25, 2022).
*10.4(28)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (incorporated by reference to Exhibit 10.5(45) of the Company’s Annual Report on Form 10-K filed on February 25, 2022).

*10.4(29)
Form of Restricted Stock Unit Agreement (no Performance Hurdle) (for awards granted in September 2024 and thereafter) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024).

*10.4(30)
Form of Relative Performance Share Unit Agreement (Annual Grant) (for awards granted in October 2024 through 2025) incorporated by reference to Exhibit 10.4(32) of the Company’s Annual Report on Form 10-K filed on February 18, 2025).

*10.4(31)
Form of Performance Share Unit Agreement (Annual Grant) (for awards granted in October 2024 through 2025) incorporated by reference to Exhibit 10.4(33) of the Company’s Annual Report on Form 10-K filed on February 18, 2025).

*10.4(32)
Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (for awards granted in October 2024 through 2025) (incorporated by reference to Exhibit 10.4(34) of the Company’s Annual Report on Form 10-K filed on February 18, 2025.)

*10.4(33)
Form of Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (for awards granted in October 2024 through 2025) (incorporated by reference to Exhibit 10.4(35) of the Company’s Annual Report on Form 10-K filed on February 18, 2025).

*10.4(34)	Form of Restricted Stock Unit Agreement (Fritz) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on September 19, 2025).
*10.4(35)	Form of Relative Performance Share Unit Agreement (Annual Grant, Messrs. Hornbuckle, Sanders & McManus) (for awards granted in October 2025).
*10.4(36)	Form of Relative Performance Share Unit Agreement (Annual Grant) (for awards granted in October 2025).
^19.1	MGM Securities Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed on February 18, 2025).
^19.2	MGM Securities Trading Policy - Policy Supplement for Blackout Insiders.
^19.3	MGM Securities Trading Policy - Policy Supplement for Pre-Clearance Insiders (incorporated by reference to Exhibit 19.3 of the Company’s Annual Report on Form 10-K filed on February 23, 2024).
21	List of subsidiaries of the Company.
22	Subsidiary Guarantors.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d‑14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97	Policy on Recovery of Incentive Compensation in Event of Financial Restatement (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 23, 2024).
99.1	Description of Regulation and Licensing.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
**	Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
^	Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

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

Dated: February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Hornbuckle	Chief Executive Officer and President (Principal Executive Officer)	February 11, 2026
William J. Hornbuckle
/s/ Jonathan S. Halkyard	Chief Financial Officer (Principal Financial Officer)	February 11, 2026
Jonathan S. Halkyard
/s/ Todd R. Meinert	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2026
Todd R. Meinert
/s/ Paul J. Salem	Chairman of the Board	February 11, 2026
Paul J. Salem
/s/ Barry Diller	Director	February 11, 2026
Barry Diller
/s/ Joseph M. Levin	Director	February 11, 2026
Joseph M. Levin
/s/ Rose McKinney-James	Director	February 11, 2026
Rose McKinney-James
/s/ Keith A. Meister	Director	February 11, 2026
Keith A. Meister
/s/ Janet G. Swartz	Director	February 11, 2026
Janet G. Swartz

Signature	Title	Date
/s/ Daniel J. Taylor	Director	February 11, 2026
Daniel J. Taylor
/s/ Benjamin S. Winston	Director	February 11, 2026
Benjamin S. Winston
/s/ Keith Barr	Director	February 11, 2026
Keith Barr
/s/ Donna Langley	Director	February 11, 2026
Donna Langley