Form 10-Q
period 2026-03-31
MGM Resorts International
filed 2026-04-29
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2026
Common Stock, $0.01 par value	255,851,235 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION

Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,292,830	$2,062,994
Accounts receivable, net	1,127,143	1,122,940
Inventories	123,158	124,535
Income tax receivable	100,380	220,154
Prepaid expenses and other	571,335	486,419
Assets held for sale	313,917	315,382
Total current assets	4,528,763	4,332,424
Property and equipment, net	6,201,736	6,305,614
Investments in and advances to unconsolidated affiliates	660,360	536,066
Goodwill	4,885,382	4,901,960
Other intangible assets, net	1,309,252	1,356,676
Operating lease right-of-use assets, net	22,877,266	23,002,707
Deferred income taxes	98,673	89,792
Other long-term assets, net	840,726	848,547
	$41,402,158	$41,373,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$404,489	$421,502
Accrued interest on long-term debt	95,497	71,845
Other accrued liabilities	2,867,531	2,993,179
Liabilities related to assets held for sale	26,057	25,581
Total current liabilities	3,393,574	3,512,107
Deferred income taxes	2,614,529	2,617,067
Long-term debt, net	6,403,265	6,230,141
Operating lease liabilities	24,933,161	24,962,742
Other long-term obligations	725,625	775,411
Total liabilities	38,070,154	38,097,468
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	20,452	21,777
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 255,846,644 and 258,323,143 shares	2,558	2,583
Capital in excess of par value	—	—
Retained earnings	2,173,529	2,106,836
Accumulated other comprehensive income	257,335	320,498
Total MGM Resorts International stockholders' equity	2,433,422	2,429,917
Noncontrolling interests	878,130	824,624
Total stockholders’ equity	3,311,552	3,254,541
	$41,402,158	$41,373,786
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Casino	$2,378,855	$2,252,148
Rooms	867,854	863,408
Food and beverage	804,840	770,173
Entertainment, retail and other	403,169	391,353
	4,454,718	4,277,082
Expenses
Casino	1,349,552	1,244,310
Rooms	285,276	280,849
Food and beverage	576,280	560,295
Entertainment, retail and other	253,420	234,429
General and administrative	1,282,832	1,164,898
Corporate expense	137,220	142,351
Preopening and start-up expenses	977	85
Property transactions, net	14,220	15,468
Depreciation and amortization	263,725	236,444
	4,163,502	3,879,129
Income (loss) from unconsolidated affiliates	10,026	(12,896)
Operating income	301,242	385,057
Non-operating income (expense)
Interest expense, net of amounts capitalized	(100,689)	(107,269)
Non-operating items from unconsolidated affiliates	(2,507)	262
Other, net	4,203	(11,266)
	(98,993)	(118,273)
Income before income taxes	202,249	266,784
Provision for income taxes	(27,457)	(40,053)
Net income	174,792	226,731
Less: Net income attributable to noncontrolling interests	(49,656)	(78,177)
Net income attributable to MGM Resorts International	$125,136	$148,554

Earnings per share
Basic	$0.49	$0.52
Diluted	$0.48	$0.51
Weighted average common shares outstanding
Basic	256,348	287,125
Diluted	258,877	289,096
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$174,792	$226,731
Foreign currency translation	(69,923)	148,308
Comprehensive income	104,869	375,039
Less: Comprehensive income attributable to noncontrolling interests	(42,896)	(77,244)
Comprehensive income attributable to MGM Resorts International	$61,973	$297,795
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$174,792	$226,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,725	236,444
Amortization of debt discounts and issuance costs	6,376	6,820
Provision for credit losses	18,587	10,784
Stock-based compensation	35,137	28,653
Foreign currency transaction (gain) loss	(25,303)	100,923
Property transactions, net	14,220	15,468
Noncash lease expense	126,547	128,361
Other investment losses (gains)	12,043	(35,029)
(Income) loss from unconsolidated affiliates	(7,519)	12,634
Distributions from unconsolidated affiliates	1,553	1,449
Deferred income taxes	(11,935)	(9,781)
Change in operating assets and liabilities:
Accounts receivable	(23,071)	91,780
Inventories	1,137	5,507
Income taxes receivable and payable, net	125,812	49,407
Prepaid expenses and other	(76,859)	(70,475)
Accounts payable and accrued liabilities	(98,008)	(227,015)
Other	30,555	(25,582)
Net cash provided by operating activities	567,789	547,079
Cash flows from investing activities
Capital expenditures	(154,664)	(228,041)
Dispositions of property and equipment	5,629	60
Investments in unconsolidated affiliates	(137,558)	—
Distributions from unconsolidated affiliates	610	522
Investments and other	(86,811)	419
Net cash used in investing activities	(372,794)	(227,040)
Cash flows from financing activities
Net borrowings of debt - maturities of 90 days or less	178,393	50,374
Distributions to noncontrolling interest owners	(5,404)	(11,807)
Repurchases of common stock	(88,902)	(489,280)
Other	(44,162)	(19,506)
Net cash provided by (used in) financing activities	39,925	(470,219)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6,440)	5,089
Change in cash and cash equivalents classified as assets held for sale	731	—
Cash, cash equivalents, and restricted cash
Net change for the period	229,211	(145,091)
Balance, beginning of period	2,150,364	2,503,064
Balance, end of period	$2,379,575	$2,357,973
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$70,741	$70,023
Income tax refunds received, net	(86,837)	(156)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, January 1, 2026	258,323	$2,583	$—	$2,106,836	$320,498	$2,429,917	$824,624	$3,254,541
Net income	—	—	—	125,136	—	125,136	50,409	175,545
Currency translation adjustment	—	—	—	—	(63,163)	(63,163)	(6,760)	(69,923)
Stock-based compensation	—	—	31,510	—	—	31,510	3,613	35,123
Issuance of common stock pursuant to stock-based compensation awards	22	—	(323)	—	—	(323)	—	(323)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,124)	(5,124)
Repurchases of common stock	(2,498)	(25)	(31,187)	(58,462)	—	(89,674)	—	(89,674)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	18	—	18	—	18
Other	—	—	—	1	—	1	11,368	11,369
Balances, March 31, 2026	255,847	$2,558	$—	$2,173,529	$257,335	$2,433,422	$878,130	$3,311,552

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

As of March 31, 2026, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including The Reserve at Park MGM), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, MGM Northfield Park in Northfield Park, Ohio (until its disposition in April 2026, refer to Note 4), and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

As of March 31, 2026 the Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company has a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. As of March 31, 2026, the Company also has a 50% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan. In April 2026, the Company’s ownership interest in MGM Osaka decreased from 50% to approximately 39%, reflecting investment into the venture by other shareholders.

Reportable segments. The Company has four reportable segments: Las Vegas Strip Resorts, Regional Operations, MGM China, and MGM Digital. See Note 11 for additional information about the Company’s segments.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2025 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $342 million and $355 million as of March 31, 2026 and December 31, 2025, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three months ended March 31, 2026 the Company recorded a net loss on its equity investments of $13 million. For the three months ended March 31, 2025, the Company recorded a net gain on its equity investments of $32 million.

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

As of March 31, 2026, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of March 31, 2026, the fair value of derivatives classified as assets were $2 million with $1 million in each of current assets and long-term assets and those classified as liabilities were $25 million in current liabilities. As of December 31, 2025, the fair value of derivatives classified as liabilities were $88 million, with $69 million in current liabilities and $19 million in long-term liabilities.

For the three months ended March 31, 2026, the Company recorded a net loss on its derivatives of $19 million. For the three months ended March 31, 2025, the Company recorded a net gain on its derivatives of $40 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	March 31, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$181,623	$158,564
Cash and cash equivalents		181,623	158,564
Short-term investments:
U.S. government securities	Level 1	63,793	62,267
Corporate bonds	Level 2	135,866	135,211
Asset-backed securities	Level 2	12,457	12,681
Short-term investments		212,116	210,159
Total debt investments		$393,739	$368,723

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with effective maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of March 31, 2026 and December 31, 2025, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of March 31, 2026 and December 31, 2025.

Accounts receivable. As of March 31, 2026 and December 31, 2025, the loss reserve on accounts receivable was $147 million and $139 million, respectively.

Accounts payable. As of March 31, 2026 and December 31, 2025, the Company had accrued $80 million and $83 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2026	2025	2026	2025	2026	2025
	(In thousands)
Balance at January 1	$204,020	$215,710	$216,579	$215,005	$860,126	$825,236
Balance at March 31	178,828	177,017	205,314	205,276	838,793	813,917
Decrease	$(25,192)	$(38,693)	$(11,265)	$(9,729)	$(21,333)	$(11,319)

The January 1, 2026 and March 31, 2026 balances exclude liabilities related to assets held for sale. See Note 4.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenues earned by the Company from third parties are classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three months ended March 31, 2026, lease revenues from third-party tenants include $15 million recorded within food and beverage revenue and $29 million recorded within entertainment, retail, and other revenue. For the three months ended March 31, 2025, lease revenues from third-party tenants include $18 million recorded within food and beverage revenue and $28 million recorded within entertainment, retail, and other revenue. Lease revenues from the rental of hotel rooms are recorded as rooms revenues within the consolidated statements of operations.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $660 million and $536 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $153 million and $160 million as of March 31, 2026 and December 31, 2025, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income (loss) from unconsolidated affiliates as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Income (loss) from unconsolidated affiliates	$10,026	$(12,896)
Non-operating items from unconsolidated affiliates	(2,507)	262
	$7,519	$(12,634)

The following table summarizes the Company’s share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
BetMGM North America Venture	$7,360	$(15,201)
Other	2,666	2,305
	$10,026	$(12,896)

NOTE 4 — DIVESTITURES

MGM Northfield Park sale. In April 2026, the Company completed the sale of the operations of MGM Northfield Park to private equity funds managed by Clairvest Group Inc. for cash considerations of $546 million, subject to certain purchase price adjustments. At closing, the master lease between the Company and VICI Properties, Inc. (“VICI”) was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent.

The major classes of assets and liabilities classified as held for sale are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$31,071	$31,802
Accounts receivable, net	4,628	6,224
Inventories	305	302
Prepaid expenses and other	1,664	1,831
Property and equipment, net	30,006	28,980
Goodwill	17,915	17,915
Other intangible assets, net	228,000	228,000
Other long-term assets, net	328	328
Assets held for sale	$313,917	$315,382
Accounts payable	$6,885	$6,833
Other accrued liabilities	18,952	18,497
Other long-term obligations	220	251
Liabilities related to assets held for sale	$26,057	$25,581

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Senior secured yen credit facility	$341,766	$346,528
MGM China revolving credit facility	663,341	488,247
5.875% MGM China senior notes, due 2026	750,000	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
7% debentures, due 2036	552	552
	6,430,659	6,260,327
Less: Unamortized discounts and debt issuance costs, net	(27,394)	(30,186)
	$6,403,265	$6,230,141

Debt due within one year of the applicable balance sheet date were classified as long-term as the Company had both the intent and ability to refinance the debt on a long-term basis.

Senior secured credit facility. At March 31, 2026, the Company’s senior secured credit facility consisted of a $2.3 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2026.

Senior secured yen credit facility. At March 31, 2026 the Company’s senior secured yen credit facility consisted of a JPY54.2 billion term loan A facility with an option to increase the amount of the credit facility up to JPY67.8 billion.

At March 31, 2026, the interest rate was 2.74%.

The Company’s senior secured yen credit facility also contains customary representations and warranties, events of default, and positive and negative covenants. The Company was in compliance with its credit facility covenants at March 31, 2026.

MGM China revolving credit facility. At March 31, 2026, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility. At March 31, 2026, the weighted average interest rate was 4.16%.

The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative and financial covenants, including that MGM China maintains compliance with a maximum leverage ratio and a minimum interest coverage ratio. MGM China was in compliance with its credit facility covenants at March 31, 2026.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.4 billion and $6.3 billion at March 31, 2026 and December 31, 2025, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 13.6% and 15.0% on income before income taxes for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 7 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$570,873	$574,157

Finance lease costs
Interest expense	$3,496	$4,318
Amortization expense	19,008	18,171
Total finance lease costs	$22,504	$22,489
(1) Operating lease cost includes $83 million for each of the three months ended March 31, 2026 and 2025 related to the Bellagio lease, which is held with a related party.

	March 31, 2026	December 31, 2025
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$22,877,266	$23,002,707
Operating lease liabilities - current, classified within “Other accrued liabilities”	$115,428	$106,005
Operating lease liabilities - long-term(2)	24,933,161	24,962,742
Total operating lease liabilities	$25,048,589	$25,068,747

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$222,247	$236,861
Finance lease liabilities - current, classified within “Other accrued liabilities”	$79,598	$76,913
Finance lease liabilities - long-term, classified within “Other long-term obligations”	162,118	178,053
Total finance lease liabilities	$241,716	$254,966

Weighted average remaining lease term (years)
Operating leases	23	23
Finance leases	9	9

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1) As of March 31, 2026 and December 31, 2025, operating lease right-of-use assets (“ROU”), net included $3.3 billion related to the Bellagio lease.
(2) As of March 31, 2026 and December 31, 2025, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of March 31, 2026 and December 31, 2025, operating lease liabilities – current included $11 million and $9 million related to the Bellagio lease, respectively.

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$466,288	$466,044
Operating cash outflows from finance leases	3,496	4,318
Financing cash outflows from finance leases(1)	17,635	15,038

ROU assets obtained in exchange for new lease liabilities
Operating leases	$1,818	$65
Finance leases	4,275	—
(1) Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2026 (excluding the three months ended March 31, 2026)	$1,413,231	$69,634
2027	1,910,736	85,144
2028	1,942,975	32,636
2029	1,974,904	7,971
2030	2,010,457	7,436
Thereafter	44,962,987	114,210
Total future minimum lease payments	54,215,290	317,031
Less: Amount of lease payments representing interest	(29,166,701)	(75,315)
Present value of future minimum lease payments	25,048,589	241,716
Less: Current portion	(115,428)	(79,598)
Long-term portion of lease liabilities	$24,933,161	$162,118

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP1 billion (approximately $124 million as of March 31, 2026) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of March 31, 2026, MOP700 million of the bank guarantees (approximately $87 million as of March 31, 2026) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of JPY12.65 billion (approximately $80 million as of March 31, 2026) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $556 million as of March 31, 2026, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. In connection with MGM Osaka’s development of an integrated resort, the Company has commitments to fund MGM Osaka of JPY428 billion, of which an estimated amount of approximately JPY335.9 billion (approximately $2.1 billion as of March 31, 2026) remains to be funded as of March 31, 2026. During the three months ended March 31, 2026, the Company funded JPY21.0 billion (approximately $138 million) of the committed amount. The fundings are recognized as contributions to investment in unconsolidated affiliates upon payment.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At March 31, 2026, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$125,136	$148,554
Adjustment related to redeemable noncontrolling interests	18	(41)
Net income available to common stockholders – basic and diluted	$125,154	$148,513
Denominator:
Weighted-average common shares outstanding – basic	256,348	287,125
Potential dilution from stock-based awards	2,529	1,971
Weighted-average common and common equivalent shares – diluted	258,877	289,096

NOTE 10 — STOCKHOLDERS’ EQUITY

MGM Resorts International stock repurchases. In each of November 2023 and April 2025, the Company announced that the Board of Directors authorized a $2.0 billion stock repurchase plan. Under these stock repurchase plans, the Company may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

During the three months ended March 31, 2025, the Company repurchased approximately 15 million shares of its common stock for an aggregate amount of $494 million. Repurchased shares were retired.

During the three months ended March 31, 2026, the Company repurchased approximately 2 million shares of its common stock for an aggregate amount of $90 million. Repurchased shares were retired. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.5 billion as of March 31, 2026.

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

Regional Operations. Regional Operations consists of the following casino properties: MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Borgata in Atlantic City, New Jersey; MGM National Harbor in Prince George’s County, Maryland; MGM Springfield in Springfield, Massachusetts; Empire City in Yonkers, New York; and MGM Northfield Park in Northfield Park, Ohio (until its disposition in April 2026).

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

	Three Months Ended March 31,
	2026	2025
Net revenue	(In thousands)
Las Vegas Strip Resorts
Casino	$513,145	$538,259
Rooms	751,484	750,049
Food and beverage	606,587	586,039
Entertainment, retail and other	309,214	301,773
	2,180,430	2,176,120
Regional Operations
Casino	684,490	671,975
Rooms	68,592	66,725
Food and beverage	110,164	109,081
Entertainment, retail and other	54,664	52,638
	917,910	900,419
MGM China
Casino	976,514	895,852
Rooms	47,778	46,634
Food and beverage	88,089	75,053
Entertainment, retail and other	9,654	9,933
	1,122,035	1,027,472
MGM Digital
Casino	182,741	128,058

Reportable segment net revenues	4,403,116	4,232,069
Corporate and other	51,602	45,013
	$4,454,718	$4,277,082
Expenses
Las Vegas Strip Resorts
Payroll related	$669,470	$661,746
Cost of sales	132,641	127,757
Gaming taxes	55,283	59,210
Other segment items(1)	573,829	516,247
	1,431,223	1,364,960
Regional Operations
Payroll related	238,957	228,947
Cost of sales	37,115	37,214
Gaming taxes	188,508	184,714
Other segment items(1)	193,893	170,502
	658,473	621,377
MGM China
Payroll related	164,356	145,208
Cost of sales	31,119	27,500
Gaming taxes	504,278	448,776
Other segment items(1)	148,808	120,423
	848,561	741,907
MGM Digital
Payroll related	30,235	29,537
Marketing costs	79,230	57,793
Gaming taxes	45,632	30,625
Other segment items(2)	53,246	44,496
	$208,343	$162,451
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Segment Adjusted EBITDAR
Las Vegas Strip Resorts	$749,207	$811,160
Regional Operations	259,437	279,042
MGM China	273,474	285,565
MGM Digital	(25,602)	(34,393)
	1,256,516	1,341,374

Other operating income (expense)
Corporate and other, net	(121,751)	(126,949)
Preopening and start-up expenses	(977)	(85)
Property transactions, net	(14,220)	(15,468)
Depreciation and amortization	(263,725)	(236,444)
Triple net lease rent expense	(564,627)	(564,475)
Income (loss) from unconsolidated affiliates	10,026	(12,896)
Operating income	301,242	385,057
Non-operating income (expense)
Interest expense, net of amounts capitalized	(100,689)	(107,269)
Non-operating items from unconsolidated affiliates	(2,507)	262
Other, net	4,203	(11,266)
	(98,993)	(118,273)
Income before income taxes	202,249	266,784
Provision for income taxes	(27,457)	(40,053)
Net income	174,792	226,731
Less: Net income attributable to noncontrolling interests	(49,656)	(78,177)
Net income attributable to MGM Resorts International	$125,136	$148,554

	Three Months Ended March 31,
	2026	2025
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$51,008	$105,238
Regional Operations	19,760	22,617
MGM China	42,147	59,736
MGM Digital	22,021	18,437
Reportable segment capital expenditures	134,936	206,028
Corporate and other	19,728	22,013
	$154,664	$228,041

Total assets are not allocated to segments for internal reporting or when determining the allocation of resources and, accordingly, are not presented.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes for the fiscal year ended December 31, 2025, which were included in our Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 11, 2026. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”

Updates to Strategic Business Developments

In April 2026, we completed the sale of the operations of MGM Northfield Park for cash consideration of $546 million, subject to certain purchase price adjustments. Refer to Note 4 in the accompanying consolidated financial statements for discussion of this transaction. At closing, the master lease between the Company and VICI was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net revenues	$4,454,718	$4,277,082
Operating income	301,242	385,057
Net income	174,792	226,731
Net income attributable to MGM Resorts International	125,136	148,554

Consolidated net revenues for the three months ended March 31, 2026 increased 4% compared to the prior year quarter due primarily to MGM China increasing 9%, MGM Digital increasing 43%, and Regional Operations increasing 2%, while Las Vegas Strip Resorts was flat, each as compared to the prior year quarter.

Consolidated operating income decreased 22% for the three months ended March 31, 2026 compared to the prior year quarter due primarily to an increase in gaming taxes incurred primarily at MGM China, a $46 million increase in self insurance expense due to an increase in reserves, the receipt of $8 million of business interruption insurance proceeds in the current year quarter compared to $49 million in the prior year quarter related to the September 2023 cybersecurity issue, and an increase in payroll related expenses, partially offset by the increase in net revenue, discussed below.

Net Revenues by Segment

The following table presents a detail by segment of net revenues:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Las Vegas Strip Resorts
Casino	$513,145	$538,259
Rooms	751,484	750,049
Food and beverage	606,587	586,039
Entertainment, retail and other	309,214	301,773
	2,180,430	2,176,120
Regional Operations
Casino	684,490	671,975
Rooms	68,592	66,725
Food and beverage	110,164	109,081
Entertainment, retail and other	54,664	52,638
	917,910	900,419
MGM China
Casino	976,514	895,852
Rooms	47,778	46,634
Food and beverage	88,089	75,053
Entertainment, retail and other	9,654	9,933
	1,122,035	1,027,472
MGM Digital
Casino	182,741	128,058

Reportable segment net revenues	4,403,116	4,232,069
Corporate and other	51,602	45,013
	$4,454,718	$4,277,082

Las Vegas Strip Resorts
Las Vegas Strip Resorts net revenues increased $4 million for the three months ended March 31, 2026 compared to the prior year quarter due primarily to a $29 million increase in non-gaming revenue driven by an $18 million increase in catering and banquets within food and beverage revenue, partially offset by a $25 million decrease in casino revenue driven by a decrease in table games volume.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Table games drop	$1,460	$1,511
Table games win	$399	$404
Table games win %	27.3%	26.7%
Slot handle	$5,692	$5,682
Slot win	$539	$545
Slot win %	9.5%	9.6%

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended March 31,
	2026	2025
Occupancy	92%	94%
Average daily rate (ADR)	$257	$257
Revenue per available room (RevPAR)	$238	$242

Regional Operations

Regional Operations net revenues increased 2% or $17 million for the three months ended March 31, 2026 compared to the prior year quarter due primarily to a $13 million increase in casino revenue driven by slot drop and table games drop.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Table games drop	$1,005	$947
Table games win	$205	$196
Table games win %	20.4%	20.7%
Slot handle	$6,619	$6,567
Slot win	$668	$649
Slot win %	10.1%	9.9%

MGM China

MGM China net revenues increased 9% or $95 million for the three months ended March 31, 2026 compared to the prior year quarter due primarily to an $81 million increase in casino revenue driven by main floor table games drop and win percentage.

The following table shows key gaming statistics for MGM China:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Main floor table games drop	$3,973	$3,627
Main floor table games win	$1,077	$913
Main floor table games win %	27.1%	25.2%

MGM Digital

MGM Digital’s net revenues increased 43% or $55 million for the three months ended March 31, 2026 compared to the prior year quarter due primarily to growth within LeoVegas’ business to consumer offerings.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Las Vegas Strip Resorts	$749,207	$811,160
Regional Operations	259,437	279,042
MGM China	273,474	285,565
MGM Digital	(25,602)	(34,393)
Corporate and other(1)	(676,352)	(704,320)
Consolidated Adjusted EBITDA	$580,164	$637,054
(1) Includes triple net lease rent expense of $565 million and $564 million for the three month periods ended March 31, 2026 and 2025, respectively.

Las Vegas Strip Resorts.

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 8% for the three months ended March 31, 2026 compared to the prior year quarter. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 34.4% for the three months ended March 31, 2026, compared to 37.3% in the prior year quarter due primarily to the receipt of $6 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue in the current year quarter as compared to $36 million in the prior year quarter and an increase in self insurance expense of $37 million due to an increase in reserves.

Regional Operations

Regional Operations Segment Adjusted EBITDAR decreased 7% for the three months ended March 31, 2026, compared to the prior year quarter. Regional Operations Segment Adjusted EBITDAR margin was 28.3% for the three months ended March 31, 2026, compared to 31.0% in the prior year quarter due primarily to an increase in payroll related expenses, the receipt of $2 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue in the current year quarter as compared to $12 million in the prior year quarter, and an increase in self insurance expense of $9 million due to an increase in reserves, partially offset by the increase in net revenues discussed above.

MGM China

MGM China Segment Adjusted EBITDAR decreased 4% for the three months ended March 31, 2026, compared to the prior year quarter. MGM China Segment Adjusted EBITDAR margin was 24.4% for the three months ended March 31, 2026, compared to 27.8% in the prior year quarter due primarily to an increase in the intercompany branding license fee expense of $23 million primarily as a result of a new intercompany long term branding agreement, and an increase in payroll related expenses, partially offset by the increase in net revenues.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $26 million for the three months ended March 31, 2026 compared to a loss of $34 million in the prior year quarter. The change was due primarily to an increase in revenue, as discussed above partially offset by an increase in marketing expenses and gaming taxes.

Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income (loss) from unconsolidated affiliates:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
BetMGM North America Venture	$7,360	$(15,201)
Other	2,666	2,305
	$10,026	$(12,896)

Non-operating Results

Interest expense

Gross interest expense was $101 million and $108 million for the three months ended March 31, 2026 and 2025, respectively. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was income of $4 million and expense of $11 million for the three months ended March 31, 2026 and 2025, respectively. Other income, net for the three months ended March 31, 2026 was primarily comprised of a foreign currency transaction gain of $25 million and interest and dividend income of $10 million, partially offset by a net loss related to debt and equity investments of $12 million and a net loss related to derivatives of $19 million. Other expense, net for the three months ended March 31, 2025 was primarily comprised of a foreign currency transaction loss of $101 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net gain related to derivatives of $40 million, a gain related to debt and equity investments of $35 million, and interest and dividend income of $15 million.

Income taxes

Our effective income tax rate was 13.6% and 15.0% for the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rate for each of the periods was favorably impacted primarily by the mix of U.S. and foreign income, including Macau gaming profits which are exempt from complementary tax.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income attributable to MGM Resorts International	$125,136	$148,554
Plus: Net income attributable to noncontrolling interests	49,656	78,177
Net income	174,792	226,731
Provision for income taxes	27,457	40,053
Income before income taxes	202,249	266,784
Non-operating (income) expense:
Interest expense, net of amounts capitalized	100,689	107,269
Non-operating items from unconsolidated affiliates	2,507	(262)
Other, net	(4,203)	11,266
	98,993	118,273
Operating income	301,242	385,057
Preopening and start-up expenses	977	85
Property transactions, net	14,220	15,468
Depreciation and amortization	263,725	236,444
Consolidated Adjusted EBITDA	$580,164	$637,054

Guarantor Financial Information

As of March 31, 2026, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facilities. Our registered principal debt arrangements are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our senior credit facilities or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing registered principal debt arrangements. The indentures governing the registered principal debt arrangements further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	March 31, 2026	December 31, 2025
Balance Sheet	(In thousands)
Current assets	$2,917,738	$3,086,445
Intercompany debt due from non-guarantor subsidiaries	3,053,651	3,000,104
Other long-term assets	27,493,375	27,668,633
Other current liabilities	2,074,740	2,201,703
Intercompany debt due to non-guarantor subsidiaries	2,198,733	2,198,874
Other long-term liabilities	28,588,710	28,641,498

Three Months Ended March 31, 2026
Income Statement	(In thousands)
Net revenues	$2,724,066
Operating income	169,779
Intercompany interest income	72,110
Intercompany interest expense	(60,469)
Income before income taxes	92,863
Net income	67,099
Net income attributable to MGM Resorts International	55,457

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $568 million in the three months ended March 31, 2026 compared to $547 million in the prior year period. The increase from the prior year period was due primarily to the change in cash refunded for income taxes, partially offset by a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts discussed within the Results of Operations section above.

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

Cash used in investing activities was $373 million in the three months ended March 31, 2026 compared to $227 million in the prior year period. In the three months ended March 31, 2026, we made payments of $155 million in capital expenditures, as further discussed below, and contributed $138 million to unconsolidated affiliates. In comparison, in the prior year period we made payments of $228 million in capital expenditures, as further discussed below.

Capital Expenditures

We made capital expenditures of $155 million in the three months ended March 31, 2026, of which $42 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels and information technology.

We made capital expenditures of $228 million in the three months ended March 31, 2025, of which $60 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to room remodels and information technology.

Financing activities. Cash provided by financing activities was $40 million in the three months ended March 31, 2026 compared to cash used in financing activities of $470 million in the prior year period. In the three months ended March 31, 2026, we had net borrowings of debt of $178 million, as further discussed below, and paid $89 million for repurchases of our common stock. In comparison, in the prior year period, we had net borrowings of debt of $50 million, as further discussed below, paid $489 million for repurchases of our common stock, and distributed $12 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the three months ended March 31, 2026, we had net borrowings of debt of $178 million on MGM China’s revolving credit facility.

During the three months ended March 31, 2025, we had net borrowings of debt of $50 million on MGM China’s first revolving credit facility.

Share Repurchases

During the three months ended March 31, 2026, we paid $89 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.5 billion as of March 31, 2026.

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

As of March 31, 2026, we had cash and cash equivalents of $2.3 billion, of which MGM China held $918 million, and we had $6.4 billion in principal amount of indebtedness, including $2.7 billion related to MGM China. No amounts were drawn on our revolving credit facility and, as of March 31, 2026, there was $663 million outstanding under MGM China’s revolving credit facility.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of March 31, 2026, are approximately $190 million to $210 million, excluding MGM China, and approximately $325 million to $345 million on a consolidated basis, which includes MGM China.

We are also required, as of March 31, 2026, to make annual contractual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of net revenues at the properties on capital expenditures), in addition to the annual cash rent. Refer to Note 4 for discussion of the MGM Northfield Park transaction, which, in connection with the closing of the transaction in April 2026, the master lease between us and VICI was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent.

We have planned capital expenditures expected over the remainder of 2026 of approximately $780 million to $880 million on a consolidated basis, of which $130 million to $180 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence, which may require cash commitments in the future.

Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of JPY428 billion, which represents our expected approximate 43.5% equity share (our ownership percentage of MGM Osaka decreased from 50% as of March 31, 2026 to approximately 39% subsequent to minority interest equity funding in April 2026 and is expected to fluctuate over the equity funding period, with us holding an approximate 43.5% ownership interest upon completion of such fundings). We expect to fund the estimated remaining amount of approximately JPY335.9 billion (approximately $2.1 billion as of March 31, 2026) on a quarterly basis through 2028, of which a portion we expect to fund with the proceeds from the senior secured yen credit facility. Project costs may increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

MGM China recommended a final dividend for 2025 in March 2026, subject to shareholders’ approval. If approved, MGM China would pay an estimated approximate $171 million in June 2026, of which we would receive an estimated approximate $96 million.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in our critical accounting policies and estimates since year end.

Market Risk

There have been no material changes in our market risk from the quantitative and qualitative disclosures about market risk included in our Form 10-K for the fiscal year ended December 31, 2025, other than those below.

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

As of March 31, 2026, variable rate borrowings represented approximately 16% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31, 2026
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$1,150	$1,425	$750	$850	$—	$1,251	$5,426	$5,424
Average interest rate	5.4%	5.1%	4.8%	6.1%	N/A	6.8%	5.7%
Variable rate	$—	$—	$—	$—	$1,005	$—	$1,005	$1,005
Average interest rate	N/A	N/A	N/A	N/A	3.7%	N/A	3.7%

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to: statements we make regarding expectations regarding the impact of macroeconomic trends on our business; our ability to execute on ongoing and future strategic initiatives, including the development of an integrated resort in Japan, expectations regarding the potential opportunity for gaming expansion in Dubai, investments we make in online sports betting and iGaming, and the expansion of LeoVegas and the MGM digital brand; positioning BetMGM North America Venture as a leader in sports betting and iGaming; amounts we will spend on capital expenditures and investments; our expectations with respect to future share repurchases and cash dividends on our common stock; dividends and distributions we will receive from MGM China and BetMGM North America Venture; amounts projected to be realized as deferred tax assets; expected tax refunds; the timing and outcome of investigations by state regulators related to the September 2023 cybersecurity issue, and the availability of cybersecurity insurance proceeds in connection with a cybersecurity incident and the nature and scope of any regulatory proceedings that may be brought against us. The foregoing is not a complete list of all forward-looking statements we make.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

See discussion of legal proceedings in Note 8 – Commitments and Contingencies in the accompanying consolidated financial statements.

Item 1A.    Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
January 1, 2026 — January 31, 2026	2,197,921	$35.45	2,197,921	$1,522,481
February 1, 2026 — February 28, 2026	—	$—	—	$1,522,481
March 1, 2026 — March 31, 2026	—	$—	—	$1,522,481
(1) The “Average Price Paid per Share” figures presented above are calculated on an execution date (trade date) basis and exclude commissions and excise taxes. Figures presented under “Dollar Value of Shares that May Yet be Purchased Under the Program” indicate the total amount of authorized capacity remaining in accordance with the terms of the applicable publicly announced share repurchase plan, which excludes the cost of commissions and excise taxes.

In April 2025, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plan, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased during the quarter ended March 31, 2026 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6.        Exhibits

10.1
Employment Agreement, effective as of January 1, 2026, by and between the Company and John McManus (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2026).

10.2	Second Amendment to Master Lease, by and between Ace A PropCo LLC, Ace V PropCo LLC, and MGM Lessee III, LLC, dated as of January 29, 2026.

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: April 29, 2026	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: April 29, 2026		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer (Principal Financial Officer)