Form 10-Q
period 2026-06-30
MGM Resorts International
filed 2026-07-29
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2026
Common Stock, $0.01 par value	251,592,756 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION

Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,547,380	$2,062,994
Accounts receivable, net	1,218,354	1,122,940
Inventories	123,371	124,535
Income tax receivable	1,612	220,154
Prepaid expenses and other	513,236	486,419
Assets held for sale	—	315,382
Total current assets	4,403,953	4,332,424
Property and equipment, net	6,182,784	6,305,614
Investments in and advances to unconsolidated affiliates	637,534	536,066
Goodwill	4,768,737	4,901,960
Other intangible assets, net	1,258,099	1,356,676
Operating lease right-of-use assets, net	21,659,125	23,002,707
Deferred income taxes	117,192	89,792
Other long-term assets, net	820,902	848,547
	$39,848,326	$41,373,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$422,884	$421,502
Accrued interest on long-term debt	72,345	71,845
Other accrued liabilities	2,803,719	2,993,179
Liabilities related to assets held for sale	—	25,581
Total current liabilities	3,298,948	3,512,107
Deferred income taxes	2,600,028	2,617,067
Long-term debt, net	6,068,442	6,230,141
Operating lease liabilities	23,778,515	24,962,742
Other long-term obligations	726,335	775,411
Total liabilities	36,472,268	38,097,468
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	8,404	21,777
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 251,586,206 and 258,323,143 shares	2,516	2,583
Capital in excess of par value	—	—
Retained earnings	2,308,750	2,106,836
Accumulated other comprehensive income	202,509	320,498
Total MGM Resorts International stockholders' equity	2,513,775	2,429,917
Noncontrolling interests	853,879	824,624
Total stockholders’ equity	3,367,654	3,254,541
	$39,848,326	$41,373,786
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Casino	$2,383,185	$2,329,798	$4,762,040	$4,581,946
Rooms	849,143	860,401	1,716,997	1,723,809
Food and beverage	802,332	778,179	1,607,172	1,548,352
Entertainment, retail and other	416,333	436,492	819,502	827,845
	4,450,993	4,404,870	8,905,711	8,681,952
Expenses
Casino	1,349,281	1,333,850	2,698,833	2,578,160
Rooms	276,390	272,066	561,666	552,915
Food and beverage	582,734	576,633	1,159,014	1,136,928
Entertainment, retail and other	263,346	262,880	516,766	497,309
General and administrative	1,263,260	1,213,691	2,546,092	2,378,589
Corporate expense	131,433	124,096	268,653	266,447
Preopening and start-up expenses	112	849	1,089	934
Property transactions, net	(286,695)	125	(272,475)	15,593
Goodwill impairment	111,019	—	111,019	—
Depreciation and amortization	282,315	241,975	546,040	478,419
	3,973,195	4,026,165	8,136,697	7,905,294
Income from unconsolidated affiliates	25,838	25,860	35,864	12,964
Operating income	503,636	404,565	804,878	789,622
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,129)	(105,584)	(202,818)	(212,853)
Non-operating items from unconsolidated affiliates	2,525	(4,055)	18	(3,793)
Other, net	9,488	(161,170)	13,691	(172,436)
	(90,116)	(270,809)	(189,109)	(389,082)
Income before income taxes	413,520	133,756	615,769	400,540
Provision for income taxes	(90,731)	(15,662)	(118,188)	(55,715)
Net income	322,789	118,094	497,581	344,825
Less: Net income attributable to noncontrolling interests	(30,356)	(69,143)	(80,012)	(147,320)
Net income attributable to MGM Resorts International	$292,433	$48,951	$417,569	$197,505

Earnings per share
Basic	$1.12	$0.18	$1.61	$0.70
Diluted	$1.11	$0.18	$1.59	$0.70
Weighted average common shares outstanding
Basic	254,018	273,329	255,193	280,199
Diluted	257,758	275,615	258,327	282,328
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$322,789	$118,094	$497,581	$344,825
Foreign currency translation	(54,903)	266,824	(124,826)	415,132
Comprehensive income	267,886	384,918	372,755	759,957
Less: Comprehensive income attributable to noncontrolling interests	(30,279)	(62,473)	(73,175)	(139,717)
Comprehensive income attributable to MGM Resorts International	$237,607	$322,445	$299,580	$620,240
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$497,581	$344,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	546,040	478,419
Amortization of debt discounts and issuance costs	12,694	13,862
Provision for credit losses	50,094	29,757
Stock-based compensation	50,808	45,109
Foreign currency transaction (gain) loss	(55,195)	308,454
Property transactions, net	(272,475)	15,593
Goodwill impairment	111,019	—
Noncash lease expense	208,313	257,052
Other investment losses (gains)	19,475	(38,226)
Income from unconsolidated affiliates	(35,882)	(9,171)
Distributions from unconsolidated affiliates	8,890	6,825
Deferred income taxes	(44,990)	(27,997)
Change in operating assets and liabilities:
Accounts receivable	(134,763)	24,733
Inventories	939	13,557
Income taxes receivable and payable, net	230,837	29,074
Prepaid expenses and other	(22,325)	(11,392)
Accounts payable and accrued liabilities	(117,991)	(194,910)
Other	73,538	(92,615)
Net cash provided by operating activities	1,126,607	1,192,949
Cash flows from investing activities
Capital expenditures	(396,045)	(496,483)
Dispositions of property and equipment	5,920	91
Investments in unconsolidated affiliates	(137,556)	(85,487)
Proceeds from sale of operating resorts	506,659	—
Distributions from unconsolidated affiliates	4,531	1,089
Investments and other	(92,609)	(24,540)
Net cash used in investing activities	(109,100)	(605,330)
Cash flows from financing activities
Net borrowings (repayments) of debt - maturities of 90 days or less	(140,788)	339,382
Issuance of long-term debt	750,000	—
Repayment of long-term debt	(750,000)	(500,000)
Debt issuance costs	(9,560)	(40,839)
Distributions to noncontrolling interest owners	(83,035)	(80,037)
Repurchases of common stock	(262,499)	(717,163)
Other	(54,900)	(61,248)
Net cash used in financing activities	(550,782)	(1,059,905)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(14,805)	13,867
Change in cash and cash equivalents classified as assets held for sale	31,802	—
Cash, cash equivalents, and restricted cash
Net change for the period	483,722	(458,419)
Balance, beginning of period	2,150,364	2,503,064
Balance, end of period	$2,634,086	$2,044,645
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$189,787	$197,440
Income taxes paid (refunds received), net	(69,062)	63,243
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, April 1, 2026	255,847	$2,558	$—	$2,173,529	$257,335	$2,433,422	$878,130	$3,311,552
Net income	—	—	—	292,433	—	292,433	49,880	342,313
Currency translation adjustment	—	—	—	—	(54,826)	(54,826)	(77)	(54,903)
Stock-based compensation	—	—	14,729	—	—	14,729	800	15,529
Issuance of common stock pursuant to stock-based compensation awards	40	1	(207)	—	—	(206)	—	(206)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(77,899)	(77,899)
Repurchases of common stock	(4,301)	(43)	(6,211)	(157,274)	—	(163,528)	—	(163,528)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(7,656)	62	—	(7,594)	—	(7,594)
Other	—	—	(655)	—	—	(655)	3,045	2,390
Balances, June 30, 2026	251,586	$2,516	$—	$2,308,750	$202,509	$2,513,775	$853,879	$3,367,654

Balances, January 1, 2026	258,323	$2,583	$—	$2,106,836	$320,498	$2,429,917	$824,624	$3,254,541
Net income	—	—	—	417,569	—	417,569	100,289	517,858
Currency translation adjustment	—	—	—	—	(117,989)	(117,989)	(6,837)	(124,826)
Stock-based compensation	—	—	46,239	—	—	46,239	4,413	50,652
Issuance of common stock pursuant to stock-based compensation awards	62	1	(530)	—	—	(529)	—	(529)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(83,023)	(83,023)
Repurchases of common stock	(6,799)	(68)	(37,398)	(215,736)	—	(253,202)	—	(253,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(7,656)	80	—	(7,576)	—	(7,576)
Other	—	—	(655)	1	—	(654)	14,413	13,759
Balances, June 30, 2026	251,586	$2,516	$—	$2,308,750	$202,509	$2,513,775	$853,879	$3,367,654

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

As of June 30, 2026, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including The Reserve at Park MGM), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

As of June 30, 2026, the Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company has a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. As of June 30, 2026, the Company also has a 39% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan. In April 2026, the Company’s ownership interest in MGM Osaka decreased from 50% to approximately 39% due to equity funding by other shareholders, and in July 2026, the Company’s ownership interest in MGM Osaka increased to approximately 40% due to equity funding by the Company; refer to Note 8.

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
•Level 2 inputs for its long-term debt fair value disclosures. See Note 5;
•Level 3 inputs when measuring the fair value of reporting units using a discounted cash flow model;
•Level 2 inputs for its derivatives; and
•Level 1 and Level 2 inputs for its debt investments.

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $333 million and $355 million as of June 30, 2026 and December 31, 2025, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and six months ended June 30, 2026 the Company recorded a net loss on its equity investments of $9 million and $22 million, respectively. For the three and six months ended June 30, 2025, the Company recorded a net gain on its equity investments of less than $1 million and $32 million, respectively.

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

As of June 30, 2026, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of June 30, 2026, the fair value of derivatives classified as assets were $1 million in current assets and those classified as liabilities were $52 million with $40 million in current liabilities and $12 million in long-term liabilities. As of December 31, 2025, the fair value of derivatives classified as liabilities were $88 million, with $69 million in current liabilities and $19 million in long-term liabilities.

For the three and six months ended June 30, 2026, the Company recorded a net loss on its derivatives of $27 million and $46 million, respectively. For the three and six months ended June 30, 2025, the Company recorded a net gain on its derivatives of $34 million and $75 million, respectively.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	June 30, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$89,999	$158,564
Cash and cash equivalents		89,999	158,564
Short-term investments:
U.S. government securities	Level 1	69,897	62,267
Corporate bonds	Level 2	132,498	135,211
Asset-backed securities	Level 2	10,778	12,681
Short-term investments		213,173	210,159
Total debt investments		$303,172	$368,723

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with effective maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of June 30, 2026 and December 31, 2025, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of June 30, 2026 and December 31, 2025.

Accounts receivable. As of June 30, 2026 and December 31, 2025, the loss reserve on accounts receivable was $167 million and $139 million, respectively.

Goodwill. During the three and six months ended June 30, 2026, the Company recorded a goodwill impairment charge of $111 million relating to a reporting unit within the MGM Digital reportable segment.

Accounts payable. As of June 30, 2026 and December 31, 2025, the Company had accrued $75 million and $83 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2026	2025	2026	2025	2026	2025
	(In thousands)
Balance at January 1	$204,020	$215,710	$216,579	$215,005	$860,126	$825,236
Balance at June 30	172,661	222,259	211,836	213,502	836,017	764,446
Increase (decrease)	$(31,359)	$6,549	$(4,743)	$(1,503)	$(24,109)	$(60,790)

The January 1, 2026 balances exclude liabilities related to assets held for sale. See Note 4.

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, room, food and beverage, and entertainment, retail and other) within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenue earned by the Company from third parties is classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and six months ended June 30, 2026, lease revenue from third-party tenants include $18 million and $34 million recorded within food and beverage revenue and $30 million and $58 million recorded within entertainment, retail, and other revenue. For the three and six months ended June 30, 2025, lease revenue from third-party tenants include $19 million and $36 million recorded within food and beverage revenue, respectively and $29 million and $57 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenue from the rental of hotel rooms are recorded as rooms revenue within the consolidated statements of operations.

Currency translation. For the three and six months ended June 30, 2026, the Company recorded foreign currency transaction gain of $30 million and $55 million, respectively. For the three and six months ended June 30, 2025, the Company recorded foreign currency transaction loss of $208 million and $308 million, respectively.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $638 million and $536 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $131 million and $160 million as of June 30, 2026 and December 31, 2025, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income from unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Income from unconsolidated affiliates	$25,838	$25,860	$35,864	$12,964
Non-operating items from unconsolidated affiliates	2,525	(4,055)	18	(3,793)
	$28,363	$21,805	$35,882	$9,171

The following table summarizes the Company’s share of operating income from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
BetMGM North America Venture	$23,097	$21,770	$30,457	$6,569
Other	2,741	4,090	5,407	6,395
	$25,838	$25,860	$35,864	$12,964

NOTE 4 — DIVESTITURES

MGM Northfield Park sale. In April 2026, the Company completed the sale of the operations of MGM Northfield Park to private equity funds managed by Clairvest Group Inc. for cash consideration of $546 million, or $541 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI Properties, Inc. (“VICI”) was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent. The Company recognized a $255 million gain recorded within “Property transactions, net” which reflects the net cash consideration, above, less the net carrying value of the assets and liabilities derecognized of $286 million. The transaction did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities derecognized are as follows:

(In thousands)
Cash and cash equivalents	$26,257
Accounts receivable, net	4,643
Inventories	356
Prepaid expenses and other	1,387
Property and equipment, net	30,071
Goodwill	17,915
Other intangible assets, net	228,000
Other long-term assets, net	328
Total assets	$308,957

Accounts payable	$4,540
Other accrued liabilities	17,792
Other long-term obligations	210
Total liabilities	$22,542

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Senior secured yen credit facility	$333,360	$346,528
MGM China revolving credit facility	344,274	488,247
5.875% MGM China senior notes, due 2026	—	750,000
4.625% senior notes, due 2026	400,000	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
6.25% MGM China senior notes, due 2033	750,000	—
7% debentures, due 2036	552	552
	6,103,186	6,260,327
Less: Unamortized discounts and debt issuance costs, net	(34,744)	(30,186)
	$6,068,442	$6,230,141

Debt due within one year of the applicable balance sheet date were classified as long-term as the Company had both the intent and ability to refinance the debt on a long-term basis.

Senior secured credit facility. At June 30, 2026, the Company’s senior secured credit facility consisted of a $2.3 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive, negative, and financial covenants. The Company was in compliance with its credit facility covenants at June 30, 2026.

Senior secured yen credit facility. At June 30, 2026 the Company’s senior secured yen credit facility consisted of a JPY54.2 billion term loan A facility with an option to increase the amount of the credit facility up to JPY67.8 billion. At June 30, 2026, the interest rate was 3.17%.

The Company’s senior secured yen credit facility also contains customary representations and warranties, events of default, and positive, negative, and financial covenants. The Company was in compliance with its credit facility covenants at June 30, 2026.

MGM China revolving credit facility. At June 30, 2026, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility. At June 30, 2026, the weighted average interest rate was 4.85%.

The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative, and financial covenants. MGM China was in compliance with its credit facility covenants at June 30, 2026.

MGM China senior notes. In May 2026, MGM China repaid its $750 million in aggregate principal amount of 5.875% notes due 2026 at maturity.

In May 2026, MGM China issued $750 million in aggregate principal amount of 6.25% notes due 2033.

In June 2025, MGM China repaid its $500 million in aggregate principal amount of 5.25% notes due 2025 at maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $6.1 billion and $6.3 billion at June 30, 2026 and December 31, 2025, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a provision of 21.9% and 19.2% on income before income taxes for the three and six months ended June 30, 2026, respectively, and 11.7% and 13.9% for the three and six months ended June 30, 2025, respectively.

NOTE 7 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

The VICI lease. As of June 30, 2026, the Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property.

In April 2026, in connection with the sale of the operations of MGM Northfield Park, the VICI lease was amended and restated to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent, thereby reducing the annual cash rent payments to $722 million. The partial termination resulted in the reassessment of the lease classification and remeasurement of the VICI lease, with the lease continuing to be accounted for as an operating lease and a decrease in operating lease ROU asset, net of $1.1 billion and operating lease liabilities of $1.2 billion, with $51 million recorded as a gain on partial termination within “Property transactions, net.” Annual cash rent payments for the lease year that commenced on May 1, 2026 increased to $736 million as a result of the 2% fixed annual escalator.

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$558,784	$574,304	$1,129,657	$1,148,461

Finance lease costs
Interest expense	$3,659	$4,068	$7,155	$8,386
Amortization expense	18,134	18,031	37,142	36,202
Total finance lease costs	$21,793	$22,099	$44,297	$44,588
(1) Operating lease cost includes $83 million for each of the three months ended June 30, 2026 and 2025 and $166 million for each of the six months ended June 30, 2026 and 2025 related to the Bellagio lease, which is held with a related party.

	June 30, 2026	December 31, 2025
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$21,659,125	$23,002,707
Operating lease liabilities - current, classified within “Other accrued liabilities”	$99,076	$106,005
Operating lease liabilities - long-term(2)	23,778,515	24,962,742
Total operating lease liabilities	$23,877,591	$25,068,747

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$195,963	$236,861
Finance lease liabilities - current, classified within “Other accrued liabilities”	$72,981	$76,913
Finance lease liabilities - long-term, classified within “Other long-term obligations”	139,675	178,053
Total finance lease liabilities	$212,656	$254,966

Weighted average remaining lease term (years)
Operating leases	23	23
Finance leases	9	9

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1) As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets (“ROU”), net included $3.3 billion related to the Bellagio lease.
(2) As of June 30, 2026 and December 31, 2025, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of June 30, 2026 and December 31, 2025, operating lease liabilities – current included $12 million and $9 million related to the Bellagio lease, respectively.

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$926,205	$938,333
Operating cash outflows from finance leases	7,155	8,386
Financing cash outflows from finance leases(1)	38,007	33,883

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,592	$5,555
Finance leases	4,726	—
(1) Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2026 (excluding the six months ended June 30, 2026)	$916,232	$42,751
2027	1,858,458	80,180
2028	1,889,613	31,409
2029	1,920,558	7,970
2030	1,953,636	7,436
Thereafter	43,832,324	114,210
Total future minimum lease payments	52,370,821	283,956
Less: Amount of lease payments representing interest	(28,493,230)	(71,300)
Present value of future minimum lease payments	23,877,591	212,656
Less: Current portion	(99,076)	(72,981)
Long-term portion of lease liabilities	$23,778,515	$139,675

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP1 billion (approximately $124 million as of June 30, 2026) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of June 30, 2026, MOP700 million of the bank guarantees (approximately $87 million as of June 30, 2026) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of JPY12.65 billion (approximately $78 million as of June 30, 2026) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $544 million as of June 30, 2026, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. In connection with MGM Osaka’s development of an integrated resort, the Company has commitments to fund MGM Osaka of JPY428 billion, of which an estimated amount of approximately JPY335.9 billion (approximately $2.1 billion as of June 30, 2026) remains to be funded as of June 30, 2026. During the six months ended June 30, 2026, the Company funded JPY21.0 billion (approximately $138 million) of the committed amount. Subsequent to June 30, 2026, in July 2026, the Company funded JPY2.9 billion (approximately $18 million) of the committed amount. During the three and six months ended June 30, 2025, the Company funded JPY12.3 billion (approximately $85 million) of the committed amount. The fundings are recognized as contributions to investment in unconsolidated affiliates.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At June 30, 2026, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International	$292,433	$48,951	$417,569	$197,505
Adjustment related to redeemable noncontrolling interests	(7,594)	31	(7,576)	(10)
Net income available to common stockholders – basic and diluted	$284,839	$48,982	$409,993	$197,495
Denominator:
Weighted-average common shares outstanding – basic	254,018	273,329	255,193	280,199
Potential dilution from stock-based awards	3,740	2,286	3,134	2,129
Weighted-average common and common equivalent shares – diluted	257,758	275,615	258,327	282,328

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

During the three months ended June 30, 2026, the Company repurchased approximately 4 million shares of its common stock for an aggregate amount of $164 million. During the six months ended June 30, 2026, the Company repurchased approximately 7 million shares of its common stock for an aggregate amount of $253 million. Repurchased shares were retired. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.4 billion as of June 30, 2026.

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

The Company’s corporate operations and management services are reflected within “Corporate and other” in the segment disclosures to reconcile the segment results to consolidated results.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance of each segment and decides where to invest capital by using and monitoring budget-to-actual and actual-to-actual results of Segment Adjusted EBITDAR.

Segment Adjusted EBITDAR is the Company’s reportable segment GAAP measure, which management utilizes as the primary profit measure for its reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income from unconsolidated affiliates, goodwill impairment, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	(In thousands)
Las Vegas Strip Resorts
Casino	$535,524	$456,581	$1,048,669	$994,840
Rooms	716,936	734,850	1,468,420	1,484,899
Food and beverage	602,755	584,948	1,209,342	1,170,987
Entertainment, retail and other	314,830	338,313	624,044	640,086
	2,170,045	2,114,692	4,350,475	4,290,812
Regional Operations
Casino	668,392	710,115	1,352,882	1,382,090
Rooms	83,478	79,813	152,070	146,538
Food and beverage	113,369	115,575	223,533	224,656
Entertainment, retail and other	58,859	59,109	113,523	111,747
	924,098	964,612	1,842,008	1,865,031
MGM China
Casino	956,308	977,397	1,932,822	1,873,249
Rooms	48,730	45,738	96,508	92,372
Food and beverage	86,207	77,656	174,296	152,709
Entertainment, retail and other	9,636	9,302	19,290	19,235
	1,100,881	1,110,093	2,222,916	2,137,565
MGM Digital
Casino	196,308	163,861	379,049	291,919

Reportable segment revenue	4,391,332	4,353,258	8,794,448	8,585,327
Corporate and other	59,661	51,612	111,263	96,625
Total revenue	$4,450,993	$4,404,870	$8,905,711	$8,681,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts
Revenue	$2,170,045	$2,114,692	$4,350,475	$4,290,812
Less:
Payroll related expense	682,979	666,550	1,352,449	1,328,296
Cost of sales	135,408	129,926	268,049	257,683
Gaming taxes	58,263	53,824	113,546	113,034
Other segment items(1)	558,277	553,896	1,132,106	1,070,143
Segment Adjusted EBITDAR	735,118	710,496	1,484,325	1,521,656

Regional Operations
Revenue	924,098	964,612	1,842,008	1,865,031
Less:
Payroll related expense	232,154	232,239	471,111	461,186
Cost of sales	39,602	40,847	76,717	78,061
Gaming taxes	176,011	195,672	364,519	380,386
Other segment items(1)	196,115	187,198	390,008	357,700
Segment Adjusted EBITDAR	280,216	308,656	539,653	587,698

MGM China
Revenue	1,100,881	1,110,093	2,222,916	2,137,565
Less:
Payroll related expense	169,055	154,776	333,411	299,984
Cost of sales	30,355	27,350	61,474	54,850
Gaming taxes	492,687	500,143	996,965	948,919
Other segment items(1)	152,075	126,482	300,883	246,905
Segment Adjusted EBITDAR	256,709	301,342	530,183	586,907

MGM Digital
Revenue	196,308	163,861	379,049	291,919
Less:
Payroll related expense	34,192	32,854	64,427	62,391
Marketing costs	84,457	67,002	163,687	124,795
Gaming taxes	56,675	39,564	102,307	70,189
Other segment items(2)	51,868	50,139	105,114	94,635
Segment Adjusted EBITDAR	(30,884)	(25,698)	(56,486)	(60,091)

Total Segment Adjusted EBITDAR	1,241,159	1,294,796	2,497,675	2,636,170

Corporate and other, net	(104,422)	(108,726)	(226,173)	(235,675)
Preopening and start-up expenses	(112)	(849)	(1,089)	(934)
Property transactions, net	286,695	(125)	272,475	(15,593)
Goodwill impairment	(111,019)	—	(111,019)	—
Depreciation and amortization	(282,315)	(241,975)	(546,040)	(478,419)
Triple net lease rent expense	(552,188)	(564,416)	(1,116,815)	(1,128,891)
Income from unconsolidated affiliates	25,838	25,860	35,864	12,964
Operating income	503,636	404,565	804,878	789,622
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,129)	(105,584)	(202,818)	(212,853)
Non-operating items from unconsolidated affiliates	2,525	(4,055)	18	(3,793)
Other, net	9,488	(161,170)	13,691	(172,436)
	(90,116)	(270,809)	(189,109)	(389,082)
Income before income taxes	413,520	133,756	615,769	400,540
Provision for income taxes	(90,731)	(15,662)	(118,188)	(55,715)
Net income	322,789	118,094	497,581	344,825
Less: Net income attributable to noncontrolling interests	(30,356)	(69,143)	(80,012)	(147,320)
Net income attributable to MGM Resorts International	$292,433	$48,951	$417,569	$197,505
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2) Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$93,736	$120,131	$144,744	$225,369
Regional Operations	32,070	41,253	51,830	63,870
MGM China	34,367	51,583	76,514	111,319
MGM Digital	20,233	21,417	42,254	39,854
Reportable segment capital expenditures	180,406	234,384	315,342	440,412
Corporate and other	60,975	34,058	80,703	56,071
	$241,381	$268,442	$396,045	$496,483

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$4,450,993	$4,404,870	$8,905,711	$8,681,952
Operating income	503,636	404,565	804,878	789,622
Net income	322,789	118,094	497,581	344,825
Net income attributable to MGM Resorts International	292,433	48,951	417,569	197,505

Revenue for the three months ended June 30, 2026 increased 1% compared to the prior year quarter due primarily to revenue from Las Vegas Strip Resorts increasing 3% and MGM Digital increasing 20%, partially offset by revenue from Regional Operations decreasing 4% and MGM China decreasing 1%, each as compared to the prior year quarter.

Operating income increased 24% for the three months ended June 30, 2026 compared to the prior year quarter due primarily to a $287 million gain in “Property transactions, net” for the current quarter, of which $255 million related to the gain on sale of the operations of MGM Northfield Park, partially offset by a goodwill impairment charge of $111 million.

Revenue for the six months ended June 30, 2026 increased 3% compared to the prior year period due primarily to revenue from MGM Digital increasing 30%, MGM China increasing 4%, and Las Vegas Strip Resorts increasing 1%, partially offset by revenue from Regional Operations decreasing 1%, each as compared to the prior year period.

Operating income increased 2% for the six months ended June 30, 2026 compared to the prior year period due primarily to a $272 million gain in “Property transactions, net” for the current year period, of which $255 million related to the gain on sale of the operations of MGM Northfield Park, and the increase in revenue, discussed above, partially offset by a goodwill impairment charge of $111 million, as well as due to the receipt of $56 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue in the prior year period compared to $8 million in the current year period.

Revenue by Segment

The following table presents segment revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts
Casino	$535,524	$456,581	$1,048,669	$994,840
Rooms	716,936	734,850	1,468,420	1,484,899
Food and beverage	602,755	584,948	1,209,342	1,170,987
Entertainment, retail and other	314,830	338,313	624,044	640,086
	2,170,045	2,114,692	4,350,475	4,290,812
Regional Operations
Casino	668,392	710,115	1,352,882	1,382,090
Rooms	83,478	79,813	152,070	146,538
Food and beverage	113,369	115,575	223,533	224,656
Entertainment, retail and other	58,859	59,109	113,523	111,747
	924,098	964,612	1,842,008	1,865,031
MGM China
Casino	956,308	977,397	1,932,822	1,873,249
Rooms	48,730	45,738	96,508	92,372
Food and beverage	86,207	77,656	174,296	152,709
Entertainment, retail and other	9,636	9,302	19,290	19,235
	1,100,881	1,110,093	2,222,916	2,137,565
MGM Digital
Casino	196,308	163,861	379,049	291,919

Reportable segment revenue	4,391,332	4,353,258	8,794,448	8,585,327
Corporate and other	59,661	51,612	111,263	96,625
	$4,450,993	$4,404,870	$8,905,711	$8,681,952

Las Vegas Strip Resorts

Las Vegas Strip Resorts revenues increased 3% or $55 million for the three months ended June 30, 2026 compared to the prior year quarter and increased 1% or $60 million for the six months ended June 30, 2026 compared to the prior year period due primarily to casino revenue, which benefited from a higher table games win percentage, and food and beverage revenue, driven by an increase from catering and banquets, partially offset by a decrease in hotel revenue due to lower ADR as well as a decrease in entertainment revenue from our venues.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Table games drop	$1,523	$1,554	$2,983	$3,065
Table games win	$451	$355	$850	$759
Table games win %	29.6%	22.9%	28.5%	24.8%
Slot handle	$5,915	$5,886	$11,607	$11,568
Slot win	$566	$549	$1,105	$1,094
Slot win %	9.6%	9.3%	9.5%	9.5%

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Occupancy	93%	93%	93%	94%
Average daily rate (ADR)	$242	$252	$249	$254
Revenue per available room (RevPAR)	$224	$235	$231	$239

Regional Operations

Regional Operations revenues decreased 4% or $41 million for the three months ended June 30, 2026 compared to the prior year quarter due primarily to the sale of the operations of MGM Northfield Park, partially offset by an increase in same-store casino revenue primarily driven by slot handle.

Regional Operations revenues decreased 1% or $23 million for the six months ended June 30, 2026 compared to the prior year period due primarily to the sale of the operations of MGM Northfield Park, partially offset by an increase in same-store casino revenue primarily driven by slot handle and table game drop.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Table games drop	$1,020	$985	$2,025	$1,932
Table games win	$222	$213	$427	$409
Table games win %	21.8%	21.6%	21.1%	21.1%
Slot handle	$6,353	$6,868	$12,973	$13,435
Slot win	$634	$694	$1,302	$1,343
Slot win %	10.0%	10.1%	10.0%	10.0%

MGM China

MGM China revenues decreased 1% or $9 million for the three months ended June 30, 2026 compared to the prior year quarter due primarily to a $21 million decrease in casino revenue primarily due to a decline in table games volume, partially offset by the increase in main floor table games win percentage.

MGM China revenues increased 4% or $85 million for the six months ended June 30, 2026 compared to the prior year period due primarily to a $60 million increase in casino revenue driven primarily by main floor table games win percentage.

The following table shows key gaming statistics for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Main floor table games drop	$3,815	$4,085	$7,789	$7,712
Main floor table games win	$1,038	$1,021	$2,115	$1,934
Main floor table games win %	27.2%	25.0%	27.2%	25.1%

MGM Digital

MGM Digital’s revenue increased 20% or $32 million for the three months ended June 30, 2026 compared to the prior year quarter and increased 30% or $87 million for the six months ended June 30, 2026 compared to the prior year period due primarily to growth within the digital business to consumer offerings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts	$735,118	$710,496	$1,484,325	$1,521,656
Regional Operations	280,216	308,656	539,653	587,698
MGM China	256,709	301,342	530,183	586,907
MGM Digital	(30,884)	(25,698)	(56,486)	(60,091)
Corporate and other(1)	(630,772)	(647,282)	(1,307,124)	(1,351,602)
Consolidated Adjusted EBITDA	$610,387	$647,514	$1,190,551	$1,284,568
(1) Includes triple net lease rent expense of $552 million and $564 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion for each of the six months ended June 30, 2026 and 2025.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR increased 3% for the three months ended June 30, 2026 compared to the prior year quarter. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 33.9% for the three months ended June 30, 2026, compared to 33.6% in the prior year quarter due primarily to the increase in casino revenue.

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 2% for the six months ended June 30, 2026 compared to the prior year period. Las Vegas Strip Resorts Segment Adjusted EBITDAR margin was 34.1% for the six months ended June 30, 2026, compared to 35.5% in the prior year period due primarily to the receipt of $6 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue in the current year period as compared to $42 million in the prior year period and an increase in self insurance expense of $40 million due to an increase in reserves, partially offset by the increase in revenues, discussed above.

Regional Operations

Regional Operations Segment Adjusted EBITDAR decreased 9% for the three months ended June 30, 2026, compared to the prior year quarter. Regional Operations Segment Adjusted EBITDAR margin was 30.3% for the three months ended June 30, 2026, compared to 32.0% in the prior year quarter due primarily to the disposition of MGM Northfield Park.

Regional Operations Segment Adjusted EBITDAR decreased 8% for the six months ended June 30, 2026, compared to the prior year period. Regional Operations Segment Adjusted EBITDAR margin was 29.3% for the six months ended June 30, 2026, compared to 31.5% in the prior year period due primarily to the disposition of MGM Northfield Park, the receipt of $2 million of business interruption insurance proceeds related to the September 2023 cybersecurity issue in the current year period as compared to $14 million in the prior year period, and an increase in self insurance expense of $11 million due to an increase in reserves.

MGM China

MGM China Segment Adjusted EBITDAR decreased 15% for the three months ended June 30, 2026, compared to the prior year quarter. MGM China Segment Adjusted EBITDAR margin was 23.3% for the three months ended June 30, 2026, compared to 27.1% in the prior year quarter due primarily to the increase in the intercompany branding license fee expense of $21 million primarily as a result of a new intercompany long term branding agreement, an increase in payroll related expenses, and the decrease in casino revenue, as discussed above.

MGM China Segment Adjusted EBITDAR decreased 10% for the six months ended June 30, 2026, compared to the prior year period. MGM China Segment Adjusted EBITDAR margin was 23.9% for the six months ended June 30, 2026, compared to 27.5% in the prior year period due primarily to the increase in the intercompany branding license fee expense of $44 million primarily as a result of a new intercompany long term branding agreement and an increase in payroll related expenses, partially offset by the increase in casino revenue, as discussed above.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $31 million for the three months ended June 30, 2026 compared to a loss of $26 million in the prior year quarter. The change was due primarily to an increase in marketing expenses and gaming taxes, partially offset by an increase in revenue, as discussed above.

MGM Digital Segment Adjusted EBITDAR loss was $56 million for the six months ended June 30, 2026 compared to a loss of $60 million in the prior year period. The change was due primarily to an increase in revenue, as discussed above partially offset by an increase in marketing expenses and gaming taxes.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Regional Operations on a same-store basis for the three and six months ended June 30, 2026 and 2025. Same-Store Segment Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Regional Operations revenue	$924,098	$964,612	$1,842,008	$1,865,031
Dispositions (1)	(20,518)	(85,464)	(104,468)	(164,005)
Regional Operations same-store revenue	$903,580	$879,148	$1,737,540	$1,701,026

Regional Operations Segment Adjusted EBITDAR	$280,216	$308,656	$539,653	$587,698
Dispositions (1)	(9,441)	(37,909)	(44,464)	(71,166)
Regional Operations Same-Store Segment Adjusted EBITDAR	$270,775	$270,747	$495,189	$516,532
(1)Reflects the revenue and Segment Adjusted EBITDAR of MGM Northfield Park, as applicable, for the period prior to its disposition.

Income from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
BetMGM North America Venture	$23,097	$21,770	$30,457	$6,569
Other	2,741	4,090	5,407	6,395
	$25,838	$25,860	$35,864	$12,964

Non-operating Results

Interest expense

Gross interest expense was $102 million and $106 million for the three months ended June 30, 2026 and 2025, respectively, and was $203 million and $214 million for the six months ended June 30, 2026 and 2025, respectively. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was income of $9 million and expense of $161 million for the three months ended June 30, 2026 and 2025, respectively. Other income, net for the three months ended June 30, 2026 was primarily comprised of a foreign currency transaction gain of $30 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net loss related to derivatives of $27 million. Other expense, net for the three months ended June 30, 2025 was primarily comprised of a foreign currency transaction loss of $208 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net gain related to derivatives of $34 million.

Other, net was income of $14 million and expense of $172 million for the six months ended June 30, 2026 and 2025, respectively. Other income, net for the six months ended June 30, 2026 was primarily comprised of a foreign currency transaction gain of $55 million primarily related to USD denominated debt held by a foreign subsidiary and interest and dividend income of $25 million, partially offset by a net loss related to derivatives of $46 million and a net loss related to debt and equity investments of $20 million. Other expense, net for the six months ended June 30, 2025 was primarily comprised of a foreign currency transaction loss of $308 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net gain related to derivatives of $75 million, a gain related to debt and equity investments of $38 million, and interest and dividend income of $25 million.

Income taxes

Our effective income tax rate was 21.9% and 19.2% for the three and six months ended June 30, 2026, respectively, compared to 11.7% and 13.9% for the three and six months ended June 30, 2025, respectively. The effective tax rate for each of the periods was favorably impacted primarily by the mix of U.S. and foreign income, including Macau gaming profits which are exempt from complementary tax. In the current year periods, this benefit was partially offset by the non-tax deductible goodwill impairment.

Reportable Segment GAAP measure

“Segment Adjusted EBITDAR” is our reportable segment GAAP measure, which we utilize as the primary profit measure for our reportable segments and underlying operating segments. Segment Adjusted EBITDAR is a measure defined as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, triple net lease rent expense, income from unconsolidated affiliates, goodwill impairment, and also excludes corporate expense and stock compensation expense, which are not allocated to each operating segment. Triple net lease rent expense is the expense for rent to landlords under triple net operating leases for its domestic properties, the ground subleases of Beau Rivage and MGM National Harbor, and the land concessions at MGM China. “Segment Adjusted EBITDAR margin” is Segment Adjusted EBITDAR divided by related segment revenue.

Non-GAAP measures

“Same-Store Segment Adjusted EBITDAR” is Segment Adjusted EBITDAR further adjusted to exclude the Segment Adjusted EBITDAR of disposed operating segments from the beginning of the reporting period through the date of disposition. Accordingly, for Regional Operations, we have excluded the Segment Adjusted EBITDAR of MGM Northfield Park for the periods prior to its disposition on April 21, 2026, as applicable.

Same-Store Segment Adjusted EBITDAR is a non-GAAP measure and is presented solely as a supplemental disclosure to reported GAAP measures because management believes this measure is useful in providing meaningful period-to-period comparisons of the results of our operations for operating segments that were consolidated for the full period presented to assist users of the financial statements in reviewing operating performance over time. Same-Store Segment Adjusted EBITDAR should not be viewed as a measure of overall operating performance, considered in isolation, or as an alternative to our reportable segment GAAP measure or net income, or as an alternative to any other measure determined in accordance with generally accepted accounting principles, because this measure is not presented on a GAAP basis, and is provided for the limited purposes discussed herein. In addition, Same-Store Segment Adjusted EBITDAR may not be defined in the same manner by all companies and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies, and such differences may be material. A reconciliation of our reportable segment Segment Adjusted EBITDAR GAAP measure to Same-Store Segment Adjusted EBITDAR is included herein.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income attributable to MGM Resorts International	$292,433	$48,951	$417,569	$197,505
Plus: Net income attributable to noncontrolling interests	30,356	69,143	80,012	147,320
Net income	322,789	118,094	497,581	344,825
Provision for income taxes	90,731	15,662	118,188	55,715
Income before income taxes	413,520	133,756	615,769	400,540
Non-operating (income) expense:
Interest expense, net of amounts capitalized	102,129	105,584	202,818	212,853
Non-operating items from unconsolidated affiliates	(2,525)	4,055	(18)	3,793
Other, net	(9,488)	161,170	(13,691)	172,436
	90,116	270,809	189,109	389,082
Operating income	503,636	404,565	804,878	789,622
Preopening and start-up expenses	112	849	1,089	934
Property transactions, net	(286,695)	125	(272,475)	15,593
Goodwill impairment	111,019	—	111,019	—
Depreciation and amortization	282,315	241,975	546,040	478,419
Consolidated Adjusted EBITDA	$610,387	$647,514	$1,190,551	$1,284,568

Guarantor Financial Information

As of June 30, 2026, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facilities. Our registered principal debt arrangements are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our senior credit facilities or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing registered principal debt arrangements. The indentures governing the registered principal debt arrangements further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	June 30, 2026	December 31, 2025
Balance Sheet	(In thousands)
Current assets	$3,192,645	$3,086,445
Intercompany debt due from non-guarantor subsidiaries	3,102,098	3,000,104
Other long-term assets	26,279,503	27,668,633
Other current liabilities	2,061,267	2,201,703
Intercompany debt due to non-guarantor subsidiaries	2,198,733	2,198,874
Other long-term liabilities	27,427,462	28,641,498

Six Months Ended June 30, 2026
Income Statement	(In thousands)
Revenue	$5,430,194
Operating income	665,106
Intercompany interest income	146,101
Intercompany interest expense	(121,606)
Income before income taxes	515,416
Net income	389,408
Net income attributable to MGM Resorts International	364,913

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $1.1 billion in the six months ended June 30, 2026 compared to $1.2 billion in the prior year period. The decrease from the prior year period was due primarily to a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts, Regional Operations, and MGM China discussed within the Results of Operations section above, and changes in net working capital, partially offset by the change in cash paid (refunded) for income taxes.

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

Cash used in investing activities was $109 million in the six months ended June 30, 2026 compared to cash used in investing activities of $605 million in the prior year period. In the six months ended June 30, 2026, we made payments of $396 million in capital expenditures, as further discussed below, contributed $138 million to unconsolidated affiliates, and we received $507 million in net cash proceeds related to the sale of the operations of MGM Northfield Park. In comparison, in the prior year period we made payments of $496 million in capital expenditures, as further discussed below, and contributed $85 million to unconsolidated affiliates.

Capital Expenditures

We made capital expenditures of $396 million in the six months ended June 30, 2026, of which $77 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels and information technology.

We made capital expenditures of $496 million in the six months ended June 30, 2025, of which $111 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to room remodels, casino floor remodels and equipment, and information technology.

Financing activities. Cash used in financing activities was $551 million in the six months ended June 30, 2026 compared to cash used in financing activities of $1.1 billion in the prior year period. In the six months ended June 30, 2026, we had net repayments of debt of $141 million, as further discussed below, paid $262 million for repurchases of our common stock, and distributed $83 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $161 million, as further discussed below, paid $717 million for repurchases of our common stock, and distributed $80 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the six months ended June 30, 2026, we had net repayments of debt of $141 million, which primarily consisted of:
•net repayments of $141 million on MGM China’s revolving credit facility,
•the repayment of MGM China’s $750 million of aggregate principal amount 5.875% notes due 2026 upon maturity with borrowings under the MGM China revolving credit facility, and
•the issuance of MGM China’s $750 million of aggregate principal amount 6.25% notes due 2033 of which the proceeds were used to repay a portion of amounts outstanding under the MGM China revolving credit facility and general corporate purposes.

During the six months ended June 30, 2025, we had net repayments of debt of $161 million, which primarily consisted of the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025 at maturity, partially offset by net borrowings of $339 million on MGM China’s revolving credit facility, which were used to fund the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025.

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the six months ended June 30, 2026, we paid $262 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.4 billion as of June 30, 2026.

During the six months ended June 30, 2025, we paid $717 million relating to repurchases of our common stock pursuant to our stock repurchase plans.

In May 2026, upon shareholder approval, MGM China declared the final dividend for 2025 of $171 million, which was paid in June 2026, of which we received approximately $96 million and noncontrolling interests received approximately $75 million.

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

As of June 30, 2026, we had cash and cash equivalents of $2.5 billion, of which MGM China held $514 million, and we had $6.1 billion in principal amount of indebtedness, including $2.3 billion related to MGM China. No amounts were drawn on our revolving credit facility and, as of June 30, 2026, there was $344 million outstanding under MGM China’s revolving credit facility.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of June 30, 2026, are approximately $190 million to $210 million, excluding MGM China, and approximately $345 million to $365 million on a consolidated basis, which includes MGM China.

We are also required, as of June 30, 2026, to make annual contractual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of revenue at the properties on capital expenditures), in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2026 of approximately $575 million to $675 million on a consolidated basis, of which $75 million to $125 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence, which may require cash commitments in the future.

Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of JPY428 billion, which represents our expected approximate 43.5% equity share (our ownership percentage is expected to fluctuate over the equity funding period, with us holding an expected approximate 43.5% ownership interest upon completion of such fundings). We expect to fund the estimated remaining amount of approximately JPY335.9 billion (approximately $2.1 billion as of June 30, 2026) on a quarterly basis through 2028, of which a portion we expect to fund with the proceeds from the senior secured yen credit facility. In July 2026, we funded JPY2.9 billion (approximately $18 million) of the committed amount. Project costs may increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

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

As of June 30, 2026, variable rate borrowings represented approximately 11% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30, 2026
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$400	$1,425	$750	$850	$—	$2,001	$5,426	$5,421
Average interest rate	4.6%	5.1%	4.8%	6.1%	N/A	6.6%	5.7%
Variable rate	$—	$—	$—	$—	$677	$—	$677	$677
Average interest rate	N/A	N/A	N/A	N/A	4.0%	N/A	4.0%

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
•risks relating to our consideration of any acquisition proposal from People Incorporated and any actions taken by us in respect of any such proposal, including with respect to the negotiation and entry (or failure to enter) into an agreement involving the acquisition of our equity interests or our business and our ability to consummate such a transaction on any timeline or at all;
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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about share repurchases of our common stock during the quarter ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program(1)
Period				(In thousands)
April 1, 2026 — April 30, 2026	—	$—	—	$1,522,481
May 1, 2026 — May 31, 2026	4,300,599	$37.64	4,300,599	$1,360,599
June 1, 2026 — June 30, 2026	—	$—	—	$1,360,599
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

In April 2025, we announced that the Board of Directors had authorized a $2.0 billion stock repurchase plan. Under the stock repurchase plan, we may repurchase shares from time to time in the open market or in privately negotiated agreements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be purchased when we might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of stock repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All shares repurchased during the quarter ended June 30, 2026 were purchased pursuant to our publicly announced stock repurchase plan and have been retired.

Item 5.        Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)).

Item 6.        Exhibits

4.1
Indenture governing the 6.25% senior notes due 2033, dated as of May 13, 2026, between MGM China Holdings Limited and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2026).

10.1	Third Amendment to Amended and Restated Master Lease, dated as of April 21, 2026, by and between MGP Lessor, LLC and MGM Lessee, LLC.

10.2	Amendment to Shareholders’ Agreement, dated April 20, 2026, by and between ORIX Corporation and MGM Resorts Japan, LLC.

10.3
Voting Agreement, dated April 3, 2026, by and among the Company, IAC Inc. and Barry Diller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 7, 2026).

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: July 29, 2026	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: July 29, 2026		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer (Principal Financial Officer)