Form 10-Q
period 2026-09-30
MGM Resorts International
filed 2026-10-28
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2026
Common Stock, $0.01 par value	253,010,547 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION

Item 1.         Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,395,957	$2,062,994
Accounts receivable, net	1,072,242	1,122,940
Inventories	123,509	124,535
Income tax receivable	36,114	220,154
Prepaid expenses and other	560,981	486,419
Assets held for sale	—	315,382
Total current assets	4,188,803	4,332,424
Property and equipment, net	6,170,440	6,305,614
Investments in and advances to unconsolidated affiliates	673,379	536,066
Goodwill	4,765,627	4,901,960
Other intangible assets, net	1,229,520	1,356,676
Operating lease right-of-use assets, net	21,547,868	23,002,707
Deferred income taxes	128,321	89,792
Other long-term assets, net	770,114	848,547
	$39,474,072	$41,373,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and construction payable	$425,490	$421,502
Accrued interest on long-term debt	95,314	71,845
Other accrued liabilities	2,864,055	2,993,179
Liabilities related to assets held for sale	—	25,581
Total current liabilities	3,384,859	3,512,107
Deferred income taxes	2,591,836	2,617,067
Long-term debt, net	5,668,986	6,230,141
Operating lease liabilities	23,749,751	24,962,742
Other long-term obligations	701,378	775,411
Total liabilities	36,096,810	38,097,468
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	8,527	21,777
Stockholders' equity
Common stock, $0.01 par value: authorized 1,000,000,000 shares, issued and outstanding 251,601,576 and 258,323,143 shares	2,516	2,583
Capital in excess of par value	11,536	—
Retained earnings	2,291,614	2,106,836
Accumulated other comprehensive income	198,743	320,498
Total MGM Resorts International stockholders' equity	2,504,409	2,429,917
Noncontrolling interests	864,326	824,624
Total stockholders’ equity	3,368,735	3,254,541
	$39,474,072	$41,373,786
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Casino	$2,304,393	$2,293,996	$7,066,433	$6,875,942
Rooms	762,999	795,236	2,479,996	2,519,045
Food and beverage	741,476	748,597	2,348,648	2,296,949
Entertainment, retail and other	403,023	412,635	1,222,525	1,240,480
	4,211,891	4,250,464	13,117,602	12,932,416
Expenses
Casino	1,354,872	1,321,774	4,053,705	3,899,934
Rooms	281,278	266,767	842,944	819,682
Food and beverage	576,304	554,554	1,735,318	1,691,482
Entertainment, retail and other	266,022	261,772	782,788	759,081
General and administrative	1,228,504	1,240,178	3,774,596	3,618,767
Corporate expense	133,485	125,257	402,138	391,704
Preopening and start-up expenses	129	31	1,218	965
Property transactions, net	7,578	101,775	(264,897)	117,368
Goodwill impairment	—	256,133	111,019	256,133
Depreciation and amortization	276,399	260,717	822,439	739,136
	4,124,571	4,388,958	12,261,268	12,294,252
Income from unconsolidated affiliates	31,364	25,642	67,228	38,606
Operating income (loss)	118,684	(112,852)	923,562	676,770
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,607)	(102,287)	(305,425)	(315,140)
Non-operating items from unconsolidated affiliates	(1,780)	5,942	(1,762)	2,149
Other, net	7,597	(10,390)	21,288	(182,826)
	(96,790)	(106,735)	(285,899)	(495,817)
Income (loss) before income taxes	21,894	(219,587)	637,663	180,953
Benefit (provision) for income taxes	17,313	12,858	(100,875)	(42,857)
Net income (loss)	39,207	(206,729)	536,788	138,096
Less: Net income attributable to noncontrolling interests	(56,315)	(78,526)	(136,327)	(225,846)
Net income (loss) attributable to MGM Resorts International	$(17,108)	$(285,255)	$400,461	$(87,750)

Earnings (loss) per share
Basic	$(0.07)	$(1.05)	$1.54	$(0.32)
Diluted	$(0.07)	$(1.05)	$1.52	$(0.32)
Weighted average common shares outstanding
Basic	251,964	272,517	254,105	277,610
Diluted	251,964	272,517	257,442	277,610
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$39,207	$(206,729)	$536,788	$138,096
Foreign currency translation	(4,154)	(6,199)	(128,980)	408,933
Comprehensive income (loss)	35,053	(212,928)	407,808	547,029
Less: Comprehensive income attributable to noncontrolling interests	(55,927)	(86,003)	(129,102)	(225,720)
Comprehensive income (loss) attributable to MGM Resorts International	$(20,874)	$(298,931)	$278,706	$321,309
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$536,788	$138,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	822,439	739,136
Amortization of debt discounts and issuance costs	18,896	20,250
Provision for credit losses	73,622	39,364
Stock-based compensation	65,829	59,384
Foreign currency transaction (gain) loss	(67,460)	285,452
Property transactions, net	(264,897)	117,368
Goodwill impairment	111,019	256,133
Noncash lease expense	326,594	382,965
Other investment losses (gains)	63,806	(35,275)
Income from unconsolidated affiliates	(65,466)	(40,755)
Distributions from unconsolidated affiliates	10,305	8,245
Deferred income taxes	(64,388)	(2,850)
Change in operating assets and liabilities:
Accounts receivable	(20,716)	127,552
Inventories	787	13,410
Income taxes receivable and payable, net	172,560	87,491
Prepaid expenses and other	(70,803)	(82,177)
Accounts payable and accrued liabilities	(36,130)	(204,858)
Other	46,281	(34,548)
Net cash provided by operating activities	1,659,066	1,874,383
Cash flows from investing activities
Capital expenditures	(617,706)	(772,472)
Dispositions of property and equipment	6,630	613
Investments in unconsolidated affiliates	(154,917)	(208,343)
Proceeds from sale of operating resorts	513,462	—
Distributions from unconsolidated affiliates	30,118	70,756
Investments and other	(98,137)	(30,763)
Net cash used in investing activities	(320,550)	(940,209)
Cash flows from financing activities
Net borrowings (repayments) of debt - maturities of 90 days or less	(153,555)	289,543
Issuance of long-term debt	750,000	—
Repayment of long-term debt	(1,150,000)	(500,000)
Debt issuance costs	(9,620)	(40,839)
Distributions to noncontrolling interest owners	(138,866)	(158,747)
Repurchases of common stock	(262,499)	(717,175)
Other	(64,655)	(105,182)
Net cash used in financing activities	(1,029,195)	(1,232,400)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(8,864)	16,088
Change in cash and cash equivalents classified as assets held for sale	31,802	—
Cash, cash equivalents, and restricted cash
Net change for the period	332,259	(282,138)
Balance, beginning of period	2,150,364	2,503,064
Balance, end of period	$2,482,623	$2,220,926
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$263,159	$269,489
Income tax refunds received, net	(9,413)	(34,389)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, July 1, 2026	251,586	$2,516	$—	$2,308,750	$202,509	$2,513,775	$853,879	$3,367,654
Net income (loss)	—	—	—	(17,108)	—	(17,108)	57,114	40,006
Currency translation adjustment	—	—	—	—	(3,766)	(3,766)	(388)	(4,154)
Stock-based compensation	—	—	14,050	—	—	14,050	886	14,936
Issuance of common stock pursuant to stock-based compensation awards	16	—	(325)	—	—	(325)	—	(325)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(55,929)	(55,929)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(931)	(28)	—	(959)	—	(959)
Other	—	—	(1,258)	—	—	(1,258)	8,764	7,506
Balances, September 30, 2026	251,602	$2,516	$11,536	$2,291,614	$198,743	$2,504,409	$864,326	$3,368,735

Balances, January 1, 2026	258,323	$2,583	$—	$2,106,836	$320,498	$2,429,917	$824,624	$3,254,541
Net income	—	—	—	400,461	—	400,461	157,403	557,864
Currency translation adjustment	—	—	—	—	(121,755)	(121,755)	(7,225)	(128,980)
Stock-based compensation	—	—	60,289	—	—	60,289	5,299	65,588
Issuance of common stock pursuant to stock-based compensation awards	78	1	(855)	—	—	(854)	—	(854)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(138,952)	(138,952)
Repurchases of common stock	(6,799)	(68)	(37,398)	(215,736)	—	(253,202)	—	(253,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(8,587)	52	—	(8,535)	—	(8,535)
Other	—	—	(1,913)	1	—	(1,912)	23,177	21,265
Balances, September 30, 2026	251,602	$2,516	$11,536	$2,291,614	$198,743	$2,504,409	$864,326	$3,368,735

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

As of September 30, 2026, the Company’s domestic casino resorts include the following integrated casino, hotel and entertainment resorts in Las Vegas, Nevada: Aria (including Vdara), Bellagio, The Cosmopolitan of Las Vegas (“The Cosmopolitan”), MGM Grand Las Vegas (including The Signature), Mandalay Bay (including W Las Vegas and Four Seasons), Luxor, New York-New York, Park MGM (including The Reserve at Park MGM), and Excalibur. The Company also operates MGM Grand Detroit in Detroit, Michigan, MGM National Harbor in Prince George’s County, Maryland, MGM Springfield in Springfield, Massachusetts, Borgata in Atlantic City, New Jersey, Empire City in Yonkers, New York, and Beau Rivage in Biloxi, Mississippi. Additionally, the Company operates The Park, a dining and entertainment district located between New York-New York and Park MGM. The Company leases the real estate assets of its domestic properties pursuant to triple net lease agreements.

As of September 30, 2026, the Company has an approximate 56% controlling interest in MGM China Holdings Limited (together with its subsidiaries, “MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”). MGM Grand Paradise owns and operates MGM Macau and MGM Cotai, two integrated casino, hotel and entertainment resorts in Macau, as well as the related gaming concession and land concessions.

The Company also owns LV Lion Holding Limited (together with its subsidiaries, “LeoVegas”), a consolidated subsidiary that has global online gaming operations headquartered in Sweden and Malta. Additionally, the Company has a 50% ownership interest in BetMGM, LLC (“BetMGM North America Venture”), an unconsolidated affiliate, which provides online sports betting and gaming in certain jurisdictions in North America. As of September 30, 2026, the Company also has a 40% ownership interest in MGM Osaka Corporation (“MGM Osaka”), an unconsolidated affiliate, which is developing an integrated resort in Osaka, Japan. In October 2026, the Company’s ownership interest in MGM Osaka increased to approximately 41% due to equity funding by the Company; refer to Note 8.

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

Equity investments. Fair value is measured based upon trading prices on the applicable securities exchange for equity investments accounted for under ASC 321 that have a readily determinable fair value. The fair value of these investments was $289 million and $355 million as of September 30, 2026 and December 31, 2025, respectively, and is reflected within “Other long-term assets, net” on the consolidated balance sheets. Gains and losses are recorded in “Other, net” in the statements of operations. For the three and nine months ended September 30, 2026 the Company recorded a net loss on its equity investments of $44 million and $66 million, respectively. For the three months ended September 30, 2025, the Company recorded a net loss on its equity investments of $6 million. For the nine months ended September 30, 2025, the Company recorded a net gain on its equity investments of $27 million.

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

As of September 30, 2026, the Company has forward currency exchange contracts to manage its exposure to changes in foreign currency exchange rates. As of September 30, 2026, the fair value of derivatives classified as assets were $1 million in long-term assets and those classified as liabilities were $28 million in current liabilities. As of December 31, 2025, the fair value of derivatives classified as liabilities were $88 million, with $69 million in current liabilities and $19 million in long-term liabilities.

For the three months ended September 30, 2026, the Company recorded a net gain on its derivatives of $24 million and for the nine months ended September 30, 2026 the Company recorded a net loss on derivatives of $21 million. For the three months ended September 30, 2025, the Company recorded a net loss on its derivatives of $41 million and for the nine months ended September 30, 2025, the Company recorded a net gain on its derivatives of $34 million.

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

The following table presents information regarding the Company’s debt investments:

	Fair value level	September 30, 2026	December 31, 2025
		(In thousands)
Cash and cash equivalents:
Money market funds	Level 1	$242,788	$158,564
Cash and cash equivalents		242,788	158,564
Short-term investments:
U.S. government securities	Level 1	65,238	62,267
Corporate bonds	Level 2	136,222	135,211
Asset-backed securities	Level 2	11,927	12,681
Short-term investments		213,387	210,159
Total debt investments		$456,175	$368,723

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with effective maturities of 90 days or less at the date of purchase. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of those instruments (Level 1).

Restricted cash. MGM China’s pledged cash of $87 million for each of September 30, 2026 and December 31, 2025, securing the bank guarantees discussed in Note 8 is restricted in use and classified within “Other long-term assets, net.” Such amounts plus “Cash and cash equivalents” on the consolidated balance sheets equal “Cash, cash equivalents, and restricted cash” on the consolidated statements of cash flows as of September 30, 2026 and December 31, 2025.

Accounts receivable. As of September 30, 2026 and December 31, 2025, the loss reserve on accounts receivable was $166 million and $139 million, respectively.

Goodwill. During the nine months ended September 30, 2026, the Company recorded a goodwill impairment charge of $111 million relating to a reporting unit within the MGM Digital reportable segment.

During the three and nine months ended September 30, 2025, the Company recorded a goodwill impairment charge of $256 million relating to the Empire City reporting unit within the Regional Operations reportable segment. The value of the Empire City reporting unit had been dependent upon the Company obtaining a commercial gaming license and the timing thereof, as well as other assumptions related to constructing and operating a commercial gaming facility. In the third quarter of 2025, the competitive and economic assumptions underpinning the Company’s return expectations on its investment in a commercial gaming facility changed, which led the Company to determine it would withdraw its application for a commercial gaming license for Empire City. Accordingly, the Company performed an interim impairment test and, as a result of the decrease in forecasted cash flows, the carrying value of Empire City exceeded its fair value. As such, the Company recorded an impairment of the full amount of the Empire City reporting unit’s goodwill.

Accounts payable. As of September 30, 2026 and December 31, 2025, the Company had accrued $75 million and $83 million, respectively, for purchases of property and equipment within “Accounts and construction payable” on the consolidated balance sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities. The January 1, 2026 balances exclude liabilities related to assets held for sale. See Note 4.

	Outstanding Chip Liability		Loyalty Program		Customer Advances and Other
	2026	2025	2026	2025	2026	2025
	(In thousands)
Balance at January 1	$204,020	$215,710	$216,579	$215,005	$860,126	$825,236
Balance at September 30	177,755	187,067	215,817	217,802	851,424	789,532
Increase (decrease)	$(26,265)	$(28,643)	$(762)	$2,797	$(8,702)	$(35,704)

Revenue by source. The Company presents the revenue earned disaggregated by the type or nature of the good or service (casino, rooms, food and beverage, and entertainment, retail and other) within Note 11.

Leases. Refer to Note 7 for information regarding leases under which the Company is a lessee. The Company is a lessor under certain other lease arrangements. Lease revenue earned by the Company from third parties is classified within the line item corresponding to the type or nature of the tenant’s good or service. For the three and nine months ended September 30, 2026, lease revenue from third-party tenants include $18 million and $51 million recorded within food and beverage revenue, respectively, and $29 million and $88 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. For the three and nine months ended September 30, 2025, lease revenue from third-party tenants include $18 million and $54 million recorded within food and beverage revenue, respectively, and $30 million and $88 million recorded within entertainment, retail, and other revenue for the same such periods, respectively. Lease revenue from the rental of hotel rooms are recorded as rooms revenue within the consolidated statements of operations.

Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.”

Property transactions, net for the nine months ended September 30, 2026 included a $253 million gain related to the MGM Northfield Park sale, as discussed in Note 4, and a $51 million gain related to the partial termination of the VICI lease, as discussed in Note 7.

Property transactions, net for the three and nine months ended September 30, 2025 included $93 million of write-downs and impairments related to the Company determining it would withdraw its application for a commercial gaming license for Empire City, which primarily consist of an impairment of $52 million relating to Empire City’s existing gaming license.

Currency translation. For the three and nine months ended September 30, 2026, the Company recorded foreign currency transaction gain of $12 million and $67 million, respectively. For the three months ended September 30, 2025, the Company recorded foreign currency transaction gain of $23 million. For the nine months ended September 30, 2025, the Company recorded foreign currency transaction loss of $285 million.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates were $673 million and $536 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s share of losses of BetMGM North America Venture in excess of its equity method investment balance is $128 million and $160 million as of September 30, 2026 and December 31, 2025, respectively, which is recorded within “Other accrued liabilities” on the consolidated balance sheets.

The Company recorded its share of income from unconsolidated affiliates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Income from unconsolidated affiliates	$31,364	$25,642	$67,228	$38,606
Non-operating items from unconsolidated affiliates	(1,780)	5,942	(1,762)	2,149
	$29,584	$31,584	$65,466	$40,755

The following table summarizes the Company’s share of operating income from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
BetMGM North America Venture	$26,743	$23,725	$57,200	$30,294
Other	4,621	1,917	10,028	8,312
	$31,364	$25,642	$67,228	$38,606

BetMGM North America Venture. In the three and nine months ended September 30, 2026, the Company received $25 million in distributions from BetMGM North America Venture.

NOTE 4 — DIVESTITURES

MGM Northfield Park sale. In April 2026, the Company completed the sale of the operations of MGM Northfield Park to private equity funds managed by Clairvest Group Inc. for cash consideration of $546 million, or $540 million, net of purchase price adjustments and transaction costs. At closing, the master lease between the Company and VICI Properties, Inc. (“VICI”) was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent. The Company recognized a $253 million gain recorded within “Property transactions, net” which reflects the net cash consideration, above, less the net carrying value of the assets and liabilities derecognized of $286 million. The transaction did not meet the criteria for presentation as a discontinued operation.

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

MGM Springfield agreement. In March 2026, the Company entered into an agreement to sell the operations of MGM Springfield to private equity funds managed by Clairvest Group Inc. for $443 million, subject to certain purchase price adjustments. The agreement provides for several termination rights if certain events do not occur, or do not occur within a specified period of time, as well as various other regulatory, governmental, and third party consents, agreements, and approvals, among other conditions, many of which are outside of the Company’s control.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Senior secured yen credit facility	$344,239	$346,528
MGM China revolving credit facility	331,371	488,247
5.875% MGM China senior notes, due 2026	—	750,000
4.625% senior notes, due 2026	—	400,000
5.5% senior notes, due 2027	675,000	675,000
4.75% MGM China senior notes, due 2027	750,000	750,000
4.75% senior notes, due 2028	750,000	750,000
6.125% senior notes, due 2029	850,000	850,000
7.125% MGM China senior notes, due 2031	500,000	500,000
6.5% senior notes, due 2032	750,000	750,000
6.25% MGM China senior notes, due 2033	750,000	—
7% debentures, due 2036	552	552
	5,701,162	6,260,327
Less: Unamortized discounts and debt issuance costs, net	(32,176)	(30,186)
	$5,668,986	$6,230,141

Debt due within one year of the applicable balance sheet date were classified as long-term as the Company had both the intent and ability to refinance the debt on a long-term basis.

Senior secured credit facility. At September 30, 2026, the Company’s senior secured credit facility consisted of a $2.3 billion revolving credit facility, of which no amounts were drawn.

The Company’s senior secured credit facility contains customary representations and warranties, events of default and positive, negative, and financial covenants. The Company was in compliance with its credit facility covenants at September 30, 2026.

Senior secured yen credit facility. At September 30, 2026 the Company’s senior secured yen credit facility consisted of a JPY54.2 billion term loan A facility with an option to increase the amount of the credit facility up to JPY67.8 billion. At September 30, 2026, the interest rate was 3.16%.

The Company’s senior secured yen credit facility also contains customary representations and warranties, events of default, and positive, negative, and financial covenants. The Company was in compliance with its credit facility covenants at September 30, 2026.

Senior notes. In September 2026, the Company repaid its $400 million 4.625% notes due 2026 upon maturity.

MGM China revolving credit facility. At September 30, 2026, the MGM China revolving credit facility consisted of a HK$23.4 billion (approximately $3.0 billion) senior unsecured revolving credit facility. At September 30, 2026, the weighted average interest rate was 4.95%.

The MGM China revolving credit facility contains customary representations and warranties, events of default, and positive, negative, and financial covenants. MGM China was in compliance with its credit facility covenants at September 30, 2026.

MGM China senior notes. In May 2026, MGM China repaid its $750 million in aggregate principal amount of 5.875% notes due 2026 at maturity.

In May 2026, MGM China issued $750 million in aggregate principal amount of 6.25% notes due 2033.

In June 2025, MGM China repaid its $500 million in aggregate principal amount of 5.25% notes due 2025 at maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt was $5.6 billion and $6.3 billion at September 30, 2026 and December 31, 2025, respectively.

NOTE 6 — INCOME TAXES

For interim income tax reporting the Company estimates its annual effective income tax rate and applies it to its year-to-date ordinary income. The income tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was a benefit of 79.1% and a provision of 15.8% on income before income taxes for the three and nine months ended September 30, 2026, respectively, and was a benefit of 5.9% on loss before income taxes and a provision of 23.7% on income before income taxes for the three and nine months ended September 30, 2025, respectively.

NOTE 7 — LEASES

The Company leases real estate, land underlying certain of its properties, and various equipment under operating and, to a lesser extent, finance lease arrangements.

The VICI lease. As of September 30, 2026, the Company leases the real estate assets of Luxor, New York-New York, Park MGM, Excalibur, The Park, MGM Grand Detroit, Beau Rivage, Borgata, Empire City, MGM National Harbor and MGM Springfield from VICI. The VICI lease commenced April 29, 2022 and has an initial term of 25 years, with three 10-year renewal periods, exercisable at the Company’s option, with a fixed 2% rent escalator for the first 10 years, and thereafter, an escalator equal to the greater of 2% and the CPI increase during the prior year subject to a cap of 3%. Additionally, the VICI lease provides VICI with a right of first offer with respect to any further gaming development by the Company on the undeveloped land adjacent to Empire City, which VICI may exercise should the Company elect to sell the property.

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

Other information. Components of lease costs and other information related to the Company’s leases were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost, primarily classified within “General and administrative”(1)	$554,973	$571,058	$1,684,630	$1,719,519

Finance lease costs
Interest expense	$4,039	$3,918	$11,194	$12,304
Amortization expense	18,650	18,727	55,792	54,929
Total finance lease costs	$22,689	$22,645	$66,986	$67,233
(1) Operating lease cost includes $83 million for each of the three months ended September 30, 2026 and 2025 and $248 million for each of the nine months ended September 30, 2026 and 2025 related to the Bellagio lease, which is held with a related party.

	September 30, 2026	December 31, 2025
	(In thousands)
Operating leases
Operating lease ROU assets, net(1)	$21,547,868	$23,002,707
Operating lease liabilities - current, classified within “Other accrued liabilities”	$110,993	$106,005
Operating lease liabilities - long-term(2)	23,749,751	24,962,742
Total operating lease liabilities	$23,860,744	$25,068,747

Finance leases
Finance lease ROU assets, net, classified within “Property and equipment, net”	$182,669	$236,861
Finance lease liabilities - current, classified within “Other accrued liabilities”	$78,844	$76,913
Finance lease liabilities - long-term, classified within “Other long-term obligations”	122,524	178,053
Total finance lease liabilities	$201,368	$254,966

Weighted average remaining lease term (years)
Operating leases	23	23
Finance leases	9	9

Weighted average discount rate (%)
Operating leases	7	7
Finance leases	6	6
(1) As of September 30, 2026 and December 31, 2025, operating lease right-of-use assets (“ROU”), net included $3.3 billion related to the Bellagio lease.
(2) As of September 30, 2026 and December 31, 2025, operating lease liabilities – long-term included $3.8 billion related to the Bellagio lease. As of September 30, 2026 and December 31, 2025, operating lease liabilities – current included $14 million and $9 million related to the Bellagio lease, respectively.

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash outflows from operating leases	$1,386,468	$1,403,082
Operating cash outflows from finance leases	11,194	12,304
Financing cash outflows from finance leases(1)	54,268	52,952

ROU assets obtained in exchange for new lease liabilities
Operating leases	$9,401	$5,570
Finance leases	7,790	6,130
(1) Included within “Other” within “Cash flows from financing activities” on the consolidated statements of cash flows.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,	(In thousands)
2026 (excluding the nine months ended September 30, 2026)	$457,298	$25,209
2027	1,860,590	83,031
2028	1,891,015	32,106
2029	1,921,465	8,294
2030	1,954,344	7,436
Thereafter	43,833,648	114,210
Total future minimum lease payments	51,918,360	270,286
Less: Amount of lease payments representing interest	(28,057,616)	(68,918)
Present value of future minimum lease payments	23,860,744	201,368
Less: Current portion	(110,993)	(78,844)
Long-term portion of lease liabilities	$23,749,751	$122,524

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments and guarantees. MGM China bank guarantees. In connection with the issuance of the gaming concession in January 2023, bank guarantees were provided to the government of Macau in the amount of MOP1 billion (approximately $124 million as of September 30, 2026) to warrant the fulfillment of labor liabilities and of damages or losses that may result if there is noncompliance with the concession. The guarantees expire 180 days after the end of the concession term. As of September 30, 2026, MOP700 million of the bank guarantees (approximately $87 million) were secured by pledged cash.

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

MGM Osaka guarantees. The Company provides for guarantees (1) in the amount of JPY12.65 billion (approximately $80 million as of September 30, 2026) for 50% of MGM Osaka’s obligations to Osaka under various agreements related to the venture’s development of an integrated resort in Osaka, Japan and (2) of an uncapped amount to provide funding to MGM Osaka, if necessary, for the completion of the construction and full opening of the integrated resort. The guarantees expire when the obligations relating to the full opening of the integrated resort are fulfilled. The guarantees are accounted for under ASC 460 at fair value; such value is immaterial. Additionally, the Company’s ownership interest in MGM Osaka, which had a carrying value of $576 million as of September 30, 2026, is pledged as collateral for MGM Osaka’s obligations under its credit agreement.

MGM Osaka funding commitment. In connection with MGM Osaka’s development of an integrated resort, the Company has commitments to fund MGM Osaka of JPY428 billion, of which an estimated amount of approximately JPY333.0 billion (approximately $2.1 billion) remains to be funded as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company funded JPY2.9 billion (approximately $18 million) and JPY23.9 billion (approximately $155 million) of the committed amount, respectively. Subsequent to September 30, 2026, in October 2026, the Company funded JPY19.4 billion (approximately $123 million) of the committed amount. During the three and nine months ended September 30, 2025, the Company funded JPY18.4 billion (approximately $123 million) and JPY30.7 billion (approximately $208 million) of the committed amount, respectively. The fundings are recognized as contributions to investment in unconsolidated affiliates.

Other guarantees. The Company and its subsidiaries are party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $1.35 billion. At September 30, 2026, $25 million in letters of credit were outstanding under the Company’s senior credit facility. The amount of available borrowings under the credit facility is reduced by any outstanding letters of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$(17,108)	$(285,255)	$400,461	$(87,750)
Adjustment related to redeemable noncontrolling interests	(959)	(377)	(8,535)	(387)
Net income (loss) available to common stockholders – basic and diluted	$(18,067)	$(285,632)	$391,926	$(88,137)
Denominator:
Weighted-average common shares outstanding – basic	251,964	272,517	254,105	277,610
Potential dilution from stock-based awards	—	—	3,337	—
Weighted-average common and common equivalent shares – diluted	251,964	272,517	257,442	277,610

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

During the nine months ended September 30, 2026, the Company repurchased approximately 7 million shares of its common stock for an aggregate amount of $253 million. Repurchased shares were retired. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.4 billion as of September 30, 2026.

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

MGM China. MGM China primarily consists of MGM Macau and MGM Cotai.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	(In thousands)
Las Vegas Strip Resorts
Casino	$488,187	$450,273	$1,536,856	$1,445,113
Rooms	621,578	660,488	2,089,998	2,145,387
Food and beverage	538,257	547,298	1,747,599	1,718,285
Entertainment, retail and other	306,318	326,578	930,362	966,664
	1,954,340	1,984,637	6,304,815	6,275,449
Regional Operations
Casino	626,313	695,938	1,979,195	2,078,028
Rooms	90,358	87,162	242,428	233,700
Food and beverage	112,331	118,206	335,864	342,862
Entertainment, retail and other	54,202	55,569	167,725	167,316
	883,204	956,875	2,725,212	2,821,906
MGM China
Casino	981,403	947,483	2,914,225	2,820,732
Rooms	51,062	47,586	147,570	139,958
Food and beverage	90,889	83,092	265,185	235,801
Entertainment, retail and other	14,813	9,567	34,103	28,802
	1,138,167	1,087,728	3,361,083	3,225,293
MGM Digital
Casino	183,666	174,027	562,715	465,946

Reportable segment revenue	4,159,377	4,203,267	12,953,825	12,788,594
Corporate and other	52,514	47,197	163,777	143,822
Total revenue	$4,211,891	$4,250,464	$13,117,602	$12,932,416

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts
Revenue	$1,954,340	$1,984,637	$6,304,815	$6,275,449
Less:
Payroll related expense	682,427	639,265	2,034,876	1,967,561
Cost of sales	126,982	126,193	395,031	383,876
Gaming taxes	52,118	53,038	165,664	166,072
Other segment items(1)	562,032	565,272	1,694,138	1,635,415
Segment Adjusted EBITDAR	530,781	600,869	2,015,106	2,122,525

Regional Operations
Revenue	883,204	956,875	2,725,212	2,821,906
Less:
Payroll related expense	235,038	237,540	706,149	698,726
Cost of sales	39,755	41,101	116,472	119,162
Gaming taxes	163,134	191,899	527,653	572,285
Other segment items(1)	202,655	190,814	592,663	548,514
Segment Adjusted EBITDAR	242,622	295,521	782,275	883,219

MGM China
Revenue	1,138,167	1,087,728	3,361,083	3,225,293
Less:
Payroll related expense	174,607	157,782	508,018	457,766
Cost of sales	33,109	30,284	94,583	85,134
Gaming taxes	504,797	482,213	1,501,762	1,431,132
Other segment items(1)	161,676	133,459	462,559	380,364
Segment Adjusted EBITDAR	263,978	283,990	794,161	870,897

MGM Digital
Revenue	183,666	174,027	562,715	465,946
Less:
Payroll related expense	29,940	34,803	94,367	97,194
Marketing costs	54,967	67,838	218,654	192,633
Gaming taxes	53,944	42,730	156,251	112,919
Other segment items(2)	49,024	51,904	154,138	146,539
Segment Adjusted EBITDAR	(4,209)	(23,248)	(60,695)	(83,339)

Total Segment Adjusted EBITDAR	1,033,172	1,157,132	3,530,847	3,793,302

Corporate and other, net	(112,843)	(112,312)	(339,016)	(347,987)
Preopening and start-up expenses	(129)	(31)	(1,218)	(965)
Property transactions, net	(7,578)	(101,775)	264,897	(117,368)
Goodwill impairment	—	(256,133)	(111,019)	(256,133)
Depreciation and amortization	(276,399)	(260,717)	(822,439)	(739,136)
Triple net lease rent expense	(548,903)	(564,658)	(1,665,718)	(1,693,549)
Income from unconsolidated affiliates	31,364	25,642	67,228	38,606
Operating income (loss)	118,684	(112,852)	923,562	676,770
Non-operating income (expense)
Interest expense, net of amounts capitalized	(102,607)	(102,287)	(305,425)	(315,140)
Non-operating items from unconsolidated affiliates	(1,780)	5,942	(1,762)	2,149
Other, net	7,597	(10,390)	21,288	(182,826)
	(96,790)	(106,735)	(285,899)	(495,817)
Income (loss) before income taxes	21,894	(219,587)	637,663	180,953
Benefit (provision) for income taxes	17,313	12,858	(100,875)	(42,857)
Net income (loss)	39,207	(206,729)	536,788	138,096
Less: Net income attributable to noncontrolling interests	(56,315)	(78,526)	(136,327)	(225,846)
Net income (loss) attributable to MGM Resorts International	$(17,108)	$(285,255)	$400,461	$(87,750)
(1) Other segment items primarily include corporate allocations, service provider costs, promotional expense, and other miscellaneous expenses.
(2)Other segment items primarily include third party game provider fees, service provider costs, and other miscellaneous expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:	(In thousands)
Las Vegas Strip Resorts	$91,361	$145,282	$236,105	$370,651
Regional Operations	33,481	41,973	85,311	105,843
MGM China	42,713	47,075	119,227	158,394
MGM Digital	21,475	19,913	63,729	59,767
Reportable segment capital expenditures	189,030	254,243	504,372	694,655
Corporate and other	32,631	21,746	113,334	77,817
	$221,661	$275,989	$617,706	$772,472

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

Updates to Strategic Business Developments

In April 2026, we completed the sale of the operations of MGM Northfield Park for cash consideration of $546 million, or $540 million, net of purchase price adjustments and transaction costs. Refer to Note 4 in the accompanying consolidated financial statements for discussion of this transaction. At closing, the master lease between the Company and VICI was amended to remove MGM Northfield Park and to reflect a $53 million reduction in annual cash rent.

In March 2026, we entered into an agreement to sell the operations of MGM Springfield to private equity funds managed by Clairvest Group Inc. for $443 million, subject to certain purchase price adjustments. The agreement provides for several termination rights if certain events do not occur, or do not occur within a specified period of time, as well as various other regulatory, governmental, and third party consents, agreements, and approvals, among other conditions, many of which are outside of our control.

In September 2026, MGM Digital ceased operations in Brazil pending resolution to a government order temporarily banning fixed-odds betting and online casino games.

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

Results of Operations

Summary Operating Results

The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$4,211,891	$4,250,464	$13,117,602	$12,932,416
Operating income (loss)	118,684	(112,852)	923,562	676,770
Net income (loss)	39,207	(206,729)	536,788	138,096
Net income (loss) attributable to MGM Resorts International	(17,108)	(285,255)	400,461	(87,750)
Revenue for the three months ended September 30, 2026 decreased 1% compared to the prior year quarter due primarily to revenue from Regional Operations decreasing 8% and Las Vegas Strip Resorts decreasing 2%, partially offset by revenue from MGM China increasing 5% and MGM Digital increasing 6%, each as compared to the prior year quarter.

Operating income was $119 million for the three months ended September 30, 2026 compared to a loss of $113 million the prior year quarter due primarily to $256 million of a goodwill impairment charge and $93 million of other write-downs and impairments related to Empire City recorded within “Property transactions, net” in the prior year quarter.

Revenue for the nine months ended September 30, 2026 increased 1% compared to the prior year period due primarily to revenue from MGM China increasing 4% and MGM Digital increasing 21%, partially offset by revenue from Regional Operations decreasing 3%, while Las Vegas Strip Resorts was flat, each as compared to the prior year period.

Operating income increased 36% for the nine months ended September 30, 2026 compared to the prior year period. The increase was due primarily to a gain of $265 million in “Property transactions, net” for the current year period, of which $253 million related to the gain on sale of the operations of MGM Northfield Park, the $185 million increase in revenue, and $256 million of a goodwill impairment charge and $93 million of other write-downs and impairments related to Empire City recorded within “Property transactions, net” in the prior year period, partially offset by a goodwill impairment charge of $111 million in the current year period, the receipt of $87 million of business interruption proceeds in the prior year period related to the September 2023 cybersecurity issue, and an increase of $83 million in depreciation and amortization due to recently completed projects.

Revenue by Segment

The following table presents segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts
Casino	$488,187	$450,273	$1,536,856	$1,445,113
Rooms	621,578	660,488	2,089,998	2,145,387
Food and beverage	538,257	547,298	1,747,599	1,718,285
Entertainment, retail and other	306,318	326,578	930,362	966,664
	1,954,340	1,984,637	6,304,815	6,275,449
Regional Operations
Casino	626,313	695,938	1,979,195	2,078,028
Rooms	90,358	87,162	242,428	233,700
Food and beverage	112,331	118,206	335,864	342,862
Entertainment, retail and other	54,202	55,569	167,725	167,316
	883,204	956,875	2,725,212	2,821,906
MGM China
Casino	981,403	947,483	2,914,225	2,820,732
Rooms	51,062	47,586	147,570	139,958
Food and beverage	90,889	83,092	265,185	235,801
Entertainment, retail and other	14,813	9,567	34,103	28,802
	1,138,167	1,087,728	3,361,083	3,225,293
MGM Digital
Casino	183,666	174,027	562,715	465,946

Reportable segment revenue	4,159,377	4,203,267	12,953,825	12,788,594
Corporate and other	52,514	47,197	163,777	143,822
	$4,211,891	$4,250,464	$13,117,602	$12,932,416

Las Vegas Strip Resorts

Las Vegas Strip Resorts revenues decreased 2% or $30 million for the three months ended September 30, 2026 compared to the prior year quarter due to a decrease in room revenue due to lower ADR as well as a decrease in entertainment revenue from our venues, partially offset by an increase in casino revenue, which benefited from a higher table games win percentage.

Las Vegas Strip Resorts revenues were flat for the nine months ended September 30, 2026 compared to the prior year period due primarily to an increase in casino revenue, which benefited from a higher table games win percentage, and an increase in food and beverage revenue, driven by an increase from catering and banquets, partially offset by a decrease in room revenue due to lower ADR as well as a decrease in entertainment revenue from our venues.

The following table shows key gaming statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Table games drop	$1,435	$1,363	$4,418	$4,429
Table games win	$363	$309	$1,213	$1,068
Table games win %	25.3%	22.6%	27.5%	24.1%
Slot handle	$6,200	$6,155	$17,806	$17,723
Slot win	$582	$570	$1,687	$1,663
Slot win %	9.4%	9.3%	9.5%	9.4%

The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Occupancy	89%	89%	91%	92%
Average daily rate (ADR)	$218	$236	$239	$248
Revenue per available room (RevPAR)	$193	$210	$218	$229

Regional Operations

Regional Operations revenues decreased 8% or $74 million for the three months ended September 30, 2026 compared to the prior year quarter due primarily to the sale of the operations of MGM Northfield Park.

Regional Operations revenues decreased 3% or $97 million for the nine months ended September 30, 2026 compared to the prior year period due primarily to the sale of the operations of MGM Northfield Park, partially offset by an increase in same-store casino revenue primarily driven by slot handle and table game drop.

The following table shows key gaming statistics for our Regional Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Table games drop	$1,050	$1,061	$3,075	$2,993
Table games win	$200	$205	$627	$614
Table games win %	19.1%	19.4%	20.4%	20.5%
Slot handle	$6,309	$6,969	$19,281	$20,405
Slot win	$629	$706	$1,931	$2,048
Slot win %	10.0%	10.1%	10.0%	10.0%

MGM China

MGM China revenues increased 5% or $50 million for the three months ended September 30, 2026 compared to the prior year quarter and increased 4% or $136 million for the nine months ended September 30, 2026 compared to the prior year period due primarily to an increase in casino revenue due primarily to an increase in main floor table games win percentage, partially offset by a decline in table games volume.

The following table shows key gaming statistics for MGM China:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Main floor table games drop	$3,682	$4,072	$11,470	$11,784
Main floor table games win	$1,021	$1,006	$3,136	$2,940
Main floor table games win %	27.7%	24.7%	27.3%	25.0%

MGM Digital

MGM Digital’s revenue increased 6% or $10 million for the three months ended September 30, 2026 compared to the prior year quarter and increased 21% or $97 million for the nine months ended September 30, 2026 compared to the prior year period due primarily to growth within the business to consumer channels.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Las Vegas Strip Resorts	$530,781	$600,869	$2,015,106	$2,122,525
Regional Operations	242,622	295,521	782,275	883,219
MGM China	263,978	283,990	794,161	870,897
MGM Digital	(4,209)	(23,248)	(60,695)	(83,339)
Corporate and other(1)	(630,382)	(651,328)	(1,937,506)	(2,002,930)
Consolidated Adjusted EBITDA	$402,790	$505,804	$1,593,341	$1,790,372
(1) Includes triple net lease rent expense of $549 million and $565 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 billion for each of the nine months ended September 30, 2026 and 2025.

Las Vegas Strip Resorts

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 12% for the three months ended September 30, 2026 compared to the prior year quarter due primarily to an increase in payroll related expenses, the decrease in revenue, and the receipt of $23 million of business interruption insurance proceeds in the prior year quarter.

Las Vegas Strip Resorts Segment Adjusted EBITDAR decreased 5% for the nine months ended September 30, 2026 compared to the prior year period, due primarily to an increase in payroll related expenses, and the receipt of $64 million of business interruption insurance proceeds in the prior year period.

Regional Operations

Regional Operations Segment Adjusted EBITDAR decreased 18% for the three months ended September 30, 2026 compared to the prior year quarter due primarily to the disposition of MGM Northfield Park and the receipt of $9 million of business interruption insurance proceeds in the prior year quarter.

Regional Operations Segment Adjusted EBITDAR decreased 11% for the nine months ended September 30, 2026 compared to the prior year period due primarily to the disposition of MGM Northfield Park and the receipt of $23 million of business interruption insurance proceeds in the prior year period.

MGM China

MGM China Segment Adjusted EBITDAR decreased 7% for the three months ended September 30, 2026 compared to the prior year quarter due primarily to the increase in the intercompany branding license fee expense of $22 million primarily as a result of a new intercompany long term branding agreement, an increase in payroll related expenses, and an increase in gaming taxes due to an increase in casino revenue, partially offset by the increase in casino revenue, as discussed above.

MGM China Segment Adjusted EBITDAR decreased 9% for the nine months ended September 30, 2026 compared to the prior year period due primarily to an increase gaming taxes due to an increase in casino revenue, the increase in the intercompany branding license fee expense of $66 million primarily as a result of a new intercompany long term branding agreement, and an increase in payroll related expenses, partially offset by the increase in casino revenue, as discussed above.

MGM Digital

MGM Digital Segment Adjusted EBITDAR loss was $4 million for the three months ended September 30, 2026 compared to a loss of $23 million in the prior year quarter. The change was due primarily to an increase in revenue, as discussed above, and a decrease in marketing expenses, partially offset by an increase in gaming taxes.

MGM Digital Segment Adjusted EBITDAR loss was $61 million for the nine months ended September 30, 2026 compared to a loss of $83 million in the prior year period. The change was due primarily to an increase in revenue, as discussed above, partially offset by an increase in marketing expenses and gaming taxes.

Supplemental Information - Same-store Results of Operations

The following table presents the financial results of Regional Operations on a same-store basis for the three and nine months ended September 30, 2026 and 2025. Same-Store Segment Adjusted EBITDAR is a non-GAAP measure, discussed within “Non-GAAP measures” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Regional Operations revenue	$883,204	$956,875	$2,725,212	$2,821,906
Dispositions (1)	—	(83,667)	(104,468)	(247,672)
Regional Operations same-store revenue	$883,204	$873,208	$2,620,744	$2,574,234

Regional Operations Segment Adjusted EBITDAR	$242,622	$295,521	$782,275	$883,219
Dispositions (1)	—	(35,790)	(44,464)	(106,956)
Regional Operations Same-Store Segment Adjusted EBITDAR	$242,622	$259,731	$737,811	$776,263
(1)Reflects the revenue and Segment Adjusted EBITDAR of MGM Northfield Park, as applicable, for the period prior to its disposition.

Income from Unconsolidated Affiliates

The following table summarizes information related to our share of operating income from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
BetMGM North America Venture	$26,743	$23,725	$57,200	$30,294
Other	4,621	1,917	10,028	8,312
	$31,364	$25,642	$67,228	$38,606

Non-operating Results

Interest expense

Gross interest expense was $103 million for each of the three months ended September 30, 2026 and 2025 and was $306 million and $317 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 5 to the accompanying consolidated financial statements for discussion on long-term debt and see “Liquidity and Capital Resources” for discussion on issuances and repayments of long-term debt.

Other, net

Other, net was income of $8 million and expense of $10 million for the three months ended September 30, 2026 and 2025, respectively. Other income, net for the three months ended September 30, 2026 was primarily comprised of a net gain related to derivatives of $24 million, interest and dividend income of $17 million, and foreign currency transaction gain of $12 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by a net loss related to debt and equity investments of $44 million. Other expense, net for the three months ended September 30, 2025 was primarily comprised of a net loss related to derivatives of $41 million, partially offset by a foreign currency transaction gain of $23 million primarily related to USD denominated debt held by a foreign subsidiary.

Other, net was income of $21 million and expense of $183 million for the nine months ended September 30, 2026 and 2025, respectively. Other income, net for the nine months ended September 30, 2026 was primarily comprised of a foreign currency transaction gain of $67 million primarily related to USD denominated debt held by a foreign subsidiary and of interest and dividend income of $42 million, partially offset by a net loss related to debt and equity investments of $64 million and a net loss related to derivatives of $21 million. Other expense, net for the nine months ended September 30, 2025 was primarily comprised of a foreign currency transaction loss of $285 million primarily related to USD denominated debt held by a foreign subsidiary, partially offset by interest and dividend income of $37 million, a net gain related to debt and equity investments of $35 million, and a net gain related to derivatives of $34 million.

Income taxes

Our effective income tax rate was a benefit of 79.1% and a provision of 15.8% on income before income taxes for the three and nine months ended September 30, 2026, respectively, compared to a benefit of 5.9% on loss before income taxes and a provision of 23.7% on income before income taxes for the three and nine months ended September 30, 2025, respectively. The effective tax rate for each of the periods was favorably impacted primarily by the mix of U.S. and foreign income, including Macau gaming profits which are exempt from complementary tax. The change in the mix of U.S. and foreign income resulted in a lower effective tax rate for the three months ended September 30, 2026 and a corresponding tax benefit. The effective tax rate for the nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 was unfavorably impacted by non-tax deductible goodwill impairment.

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

The following table presents a reconciliation of net income attributable to MGM Resorts International to Consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss) attributable to MGM Resorts International	$(17,108)	$(285,255)	$400,461	$(87,750)
Plus: Net income attributable to noncontrolling interests	56,315	78,526	136,327	225,846
Net income (loss)	39,207	(206,729)	536,788	138,096
Provision (benefit) for income taxes	(17,313)	(12,858)	100,875	42,857
Income (loss) before income taxes	21,894	(219,587)	637,663	180,953
Non-operating (income) expense:
Interest expense, net of amounts capitalized	102,607	102,287	305,425	315,140
Non-operating items from unconsolidated affiliates	1,780	(5,942)	1,762	(2,149)
Other, net	(7,597)	10,390	(21,288)	182,826
	96,790	106,735	285,899	495,817
Operating income (loss)	118,684	(112,852)	923,562	676,770
Preopening and start-up expenses	129	31	1,218	965
Property transactions, net	7,578	101,775	(264,897)	117,368
Goodwill impairment	—	256,133	111,019	256,133
Depreciation and amortization	276,399	260,717	822,439	739,136
Consolidated Adjusted EBITDA	$402,790	$505,804	$1,593,341	$1,790,372

Guarantor Financial Information

As of September 30, 2026, all of our registered principal debt arrangements are guaranteed by each of our wholly owned material domestic subsidiaries that guarantee our senior credit facilities. Our registered principal debt arrangements are not guaranteed by MGM Grand Detroit, LLC, MGM National Harbor, LLC, Blue Tarp reDevelopment, LLC (d/b/a MGM Springfield), MGM Sports & Interactive Gaming, LLC (the entity that holds our 50% interest in BetMGM North America Venture), MGM CEE Holdco, LLC (the entity that holds our consolidated digital gaming subsidiaries, including LeoVegas), and each of their respective subsidiaries. Our foreign subsidiaries, including MGM China and its subsidiaries, are also not guarantors of our registered principal debt arrangements. In the event that any subsidiary is no longer a guarantor of our senior credit facilities or any of our future capital markets indebtedness, that subsidiary will be released and relieved of its obligations to guarantee our existing registered principal debt arrangements. The indentures governing the registered principal debt arrangements further provide that in the event of a sale of all or substantially all of the assets of, or capital stock in a subsidiary guarantor then such subsidiary guarantor will be released and relieved of any obligations under its subsidiary guarantee.

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

The summarized financial information of us and our guarantor subsidiaries, on a combined basis, is presented below.

	September 30, 2026	December 31, 2025
Balance Sheet	(In thousands)
Current assets	$2,912,791	$3,086,445
Intercompany debt due from non-guarantor subsidiaries	3,114,626	3,000,104
Other long-term assets, net	26,146,872	27,668,633
Other current liabilities	2,068,965	2,201,703
Intercompany debt due to non-guarantor subsidiaries	2,198,733	2,198,874
Other long-term liabilities	26,991,659	28,641,498

Nine Months Ended September 30, 2026
Income Statement	(In thousands)
Revenue	$7,908,534
Operating income	625,701
Intercompany interest income	222,108
Intercompany interest expense	(183,415)
Income before income taxes	421,896
Net income	313,849
Net income attributable to MGM Resorts International	275,155

Liquidity and Capital Resources

Cash Flows

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, and income tax payments or refunds. Cash provided by operating activities was $1.7 billion in the nine months ended September 30, 2026 compared to $1.9 billion in the prior year period. The decrease from the prior year period was due primarily to a decrease in Segment Adjusted EBITDAR at our Las Vegas Strip Resorts, Regional Operations, and MGM China discussed within the Results of Operations section above, and the decrease in cash refunded for income taxes, partially offset by changes in net working capital.

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

Cash used in investing activities was $321 million in the nine months ended September 30, 2026 compared to $940 million in the prior year period. In the nine months ended September 30, 2026, we made payments of $618 million in capital expenditures, as further discussed below, contributed $155 million to unconsolidated affiliates, received $30 million in distributions from unconsolidated affiliates, which included $25 million from BetMGM North America Venture, and we received $513 million in net cash proceeds related to the sale of the operations of MGM Northfield Park. In comparison, in the prior year period we made payments of $772 million in capital expenditures, as further discussed below, contributed $208 million to unconsolidated affiliates, and received $71 million in distributions from unconsolidated affiliates.

Capital Expenditures

We made capital expenditures of $618 million in the nine months ended September 30, 2026, of which $119 million related to MGM China and is inclusive of capital expenditures relating to the gaming concession investment. Capital expenditures primarily related to room remodels and information technology.

We made capital expenditures of $772 million in the nine months ended September 30, 2025, of which $158 million related to MGM China and is inclusive of capital expenditures related to the gaming concession investment. Capital expenditures primarily related to room remodels, casino floor remodels and equipment, and information technology.

Financing activities. Cash used in financing activities was $1.0 billion in the nine months ended September 30, 2026 compared to $1.2 billion in the prior year period. In the nine months ended September 30, 2026, we had net repayments of debt of $554 million, as further discussed below, paid $262 million for repurchases of our common stock, and distributed $139 million to noncontrolling interest owners. In comparison, in the prior year period, we had net repayments of debt of $210 million, as further discussed below, paid $717 million for repurchases of our common stock, and distributed $159 million to noncontrolling interest owners.

Borrowings and Repayments of Long-term Debt

During the nine months ended September 30, 2026, we had net repayments of debt of $554 million, which primarily consisted of:
•net repayments of $154 million on MGM China’s revolving credit facility,
•the repayment of MGM China’s $750 million of aggregate principal amount of 5.875% notes due 2026 upon maturity with borrowings under the MGM China revolving credit facility,
•the repayment of our $400 million of aggregate principal amount of 4.625% notes due 2026 upon maturity with cash on hand, and
•the issuance of MGM China’s $750 million of aggregate principal amount 6.25% notes due 2033 of which the proceeds were used to repay a portion of amounts outstanding under the MGM China revolving credit facility and general corporate purposes.

During the nine months ended September 30, 2025, we had net repayments of debt of $210 million, which primarily consisted of the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025 upon maturity, partially offset by net borrowings of $290 million on MGM China’s revolving credit facility, which were used to fund the repayment of MGM China’s $500 million of aggregate principal amount of 5.25% notes due 2025.

Share Repurchases and Distributions to Noncontrolling Interest Owners

During the nine months ended September 30, 2026, we paid $262 million relating to repurchases of our common stock pursuant to our stock repurchase plans. See Note 10 for further information on the stock repurchases. The remaining availability under the April 2025 $2.0 billion stock repurchase plan was $1.4 billion as of September 30, 2026.

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

In August 2026, MGM China’s Board of Directors declared an interim dividend of $121 million, which was paid in September 2026, of which we received approximately $68 million and noncontrolling interests received approximately $53 million.

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

As of September 30, 2026, we had cash and cash equivalents of $2.4 billion, of which MGM China held $598 million, and we had $5.7 billion in principal amount of indebtedness, including $2.3 billion related to MGM China. No amounts were drawn on our revolving credit facility and, as of September 30, 2026, there was $331 million outstanding under MGM China’s revolving credit facility.

Our expected cash interest payments over the next twelve months, based on principal amounts of debt outstanding, contractual maturity dates, and interest rates, each as of September 30, 2026, are approximately $180 million to $200 million, excluding MGM China, and approximately $315 million to $335 million on a consolidated basis, which includes MGM China.

We are also required, as of September 30, 2026, to make annual contractual cash rent payments of $1.8 billion to our landlords over the next twelve months under triple net lease agreements, which triple net leases are also subject to annual escalators and also require us to pay substantially all costs associated with the lease, including real estate taxes, ground lease payments, insurance, utilities and routine maintenance (with each lease obligating us to spend a specified percentage of revenue at the properties on capital expenditures), in addition to the annual cash rent.

We have planned capital expenditures expected over the remainder of 2026 of approximately $360 million to $410 million on a consolidated basis, of which $35 million to $55 million relates to MGM China and is inclusive of the estimated amount of the gaming concession investment that relates to capital projects.

We continue to explore potential development or investment opportunities, such as expanding our global online gaming presence, which may require cash commitments in the future.

Additionally, we have cash commitments to fund MGM Osaka relating to the development of an integrated resort in Osaka, Japan of JPY428 billion, which represents our expected approximate 43.5% equity share (our ownership percentage is expected to fluctuate over the equity funding period, with us holding an expected approximate 43.5% ownership interest upon completion of such fundings). We expect to fund the estimated remaining amount of approximately JPY333.0 billion (approximately $2.1 billion as of September 30, 2026) on a quarterly basis through 2028, of which a portion we expect to fund with the proceeds from the senior secured yen credit facility. In October 2026, we funded JPY19.4 billion (approximately $123 million) of the committed amount. Project costs may increase due primarily to inflation, which increases may be offset by cost mitigation efforts and funded by additional financing. Refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding our commitments and guarantees.

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

As of September 30, 2026, variable rate borrowings represented approximately 12% of our total borrowings. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30, 2026
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions except interest rates)
Fixed-rate	$—	$1,425	$750	$850	$—	$2,001	$5,026	$4,901
Average interest rate	N/A	5.1%	4.8%	6.1%	N/A	6.6%	5.8%
Variable rate	$—	$—	$—	$—	$675	$—	$675	$675
Average interest rate	N/A	N/A	N/A	N/A	4.0%	N/A	4.0%

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.        Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.        Exhibits

22	Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

MGM Resorts International
Date: October 28, 2026	By:	/s/ WILLIAM J. HORNBUCKLE
William J. Hornbuckle
Chief Executive Officer and President (Principal Executive Officer)

Date: October 28, 2026		/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Financial Officer (Principal Financial Officer)